Form 10-Q
period 1994-01-31
QUANEX CORP
filed 1994-03-08
CIK 276889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


                                   (Mark One)

             {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1994

                                       OR

             { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ___________.

                         Commission File Number 1-5725


                               QUANEX CORPORATION
             (Exact name of registrant as specified in its charter)





               DELAWARE                               38-1872178
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

            1900 West Loop South, Suite 1500, Houston, Texas  77027
             (Address of principal executive offices and zip code)



      Registrant's telephone number, including area code:  (713) 961-4600




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                        Outstanding at January 31, 1994
- ---------------------------------------      -------------------------------
Common Stock, par value $0.50 per share                 13,319,703

                               QUANEX CORPORATION
                                     INDEX




                                                                                                          Page No.
                                                                                                          --------
Part I.   Financial Information:

   Item 1:  Financial Statements

               Consolidated Balance Sheets - January 31, 1994 and
                  October 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

               Consolidated Statements of Income - Three Months
                  Ended January 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

               Consolidated Statements of Cash Flow - Three Months
                  Ended January 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

               Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . .    4-6

   Item 2:  Management's Discussion and Analysis of Results of
            Operations and Financial Condition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7-11

Part II.  Other Information

   Item 5:  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

Exhibit 11  Computation of Earnings per Common Share

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               QUANEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       January 31,  October 31,
                                                          1994         1993
                                                      -----------   -----------
                                                      (Unaudited)   (Audited)
ASSETS

Current assets:
  Cash and equivalents............................    $  37,254     $  42,247
  Short-term investments..........................       47,938        47,655
  Accounts and notes receivable, net..............       65,665        72,266
  Inventories.....................................       81,309        76,899
  Deferred income taxes...........................        3,879         3,875
  Prepaid expenses................................        1,578           468
                                                      ---------     ---------
          Total current assets....................      237,623       243,410

Property, plant and equipment.....................      466,992       459,154
Less accumulated depreciation and amortization....     (222,763)     (216,808)
                                                      ---------     ---------
Net property, plant and equipment.................      244,229       242,346

Goodwill, net.....................................       33,727        33,964
Other assets......................................        9,990         9,147
                                                      ---------     ---------
                                                      $ 525,569     $ 528,867
                                                      =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................    $  56,844     $  62,349
  Income taxes payable............................        1,680             -
  Accrued expenses................................       33,164        32,504
  Current maturities of long-term debt............          221           219
                                                      ---------     ---------
          Total current liabilities...............       91,909        95,072

Long-term debt....................................      128,448       128,476
Deferred pension credits..........................       14,931        13,923
Deferred postretirement welfare benefits..........       48,374        47,559
Deferred income taxes.............................       17,637        18,061
                                                      ---------     ---------
          Total liabilities.......................      301,299       303,091

Stockholders' equity:
  Preferred stock, no par value...................       86,250        86,250
  Common stock, $.50 par value....................        6,660         6,657
  Additional paid-in capital......................       85,290        85,218
  Retained earnings...............................       48,054        49,635
  Adjustment for minimum pension liability........       (1,984)       (1,984)
                                                      ---------     ---------
          Total stockholders' equity..............      224,270       225,776
                                                      ---------     ---------
                                                      $ 525,569     $ 528,867
                                                      =========     =========



                                      (1)

                               QUANEX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)




                                          Three Months Ended January 31,
                                          ------------------------------
                                                1994         1993
                                                ----         ----
                                                   (Unaudited)
Net sales..................................   $149,522     $141,430
Cost and expenses:
  Cost of sales............................    135,192      129,795
  Selling, general and administrative
  expense .................................     10,113        9,681
                                              --------     --------
Operating income...........................      4,217        1,954
Other income (expense):
  Interest expense.........................     (3,489)      (3,405)
  Capitalized interest.....................        756          264
  Other, net...............................      1,564        2,025
                                              --------     --------
Income before income taxes.................      3,048          838
Income tax expense.........................     (1,280)        (352)
                                              --------     --------
Net income (loss)..........................      1,768          486
Preferred dividends........................     (1,484)      (1,484)
                                              --------     --------
Net income attributable to
  common stockholders......................   $    284     $   (998)
                                              ========     ========
Primary earnings (loss) per common share...   $   0.02     $  (0.07)
                                              ========     ========
Weighted average shares outstanding........     13,407       13,641
                                              ========     ========





                                      (2)

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)



                                                                   Three Months Ended January 31,
                                                                   ------------------------------
                                                                     1994                  1993
                                                                     ----                  ----
                                                                            (Unaudited)
Operating activities:
  Net income...................................................    $ 1,768               $    486
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Depreciation and amortization...........................      7,201                  7,932
       Facilities realignment accrual..........................       (597)                     -
       Deferred income taxes...................................       (424)                  (429)
       Pension costs...........................................      1,008                    618
       Postretirement welfare benefits.........................        815                    663
                                                                   -------               --------
                                                                     9,771                  9,270
  Changes in assets and liabilities net of effects from
    acquisitions and dispositions:
       Decrease (increase) in accounts and notes receivable....      6,601                  3,090
       Decrease (increase) in inventory........................     (4,410)                (4,889)
       Increase (decrease) in accounts payable.................     (5,505)                (8,289)
       Increase (decrease) in accrued expenses.................        660                   (110)
       Other, net..............................................        566                    502
                                                                   -------               --------
            Cash provided (used) by operating activities.......      7,683                   (426)

Investment activities:
  Capital expenditures, net of retirements.....................     (8,058)                (7,533)
  Decrease (increase) in short-term investments................       (283)                     -
  Other, net...................................................     (1,035)                (2,455)
                                                                   -------               --------
            Cash used by investment activities.................     (9,376)                (9,988)
                                                                   -------               --------
            Cash provided (used) by operating and
               investment activities...........................     (1,693)               (10,414)

Financing activities:
  Repayments of long-term debt.................................        (26)                   (31)
  Dividends paid...............................................     (3,349)                (3,394)
  Other, net...................................................         75                     82
                                                                   -------               --------
            Cash used by financing activities..................     (3,300)                (3,343)
                                                                   -------               --------

Increase (decrease) in cash and equivalents....................     (4,993)               (13,757)
Cash and equivalents at beginning of period....................     42,247                 96,858
                                                                   -------               --------
Cash and equivalents at end of period..........................    $37,254               $ 83,101
                                                                   =======               ========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest.......................................................    $   163               $    107
Income taxes...................................................    $   101               $    118



                                                                (3)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  Accounting Policies

    The interim consolidated financial statements of Quanex Corporation and subsidiaries are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 1993 Annual Report on Form 10-K, which is incorporated by reference. Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to 1994 classifications.

2.  Inventories

    Inventories consist of the following:                    January 31,            October 31,
                                                                1994                   1993
                                                             ----------             -----------
                                                                      (In thousands)
    Inventories valued at lower of cost
    (principally LIFO method) or market:
       Raw materials  . . . . . . . . . . . . . . . . . . .  $24,888                $25,474
       Finished goods and work in process . . . . . . . . .   46,731                 42,610
                                                             -------                -------
                                                              71,619                 68,084

    Other . . . . . . . . . . . . . . . . . . . . . . . . .    9,690                  8,815
                                                             -------                -------
                                                             $81,309                $76,899
                                                             =======                =======

    With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $10 million at January 31, 1994, and $10 million at October 31, 1993.

3.  Long-Term Debt and Financing Arrangements

    At January 31, 1994, the Company had $125 million outstanding under its unsecured Long-Term Note Agreement (Senior Notes Agreement). The debt bears interest at the rate of 10.77% per annum, payable semi-annually. The Senior Notes Agreement will mature on August 23, 2000, and requires annual repayments of $20,833,000 beginning on August 23, 1995.

    At January 31, 1994, the Company had no amounts outstanding under its unsecured $48 million Revolving Credit and Letter of Credit Agreement (Bank Agreement). The Bank Agreement consists of a revolving line of credit (Revolver), renewable annually, which expires March 31, 1997, and up to $20 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either floating prime or a reserve adjusted Eurodollar rate.

    All of the above agreements contain customary affirmative and negative covenants which the Company must meet. As of January 31, 1994, the Company was in compliance with all of the covenants.



                                      (4)

4.      Income Taxes

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", effective November 1, 1993. This Statement supersedes SFAS No. 96, "Accounting for Income Taxes", which was adopted by the Company in 1989. It was not necessary for the Company to record any adjustments for the cumulative effect of adopting SFAS No. 109.

        Deferred income taxes typically reflect (a) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) alternative minimum tax, operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax liability as of November 1, 1993 are as follows:

                                                                             November 1,
                                                                                 1993
                                                                             -----------
                                                                               ($000)
         Deferred tax liabilities:
              Tax over book depreciation                                      $ 38,690
              Other                                                              4,917
                                                                               -------
                                                                                43,607
                                                                               -------

         Deferred tax assets:
              Employee benefit obligations                                      26,695
              Reserves not currently deductible                                  2,726
                                                                               -------
                                                                                29,421
                                                                               -------
              Net deferred tax liability                                      $ 14,186
                                                                               =======

        At January 31, 1994, $3,879,000 of deferred tax assets were classified as a current asset and included in "Deferred income taxes" on the Consolidated Balance Sheet. No valuation allowance was required for deferred tax assets at either November 1, 1993 or January 31, 1994.





                                      (5)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     Industry Segment Information

       Quanex is principally a specialty metals producer. The Company's operations primarily consist of four segments: hot rolled steel bars, cold finished steel bars, steel tubes, and aluminum building products.


                                                             Cold
Three Months Ended                       Hot Rolled        Finished           Steel           Alum. Bldg.
January 31, 1994                         Steel Bars        Steel Bars         Tubes            Products        Other(1)
- ------------------------------------------------------------------------------------------------------------------------
                                                                     (in thousands)
Units shipped:
 To unaffiliated companies.............      109.5  Tons      43.6 Tons         19.2 Tons       24,582  Lbs.
 Intersegment..........................        6.7              -                 -                 -
                                         ---------        --------          --------        ----------
Total..................................      116.2  Tons      43.6 Tons         19.2 Tons       24,582  Lbs.
                                         =========        ========          ========        ==========

Net Sales:
 To unaffiliated companies.............  $  53,904        $ 37,167          $ 26,155        $   32,296        $      -
 Intersegment(2).......................      3,743              -                 -                 -            (3,743)
                                         ---------        --------          --------        ----------        ---------
Total..................................  $  57,647          37,167            26,155            32,296           (3,743)
                                         =========        ========          ========        ==========        =========

Operating income (loss)................  $   5,961        $  1,570          $  1,733        $   (2,129)       $  (2,918)
                                         =========        ========          ========        ==========        =========

Three Months Ended                        Consoli-
January 31, 1994                             dated
- ------------------------------------------------------
                                        (in thousands)
Units shipped:
 To unaffiliated companies.............
 Intersegment..........................
Total..................................

Net Sales:
 To unaffiliated companies.............  $   149,522
 Intersegment(2).......................            -
                                         -----------
Total..................................  $   149,522
                                         ===========
Operating income (loss)................  $     4,217
                                         ===========

                                                               Cold
Three Months Ended                          Hot Rolled       Finished           Steel           Alum. Bldg.
January 31, 1993                            Steel Bars      Steel Bars         Tubes(3)          Products           Other(1)
- -----------------------------------------------------------------------------------------------------------------------------
                                                                        (in thousands)
Units shipped:
 To unaffiliated companies..............        96.1 Tons        39.1 Tons         37.3  Tons     19,653   Lbs.
 Intersegment...........................         5.9               -                 -                -
                                          ----------      -----------       -----------       ----------
Total...................................       102.0 Tons        39.1 Tons         37.3  Tons     19,653   Lbs.
                                          ==========      ===========       ===========       ==========

Net Sales:
 To unaffiliated companies..............  $   44,803      $    31,675       $    33,665       $   26,695          $    4,592
 Intersegment(2)........................       3,131               -                 (1)              -               (3,130)
                                          ----------      -----------       -----------       ----------          ----------
Total...................................  $   47,934           31,675            33,664           26,695               1,462
                                          ==========      ===========       ===========       ==========          ==========

Operating income (loss).................  $    4,584      $     1,050      $      2,203       $   (3,780)         $   (2,103)
                                          ==========      ===========       ===========       ==========          ==========

Three Months Ended                        Consoli-
January 31, 1993                             dated
- -----------------------------------------------------
                                        (in thousands)
Units shipped:
 To unaffiliated companies..............
 Intersegment...........................
Total...................................

Net Sales:
 To unaffiliated companies..............  $  141,430
 Intersegment(2)........................           -
                                          ----------
Total...................................  $  141,430
                                          ==========
Operating income (loss).................  $    1,954
                                          ==========

(1) Included in "Other" are intersegment eliminations, Viking Metallurgical Corporation (for the three months ended January 31, 1993), and corporate expenses.
(2) Intersegment sales are conducted on an arm's-length basis.
(3) Includes Bellville Tube Division which was sold during the second quarter of fiscal 1993.





                                      (6)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition

RESULTS OF OPERATIONS

The Company classifies its operations into four business segments: hot rolled steel bars, cold finished steel bars, steel tubes and aluminum building products. The Company's products are marketed to the industrial machinery and capital equipment industries, the transportation industry, the energy processing industry and the home building and remodeling industries. Results for the first quarter of fiscal 1994 reflect improved market conditions in the Company's steel bar and steel tube businesses and lower costs per unit at those businesses resulting from higher volume and the effects of cost reduction programs. Net sales and operating losses in the Company's aluminum building products business showed substantial improvement as compared to the same period last year. However, excess supplies of aluminum ingot continued to result in lower selling prices and compressed profit margins. Also affecting the aluminum building products business is the continued loss of sales related to a fire that occurred during the fourth quarter of fiscal 1993 at the Company's Lincolnshire facility.

    The Company's steel business has benefited from a continuing improvement in the United States economy, which resulted in both increased demand and higher prices. The Company continues to see strengthening in the hot rolled steel bar and cold finished bar businesses. Results for the remainder of fiscal 1994 will be dependent on whether recent improvements in the economy and the businesses can be sustained and cost reduction maintained. In this regard, the Company's hot rolled steel bar segment is expected to be affected by a trend toward increasing steel scrap prices, the primary material used by the segment, and the Company's ability to pass the increased material costs to customers. Although results for the Company's aluminum building products business improved in the first fiscal quarter of 1994 due to greater demand and market penetration, future results for this business will be primarily dependent on whether market conditions will permit further improvements in sales prices and margins, as well as the success of the Company to achieve higher sales and market penetration for its aluminum products manufactured at its aluminum mini-mill that began commercial operations in July 1992. Aluminum building products results for the second quarter of fiscal 1994 will also continue to be affected by the loss of revenue and income while the Company's Lincolnshire facility is being repaired. The Company expects that the damaged facility will be back to full production levels by the end of March, 1994. The negative impact on operating earnings resulting from the fire is not expected to exceed $1 million for the second quarter of fiscal 1994. The Company's aluminum building products business, however, is expected to continue to be affected by pricing pressures related to excess supplies of aluminum ingot.





                                      (7)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

The following table sets forth selected operating data for the Company's four businesses:

                                                                        Three Months Ended
                                                                            January 31,
                                                                    --------------------------
                                                                      1994              1993
                                                                    --------          --------
                                                                          (In thousands)
 Hot Rolled Steel Bars:
   Units shipped (Tons)......................                          116.2             102.0
   Net Sales.................................                       $ 57,647          $ 47,934
   Operating income..........................                       $  5,961          $  4,584
   Depreciation and amortization.............                       $  3,285          $  3,195
   Identifiable assets.......................                       $157,631          $140,244

 Cold Finished Steel Bars:
   Units shipped (Tons)......................                           43.6              39.1
   Net Sales.................................                       $ 37,167          $ 31,675
   Operating income..........................                       $  1,570          $  1,050
   Depreciation and amortization.............                       $    343          $    315
   Identifiable assets.......................                       $ 52,212          $ 44,513

 Steel Tubes:
   Units shipped (Tons)......................                           19.2              37.3
   Net Sales.................................                       $ 26,155          $ 33,664
   Operating income..........................                       $  1,733          $  2,203
   Depreciation and amortization.............                       $    524          $    864
   Identifiable assets.......................                       $ 40,242          $ 49,595

 Aluminum Building Products:
   Units shipped (Pounds)....................                         24,582            19,653
   Net Sales.................................                       $ 32,296          $ 26,695
   Operating income..........................                       $ (2,129)         $ (3,780)
   Depreciation and amortization.............                       $  2,964          $  2,931
   Identifiable assets.......................                       $190,369          $195,222

    Consolidated net sales for the three months ended January 31, 1994, were $149.5 million representing an increase of $8.1 million or 5.7% when compared to the same period last year. The increase is due to improvements in the economy and increases in demand in all of the Company's businesses combined with higher average selling prices in the Company's steel businesses. The Company realized this increase in sales despite the absence of $14.2 million in net sales from businesses sold during the second quarter of fiscal 1993.

    Net sales from the Company's hot rolled steel bar business for the three months ended January 31, 1994 were $57.6 million as compared to $47.9 million for the same 1993 period. This represents an increase of $9.7 million or 20.3%. This increase is attributable to a 13.9% increase in volume due to improved market conditions, particularly in automotive and truck, combined with a 5.5% increase in average selling prices.

    Net sales from the Company's cold finished steel bar business for the three months ended January 31, 1994 were $37.2 million as compared to $31.7 million for the same 1993 period. This represents an increase of $5.5 million or 17.3%. The improvements in results for the cold finished steel bar business reflected an 11.5% increase in volumes and a 5.2% increase in average selling prices. These increases primarily related to an improvement in the automotive and truck market as well as a general improvement in overall market conditions.

                                      (8)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

    Net sales from the Company's steel tube business for the three months ended January 31, 1994 declined 22.3% from $33.7 million in 1993 to $26.2 million for the first fiscal quarter of 1994. This decline in sales was attributable to the absence of sales from the Company's Bellville Tube division, which was sold in April 1993. Although sales in this business declined, average unit prices and margins increased. During the first quarter of 1994, sales volumes (excluding Bellville) increased 5.3% and average selling prices 3.4%. These increases reflect improved market conditions, particularly in the industrial machinery and capital equipment markets.

    Net sales from the Company's aluminum building products business for the three months ended January 31, 1994 were $32.3 million as compared to $26.7 million for the same 1993 period. This represents an increase of $5.6 million or 21.0%. This increase is attributable to a 25.1% increase in volume due to improved demand related to the improving economy and improved market share. This increase in volume, however, was partially offset by a 3.3% decrease in average selling prices.

    Consolidated operating income for the three months ended January 31, 1994, was $4.2 million representing an increase of $2.3 million or 116% when compared to the same period last year. This increase is principally due to higher net sales , lower unit manufacturing costs and reduced losses at the Company's aluminum building products business. The decline in costs was attributable to higher operating levels and the effects of past and ongoing cost reduction programs. Also included in the three months ended January 31, 1993 is $1.3 million of operating income from the Company's Bellville Tube division and Viking Metallurgical subsidiary, which were sold during the second quarter of fiscal 1993.

    Operating income from the Company's hot rolled steel bar business for the three months ended January 31, 1994 was $6.0 million as compared to $4.6 million for the same 1993 period. This represents an increase of $1.4 million or 30.0%. This increase is due to higher net sales as well as lower variable costs per ton.

    Operating income from the Company's cold finished steel bar business for the three months ended January 31, 1994 was $1.6 million as compared to $1.1 million for the same 1993 period. This represents an increase of $520 thousand or 49.5%. This increase is primarily due to higher net sales and lower variable costs per ton.

    Operating income from the Company's steel tube business for the three months ended January 31, 1994 was $1.7 million as compared to $2.2 million for the same 1993 period. This represents a decrease of $470 thousand or 21.3%. However, operating income for the three months ended January 31, 1993 included income from Bellville Tube Division which was sold in April of 1993. Operating income actually improved as compared to the first quarter of 1993 after excluding the results of Bellville Tube Division. Operating income as a percentage of net sales improved to 6.6% in 1994 as compared to 6.5% in 1993.

    The operating loss from the Company's aluminum building products business for the three months ended January 31, 1994 was $2.1 million as compared to an operating loss of $3.8 million for the same 1993 period. This represents an improvement of $1.7 million or 43.7%. The improvement reflected increased sales from the Company's aluminum plants in Davenport, Iowa and an improved product mix from the Company's fabricated products plant in Chatsworth, Illinois.

Selling, General and Administrative Expenses increased by $432 thousand or 4.5% for the three months ended January 31, 1994, as compared to the same period of 1993 primarily due to increased levels of business activity. However, as a percentage of net sales, selling, general and administrative expenses were essentially unchanged as compared to the same period last year.

                                      (9)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

Interest expense was relatively flat at $3.5 million for the three months ended January 31, 1994, as compared to $3.4 million for the same period of 1993.

Net income attributable to common shareholders for the three months ended January 31, 1994 was $284 thousand as compared to a net loss attributable to common shareholders of $998 thousand for the same 1993 period, after deducting preferred dividends of $1.5 million from both periods. The improvement is primarily attributable to improved operating income. Included in net income for the three months ended January 31, 1993 is a $1.4 million gain on the settlement of financing contracts. Interest income, classified as "other", was $923 thousand for the three months ended January 31, 1994, as compared to $1.3 million, excluding the gain on the settlement of financing contracts, for the same 1993 period. The decrease in interest income is primarily because of lower interest rates. Net income attributable to common stockholders continues to be affected by dividend obligations associated with the $86.3 million in preferred stock issued in the third quarter of fiscal 1992, the proceeds of which have not yet been fully deployed in the Company's business operations. Until the Company's excess cash is invested in the business and returns received therefrom, the Company will continue to experience a negative financing cost arbitrage.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash and short-term investments, cash flow from operations, and, if needed, borrowings under a $48 million unsecured revolving credit facility with a group of banks (the "Bank Agreement"). All borrowings under the Bank Agreement bear interest, at the option of the Company, at either floating prime or a reserve adjusted Eurodollar rate. The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined. The Bank Agreement limits the payment of dividends and certain restricted investments. During 1993, the Bank Agreement was amended to increase available borrowings from $40 million to $48 million and to extend the maturity of the facility to March 31, 1997. Under the Bank Agreement, at January 31, 1994, there were no outstanding borrowings and $104,000 of outstanding letters of credit.

At January 31, 1994, the Company had $125,000,000 outstanding under its unsecured Long-Term Note Agreement ("Senior Notes Agreement"). The debt bears interest at the rate of 10.77% per annum, payable semi-annually. The Senior Notes Agreement will mature on August 23, 2000, and requires annual repayments of $20,833,000 beginning on August 23, 1995. The Senior Notes Agreement contains customary affirmative and negative covenants, as well as requirements to maintain a minimum capital base, as defined. In addition, the Senior Notes Agreement limits the payment of dividends and certain restricted investments. Management believes that cash flow from operations, cash reserves, and, if necessary, additional borrowings will be sufficient to make all interest and principal payments related to the Senior Notes Agreement.





                                      (10)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

At January 31, 1994, the Company had commitments of $15 million for the purchase or construction of capital assets, primarily at its Nichols-Homeshield and MacSteel divisions. The Company's $52 million Phase II MacSteel Ultra Clean Steel Program, which commenced in June 1992, is expected to be completed in early 1995. Also, the Company's $9 million in capital additions at its Nichols-Homeshield division is expected to be completed in July 1994. The Company expects to fund its capital expenditures through cash flow from operations, existing cash balances, proceeds from short-term investments and, if necessary, from borrowings under the Bank Agreement. The Company is currently reviewing various alternatives with respect to the use of its excess available cash, including a possible business acquisition. Although the Company does not currently have any agreements for such an acquisition, any such acquisition would likely involve the use of a substantial portion of the Company's excess available cash as well as additional borrowings if necessary or desirable.

In management's opinion, the Company currently has sufficient funds and adequate financial sources available to meet its anticipated liquidity needs. Management believes that cash flow from operations, cash balances, short-term investments and available borrowings will be sufficient for the foreseeable future to finance anticipated capital expenditures, debt service requirements, including interest expense, debt retirement obligations, and dividends.

Operating Activities

Cash provided by operating activities during the three months ended January 31, 1994 was $7.7 million. This represents an increase of $8.1 million as compared to the same 1993 period. This increase reflects improved operating results and smaller increases in working capital as compared to the three months ended January 31, 1993.

Investment Activities

Net cash used by investment activities during the three months ended January 31, 1994 was $9.4 million as compared to $10.0 million for the same 1993 period. Capital expenditures for the three months ended January 31, 1994 were $8.1 million as compared to $7.5 million for the same 1993 period. The Company estimates that fiscal 1994 capital expenditures will approximate $40 to $50 million.

Financing Activities

Cash used by financing activities for the three months ended January 31, 1994 was $3.3 million, principally consisting of $1.9 million in common dividends and $1.5 million in preferred dividends. This represents no significant change from the same 1993 period.

CHANGE IN ACCOUNTING

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 109, "Accounting for Income Taxes" ("FAS 109"), which modifies and replaces FAS No. 96, "Accounting for Income Taxes". The Company adopted FAS 109 effective November 1, 1993. It was not necessary for the company to record any adjustments for the cumulative effect of adopting FAS 109.





                                      (11)

                          PART II.  OTHER INFORMATION


Item 5 - Other Information.


None


Item 6 - Exhibits and Reports on Form 8-K.


   (a) Exhibit 11 - Statement re computation of earnings per share.

   (b) No reports on Form 8-K were filed by the Company during the quarter for which this report is being filed.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       QUANEX CORPORATION


                                       /s/ VIREN M. PARIKH
                                       Viren M. Parikh
                                       Controller (Chief Accounting Officer)


Date  March 7, 1994





                                      (12)