Form 10-Q
period 1994-04-30
QUANEX CORP
filed 1994-06-10
CIK 276889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


                                   (Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1994

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________.

                         Commission File Number 1-5725


                               QUANEX CORPORATION
             (Exact name of registrant as specified in its charter)





         DELAWARE                                          38-1872178
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                        Outstanding at April 30, 1994
                -----                        -----------------------------
Common Stock, par value $0.50 per share                 13,332,403

                               QUANEX CORPORATION
                                     INDEX




                                                                                                   Page No.
                                                                                                   --------
Part I.   Financial Information:

       Item 1:   Financial Statements

                    Consolidated Balance Sheets - April 30, 1994 and
                       October 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

                    Consolidated Statements of Income - Three and Six Months
                       Ended April 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . .      2

                    Consolidated Statements of Cash Flow - Six Months
                       Ended April 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . .      3

                    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . .     4-6

       Item 2:      Management's Discussion and Analysis of Results of
                       Operations and Financial Condition   . . . . . . . . . . . . . . . . . . .     7-11

Part II.   Other Information

       Item 4:      Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . .      12
       Item 5:      Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12
       Item 6:      Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .      12

Exhibit 11          Computation of Earnings per Common Share

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               QUANEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                           April 30,                    October 31,
                                                                             1994                          1993
                                                                         -----------                    -----------
                                                                         (Unaudited)                     (Audited)
 ASSETS
 ------

 Current assets:
   Cash and equivalents ..................................                 $  10,400                      $  42,247
   Short-term investments.................................                    60,985                         47,655
   Accounts and notes receivable, net ....................                    80,624                         72,266
   Inventories ...........................................                    86,050                         76,899
   Deferred income taxes .................................                     3,866                          3,875
   Prepaid expenses ......................................                     1,359                            468
                                                                           ---------                      ---------
           Total current assets...........................                   243,284                        243,410

 Property, plant and equipment ...........................                   477,174                        459,154
 Less accumulated depreciation and amortization ..........                  (229,003)                      (216,808)
                                                                           ---------                      ---------
 Net property, plant and equipment .......................                   248,171                        242,346

 Goodwill, net ...........................................                    33,490                         33,964
 Other assets ............................................                    10,430                          9,147
                                                                           ---------                      ---------
                                                                           $ 535,375                      $ 528,867
                                                                           =========                      =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------

 Current liabilities:
   Accounts payable ......................................                 $  64,736                      $  62,349
   Income taxes payable ..................................                       346                             -
   Accrued expenses ......................................                    34,611                         32,504
   Current maturities of long-term debt ..................                       115                            219
                                                                           ---------                      ---------
           Total current liabilities .....................                    99,808                         95,072

 Long-term debt ..........................................                   128,400                        128,476
 Deferred pension credits ................................                    15,021                         13,923
 Deferred postretirement welfare benefits ................                    49,251                         47,559
 Deferred income taxes ...................................                    17,973                         18,061
                                                                           ---------                      ---------
           Total liabilities .............................                   310,453                        303,091

 Stockholders' equity:
   Preferred stock, no par value .........................                    86,250                         86,250
   Common stock, $.50 par value ..........................                     6,666                          6,657
   Additional paid-in capital ............................                    85,507                         85,218
   Retained earnings .....................................                    48,483                         49,635
   Adjustment for minimum pension liability...............                    (1,984)                        (1,984)
                                                                           ---------                      ---------
           Total stockholders' equity ....................                   224,922                        225,776
                                                                           ---------                      ---------
                                                                           $ 535,375                      $ 528,867
                                                                           =========                      =========


                                      (1)

                               QUANEX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                               Three Months Ended                   Six Months Ended
                                                                   April 30,                            April 30,
                                                         ------------------------------       ------------------------------
                                                              1994             1993                1994             1993
                                                         ------------      ------------       ------------      ------------
                                                                                     (Unaudited)
Net sales ........................................       $    172,235      $    161,370       $    321,757      $    302,800
Cost and expenses:
  Cost of sales ..................................            151,852           144,996            287,044           274,791
  Selling, general and administrative
    expense ......................................             10,775            11,229             20,888            20,910
                                                         ------------      ------------       ------------      ------------
Operating income .................................              9,608             5,145             13,825             7,099
Other income (expense):
  Interest expense ...............................             (3,488)           (3,371)            (6,977)           (6,776)
  Capitalized interest ...........................                861               412              1,617               676
  Other, net .....................................               (468)            1,093              1,096             3,118
                                                         ------------      ------------       ------------      ------------
Income before income taxes .......................              6,513             3,279              9,561             4,117
Income tax expense ...............................             (2,736)           (1,377)            (4,016)           (1,729)
                                                         ------------      ------------       ------------      ------------
Net income .......................................              3,777             1,902              5,545             2,388
Preferred dividends ..............................             (1,483)           (1,483)            (2,967)           (2,967)
                                                         ------------      ------------       ------------      ------------
Net income attributable to
  common stockholders ............................       $      2,294      $        419       $      2,578      $       (579)
                                                         ============      ============       ============      ============
Primary earnings (loss) per common share .........       $       0.17      $       0.03       $       0.19      $      (0.04)
                                                         ============      ============       ============      ============
Weighted average shares outstanding ..............             13,446            13,607             13,431            13,626
                                                         ============      ============       ============      ============





                                      (2)

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                               Six Months Ended April 30,
                                                                           ---------------------------------
                                                                                1994                1993
                                                                           -----------          ------------
                                                                                     (Unaudited)
Operating activities:
  Net income ........................................................      $     5,545           $     2,388
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Depreciation and amortization.................................           14,432                15,600
       Facilities realignment accrual................................           (1,113)               (1,962)
       Deferred income taxes.........................................              (88)                1,198
       Pension costs.................................................            1,098                   991
       Postretirement welfare benefits...............................            1,692                 1,043
                                                                           -----------           -----------
                                                                                21,566                19,258

  Changes in assets and liabilities net of effects from
    acquisitions and dispositions:
       Decrease (increase) in accounts and notes receivable..........          (14,748)               (1,651)
       Decrease (increase) in inventory .............................           (9,151)               (4,457)
       Increase (decrease) in accounts payable ......................            2,387                (6,498)
       Increase (decrease) in accrued expenses ......................            2,107                   250
       Other, net....................................................             (536)                  188
                                                                           -----------           -----------
            Cash provided (used) by operating activities.............            1,625                 7,090


Investment activities:
  Capital expenditures, net of retirements ..........................          (18,283)              (16,163)
  Decrease (increase) in short-term investments .....................          (13,330)                   -
  Proceeds from the sale of Bellville Tube
      Division and Viking Metallurgical Subsidiary...................            6,390                16,375
  Other, net ........................................................           (1,670)                3,448
                                                                           -----------           -----------
            Cash provided (used) by investment activities ...........          (26,893)                3,660
                                                                           -----------           -----------
            Cash provided (used) by operating and
               investment activities ................................          (25,268)               10,750


Financing activities:
  Repayments of long-term debt ......................................             (180)                  (46)
  Dividends paid ....................................................           (6,697)               (6,788)
  Purchases of Quanex common stock...................................                -                (3,540)
  Other, net ........................................................              298                   124
                                                                           -----------           -----------
            Cash used by financing activities .......................           (6,579)              (10,250)
                                                                           -----------           -----------
Increase (decrease) in cash and equivalents .........................          (31,847)                  500
Cash and equivalents at beginning of period..........................           42,247                96,858
                                                                           -----------           -----------
Cash and equivalents at end of period ...............................      $    10,400          $     97,358
                                                                           ===========          ============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest.............................................................      $     6,976          $      7,002
Income taxes ........................................................      $     3,796          $        122



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

2. Inventories


                                                                              April 30,           October 31,
                                                                                1994                  1993
                                                                              ----------           ----------
                                                                                      (In thousands)
Inventories consist of the following:
Inventories valued at lower of cost
 (principally LIFO method) or market:
    Raw materials   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $27,450               $25,474
    Finished goods and work in process  . . . . . . . . . . . . . . . . . . .    49,742                42,610
                                                                                -------               -------
                                                                                 77,192                68,084

 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,858                 8,815
                                                                                -------               -------

                                                                                $86,050               $76,899
                                                                                =======               =======

    With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $12 million at April 30, 1994, and $10 million at October 31, 1993.

3.  Long-Term Debt and Financing Arrangements

    At April 30, 1994, the Company had $125 million outstanding under its unsecured Long-Term Note Agreement (Senior Notes Agreement). The debt bears interest at the rate of 10.77% per annum, payable semi-annually. The Senior Notes Agreement will mature on August 23, 2000, and requires annual repayments of $20,833,000 beginning on August 23, 1995.

    At April 30, 1994, the Company had no amounts outstanding under its unsecured $48 million Revolving Credit and Letter of Credit Agreement (Bank Agreement). The Bank Agreement consists of a revolving line of credit (Revolver), renewable annually, which expires March 31, 1997, and up to $20 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either floating prime or a reserve adjusted Eurodollar rate.

    All of the above agreements contain customary affirmative and negative covenants which the Company must meet. As of April 30, 1994, the Company was in compliance with all of the covenants.



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

                                                                                  November 1,
                                                                                     1993
                                                                                 -----------
                                                                                   ($000)
             Deferred tax liabilities:
                  Tax over book depreciation                                      $ 38,690
                  Other                                                              4,917
                                                                                  --------
                                                                                    43,607
                                                                                  --------

             Deferred tax assets:
                  Employee benefit obligations                                      26,695
                  Reserves not currently deductible                                  2,726
                                                                                  --------
                                                                                    29,421
                                                                                  --------
                  Net deferred tax liability                                      $ 14,186
                                                                                  ========

   At April 30, 1994, $3,866,000 of deferred tax assets were classified as a current asset and included in "Deferred income taxes" on the Consolidated Balance Sheet. No valuation allowance was required for deferred tax assets at either November 1, 1993 or April 30, 1994.

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

                                                     Cold
Three Months Ended                    Hot Rolled   Finished     Steel         Alum. Bldg.                Consoli-
April 30, 1994                        Steel Bars  Steel Bars    Tubes          Products      Other(1)     dated
- - -----------------------------------------------------------------------------------------------------------------
                                                             (in thousands)
Units shipped:
 To unaffiliated companies .......     114.2 Tons    49.5 Tons     20.1 Tons   35,504 Lbs.
 Intersegment ....................       7.8           -             -             -
                                    --------     --------      --------      --------
Total.............................     122.0 Tons    49.5 Tons     20.1 Tons   35,504 Lbs.
                                    ========     ========      ========      ========
Net Sales:
 To unaffiliated companies .......  $ 59,066     $ 43,259      $ 26,016      $ 43,894        $   -       $ 172,235
 Intersegment(2)..................     4,172           -              1            -           (4,173)          -
                                    --------     --------      --------      --------        --------    ---------
Total.............................  $ 63,238       43,259        26,017        43,894          (4,173)     172,235
                                    ========     ========      ========      ========        ========    =========
Operating income (loss) ..........  $  8,421     $  2,713      $  1,383      $    408        $ (3,317)   $   9,608
                                    ========     ========      ========      ========        ========    =========

                                                     Cold
Three Months Ended                    Hot Rolled   Finished     Steel         Alum. Bldg.                Consoli-
April 30, 1993                        Steel Bars  Steel Bars   Tubes(3)        Products      Other(1)     dated
- - -----------------------------------------------------------------------------------------------------------------
Units shipped:
 To unaffiliated companies .......     109.7 Tons    46.1 Tons     38.1 Tons   26,580 Lbs.
 Intersegment ....................       6.8           -             -             -
                                    --------     --------      --------      --------
Total.............................     116.5 Tons    46.1 Tons     38.1 Tons   26,580 Lbs.
                                    ========     ========      ========      ========
Net Sales:
 To unaffiliated companies .......  $ 51,037     $ 37,714      $ 36,637      $ 34,410        $  1,572    $ 161,370
 Intersegment(2)..................     3,392           -             -             -           (3,392)          -
                                    --------     --------      --------      --------        --------    ---------
Total.............................  $ 54,429       37,714        36,637        34,410          (1,820)     161,370
                                    ========     ========      ========      ========        ========    =========
Operating income (loss) ..........  $  5,280     $  1,794      $  3,478      $   (948)       $ (4,459)   $   5,145
                                    ========     ========      ========      ========        ========    =========

                                                     Cold
Six Months Ended                      Hot Rolled   Finished     Steel         Alum. Bldg.                Consoli-
April 30, 1994                        Steel Bars  Steel Bars    Tubes          Products      Other(1)     dated
- - -----------------------------------------------------------------------------------------------------------------
Units shipped:
 To unaffiliated companies .......     223.7 Tons    93.1 Tons     39.3 Tons   60,086 Lbs.
 Intersegment ....................      14.5           -             -             -
                                    --------     --------      --------      --------
Total.............................     238.2 Tons    93.1 Tons     39.3 Tons   60,086 Lbs.
                                    ========     ========      ========      ========
Net Sales:
 To unaffiliated companies .......  $112,969     $ 80,426      $ 52,172      $ 76,190        $     -     $ 321,757
 Intersegment(2)..................     7,916           -             -             -           (7,916)          -
                                    --------     --------      --------      --------        --------    ---------
Total.............................  $120,885       80,426        52,172        76,190          (7,916)     321,757
                                    ========     ========      ========      ========        ========    =========
Operating income                    $ 14,382     $  4,283      $  3,116      $ (1,721)      $  (6,235) $    13,825
                                    ========     ========      ========      ========        ========    =========

                                                     Cold
Six Months Ended                      Hot Rolled   Finished     Steel         Alum. Bldg.                Consoli-
April 30, 1993                        Steel Bars  Steel Bars   Tubes(3)        Products      Other(1)     dated
- - -----------------------------------------------------------------------------------------------------------------
Units shipped:
 To unaffiliated companies .......     205.9 Tons    85.2 Tons    75.5 Tons    46,233 Lbs.
 Intersegment ....................      12.7          -             -             -
                                    --------     --------      --------      --------
Total.............................     218.6 Tons    85.2 Tons     75.5 Tons   46,233 Lbs.
                                    ========     ========      ========      ========
Net Sales:
 To unaffiliated companies(2).....  $ 95,840     $ 69,389      $ 70,301      $ 61,105        $  6,165    $ 302,800
 Intersegment ....................     6,523           -             -             -           (6,523)          -
                                    --------     --------      --------      --------        --------    ---------
Total.............................  $102,363       69,389        70,301        61,105            (358)     302,800
                                    ========     ========      ========      ========        ========    =========
Operating income..................  $  9,864     $  2,844      $  5,681      $ (4,728)       $ (6,562)   $   7,099
                                    ========     ========      ========      ========        ========    =========


(1) Included in "Other" are intersegment eliminations, Viking Metallurgical Corporation (for the three and six months ended April 30, 1993), and corporate expenses.

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

         Results for the first two quarters of fiscal 1994 reflect improved market conditions in the Company's steel bar businesses, and lower costs per unit at those businesses resulting from higher volume and the effects of cost reduction programs. Results for the Company's steel tube businesses reflect the absence of operating income from Bellville Tube Division, which was sold in fiscal 1993, and increased pressure from imports on certain products. Partially offsetting these items was improved demand and prices in automotive related business. Results for the Company's aluminum building products business also improved but continued to be affected by excess supplies of aluminum ingot. Although excess supplies of ingot have reduced the Company's raw material costs, declines in prices for the Company's finished products have exceeded the benefit of the lower raw material costs, resulting in lower margins. Also affecting the aluminum building products business was the continued loss of sales related to a fire that occurred during the fourth quarter of fiscal 1993 at the Company's Lincolnshire facility.

         The improved results in the Company's steel bar businesses were partially related to the continued recovery in the United States economy, which has resulted in increased prices and demand. Continued improved financial results will be dependent upon, among other things, whether improvements in the economy are sustained and whether such improvements will continue to be felt in the Company's other businesses. The Company currently expects that its results for the steel bar businesses for the third quarter ending July 31, 1994 should continue to reflect strong demand but will be seasonally slower than the second quarter. The steel tube business is expected to continue to experience volume and pricing pressures related to higher levels of imported tubing. Improved results in the Company's aluminum building products business will be largely dependent upon improvements in selling prices relative to the cost of raw materials and increasing sales and market penetration for aluminum products from the Company's aluminum mini-mill that began commercial operations in July 1992.

                                     (7)

Item 2 - Management's Discussion and Analysis of
                Results of Operations and Financial Condition (continued)



The following table sets forth selected operating data for the Company's four businesses:

                                                                      Three Months Ended               Six Months Ended
                                                                           April 30,                        April 30,
                                                                    -------------------------        -------------------------
                                                                      1994            1993             1994            1993
                                                                    --------         --------        --------         --------
                                                                                        (In thousands)
               Hot Rolled Steel Bars:
                 Units shipped (Tons)...........                       122.0            116.5            238.2            218.6
                 Net Sales......................                    $ 63,238         $ 54,429         $120,885         $102,363
                 Operating income...............                    $  8,421         $  5,280         $ 14,382         $  9,864
                 Depreciation and amortization..                    $  3,285         $  3,195         $  6,570         $  6,390
                 Identifiable assets............                    $162,189         $146,623         $162,189         $146,623

               Cold Finished Steel Bars:
                 Units shipped (Tons)...........                        49.5             46.1             93.1             85.2
                 Net Sales......................                    $ 43,259         $ 37,714         $ 80,426         $ 69,389
                 Operating income...............                    $  2,713         $  1,794         $  4,283         $  2,844
                 Depreciation and amortization..                    $    331         $    316         $    674         $    631
                 Identifiable assets............                    $ 54,367         $ 44,226         $ 54,367         $ 44,226

               Steel Tubes:
                 Units shipped (Tons)...........                        20.1             38.1             39.3             75.5
                 Net Sales......................                    $ 26,017         $ 36,637         $ 52,172         $ 70,301
                 Operating income...............                    $  1,383         $  3,478         $  3,116         $  5,681
                 Depreciation and amortization..                    $    503         $    842         $  1,027         $  1,706
                 Identifiable assets............                    $ 41,621         $ 38,009         $ 41,621         $ 38,009

               Aluminum Building Products:
                 Units shipped (Pounds).........                      35,504           26,580           60,086           46,233
                 Net Sales......................                    $ 43,894         $ 34,410         $ 76,190         $ 61,105
                 Operating income...............                    $    408         $   (948)        $ (1,721)        $ (4,728)
                 Depreciation and amortization..                    $  3,027         $  3,183         $  5,991         $  6,114
                 Identifiable assets............                    $211,458         $198,074         $211,458         $198,074

         Consolidated net sales for the quarter and six months ended April 30, 1994, were $172.2 million and $321.8 million, respectively, representing an increase in second quarter sales of $10.9 million, or 6.7%, and an increase in year-to-date sales of $19.0 million, or 6.3%, when compared to the three and six month periods last year. The increase is due to improvements in the economy and increases in demand which resulted in higher average selling prices in the Company's steel businesses. The Company realized these increases in sales despite the absence of $11.5 million and $25.8 million in sales, respectively, during the first and second quarter of fiscal 1993 from businesses sold last year.

         Net sales from the Company's hot rolled steel bar business for the quarter and six months ended April 30, 1994, were $63.2 million and $120.9 million, respectively, as compared to $54.4 million and $102.4 million, respectively, for the same 1993 periods. These results represent increases of $8.8 million, or 16.2%, and $18.5 million, or 18.1%, respectively, as compared to the 1993 periods. These increases are attributable to improved demand, particularly in the automotive and truck markets, and higher average selling prices. The Company's hot rolled steel bar business is currently operating near capacity.

         Net sales from the Company's cold finished steel bar business for the quarter and six months ended April 30, 1994, were $43.3 million and $80.4 million, respectively, as compared to $37.7 million and $69.4 million, respectively, for the same 1993 periods. This represents increases of $5.5 million, or 14.7%, and $11.0 million, or 15.9%, respectively, as compared to the same 1993 periods. These increases are also attributable to improved demand and higher selling prices.

                                      (8)

Item 2 - Management's Discussion and Analysis of
                Results of Operations and Financial Condition (continued)


         Net sales from the Company's steel tube business for the quarter and six months ended April 30, 1994, were $26.0 million and $52.2 million, respectively, as compared to $36.6 million and $70.3 million, respectively, for the same 1993 periods. This represents decreases of $10.6 million, or 29.0%, and $18.1 million, or 25.8%, respectively, as compared to the same 1993 periods. However, net sales for the quarter and six months ended April 30, 1993, included revenues from Bellville Tube Division that was sold in April of 1993. Excluding the net sales of Bellville Tube Division from the 1993 data, net sales decreased by $678 thousand, or 2.5%, for the quarter ended April 30, and increased by $1.5 million, or 2.9%, for the six months ended April 30. The steel tube business was adversely affected during the quarter by increased foreign competition and lower prices for certain products. The increased pressure from imports on certain products was partially offset by improved demand and prices in automotive related business.

         Net sales from the Company's aluminum building products business for the quarter and six months ended April 30, 1994, were $43.9 million and $76.2 million, respectively, as compared to $34.4 million and $61.1 million, respectively, for the comparative 1993 periods. This represents increases of $9.5 million, or 27.6%, and $15.1 million, or 24.7%, respectively, as compared to the 1993 periods. This increase is attributable to improved demand related to the improving economy and improved market penetration. Improved sales were partially offset by declines in average selling prices of approximately 4% for the three and six months ended April 30, 1994, as compared to the corresponding 1993 periods.

         Consolidated operating income for the quarter and six months ended April 30, 1994, was $9.6 million and $13.8 million, respectively, as compared to $5.1 million and $7.1 million, respectively, for the comparative 1993 periods. This represents increases of $4.5 million, or 86.7%, and $6.7 million, or 94.7%, respectively, as compared to the same 1993 periods. This increase is principally due to higher net sales combined with lower costs per unit primarily related to operating at higher levels of volume and cost reduction programs. Included in the quarter and six months ended April 30, 1993, is $1.3 million and $2.7 million, respectively, of operating income from the Company's Bellville Tube Division and Viking Metallurgical subsidiary which were sold during the second quarter of fiscal 1993.

         Operating income from the Company's hot rolled steel bar business for the quarter and six months ended April 30, 1994, was $8.4 million and $14.4 million, respectively, as compared to $5.3 million and $9.9 million, respectively, for the comparative 1993 periods. This represents increases of $3.1 million, or 59.5%, and $4.5 million, or 45.8%, respectively, as compared to the 1993 periods. This increase is due to higher net sales as well as lower variable costs per ton.

         Operating income from the Company's cold finished steel bar business for the quarter and six months ended April 30, 1994, was $2.7 million and $4.3 million, respectively, as compared to $1.8 million and $2.8 million, respectively, for the same 1993 periods. This represents increases of $919 thousand, or 51.2%, and $1.4 million, or 50.6%, respectively, as compared to the 1993 periods. This increase is primarily due to higher net sales and lower variable costs per ton.

         Operating income from the Company's steel tube business for the quarter and six months ended April 30, 1994, was $1.4 million and $3.1 million, respectively, as compared to $3.5 million and $5.7 million, respectively, for the comparative 1993 periods. This represents decreases of $2.1 million, or 60.2%, and $2.6 million, or 45.2%, respectively, as compared to the 1993 periods. Operating income for the quarter and six months ended April 30, 1993 included the Company's Bellville Tube Division, which was sold in April of 1993. After excluding the impact of the Bellville Tube Division, operating income for the six months ended April 30, 1994, was down 10% as compared to the same period in 1993. This decline was attributable to lower sales and prices in certain markets.

         Results for the Company's aluminum building products business for the quarter and six months ended April 30, 1994, were $408 thousand operating income and an
                                      (9)

Item 2 - Management's Discussion and Analysis of
                Results of Operations and Financial Condition (continued)


operating loss of $1.7 million, respectively, as compared to operating losses of $948 thousand and $4.7 million, respectively, for the comparative 1993 periods. This represents improvements of $1.4 million and $3.0 million, respectively, as compared to the 1993 periods. This increase is due to higher sales of aluminum mill finished sheet and an improved product mix.

         Selling, General and Administrative Expenses and Interest Expense for the 1994 periods were both relatively flat as compared to the same 1993 periods. However, Selling, General and Administrative Expenses for 1994 periods declined as a percentage of net sales from that experienced during the 1993 periods.

         Net income attributable to common shareholders for the quarter and six months ended April 30, 1994, was $2.3 million and $2.6 million, respectively, as compared to $419 thousand and a loss of $579 thousand, respectively, for the 1993 periods. This represents increases of $1.9 million and $3.2 million, respectively, as compared to the same 1993 periods, after deducting preferred dividends of $1.5 million and $3.0 million, respectively, from both periods. The improvement is primarily attributable to improved operating income.

         Included in net income for the quarter ended April 30, 1994 are two unusual items which were classified as "other, net" in the income statement. Based on current interest rates, the Company accrued the maximum potential loss of $1.7 million on its interest rate swap contracts to be settled in August 1995. Offsetting this was $1.0 million to recognize partial reimbursement of a business interruption loss related to a fire at the Company's Lincolnshire facility in August 1993. Included in net income for the six months ended April 30, 1993 is a $1.4 million gain on the settlement of financing contracts. Interest income, classified as "other, net", was $600 thousand and $1.5 million, respectively, for the quarter and six months ended April 30, 1994, as compared to $1.8 million and $3.0 million, respectively, excluding the gain on the settlement of financing contracts, for the comparative 1993 periods. The decrease in interest income is primarily due to lower yields on the Company's short-term investments and because average cash available for investment was lower in 1994 as compared to 1993.

         Net income attributable to common stockholders continues to be affected by dividend obligations associated with the $86.3 million in preferred stock issued in the third quarter of fiscal 1992, the proceeds of which have not yet been fully deployed in the Company's business operations. Until the Company's excess cash is invested in the business, the Company is expected to experience a negative financing cost arbitrage on the uninvested funds.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds are cash on hand, cash flow from operations, and, if needed, borrowings under a $48 million unsecured revolving credit facility with a group of banks (the "Bank Agreement"). All borrowings under the Bank Agreement bear interest, at the option of the Company, at either floating prime or a reserve adjusted Eurodollar rate. The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined. The Bank Agreement limits the payment of dividends and certain restricted investments. There were no outstanding borrowings under the Bank Agreement at April 30, 1994 and $104,000 of outstanding letters of credit. As of April 30, 1994, the Company was in compliance with all Bank Agreement covenants.

   At April 30, 1994, the Company had $125,000,000 outstanding under its unsecured Long-Term Note Agreement ("Senior Notes Agreement"). The debt bears interest at the rate of 10.77% per annum, payable semi-annually. The Senior Notes Agreement will mature on August 23, 2000, and requires annual repayments of $20,833,000 beginning on August 23, 1995. The Senior Notes Agreement





                                      (10)

Item 2 - Management's Discussion and Analysis of
                Results of Operations and Financial Condition (continued)



contains customary affirmative and negative covenants, as well as requirements to maintain a minimum capital base, as defined. As of April 30, 1994, the Company was in compliance with all Senior Notes Agreement covenants. In addition, the Senior Notes Agreement limits the payment of dividends and certain restricted investments. Management believes that cash flow from operations, cash reserves, and, if necessary, additional borrowings will be sufficient to make all interest and principal payments related to the Senior Notes Agreement.

         At April 30, 1994, the Company had commitments of $16 million for the purchase or construction of capital assets, primarily at its Nichols-Homeshield and MacSteel divisions. The Company's $52 million Phase II MacSteel Ultra Clean Steel Program, which commenced in June 1992, is expected to be completed in early 1995. The Company's $9 million in capital additions at its Nichols-Homeshield division is expected to be completed in July 1994. The Company expects to fund its capital expenditures through cash flow from operations, existing cash balances, proceeds from short-term investments and, if necessary, from borrowings under the Bank Agreement. The Company is currently reviewing various alternatives with respect to the use of its excess available cash, including a possible business acquisition. Although the Company does not currently have any agreements for such an acquisition, any such acquisition would likely involve the use of a substantial portion of the Company's excess available cash as well as additional borrowings if necessary or desirable.

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

Operating Activities

         Cash provided by operating activities during the six months ended April 30, 1994, was $1.6 million. This represents a decrease of $5.5 million as compared to the same 1993 period. This decrease reflects improved operating results, offset by increased working capital requirements.

Investment Activities

        Net cash used by investment activities during the six months ended April 30, 1994 was $26.9 million as compared to net cash provided by investment activities of $3.7 million for the same 1993 period. The six months ended April 30, 1994, includes increases in short-term investments of $13.3 million. The six months ended April 30, 1993, includes the proceeds from the sale of Bellville Tube Division and Viking Metallurgical Subsidiary of $16.4 million as compared to $6.4 million of proceeds received in 1994. Capital expenditures for the six months ended April 30, 1994 were $18.3 million as compared to $16.2 million for the same 1993 period. The Company estimates that fiscal 1994 capital expenditures will approximate $40 to $50 million.

Financing Activities

         Cash used by financing activities for the six months ended April 30, 1994 was $6.6 million, principally consisting of $3.7 million in common dividends and $3.0 million in preferred dividends. This represents a decrease of $3.7 million from the same 1993 period. Uses of cash during 1993 included $3.5 million in purchases of the Company's common stock.

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





                                      (11)

PART II.  OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders.

On February 24, 1994, the Company held its regular Annual Meeting of Stockholders (the "Annual Meeting").

At the Annual Meeting, Robert C. Snyder and John D. O'Connell were reelected as directors for a three year term. The following sets forth the number of shares that voted for and for which votes were withheld for the election of each of such persons:

                                                                     For             Withheld
                                                                  ----------        ----------
Robert C. Snyder                                                11,478,809            49,391
John D. O'Connell                                               11,468,144            60,056

In addition, at the Annual Meeting, the stockholders of the Company ratified the appointment of Deloitte & Touche as the Company's independent auditors and approved the adoption of the Quanex Corporation 1994 Employee Stock Option Plan. The ratification of Deloitte & Touche as the Company's independent auditors was approved with 11,454,865 votes cast for approval, 31,982 votes cast against and 41,353 abstentions. The Quanex Corporation 1994 Employee Stock Option Plan was approved with 9,797,194 votes cast for approval, 1,583,311 votes cast against and 144,815 abstentions. Because all of the matters presented at the Annual Meeting were matters for which brokers had discretionary authority to vote the shares held by them for their clients, there were no broker non-votes.

Item 5 - Other Information.


None


Item 6 - Exhibits and Reports on Form 8-K.


   (a) Exhibit 11 - Statement re computation of earnings per share.

   (b) No reports on Form 8-K were filed by the Company during the quarter for which this report is being filed.





                                      (12)

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


                               QUANEX CORPORATION

                                      /s/ VIREN M. PARIKH
                                          Viren M. Parikh
                                 Controller (Chief Accounting Officer)


Date June 9, 1994







                                      (13)

                                Exhibit Index



Exhibit Number                             Description                                Page Number
- - --------------                             -----------                                -----------
     11                        Computation of Earnings per Share
