Form 10-Q
period 1994-07-31
QUANEX CORP
filed 1994-09-08
CIK 276889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


                                   (Mark One)

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1994

                                       OR

             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________.

                         Commission File Number 1-5725


                               QUANEX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         DELAWARE                                          38-1872178
- - -------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


            1900 West Loop South, Suite 1500, Houston, Texas  77027
            -------------------------------------------------------
             (Address of principal executive offices and zip code)



      Registrant's telephone number, including area code:  (713) 961-4600




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                        Outstanding at July 31, 1994
- - ---------------------------------------      ----------------------------
Common Stock, par value $0.50 per share                 13,356,338

                               QUANEX CORPORATION
                                     INDEX




                                                                                                   Page No.
                                                                                                   --------
Part I.  Financial Information:

       Item 1:  Financial Statements

                Consolidated Balance Sheets - July 31, 1994 and
                   October 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

                Consolidated Statements of Income - Three and Nine Months
                   Ended July 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . .      2

                Consolidated Statements of Cash Flow - Nine Months
                   Ended July 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . .      3

                Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . .     4-6

       Item 2:  Management's Discussion and Analysis of Results of
                Operations and Financial Condition  . . . . . . . . . . . . . . . . . . . . . . .     7-12

Part II.  Other Information

       Item 6:  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .      13

Exhibit 11      Computation of Earnings per Common Share

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               QUANEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                      July 31,         October 31,
                                                                        1994              1993
                                                                    -----------       ------------
                                                                    (Unaudited)         (Audited)
ASSETS
- - ------

Current assets:
  Cash and equivalents......................................       $   30,245        $    42,247
  Short-term investments....................................           47,163             47,655
  Accounts and notes receivable, net........................           82,546             72,266
  Inventories...............................................           86,029             76,899
  Deferred income taxes.....................................            4,541              3,875
  Prepaid expenses..........................................              817                468
                                                                   ----------        -----------
          Total current assets..............................          251,341            243,410

Property, plant and equipment...............................          488,914            459,154
Less accumulated depreciation and amortization..............         (235,818)          (216,808)
                                                                   ----------        -----------
Net property, plant and equipment...........................          253,096            242,346

Goodwill, net...............................................           33,253             33,964
Other assets................................................            8,177              9,147
                                                                   ----------        -----------
                                                                   $  545,867        $   528,867
                                                                   ==========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

Current liabilities:
  Accounts payable..........................................       $   66,597        $    62,349
  Income taxes payable......................................              950               -
  Accrued expenses..........................................           37,580             32,504
  Current maturities of long-term debt......................              115                219
                                                                   ----------        -----------
          Total current liabilities.........................          105,242             95,072

Long-term debt..............................................          128,400            128,476
Deferred pension credits....................................           15,141             13,923
Deferred postretirement welfare benefits....................           49,934             47,559
Deferred income taxes.......................................           19,725             18,061
                                                                   ----------        -----------
          Total liabilities.................................          318,442            303,091

Stockholders' equity:
  Preferred stock, no par value.............................           86,250             86,250
  Common stock, $.50 par value..............................            6,678              6,657
  Additional paid-in capital................................           85,979             85,218
  Retained earnings.........................................           50,906             49,635
  Unearned compensation.....................................             (404)              -
  Adjustment for minimum pension liability..................           (1,984)            (1,984)
                                                                   ----------        -----------
          Total stockholders' equity........................          227,425            225,776
                                                                   ----------        -----------
                                                                   $  545,867        $   528,867
                                                                   ==========        ===========




                                      (1)

                              QUANEX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)




                                                                                 Three Months Ended        Nine Months Ended
                                                                                      July 31,                  July 31,
                                                                                 ------------------        -----------------
                                                                                  1994       1993           1994      1993
                                                                                 --------   -------        --------  -------
                                                                                                  (Unaudited)
Net sales..................................................................    $ 181,088   $ 153,500    $ 502,845   $ 456,300
Cost and expenses:
  Cost of sales............................................................      157,554     136,584      444,598     411,375
  Selling, general and administrative expense..............................       11,378       9,873       32,266      30,783
                                                                               ---------   ---------    ---------   ---------
Operating income...........................................................       12,156       7,043       25,981      14,142
Other income (expense):
  Interest expense.........................................................       (3,484)     (3,492)     (10,461)    (10,268)
  Capitalized interest.....................................................          996         586        2,613       1,262
  Other, net...............................................................          292         480        1,388       3,598
                                                                               ---------   ---------    ---------   ---------
Income before income taxes.................................................        9,960       4,617       19,521       8,734
Income tax expense.........................................................       (4,183)     (1,939)      (8,199)     (3,668)
                                                                               ---------   ---------    ---------   ---------
Net income.................................................................        5,777       2,678       11,322       5,066
Preferred dividends........................................................       (1,484)     (1,484)      (4,451)     (4,451)
                                                                               ---------   ---------    ---------   ---------
Net income attributable to
  common stockholders......................................................    $   4,293   $   1,194    $   6,871   $     615
                                                                               =========   =========    =========   =========
Primary earnings (loss) per common share...................................    $    0.32   $    0.09    $    0.51   $    0.05
                                                                               =========   =========    =========   =========
Weighted average shares outstanding........................................       13,465      13,346       13,442      13,532
                                                                               =========   =========    =========   =========






                                      (2)

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)



                                                                      Nine Months Ended July 31,
                                                                     -----------------------------
                                                                       1994                1993
                                                                     --------           ----------
                                                                           (Unaudited)
Operating activities:
  Net income.....................................................    $ 11,322           $   5,066
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Depreciation and amortization.............................      21,885              22,758
       Facilities realignment accrual............................      (1,128)             (2,326)
       Deferred income taxes.....................................       1,664               1,126
       Pension costs.............................................       1,218                 917
       Postretirement welfare benefits...........................       2,375               1,631
                                                                     --------           ---------
                                                                       37,336              29,172
  Changes in assets and liabilities net of effects from
    acquisitions and dispositions:
       Decrease (increase) in accounts and notes receivable......     (16,670)              3,505
       Decrease (increase) in inventory..........................      (9,130)             (2,985)
       Increase (decrease) in accounts payable...................       4,248             (10,734)
       Increase (decrease) in accrued expenses...................       5,076                 239
       Other, net................................................         (65)                615
                                                                     --------           ---------
            Cash provided (used) by operating activities.........      20,795              19,812

Investment activities:
  Capital expenditures, net of retirements.......................     (30,213)            (26,997)
  Decrease (increase) in short-term investments..................         492                -
  Proceeds from the sale of Bellville Tube
      Division and Viking Metallurgical Subsidiary...............       6,390              15,500
  Other, net.....................................................         387               3,445
                                                                     --------           ---------
            Cash provided (used) by investment activities........     (22,944)             (8,052)
                                                                     --------           ---------
            Cash provided (used) by operating and
               investment activities.............................      (2,149)             11,760

Financing activities:
  Repayments of long-term debt...................................        (180)                (71)
  Dividends paid.................................................     (10,051)            (10,135)
  Purchases of Quanex common stock...............................          -               (4,996)
  Other, net.....................................................         378                 158
                                                                     --------           ---------
            Cash used by financing activities....................      (9,853)            (15,044)
                                                                     --------           ---------

Increase (decrease) in cash and equivalents......................     (12,002)             (3,284)
Cash and equivalents at beginning of period......................      42,247              96,858
                                                                     --------           ---------
Cash and equivalents at end of period............................    $ 30,245           $  93,574
                                                                     ========           =========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest.........................................................    $  7,090           $   7,075
Income taxes.....................................................    $  6,500           $   2,250




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

2.  Inventories

    Inventories consist of the following:           July 31,      October 31,
                                                      1994            1993
                                                   -----------    -----------
                                                          (In thousands)
    Inventories valued at lower of cost
    (principally LIFO method) or market:
       Raw materials    . . . . . . . . . . . . .   $30,847         $25,474
       Finished goods and work in process   . . .    45,674          42,610
                                                    -------         -------
                                                     76,521          68,084

    Other   . . . . . . . . . . . . . . . . . . .     9,508           8,815
                                                    -------         -------

                                                    $86,029         $76,899
                                                    =======         =======

    With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $13 million at July 31, 1994, and $10 million at October 31, 1993.

3.  Long-term Debt and Financing Arrangements

    At July 31, 1994, the Company had $125 million outstanding under its unsecured long-term Note Agreement (Senior Notes Agreement). The debt bears interest at the rate of 10.77% per annum, payable semi-annually. The Senior Notes Agreement will mature on August 23, 2000, and requires annual repayments of $20,833,000 beginning on August 23, 1995.

    At July 31, 1994, the Company had no amounts outstanding under its unsecured $48 million Revolving Credit and Letter of Credit Agreement (Bank Agreement). The Bank Agreement consists of a revolving line of credit (Revolver), which expires March 31, 1997, and includes up to $20 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either floating prime or a reserve adjusted Eurodollar rate.

    All of the above agreements contain customary affirmative and negative covenants which the Company must meet. As of July 31, 1994, the Company was in compliance with all of the covenants.





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
                                                                                  ========

    At July 31, 1994, $4,541,000 of deferred tax assets were classified as a current asset and included in "Deferred income taxes" on the Consolidated Balance Sheet. No valuation allowance was required for deferred tax assets at either November 1, 1993 or July 31, 1994.





                                      (5)

                              QUANEX CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Industry Segment Information

   Quanex is principally a specialty metals producer. The Company's operations primarily consist of four segments: hot rolled steel bars, cold finished steel bars, steel tubes, and aluminum building products.

                                                                            Cold
   Three Months Ended                                 Hot Rolled          Finished             Steel           Alum. Bldg.
   July 31, 1994                                      Steel Bars         Steel Bars            Tubes            Products
   ------------------                                 ----------         ----------            -----           -----------
                                                                                    (in thousands)
   Units shipped:
    To unaffiliated companies....................       108.9 Tons           45.8 Tons           19.9 Tons         43,994 Lbs.
    Intersegment.................................         5.0                 -                   -                   -
                                                   ----------         -----------         -----------       -------------
   Total.........................................       113.9 Tons           45.8 Tons           19.9 Tons         43,994 Lbs.
                                                   ==========         ===========         ===========       =============
   Net Sales:
    To unaffiliated companies....................  $   57,167         $    40,251         $    24,693       $      58,977
    Intersegment(2) .............................       2,681                 -                   -                   -
                                                   ----------         -----------         -----------       -------------
   Total.........................................  $   59,848              40,251              24,693              58,977
                                                   ==========         ===========         ===========       =============
   Operating income (loss).......................  $    7,719         $     2,147         $     1,055       $       4,953
                                                   ==========         ===========         ===========       =============

   Three Months Ended                                                    Consoli-
   July 31, 1994                                      Other(1)            dated
   ------------------                                 --------           --------
                                                             (in thousands)
   Units shipped:
    To unaffiliated companies....................
    Intersegment.................................
   Total.........................................

   Net Sales:
    To unaffiliated companies....................  $       -          $    181,088
    Intersegment(2) .............................       (2,681)                -
                                                   -----------        ------------
   Total.........................................       (2,681)            181,088
                                                   ===========        ============
   Operating income (loss).......................  $    (3,718)       $     12,156
                                                   ===========        ============

                                                                           Cold
   Three Months Ended                                 Hot Rolled          Finished            Steel            Alum. Bldg.
   July 31, 1993                                      Steel Bars         Steel Bars           Tubes             Products
   ------------------                                 ----------         ----------          --------          -----------
   Units shipped:
    To unaffiliated companies....................       106.5 Tons           47.4 Tons           17.4 Tons         28,497 Lbs.
    Intersegment.................................         6.1                 -                   -                   -
                                                   ----------         -----------         -----------       -------------
   Total.........................................       112.6 Tons           47.4 Tons           17.4 Tons         28,497 Lbs.
                                                   ==========         ===========         ===========       =============
   Net Sales:
    To unaffiliated companies....................  $   50,553         $    38,815         $    23,544       $      40,588
    Intersegment(2) .............................       3,186                 -                   -                   -
                                                   ----------         -----------         -----------       -------------
   Total.........................................  $   53,739              38,815              23,544              40,588
                                                   ==========         ===========         ===========       =============
   Operating income (loss).......................  $    5,255         $     1,718         $     1,043       $       2,120
                                                   ==========         ===========         ===========       =============

   Three Months Ended                                                   Consoli-
   July 31, 1993                                     Other(1)            dated
   ------------------                                --------           --------
   Units shipped:
    To unaffiliated companies....................
    Intersegment.................................
   Total.........................................

   Net Sales:
    To unaffiliated companies....................  $       -          $    153,500
    Intersegment(2) .............................       (3,186)                -
                                                   -----------        ------------
   Total.........................................       (3,186)            153,500
                                                   ===========        ============
   Operating income (loss).......................  $    (3,093)       $      7,043
                                                   ===========        ============

                                                                           Cold
   Nine Months Ended                                  Hot Rolled          Finished             Steel           Alum. Bldg.
   July 31, 1994                                      Steel Bars         Steel Bars            Tubes            Products
   ------------------                                 ----------         ----------            -----           -----------
   Units shipped:
    To unaffiliated companies....................       332.6 Tons          138.9 Tons           59.2 Tons        104,080 Lbs.
    Intersegment.................................        19.5                 -                   -                   -
                                                   ----------         -----------         -----------       -------------
   Total.........................................       352.1 Tons          138.9 Tons           59.2 Tons        104,080 Lbs.
                                                   ==========         ===========         ===========       =============
   Net Sales:
    To unaffiliated companies....................  $  170,136         $   120,677         $    76,865       $     135,167
    Intersegment(2) .............................      10,597                 -                   -                   -
                                                   ----------         -----------         -----------       -------------
   Total.........................................  $  180,733             120,677              76,865             135,167
                                                   ==========         ===========         ===========       =============
   Operating income (loss).......................  $   22,101         $     6,430         $     4,171       $       3,232
                                                   ==========         ===========         ===========       =============

   Nine Months Ended                                                     Consoli-
   July 31, 1994                                      Other(1)            dated
   ------------------                                 --------           --------
   Units shipped:
    To unaffiliated companies....................
    Intersegment.................................
   Total.........................................

   Net Sales:
    To unaffiliated companies....................  $       -          $    502,845
    Intersegment(2) .............................      (10,597)                -
                                                   -----------        ------------
   Total.........................................      (10,597)            502,845
                                                   ===========        ============
   Operating income (loss).......................  $    (9,953)       $     25,981
                                                   ===========        ============

                                                                           Cold
   Nine Months Ended                                  Hot Rolled          Finished           Steel            Alum. Bldg.
   July 31, 1993                                      Steel Bars         Steel Bars         Tubes(3)           Products
   ------------------                                 ----------         ----------         --------          -----------
   Units shipped:
    To unaffiliated companies....................       312.4 Tons          132.6 Tons           92.9 Tons         74,730 Lbs.
    Intersegment.................................        18.8                 -                   -                   -
                                                   ----------         -----------         -----------       -------------
   Total.........................................       331.2 Tons          132.6 Tons           92.9 Tons         74,730 Lbs.
                                                   ==========         ===========         ===========       =============
   Net Sales:
    To unaffiliated companies....................  $  146,393         $   108,204         $    93,845       $     101,693
    Intersegment(2) .............................       9,709                 -                   -                   -
                                                   ----------         -----------         -----------       -------------
   Total.........................................  $  156,102             108,204              93,845             101,693
                                                   ==========         ===========         ===========       =============
   Operating income (loss).......................  $   15,119         $     4,562         $     6,724       $      (2,608)
                                                   ==========         ===========         ===========       =============

   Nine Months Ended                                                      Consoli-
   July 31, 1993                                      Other(1)             dated
   ------------------                                 --------            --------
   Units shipped:
    To unaffiliated companies....................
    Intersegment.................................
   Total.........................................

   Net Sales:
    To unaffiliated companies....................  $     6,165        $    456,300
    Intersegment(2) .............................       (9,709)                -
                                                   -----------        ------------
   Total.........................................       (3,544)            456,300
                                                   ===========        ============
   Operating income (loss).......................  $    (9,655)       $     14,142
                                                   ===========        ============

 (1)Included in "Other" are intersegment eliminations, Viking Metallurgical Corporation (for the nine months ended July 31, 1993), and corporate expenses.
 (2)Intersegment sales are conducted on an arm's-length basis.
 (3)Includes Bellville Tube Division which was sold during the second quarter of fiscal 1993.





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

    Results for the first three quarters of fiscal 1994 reflect improved market conditions in the Company's hot rolled and cold finished steel bar businesses, higher average selling prices at those businesses, and lower costs per unit at those businesses resulting from higher volume and the effects of cost reduction programs. Results for the Company's steel tube businesses reflect the absence of operating income from Bellville Tube Division, which was sold in fiscal 1993, and continuing downward pricing pressure from imports on certain products. Weakness in the steel tube businesses' primary markets, which include power generation, petrochemical and refining industries, also continued to depress results. Results for the Company's aluminum building products business also improved. Unit volume in the third quarter of 1994 increased significantly over the prior year period due to improved demand and market penetration. However, prices continued to be affected by excess supplies of aluminum ingot. Also affecting the aluminum building products business for the nine months ended July 31, 1994, was the loss of sales related to a fire that occurred at the Company's Lincolnshire facility during the fourth quarter of fiscal 1993 and continued to impact the first two quarters of fiscal 1994.

    Improved results also reflected the continued recovery in the United States economy, which has resulted in increased prices and demand. Continued improved financial results will be dependent upon, among other things, whether improvements in the economy are sustained and whether such improvements will continue to be felt in the Company's businesses. The Company currently expects that its results for the steel bar businesses for the fourth quarter ending October 31, 1994 should continue to reflect strong demand. The steel tube business is expected to continue to experience volume and pricing pressures related to higher levels of imported tubing. Further improved results in the Company's aluminum building products business are expected to be largely dependent upon increasing unit volume and higher margins between selling prices and scrap costs.





                                      (7)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



The following table sets forth selected operating data for the Company's four businesses:

                                       Three Months Ended      Nine Months Ended
                                            July 31,              July 31,
                                      --------------------   --------------------
                                        1994        1993       1994        1993
                                      --------    --------   --------    --------
                                                     (In thousands)
 Hot Rolled Steel Bars:
   Units shipped (Tons)...........       113.9       112.6       352.1       331.2
   Net Sales......................    $ 59,848    $ 53,739    $180,733    $156,102
   Operating income...............    $  7,719    $  5,255    $ 22,101    $ 15,119
   Depreciation and amortization..    $  3,285    $  3,200    $  9,855    $  9,590
   Identifiable assets............    $165,571    $149,763    $165,571    $149,763

 Cold Finished Steel Bars:
   Units shipped (Tons)...........        45.8        47.4       138.9       132.6
   Net Sales......................    $ 40,251    $ 38,815    $120,677    $108,204
   Operating income...............    $  2,147    $  1,718    $  6,430    $  4,562
   Depreciation and amortization..    $    311    $    310    $    985    $    941
   Identifiable assets............    $ 49,806    $ 44,285    $ 49,806    $ 44,285

 Steel Tubes:
   Units shipped (Tons)...........        19.9        17.4        59.2        92.9
   Net Sales......................    $ 24,693    $ 23,544    $ 76,865    $ 93,845
   Operating income...............    $  1,055    $  1,043    $  4,171    $  6,724
   Depreciation and amortization..    $    488    $    562    $  1,515    $  2,268
   Identifiable assets............    $ 40,032    $ 36,064    $ 40,032    $ 36,064

 Aluminum Building Products:
   Units shipped (Pounds).........      43,994      28,497     104,080      74,730
   Net Sales......................    $ 58,977    $ 40,588    $135,167    $101,693
   Operating income...............    $  4,953    $  2,120    $  3,232    $ (2,608)
   Depreciation and amortization..    $  3,280    $  3,009    $  9,271    $  9,123
   Identifiable assets............    $219,600    $194,701    $219,600    $194,701

    Consolidated net sales for the quarter and nine months ended July 31, 1994, were $181.1 million and $502.8 million, respectively, representing an increase in third quarter sales of $27.6 million, or 18.0%, and an increase in year-to-date sales of $46.5 million, or 10.2%, when compared to the three and nine month periods last year. The increase is due to improvements in the economy and increases in demand in the Company's hot rolled and cold finished steel bar business which has resulted in higher average selling prices in the Company's steel businesses. Sales of aluminum products have increased due to improved demand and a larger customer base which resulted in a higher market share. The Company realized these year-to-date increases in sales despite the absence of $11.5 million and $25.8 million in sales, respectively, during the first and second quarters of fiscal 1993 from businesses sold last year.

    Net sales from the Company's hot rolled steel bar business for the quarter and nine months ended July 31, 1994, were $59.8 million and $180.7 million, respectively, as compared to $53.7 million and $156.1 million, respectively, for the same 1993 periods. These results represent increases of $6.1 million, or 11.4%, and $24.6 million, or 15.8%, respectively, as compared to the 1993 periods. These increases are attributable to improved demand, particularly in the automotive and truck markets, and higher average selling prices. The Company's hot rolled steel bar business is currently operating near capacity.

    Net sales from the Company's cold finished steel bar business for the quarter and nine months ended July 31, 1994, were $40.3 million and $120.7 million, respectively, as compared to $38.8 million and $108.2 million, respectively, for the same 1993 periods. This represents increases of





                                      (8)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



$1.4 million, or 3.7%, and $12.5 million, or 11.5%, respectively, as compared to the same 1993 periods. The increase for the three months ended July 31, 1994, as compared to the same prior period, is primarily due to increased average selling prices of 7%. Volume for the same three month period comparison was down slightly principally related to some equipment outages. The increase for the nine months ended July 31, 1994, as compared to the same prior year period is due to both improved demand and higher selling prices.

    Net sales from the Company's steel tube business for the quarter and nine months ended July 31, 1994, were $24.7 million and $76.9 million, respectively, as compared to $23.5 million and $93.8 million, respectively, for the same 1993 periods. This represents an increase of $1.1 million, or 4.9%, and a decrease of $17.0 million, or 18.1%, respectively, as compared to the same 1993 periods. However, net sales for the nine months ended July 31, 1993, included revenues from Bellville Tube Division that was sold in April of 1993. Excluding the net sales of Bellville Tube Division from the 1993 data, net sales increased by $2.6 million, or 3.5%, for the nine months ended July 31. The steel tube business was adversely affected during the quarter and year-to-date by increased foreign competition and lower prices for certain products. The increased pressure from imports on certain products was partially offset by improved demand and prices in automotive related business. Weakness in primary markets, which include power generation, petrochemical and refining industries, continues to depress revenues.

    Net sales from the Company's aluminum building products business for the quarter and nine months ended July 31, 1994, were $59.0 million and $135.2 million, respectively, as compared to $40.6 million and $101.7 million, respectively, for the comparative 1993 periods. This represents increases of $18.4 million, or 45.3%, and $33.5 million, or 32.9%, respectively, as compared to the 1993 periods. This increase is attributable to improved demand related to the economy and a larger customer base which resulted in a higher market share.

    Consolidated operating income for the quarter and nine months ended July 31, 1994, was $12.2 million and $26.0 million, respectively, as compared to $7.0 million and $14.1 million, respectively, for the comparative 1993 periods. This represents increases of $5.1 million, or 72.6%, and $11.8 million, or 83.7%, respectively, as compared to the same 1993 periods. This increase is principally due to higher net sales combined with lower costs per unit for the Company's hot rolled steel bars, cold finished steel bars, and aluminum building products businesses, primarily related to operating at higher levels of volume and cost reduction programs. Included in the nine months ended July 31, 1993, is $3.1 million of operating income from the Company's Bellville Tube Division and Viking Metallurgical subsidiary which were sold during fiscal 1993.

    Operating income from the Company's hot rolled steel bar business for the quarter and nine months ended July 31, 1994, was $7.7 million and $22.1 million, respectively, as compared to $5.3 million and $15.1 million, respectively, for the comparative 1993 periods. This represents increases of $2.5 million, or 46.9%, and $7.0 million, or 46.2%, respectively, as compared to the 1993 periods. This increase is due to higher net sales as well as lower variable production costs per ton.

    Operating income from the Company's cold finished steel bar business for the quarter and nine months ended July 31, 1994, was $2.1 million and $6.4 million, respectively, as compared to $1.7 million and $4.6 million, respectively, for the same 1993 periods. This represents increases of $429 thousand, or 25.0%, and $1.9 million, or 40.9%, respectively, as compared to the 1993 periods. This increase is primarily due to higher net sales and lower variable costs per ton.





                                      (9)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



    Operating income from the Company's steel tube business for the quarter and nine months ended July 31, 1994, was $1.1 million and $4.2 million, respectively, as compared to $1.0 million and $6.7 million, respectively, for the comparative 1993 periods. This represents an increase of $12 thousand, or 1.2%, and a decrease of $2.6 million, or 38.0%, respectively, as compared to the 1993 periods. Operating income for the nine months ended July 31, 1993 included income from the Company's Bellville Tube Division, which was sold in April of 1993. After excluding the impact of the Bellville Tube Division, operating income for the nine months ended July 31, 1994, was essentially flat as compared to the same period in 1993 notwithstanding increased sales. Operating income in the steel tube business reflected reduced margins due to continuing pricing pressures from imports.

    Operating income from the Company's aluminum building products business for the quarter and nine months ended July 31, 1994, was $5.0 million and $3.2 million, respectively, as compared to operating income of $2.1 million and an operating loss of $2.6 million, respectively, for the comparative 1993 periods. This represents improvements of $2.8 million and $5.8 million, respectively, as compared to the 1993 periods. These improved results are due to higher sales, slightly improved margins between selling prices and raw material costs, and cost reductions.

    Selling, general and administrative expenses for the quarter and nine months ended July 31, 1994, were $11.4 million and $32.3 million, respectively, as compared to $9.9 million and $30.8 million, respectively, for the comparative 1993 periods. The increases were due principally to operating at higher levels of volume. Selling, general and administrative expenses as a percentage of net sales did not change significantly as compared to the prior year periods.

    Interest expense was relatively flat as compared to the same prior year periods.

    Net income attributable to common shareholders for the quarter and nine months ended July 31, 1994, was $4.3 million and $6.9 million, respectively, as compared to $1.2 million and $615 thousand, respectively, for the 1993 periods. This represents increases of $3.1 million and $6.3 million, respectively, as compared to the same 1993 periods, after deducting preferred dividends of $1.5 million and $4.5 million, respectively, from both periods. The improvement is primarily attributable to improved operating income.

    Included in net income for the nine months ended July 31, 1994 are two unusual items which were classified as "other, net" in the income statement. Based on interest rates during the second fiscal quarter ended April 30, 1994, the Company accrued the maximum potential loss of $1.7 million on its interest rate swap contracts to be settled in August 1995. Offsetting this charge was $1.0 million in income relating to partial reimbursement of a business interruption loss for the fire which occured at the Company's Lincolnshire facility in August 1993. Included in net income for the nine months ended July 31, 1993 is a $1.4 million gain on the settlement of financing contracts. Interest income, classified as "other, net", was $677 thousand and $2.2 million, respectively, for the quarter and nine months ended July 31, 1994, as compared to $1.1 million and $4.1 million, respectively, excluding the gain on the settlement of financing contracts, for the comparative 1993 periods. The decrease in interest income is primarily due to lower yields on the Company's short-term investments and lower average cash available for investment in 1994 as compared to 1993 as a result of the Company's investment of cash in its businesses.





                                      (10)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



    Net income attributable to common stockholders continues to be affected by dividend obligations associated with the $86.3 million in preferred stock issued in the third quarter of fiscal 1992, the proceeds of which have not yet been fully deployed. Until the Company's excess cash is invested in existing businesses or an acquisition, the Company is expected to experience a negative financing cost arbitrage on the uninvested funds.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of funds are cash on hand, cash flow from operations, and, if needed, borrowings under a $48 million unsecured revolving credit facility with a group of banks (the "Bank Agreement"). All borrowings under the Bank Agreement bear interest, at the option of the Company, at either floating prime or a reserve adjusted Eurodollar rate. The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined. The Bank Agreement limits the payment of dividends and certain restricted investments. There were no outstanding borrowings under the Bank Agreement at July 31, 1994 and $92,800 of outstanding letters of credit. As of July 31, 1994, the Company was in compliance with all Bank Agreement covenants.

    At July 31, 1994, the Company had $125,000,000 outstanding under its unsecured long-term Note Agreement ("Senior Notes Agreement"). The debt bears interest at the rate of 10.77% per annum, payable semi-annually. The Senior Notes Agreement will mature on August 23, 2000, and requires annual repayments of $20,833,000 beginning on August 23, 1995. The Senior Notes Agreement contains customary affirmative and negative covenants, as well as requirements to maintain a minimum capital base, as defined. As of July 31, 1994, the Company was in compliance with all Senior Notes Agreement covenants. In addition, the Senior Notes Agreement limits the payment of dividends and certain restricted investments. Management believes that cash flow from operations, cash balances, and, if necessary, additional borrowings will be sufficient to make all interest and principal payments related to the Senior Notes Agreement.

    At July 31, 1994, the Company had commitments of $12 million for the purchase or construction of capital assets, primarily at its Nichols-Homeshield and MacSteel divisions. The Company's $52 million (not including approximately $9 million in capitalized interest) Phase II MacSteel Ultra Clean Steel Program, which commenced in June 1992, is expected to be completed in early 1995. The Company expects to fund its capital expenditures through cash flow from operations, existing cash balances, proceeds from short-term investments and, if necessary, from borrowings under the Bank Agreement. The Company is currently reviewing various alternatives with respect to the use of its excess available cash, including a possible business acquisition. Although the Company does not currently have any agreements for such an acquisition, any such acquisition would likely involve the use of a substantial portion of the Company's excess available cash as well as additional borrowings if necessary or desirable.

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

Operating Activities

    Cash provided by operating activities during the nine months ended July 31, 1994, was $20.8 million. This represents an increase of $983 thousand as compared to the same 1993 period. This small increase reflects improved operating results, mostly offset by increased working capital requirements.





                                      (11)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



Investment Activities

    Net cash used by investment activities during the nine months ended July 31, 1994 was $22.9 million as compared to $8.1 million for the same 1993 period. The nine months ended July 31, 1993, included proceeds from the sale of Bellville Tube Division and Viking Metallurgical Subsidiary of $15.5 million as compared to $6.4 million of proceeds received in 1994. Capital expenditures for the nine months ended July 31, 1994 were $30.2 million as compared to $27.0 million for the same 1993 period. The Company estimates that fiscal 1994 capital expenditures will approximate $40 to $50 million.

Financing Activities

    Cash used by financing activities for the nine months ended July 31, 1994 was $9.9 million, principally consisting of $5.6 million in common dividends and $4.5 million in preferred dividends. This represents a decrease of $5.2 million from the same 1993 period. Uses of cash during 1993 included $5.0 million in purchases of the Company's common stock.

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





                                      (12)

PART II.  OTHER INFORMATION

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


                                      QUANEX CORPORATION


                                      ______________________________
                                      Viren M. Parikh
                                      Controller (Chief Accounting Officer)


Date September 8, 1994





                                      (13)