Form 10-Q
period 1995-01-31
QUANEX CORP
filed 1995-03-10
CIK 276889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


                                   (Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1995

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________.

                         Commission File Number 1-5725


                               QUANEX CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   38-1872178
- -------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

            1900 West Loop South, Suite 1500, Houston, Texas  77027
             (Address of principal executive offices and zip code)


      Registrant's telephone number, including area code:  (713) 961-4600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                        Outstanding at January 31, 1995
- ---------------------------------------      -------------------------------
Common Stock, par value $0.50 per share                 13,429,533

                               QUANEX CORPORATION
                                     INDEX




                                                                Page No.
                                                                --------
Part I.   Financial Information:

    Item 1:  Financial Statements

            Consolidated Balance Sheets - January 31, 1995 and
               October 31, 1994 . . . . . . . . . . . . . . . . .     1

            Consolidated Statements of Income - Three Months
               Ended January 31, 1995 and 1994  . . . . . . . . .     2

            Consolidated Statements of Cash Flow - Three Months
               Ended January 31, 1995 and 1994  . . . . . . . . .     3

            Notes to Consolidated Financial Statements  . . . . .   4-5

    Item 2:  Management's Discussion and Analysis of Results of
             Operations and Financial Condition . . . . . . . . .  6-10

Part II.   Other Information

    Item 5:  Other Information  . . . . . . . . . . . . . . . . .    11

    Item 6:  Exhibits and Reports on Form 8-K . . . . . . . . . . 11-14


                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               QUANEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        January 31,      October 31,
                                                           1995             1994
                                                       ------------     -----------
                                                        (Unaudited)       (Audited)
ASSETS
Current assets:
  Cash and equivalents............................     $    22,737      $    34,041
  Short-term investments..........................            -              54,070
  Accounts and notes receivable, net..............          97,573           83,082
  Inventories.....................................          93,791           81,800
  Deferred income taxes...........................           6,165            6,114
  Prepaid expenses................................           1,513              289
                                                       -----------      -----------
          Total current assets....................         221,779          259,396

Property, plant and equipment.....................         509,006          499,798
Less accumulated depreciation and amortization....        (245,226)        (237,537)
                                                       -----------      -----------
Net property, plant and equipment.................         263,780          262,261

Goodwill, net.....................................          32,780           33,017
Other assets......................................           8,584            9,334
                                                       -----------      -----------
                                                       $   526,923      $   564,008
                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable...................................     $    10,000      $      -
  Accounts payable................................          87,851           75,515
  Income taxes payable............................           2,445            1,160
  Accrued expenses................................          35,740           37,118
  Current maturities of long-term debt............          20,958           20,958
                                                       -----------      -----------
          Total current liabilities...............         156,994          134,751

Long-term debt....................................          47,942          107,442
Deferred pension credits..........................          15,474           15,810
Deferred postretirement welfare benefits..........          51,418           50,742
Deferred income taxes.............................          22,482           23,014
                                                       -----------      -----------
          Total liabilities.......................         294,310          331,759

Stockholders' equity:
  Preferred stock, no par value...................          86,250           86,250
  Common stock, $.50 par value....................           6,715            6,688
  Additional paid-in capital......................          87,382           86,323
  Retained earnings...............................          54,350           55,081
  Unearned compensation...........................            (361)            (370)
  Adjustment for minimum pension liability........          (1,723)          (1,723)
                                                       -----------      -----------
          Total stockholders' equity..............         232,613          232,249
                                                       -----------      -----------
                                                       $   526,923      $   564,008
                                                       ===========      ===========


                                      (1)

                               QUANEX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)



                                                               Three Months Ended
                                                                  January 31,
                                                        -------------------------------
                                                           1995                 1994
                                                        ----------           ----------
                                                                  (Unaudited)
Net sales.............................................. $  199,886           $  149,522
Cost and expenses:
  Cost of sales........................................    177,189              135,192
  Selling, general and administrative expense..........     12,286               10,285
                                                        ----------           ----------
Operating income.......................................     10,411                4,045
Other income (expense):
  Interest expense.....................................     (3,116)              (3,489)
  Capitalized interest.................................      1,030                  756
  Other, net...........................................       (303)               1,736
                                                        ----------           ----------
Income before income taxes and extraordinary charge....      8,022                3,048
Income tax expense.....................................     (3,369)              (1,280)
                                                        ----------           ----------
Income before extraordinary charge.....................      4,653                1,768
Extraordinary charge - early extinguishment of debt....     (2,021)                -
                                                        ----------           ----------
Net income.............................................      2,632                1,768
Preferred dividends....................................     (1,484)              (1,484)
                                                        ----------           ----------
Net income attributable to common stockholders......... $    1,148           $      284
                                                        ==========           ==========
Earnings per common share:
   Earnings before extraordinary charge................ $     0.23           $     0.02
   Extraordinary charge................................      (0.15)                -
                                                        ----------           ----------
      Earnings per common share........................ $     0.08           $     0.02
                                                        ==========           ==========
Weighted average shares outstanding....................     13,566               13,407
                                                        ==========           ==========




                                      (2)

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)


                                                                    Three Months Ended
                                                                        January 31,
                                                                --------------------------
                                                                     1995            1994
                                                                -----------     ----------
                                                                        (Unaudited)
Operating activities:
  Net income................................................... $     2,632     $    1,768
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Depreciation and amortization...........................       8,494          7,201
       Facilities realignment accrual..........................         -             (597)
       Deferred income taxes...................................        (532)          (424)
       Deferred pension costs..................................        (336)         1,008
       Deferred postretirement welfare benefits................         676            815
                                                                -----------     ----------
                                                                     10,934          9,771
  Changes in assets and liabilities net of effects from
    acquisitions and dispositions:
       Decrease (increase) in accounts and notes receivable....     (14,491)         6,601
       Decrease (increase) in inventory........................     (11,991)        (4,410)
       Increase (decrease) in accounts payable.................      12,336         (5,505)
       Increase (decrease) in accrued expenses.................      (1,378)           660
       Other, net..............................................          10            566
                                                                -----------     ----------
            Cash provided (used) by operating activities.......      (4,580)         7,683

Investment activities:
  Capital expenditures, net of retirements.....................      (9,242)        (8,058)
  Decrease (increase) in short-term investments................      54,070           (283)
  Other, net...................................................         216         (1,035)
                                                                -----------     ----------
            Cash provided (used) by investment activities......      45,044         (9,376)
                                                                -----------     ----------
            Cash provided (used) by operating and
               investment activities...........................      40,464         (1,693)

Financing activities:
  Notes payable borrowings.....................................      10,000            -
  Purchase of Senior Notes.....................................     (59,500)           -
  Repayments of long-term debt.................................          -             (26)
  Common dividends paid........................................      (1,879)        (1,865)
  Preferred dividends paid.....................................      (1,484)        (1,484)
  Other, net...................................................       1,095             75
                                                                -----------     ----------
            Cash used by financing activities..................     (51,768)        (3,300)

Increase (decrease) in cash and equivalents....................     (11,304)        (4,993)
Cash and equivalents at beginning of period....................      34,041         42,247
                                                                -----------     ----------
Cash and equivalents at end of period.......................... $    22,737     $   37,254
                                                                ===========     ==========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest....................................................... $     2,475     $      163
Income taxes................................................... $     1,147     $      101





                                     (3)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     Accounting Policies

       The interim consolidated financial statements of Quanex Corporation and subsidiaries are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 1994 Annual Report on Form 10-K, which is incorporated by reference. Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to 1995 classifications.

2.     Inventories

Inventories consist of the following:         January 31, October 31,
                                                 1995        1994
                                              ----------- -----------
                                                  (In thousands)
Inventories valued at lower of cost
  (principally LIFO method) or market:
   Raw materials  . . . . . . . . . . . . . .   $34,034     $25,946
   Finished goods and work in process . . . .    50,236      47,684
                                                -------     -------
                                                 84,270      73,630
Other . . . . . . . . . . . . . . . . . . . .     9,521       8,170
                                                -------     -------
                                                $93,791     $81,800
                                                =======     =======

     With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $18 million at January 31, 1995, and $15 million at October 31, 1994.

3.   Long-Term Debt and Financing Arrangements

     In December 1994, the Company acquired $59.5 million principal amount of the Senior Notes for a purchase price equal to 105% of the principal amount plus accrued interest. The Company recorded an extraordinary charge of $2.0 million ($3.5 million before tax) in the first quarter of 1995 related to the call premium and write-off of deferred debt issuance costs for the Senior Notes that were repurchased. At January 31, 1995, the Company had $65.5 million outstanding under its unsecured Long-Term Note Agreement ("Senior Notes Agreement"). The debt bears interest at the rate of 10.77% per annum, payable semi-annually. The Senior Notes Agreement requires annual repayments of $20.8 million beginning on August 23, 1995, with a final payment of $3.0 million on August 23, 1998.

     At January 31, 1995, the Company had $10.0 million outstanding under its unsecured $48 million Revolving Credit and Letter of Credit Agreement ("Bank Agreement"). The Bank Agreement consists of a revolving line of credit ("Revolver"), renewable annually, which expires March 31, 1999, and up to $20 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either floating prime or a reserve adjusted Eurodollar rate.

     All of the above agreements contain customary affirmative and negative covenants which the Company must meet. As of January 31, 1995, the Company was in compliance with all of the covenants.

 4.  Postemployment Benefits

     Effective November 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" which establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. Adoption of this statement did not have a material effect on the Company's financial position or results of operations.





                                      (4)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Industry Segment Information

   Quanex is principally a specialty metals producer. The Company's operations primarily consist of four segments: hot rolled steel bars, cold finished steel bars, steel tubes, and aluminum products.


                                                     Cold                                            Corporate
   Three Months Ended            Hot Rolled        Finished           Steel         Aluminum            and        Consoli-
   January 31, 1995              Steel Bars       Steel Bars          Tubes         Products         Other(1)       dated
   ------------------------------------------------------------------------------------------------------------------------
                                                          (in thousands)
   Units shipped:
    To unaffiliated companies...     111.9 Tons        48.0 Tons       22.8 Tons       51,173 Lbs.
    Intersegment................       5.2               -                  -             -
                                ----------       ----------         -------       -----------
   Total........................     117.1 Tons        48.0 Tons       22.8 Tons       51,173 Lbs.
                                ==========       ==========         =======       ===========

   Net Sales:
    To unaffiliated companies...$   59,564       $   43,327         $28,795       $    68,200       $    -         $199,886
    Intersegment(2).............     2,916               -                  -             -            (2,916)          -
                                ----------       ----------         -------       -----------       ---------      --------
   Total........................$   62,480           43,327          28,795            68,200          (2,916)      199,886
                                ==========       ==========         =======       ===========       =========      ========
   Operating income (loss)......$    6,976       $    2,669         $ 1,879       $     4,185       $  (5,298)     $ 10,411
                                ==========       ==========         =======       ===========       =========      ========




                                                     Cold                                            Corporate
   Three Months Ended            Hot Rolled        Finished           Steel         Aluminum            and         Consoli-
   January 31, 1994              Steel Bars       Steel Bars          Tubes         Products          Other(1)       dated
   ------------------------------------------------------------------------------------------------------------------------
                                                          (in thousands)
   Units shipped:
    To unaffiliated companies...     109.5 Tons        43.6 Tons       19.2 Tons       24,582 Lbs.
    Intersegment................       6.7               -               -                 -
                                ----------       ----------         -------       -----------
   Total........................     116.2 Tons        43.6 Tons       19.2 Tons       24,582 Lbs.
                                ==========       ==========         =======       ===========

   Net Sales:
    To unaffiliated companies...$   53,904       $   37,167         $26,155       $    32,296       $      -       $149,522
    Intersegment(2).............     3,743               -               -                 -           (3,743)           -
                                ----------       ----------         -------       -----------       ---------      --------
   Total........................$   57,647           37,167          26,155            32,296          (3,743)      149,522
                                ==========       ==========         =======       ===========       =========      ========
   Operating income (loss)......$    5,961       $    1,570         $ 1,733       $    (2,129)      $  (3,090)     $  4,045
                                ==========       ==========         =======       ===========       =========      ========

 (1) Included in "Corporate and Other" are intersegment eliminations and corporate expenses
 (2)   Intersegment sales are conducted on an arm's-length basis.





                                     (5)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition


RESULTS OF OPERATIONS

     The Company classifies its operations into four business segments: hot rolled steel bars, cold finished steel bars, steel tubes and aluminum products. The Company's products are marketed to the industrial machinery and capital equipment industries, the transportation industry, the energy processing industry and the home building and remodeling industries.

     All of the Company's businesses reflected improvement in the first quarter of fiscal 1995 over the first quarter of fiscal 1994 in both revenues and income, with the most significant improvement being recognized in the Company's aluminum products business where revenues more than doubled and results shifted from an operating loss of $2.1 million for the first quarter of 1994 to operating income of $4.2 million in the first quarter of 1995. The Company's businesses benefited from more favorable market conditions in all segments relating primarily to a stronger domestic economy, improved margins resulting from favorable pricing trends, greater market penetration for certain of the Company's manufactured products and the cost reduction programs initiated in earlier years and continuing to the present. The improved results also reflected the benefits realized from the Company's capital improvement programs, which have allowed the Company to increase capacity, improve quality and manage manufacturing costs.

     The improvements in each of the Company's businesses resulted in the Company reporting operating income for the first quarter of 1995 of $10.4 million compared to $4.0 million in the first quarter of 1994 and income before extraordinary charge of $4.7 million for the first quarter of 1995 compared to $1.8 million in the first quarter of 1994. Net income for the first quarter of 1995 was $2.6 million and included a $2.0 million ($3.5 million before tax) extraordinary charge for early extinguishment of debt relating to the acquisition by the Company of $59.5 million principal amount of its 10.77% Senior Notes for a purchase price equal to 105% of the principal amount plus accrued interest.

     Market conditions continue to be favorable in each of the Company's businesses. In addition, fiscal 1995 revenues in the Company's hot rolled steel bar business and aluminum products business are expected to continue to show improvement over 1994 results due to increased capacity levels. Domestic and global market factors, however, will continue to impact the Company and any slowdown in the U.
S. economy could affect demand and pricing for many of the Company's products. In this regard, increased interest rates can be expected to impact the demand for products in many of the Company's markets, including the automotive and light truck market and the residential building market. The Company currently expects that business conditions will remain strong in fiscal 1995. Continued improved financial results, however, will be dependent upon, among other things, whether the strong economic conditions experienced in the first quarter of fiscal 1995 can be sustained.





                                      (6)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

The following table sets forth selected operating data for the Company's four businesses:

                                                 Three Months Ended
                                                     January 31,
                                                --------------------
                                                  1995        1994
                                                --------    --------
                                                   (In thousands)
 Hot Rolled Steel Bars:
   Units shipped (Tons)......................       117.1      116.2
   Net Sales.................................    $ 62,480   $ 57,647
   Operating income..........................    $  6,976   $  5,961
   Depreciation and amortization.............    $  3,870   $  3,285
   Identifiable assets.......................    $170,467   $157,631

 Cold Finished Steel Bars:
   Units shipped (Tons)......................        48.0       43.6
   Net Sales.................................    $ 43,327   $ 37,167
   Operating income..........................    $  2,669   $  1,570
   Depreciation and amortization.............    $    346   $    343
   Identifiable assets.......................    $ 57,143   $ 52,212

 Steel Tubes:
   Units shipped (Tons)......................        22.8       19.2
   Net Sales.................................    $ 28,795   $ 26,155
   Operating income..........................    $  1,879   $  1,733
   Depreciation and amortization.............    $    525   $    524
   Identifiable assets.......................    $ 39,452   $ 40,242

 Aluminum Products:
   Units shipped (Pounds)....................      51,173     24,582
   Net Sales.................................    $ 68,200   $ 32,296
   Operating income..........................    $  4,185   $ (2,129)
   Depreciation and amortization.............    $  3,331   $  2,964
   Identifiable assets.......................    $245,021   $190,369

     Consolidated net sales for the three months ended January 31, 1995, were $199.9 million representing an increase of $50.4 million or 34% when compared to the same period last year. The increase is due to significantly higher volume in the aluminum products business, improvements in the economy and increases in demand in all of the Company's businesses combined with higher average selling prices.

     Net sales from the Company's hot rolled steel bar business for the three months ended January 31, 1995, were $62.5 million as compared to $57.6 million for the same 1994 period. This represents an increase of $4.8 million or 8%. This increase is attributable to a 1% increase in volume combined with a 7% increase in average selling prices. The increase in volume was achieved even though during the first quarter, the Fort Smith, Arkansas operation was down about four weeks for equipment upgrades as part of the Phase II expansion project. The Phase II project is currently expected to be completed in the second fiscal quarter of 1995, with an anticipated increase in capacity at the Company's Fort Smith, Arkansas plant of approximately 10%.

     Net sales from the Company's cold finished steel bar business for the three months ended January 31, 1995, were $43.3 million as compared to $37.2 million for the same 1994 period. This represents an increase of $6.2 million or 17%. The improvement reflects a 10% increase in volume and a 6% increase in average selling prices. This business is currently operating at near capacity.





                                      (7)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

     Net sales from the Company's steel tube business for the three months ended January 31, 1995, increased 10% from $26.2 million in 1994 to $28.8 million for the first fiscal quarter of 1995. This increase in sales resulted from a 19% improvement in volume, particularly in condenser tubing and heat treated tonnage, combined with a decrease in average selling prices of 7% due to product mix. The Company's steel tube business was adversely affected in fiscal 1994, and to a lesser degree in the first quarter of fiscal 1995, by downward pricing pressure from imports on certain products and a general weakness in this segment's primary markets, which include power generation and the petrochemical and refining industries. In June 1994, the Company filed petitions alleging that imports of carbon and alloy seamless pipe up to
4.5 inches in diameter from four countries were being dumped or subsidized. In August 1994, the International Trade Commission made an affirmative preliminary determination that imports of small-diameter pipe from these countries were causing injury to the U.S. industry and in January 1995, the U.S. Department of Commerce released preliminary determinations against importers from four countries, and dumping bonds were imposed against their imports until a final determination is made. Final injury and dumping determinations from both the International Trade Commission and the Department of Commerce are expected by late summer 1995.

     Net sales from the Company's aluminum products business for the three months ended January 31, 1995, were $68.2 million as compared to $32.3 million for the same 1994 period. This represents an increase of $35.9 million or 111%. This increase is attributable to a 108% increase in volume due to improved demand and market share combined with a 1% increase in average selling prices. Aluminum prices in general have increased by more than the Company s average selling price, which was affected by a change in product mix. Lower priced mill finished sheet is a higher percentage of total sales in the first quarter of fiscal 1995 as compared to the same period last year. First quarter results for 1994 were also adversely affected by the fire at the Company's Lincolnshire plant.

     Consolidated operating income for the three months ended January 31, 1995, was $10.4 million representing an increase of $6.4 million or 157% when compared to the same period last year. This increase is principally due to higher net sales and significantly improved results at the Company's aluminum products business.

     Operating income from the Company's hot rolled steel bar business for the three months ended January 31, 1995, was $7.0 million as compared to $6.0 million for the same 1994 period. This represents an increase of $1.0 million or 17%. This increase is due to higher net sales.

     Operating income from the Company's cold finished steel bar business for the three months ended January 31, 1995, was $2.7 million as compared to $1.6 million for the same 1994 period. This represents an increase of $1.1 million or 70%. This increase is principally due to higher net sales and improved pricing.

     Operating income from the Company's steel tube business for the three months ended January 31, 1995, was $1.9 million as compared to $1.7 million for the same 1994 period. This represents an increase of $146 thousand or 8%.

     Operating income from the Company's aluminum products business for the three months ended January 31, 1995, was $4.2 million as compared to an operating loss of $2.1 million for the same 1994 period. This represents an improvement of $6.3 million. The improvement reflected significantly increased sales from the Company's aluminum plants in Davenport, Iowa and Lincolnshire, Illinois.





                                      (8)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

     Selling, General and Administrative Expenses increased by $2.0 million or 19% for the three months ended January 31, 1995, as compared to the same period of 1994 primarily due to increased levels of business activity. However, as a percentage of net sales, selling, general and administrative expenses decreased as compared to the same period last year.

     Interest expense decreased by $373 thousand for the three months ended January 31, 1995, as compared to the same period of 1994 primarily as a result of the early extinguishment of a portion of the Company s senior debt late in the first fiscal quarter of 1995.

     Net income attributable to common shareholders for the three months ended January 31, 1995, was $1.1 million as compared to $284 thousand for the same 1994 period, after deducting preferred dividends of $1.5 million from both periods. The improvement is primarily attributable to improved operating income partly offset by an extraordinary charge relating to early extinguishment of debt.
Included in "Other, net", was an investment loss of $293 thousand for the three months ended January 31, 1995, as compared to investment income of $923 thousand for the same 1994 period. The decrease was due to losses on sales of short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are cash on hand, cash flow from operations, and, if needed, borrowings under a $48 million unsecured revolving credit facility with a group of banks (the "Bank Agreement"). All borrowings under the Bank Agreement bear interest, at the option of the Company, at either floating prime or a reserve adjusted Eurodollar rate. The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined. The Bank Agreement limits the payment of dividends and certain restricted investments. The Bank Agreement was amended in December 1994 to extend the maturity of the facility to March 31, 1999. Under the Bank Agreement, at January 31, 1995, there were $10.0 million of outstanding borrowings and $92,800 of outstanding letters of credit.

     At January 31, 1995, the Company had outstanding $65.5 million in Senior Notes ("Senior Notes") The Senior Notes are unsecured and bear interest at the rate of 10.77% per annum, payable semi-annually. The Senior Notes require annual repayments of $20.8 million beginning on August 23, 1995, with a final payment of $3.0 million on August 23, 1998. In December 1994, the Company acquired $59.5 million principal amount of the Senior Notes for a purchase price equal to 105% of the principal amount plus accrued interest. The acquisition was funded with the Company's available cash, proceeds from the sale of its short-term investments and $10 million in borrowings under the Bank Agreement. The acquisition resulted in the Company's ratio of debt to capitalization declining to approximately 23% from approximately 36% as of October 31, 1994. The Senior Notes contain customary affirmative and negative covenants, as well as requirements to maintain a minimum capital base, as defined. In addition, the Senior Notes limit the payment of dividends and certain restricted investments.

     The Company currently has outstanding 3,450,000 Depositary Convertible Exchangeable Preferred Shares, each representing 1/10th of a share of the Company's 6.88% Cumulative Convertible Exchangeable Preferred Stock ("Preferred Stock"). The Preferred Stock may be exchanged, at the option of the Company, beginning on June 30, 1995, for a new issue of the Company's 6.88% Convertible Subordinated Debentures due June 30, 2007, having a principal amount equal to $250 per share of Preferred Stock ($25 per Depositary Convertible Exchangeable Preferred Share) exchanged.





                                      (9)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

     At January 31, 1995, the Company had commitments of $9 million for the purchase or construction of capital assets. During the quarter ended January 31, 1995, the Company s Board of Directors approved a $5 million capital project for the purchase and installation of a fully integrated coil-to-bar drawing line at LaSalle Steel s Hammond, Indiana operation. The Company's $52 million (not including approximately $9 million in capitalized interest) Phase II MacSteel Ultra Clean Steel Program, which commenced in June 1992, is expected to be completed in early fiscal 1995. Capital expenditures remaining for this program are approximately $4 million.

     In management's opinion, the Company currently has sufficient funds and adequate financial sources available to meet its anticipated liquidity needs including required payments on the Senior Notes. Management believes that cash flow from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated capital expenditures, debt service requirements and dividends.

Operating Activities

     Cash used by operating activities during the three months ended January 31, 1995, was $4.6 million. This represents a decrease of $12.3 million as compared to the same 1994 period. This decrease reflects increases in working capital requirements partly offset by improved net income.

Investment Activities

     Net cash provided by investment activities during the three months ended January 31, 1995, was $45.0 million as compared to net cash used by investment activities of $9.4 million for the same 1994 period. The increase in cash provided by investment activities is principally due to decreases in short-term investments to fund the Company's acquisition of its Senior Notes. Capital expenditures for the three months ended January 31, 1995, were $9.2 million as compared to $8.1 million for the same 1994 period. The Company estimates that fiscal 1995 capital expenditures will approximate $30 to $40 million.

Financing Activities

     Net cash used by financing activities for the three months ended January 31, 1995, was $51.8 million, principally consisting of $59.5 million for the early extinguishment of long-term debt, $1.9 million in common dividends and $1.5 million in preferred dividends. This was partly offset by notes payable borrowings of $10.0 million.

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

     Effective November 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" which establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. Adoption of this statement did not have a material effect on the Company's financial position or results of operations.





                                      (10)

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





                                      (11)

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

   4.9 Note Agreement dated July 25, 1990 among the Registrant and the Purchasers listed therein, regarding the sale of $125,000,000 of 10.77% Senior Notes due August 23, 2000,
             filed as Exhibit 4.1 to the Registrant s Quarterly Report on Form 10-Q for the quarter ended July 31, 1990, and incorporated herein by reference.

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

   10.3 Lease Agreement between the Registrant and William M. Paul and Associates, dated August 27, 1980, and filed as
             Exhibit 10.5 of the Registrant's Form S-2, Registration No. 2-88583, and incorporated herein by reference.





                                      (12)

   10.4 Agreement of Lease between the Registrant and 3D Tower Limited, dated March 5, 1985, filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1985, and incorporated herein by reference, as amended by the First Amendment to Lease Agreement between the Registrant and VPM 1989-1, effective December 8, 1989, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1989, and incorporated herein by reference.

   10.5 Quanex Corporation 1988 Stock Option Plan and form of Stock Option Agreement filed as Exhibit 10.4 to the
             Registrant's Annual Report on Form 10-K for the year ended October 31, 1988, and incorporated herein by reference.

   10.6 Quanex Corporation Deferred Compensation Plan, as amended, filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1981, and incorporated herein by reference.

   10.7 Quanex Corporation 1978 Stock Option Plan, as amended, filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1988, and incorporated herein by reference

   10.8 Quanex Corporation Executive Incentive Compensation Plan, as amended, filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1993, and incorporated herein by reference.

   10.9 Quanex Corporation Supplemental Benefit Plan, effective February 28, 1980, as restated November 1, 1988 and amended on June 28, 1991, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991, and incorporated herein by reference.

   10.10 Form of Severance Compensation Agreement and Escrow Agreement, adopted on February 28, 1985, between the Registrant and each executive officer of the Registrant, filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1985, and incorporated herein by reference.

   10.11 Quanex Corporation Stock Option Loan Plan for Key Officers, filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1988, and incorporated herein by reference.

   10.12 Quanex Corporation 1987 Non-Employee Director Stock Option Plan and the related form of Stock Option Agreement, filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1988, and incorporated herein by reference.

   10.13 Quanex Corporation 1989 Non-Employee Director Stock Option Plan, filed as Exhibit 4.4 of the Registrant's Form S-8, Registration No. 33-35128, and incorporated herein by reference.

   10.14 Amendment to Quanex Corporation 1987 Non-Employee Director Stock Option Plan.





                                      (13)

   10.15 Amendment to Quanex Corporation 1989 Non-Employee Director Stock Option Plan.

   10.16     Amendment to Quanex Corporation 1978 Stock Option Plan.

   10.17     Amendment to Quanex Corporation 1988 Stock Option Plan.

   10.18 Quanex Corporation Employee Stock Option and Restricted Stock Plan, as amended, filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1994, and incorporated herein by reference.

   10.19 Retirement Agreement dated as of September 1, 1992, between the Registrant and Carl E. Pfeiffer, filed as
             Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference.

   10.20 Stock Option Agreement dated as of October 1, 1992, between the Registrant and Carl E. Pfeiffer, filed as
             Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference.

   10.21 Deferred Compensation Agreement dated as of July 31, 1992, between the Registrant and Carl E. Pfeiffer, filed as
             Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference.

   10.22 Quanex Corporation Non-Employee Director Retirement Plan, filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1994, and incorporated herein by reference.

   10.23 Third Amendment to Lease Agreement between the Registrant and VPM 1989-1, Ltd. effective October 1, 1994.

   11        Statement re computation of per share earnings.

   27        Financial Data Schedule.


             No reports on Form 8-K were filed by the Company during the quarter for which this report is being filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             QUANEX CORPORATION


                             _______________________________
                             Viren M. Parikh
                             Controller (Chief Accounting Officer)

Date  March 10, 1995





                                      (14)