Form 10-Q
period 1995-04-30
QUANEX CORP
filed 1995-06-09
CIK 276889

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q


                                 (Mark One)

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1995

                                     OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ___________.

                      Commission File Number 1-5725


                            QUANEX CORPORATION
                            ------------------
           (Exact name of registrant as specified in its charter)





            DELAWARE                                            38-1872178
 ------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

              1900 West Loop South, Suite 1500, Houston, Texas 77027
              ------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                         Outstanding at April 30, 1995
- ---------------------------------------       -----------------------------
Common Stock, par value $0.50 per share                 13,430,533

                                QUANEX CORPORATION
                                      INDEX



                                                                     Page No.
Part I.   Financial Information:

     Item 1:  Financial Statements

              Consolidated Balance Sheets - April 30, 1995 and
                 October 31, 1994 ...................................     1

              Consolidated Statements of Income - Three and Six
                 Months Ended April 30, 1995 and 1994 ...............     2

              Consolidated Statements of Cash Flow - Six Months
                 Ended April 30, 1995 and 1994 ......................     3

              Notes to Consolidated Financial Statements ............   4-6

     Item 2:  Management's Discussion and Analysis of Results of
              Operations and Financial Condition ....................  7-12

Part II.   Other Information

     Item 4:  Submission of Matters to a Vote of Security Holders....    13

     Item 5:  Other Information .....................................    13

     Item 6:  Exhibits and Reports on Form 8-K ...................... 13-14


             PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               QUANEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                 April 30,   October 31,
                                                   1995         1994
                                                ----------   ----------
                                                (Unaudited)   (Audited)
ASSETS
- ------
Current assets:
  Cash and equivalents...........................$ 23,042     $ 34,041
  Short-term investments.........................    -          54,070
  Accounts and notes receivable, net............. 112,932       83,082
  Inventories....................................  93,209       81,800
  Deferred income taxes..........................   6,217        6,114
  Prepaid expenses...............................   1,138          289
                                                  -------      -------
          Total current assets................... 236,538      259,396

Property, plant and equipment.................... 514,505      499,798
Less accumulated depreciation and amortization...(252,836)    (237,537)
                                                  -------      -------
Net property, plant and equipment................ 261,669      262,261

Goodwill, net....................................  32,541       33,017
Other assets.....................................   9,116        9,334
                                                  -------      -------
                                                 $539,864     $564,008
                                                  =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Notes payable..................................$ 10,000      $   -
  Accounts payable...............................  89,248       75,515
  Income taxes payable...........................     923        1,160
  Accrued expenses...............................  39,571       37,118
  Current maturities of long-term debt...........  20,958       20,958
                                                  -------      -------
          Total current liabilities.............. 160,700      134,751

Long-term debt...................................  47,942      107,442
Deferred pension credits.........................  15,183       15,810
Deferred postretirement welfare benefits.........  51,946       50,742
Deferred income taxes............................  25,121       23,014
                                                  -------      -------
          Total liabilities...................... 300,892      331,759

Stockholders' equity:
  Preferred stock, no par value..................  86,250       86,250
  Common stock, $.50 par value...................   6,715        6,688
  Additional paid-in capital.....................  87,510       86,323
  Retained earnings..............................  60,563       55,081
  Unearned compensation..........................    (343)        (370)
  Adjustment for minimum pension liability.......  (1,723)      (1,723)
                                                  -------      -------
          Total stockholders' equity............. 238,972      232,249
                                                  -------      -------
                                                 $539,864     $564,008
                                                  =======      =======



                                      (1)

                               QUANEX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                      Three Months Ended     Six Months Ended
                                            April 30              April 30
                                       ----------------      ----------------
                                         1995      1994        1995     1994
                                       -------  -------      ------   -------
                                                    (Unaudited)
Net sales............................ $234,347  $172,235    $434,233  $321,757
Cost and expenses:
  Cost of sales......................  204,600   151,852     381,789   287,044
  Selling, general and
     administrative expense..........   12,580    10,850      24,866    21,135
                                       -------   -------     -------   -------
Operating income.....................   17,167     9,533      27,578    13,578
Other income (expense):
  Interest expense...................   (2,034)   (3,488)     (5,150)   (6,977)
  Capitalized interest...............      837       861       1,867     1,617
  Other, net.........................      965      (393)        662     1,343
Income before income taxes and         -------   -------     -------   -------
     extraordinary charge............   16,935     6,513      24,957     9,561
Income tax expense...................   (7,113)   (2,736)    (10,482)   (4,016)
                                       -------   -------     -------   -------
Income before extraordinary charge...    9,822     3,777      14,475     5,545
Extraordinary charge - early
     extinguishment of debt..........       -         -       (2,021)       -
                                       -------   -------     -------   -------
Net income...........................    9,822     3,777      12,454     5,545
Preferred dividends..................   (1,483)   (1,483)     (2,967)   (2,967)
Net income attributable to             -------   -------     -------   -------
     common stockholders............. $  8,339  $  2,294    $  9,487  $  2,578
                                       =======   =======     =======   =======
Earnings per common share:
   Primary before
      extraordinary charge........... $   0.62  $   0.17    $   0.85  $   0.19
   Extraordinary charge..............       -         -        (0.15)       -
                                       -------   -------     -------   -------
      Total primary net earnings..... $   0.62  $   0.17    $   0.70  $   0.19
                                       =======   =======     =======   =======
   Fully diluted before
      extraordinary charge........... $   0.60  $   0.17    $   0.85  $   0.19
   Extraordinary charge..............       -         -        (0.15)       -
                                       -------   -------     -------   -------
      Total assuming full dilution... $   0.60  $   0.17    $   0.70  $   0.19
                                       =======   =======     =======   =======
Weighted average shares outstanding:
   Primary...........................   13,601    13,446      13,580    13,431
                                       =======   =======     =======   =======
   Assuming full dilution............   16,351    13,446      13,580    13,431
                                       =======   =======     =======   =======



                                      (2)

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                             Six Months Ended
                                                                 April 30,
                                                           --------------------
                                                            1995          1994
                                                           ------        ------
                                                               (Unaudited)
Operating activities:
  Net income..............................................$12,454       $ 5,545
  Adjustments to reconcile net income
    to cash provided by operating activities:
     Depreciation and amortization........................ 16,673        14,432
     Facilities realignment accrual.......................    -          (1,113)
     Deferred income taxes................................  2,107           (88)
     Deferred pension costs...............................   (627)        1,098
     Deferred postretirement welfare benefits.............  1,204         1,692
                                                           ------        ------
                                                           31,811        21,566
  Changes in assets and liabilities net of effects from
    acquisitions and dispositions:
     Increase in accounts and notes receivable........... (29,850)      (14,748)
     Increase in inventory............................... (11,409)       (9,151)
     Increase in accounts payable........................  13,733         2,387
     Increase in accrued expenses........................   2,453         2,107
     Other, net..........................................  (1,189)         (536)
                                                           ------        ------
          Cash provided by operating activities..........   5,549         1,625

Investment activities:
  Capital expenditures, net of retirements............... (14,894)      (18,283)
  Decrease (increase) in short-term investments..........  54,070       (13,330)
  Proceeds from the sale of
       Viking Metallurgical Subsidiary...................     -           6,390
  Other, net.............................................    (493)       (1,670)
                                                           ------        ------
          Cash provided (used) by investment activities..  38,683       (26,893)

          Cash provided (used) by operating and            ------        ------
               investment activities.....................  44,232       (25,268)

Financing activities:
  Notes payable borrowings...............................  10,000            -
  Purchase of Senior Notes............................... (59,500)           -
  Repayments of long-term debt...........................      -           (180)
  Common dividends paid..................................  (3,894)       (3,730)
  Preferred dividends paid...............................  (2,967)       (2,967)
  Other, net.............................................   1,130           298
                                                           ------        ------
          Cash used by financing activities.............. (55,231)       (6,579)

Decrease in cash and equivalents......................... (10,999)      (31,847)
Cash and equivalents at beginning of period..............  34,041        42,247
                                                           ------        ------
Cash and equivalents at end of period.................... $23,042       $10,400
                                                           ======        ======
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest................................................. $ 6,262       $ 6,976
Income taxes............................................. $ 7,190       $ 3,796








                                      (3)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Accounting Policies
   -------------------
   The interim consolidated financial statements of Quanex Corporation and subsidiaries are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 1994 Annual Report on Form 10-K, which is incorporated by reference. Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to 1995 classifications.


2. Inventories
   -----------

   Inventories consist of the following:               April 30,     October 31,
                                                          1995           1994
                                                        -------         ------
                                                            (In thousands)
   Inventories valued at lower of cost
    (principally LIFO method) or market:
      Raw materials ..................................  $34,567        $25,946
      Finished goods and work in process .............   49,003         47,684
                                                         ------         ------
                                                         83,570         73,630

   Other .............................................    9,639          8,170
                                                        -------        -------

                                                        $93,209        $81,800
                                                        =======        =======

   With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $21 million at April 30, 1995, and $15 million at October 31, 1994.


3. Long-Term Debt and Financing Arrangements
   -----------------------------------------
   At April 30, 1995, the Company had $65.5 million outstanding under its unsecured Long-Term Note Agreement ("Senior Notes Agreement"). The debt bears interest at the rate of 10.77% per annum, payable semi-annually. The Senior Notes Agreement requires annual repayments of $20.8 million beginning on August 23, 1995, with a final payment of $3.0 million on August 23, 1998. In December 1994, the Company acquired $59.5 million principal amount of the Senior Notes for a purchase price equal to 105% of the principal amount plus accrued interest. The Company recorded an extraordinary charge of $2.0 million ($3.5 million before tax) in the first quarter of 1995 related to the call premium and write-off of deferred debt issuance costs for the Senior Notes that were repurchased.

   At April 30, 1995, the Company had $10.0 million outstanding under its unsecured $48 million Revolving Credit and Letter of Credit Agreement ("Bank Agreement"). The Bank Agreement consists of a revolving line of credit ("Revolver"), renewable annually, which expires March 31, 1999, and up to $20 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either floating prime or a reserve adjusted Eurodollar rate.

   All of the above agreements contain customary affirmative and negative covenants which the Company must meet. As of April 30, 1995, the Company was in compliance with all of the covenants.



                                      (4)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. Subsequent Event
   ----------------
   On May 25, 1995, the Company's Board of Directors authorized the exchange of the Company's outstanding 6.88% Cumulative Convertible Exchangeable Preferred Stock for the Company's 6.88% Convertible Subordinated Debentures due June 30, 2007. The Debentures will be subject to mandatory annual sinking fund payments sufficient to redeem 25% of the Debentures issued on each of June 30, 2005 and June 30, 2006, to retire a total of 50% of the Debentures before maturity. The exchange, which will be effective June 30, 1995, is expected to contribute approximately six cents per share in the current fiscal year, or approximately seventeen cents per share on an annualized basis. The increase in long-term debt and reduction in preferred stock is expected to increase the Company's total debt to total capitalization ratio from 24.8% at April 30, 1995, to approximately 50% at the time of the exchange.
























































                                      (5)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Industry Segment Information

 Quanex is principally a specialty metals producer. The Company's operations primarily consist of four segments: hot rolled steel bars, cold finished steel bars, steel tubes, and aluminum products.

                                             Cold                                   Corporate
 Three Months Ended          Hot Rolled    Finished        Steel      Aluminum          and        Consoli-
 April 30, 1995              Steel Bars    Steel Bars      Tubes      Products       Other(1)       dated
 ------------------          ----------    ----------    ----------  ----------     ----------    ----------
                                                                  (in thousands)
 Units shipped:
  To unaffiliated companies    120.2 Tons      53.0 Tons     25.3 Tons  58,336 Lbs.
  Intersegment............       7.4             -             -            -
                             -------        -------       -------      -------
 Total....................     127.6 Tons      53.0 Tons     25.3 Tons  58,336 Lbs.
                             =======        =======       =======      =======
 Net Sales:
  To unaffiliated companies  $67,087        $49,627       $31,541      $86,092            -       $234,347
  Intersegment(2).........     4,260          -                 1         -           $(4,261)        -
                             -------        -------       -------      -------         -------     -------
 Total....................   $71,347        $49,627       $31,542      $86,092        $(4,261)    $234,347
                             =======        =======       =======      =======         =======     =======
 Operating income (loss)..   $10,058        $ 4,070       $ 2,985      $ 5,262        $(5,208)    $ 17,167
                             =======        =======       =======      =======         =======     =======

                                             Cold                                   Corporate
 Three Months Ended          Hot Rolled    Finished        Steel     Aluminum          and         Consoli-
 April 30, 1994              Steel Bars    Steel Bars      Tubes     Products        Other(1)         dated
 ------------------          ----------    ----------    ----------  ----------     ----------    ----------
 Units shipped:
  To unaffiliated companies    114.2 Tons      49.5 Tons     20.1 Tons  35,504 Lbs.
  Intersegment............       7.8            -             -             -
                             -------        -------       -------      -------
 Total....................     122.0 Tons      49.5 Tons     20.1 Tons  35,504 Lbs.
                             =======        =======       =======      =======
 Net Sales:
  To unaffiliated companies  $59,066        $43,259       $26,016      $43,894            -       $172,235
  Intersegment(2).........     4,172          -                 1         -           $(4,173)         -
                             -------        -------       -------      -------         -------     -------
 Total....................   $63,238        $43,259       $26,017      $43,894        $(4,173)    $172,235
                             =======        =======       =======      =======         =======     =======
 Operating income (loss)..   $ 8,421        $ 2,713       $ 1,383      $   408        $(3,392)    $  9,533
                             =======        =======       =======      =======         =======     =======

                                             Cold                                   Corporate
 Six Months Ended            Hot Rolled    Finished        Steel     Aluminum          and         Consoli-
 April 30, 1995              Steel Bars    Steel Bars      Tubes     Products        Other(1)         dated
 ----------------            ----------    ----------    ----------  ----------     ----------    ----------
 Units shipped:
  To unaffiliated companies    232.2 Tons     101.0 Tons     48.0 Tons 109,509 Lbs.
  Intersegment............      12.5            -              -            -
                             -------        -------       -------      -------
 Total....................     244.7 Tons     101.0 Tons     48.0 Tons 109,509 Lbs.
                             =======        =======       =======      =======
 Net Sales:
  To unaffiliated companies $126,651        $92,954       $60,336     $154,292           -        $434,233
  Intersegment(2).........     7,176          -                 1         -          $ (7,177)         -
                             -------        -------       -------      -------        -------      -------
 Total....................  $133,827        $92,954       $60,337     $154,292       $ (7,177)    $434,233
                             =======        =======       =======      =======         =======     =======
 Operating income (loss)..  $ 17,034        $ 6,739       $ 4,864     $  9,447       $(10,506)    $ 27,578
                             =======        =======       =======      =======         =======     =======

                                             Cold                                   Corporate
 Six Months Ended            Hot Rolled    Finished        Steel     Aluminum          and         Consoli-
 April 30, 1994              Steel Bars    Steel Bars      Tubes     Products        Other(1)         dated
 ----------------            ----------    ----------    ----------  ----------     ----------    ----------
 Units shipped:
  To unaffiliated companies    223.7 Tons      93.1 Tons     39.3 Tons  60,086 Lbs.
  Intersegment............      14.5            -             -             -
                             -------        -------       -------      -------
 Total....................     238.2 Tons      93.1 Tons     39.3 Tons  60,086 Lbs.
                             =======        =======       =======      =======
 Net Sales:
  To unaffiliated companies $112,969        $80,426       $52,172      $76,190           -        $321,757
  Intersegment(2).........     7,916           -             -             -          $(7,916)        -
                             -------        -------       -------      -------         -------     -------
 Total....................  $120,885        $80,426       $52,172      $76,190        $(7,916)    $321,757
                             =======        =======       =======      =======         =======     =======
 Operating income (loss)..  $ 14,382        $ 4,283       $ 3,116      $(1,721)       $(6,482)    $ 13,578
                             =======        =======       =======      =======         =======     =======

(1) Included in "Corporate and Other" are intersegment eliminations and corporate expenses.
(2) Intersegment sales are conducted on an arm's-length basis.


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

         The Company's results for the three and six months ended April 30, 1995, reflected a significant increase in revenues and income from the comparable periods in 1994, with the greatest increases being realized for the quarter ended April 30, 1995. Although all of the Company's business segments recorded materially greater revenue and income in the three and six months ended April 30, 1995, over prior periods, the most significant gain was recognized in the Company's aluminum products business where the results in that segment shifted from operating income of $408 thousand and an operating loss of $1.7 million for the three and six months ended April 30, 1994, respectively, to operating income of $5.3 million and $9.4 million, respectively.

         The improved results for the first and second quarters of fiscal 1995 reflected more favorable market conditions in all segments due primarily to a stronger domestic economy, improved margins resulting from favorable pricing trends, greater market penetration for certain of the Company's manufactured products and the cost reduction programs initiated in earlier years and continuing to the present. The improved results also reflected the benefits realized from the Company's capital improvement programs, which have allowed the Company to increase capacity, improve quality and manage manufacturing costs.

         The improvements in each of the Company's businesses resulted in the Company reporting operating income for the three and six months ended April 30, 1995, of $17.2 million and $27.6 million, respectively, as compared to $9.5 million and $13.6 million, respectively, for the same periods of fiscal 1994. Income before extraordinary charge for the three and six months ended April 30, 1995, was $9.8 million and $14.5 million, respectively, as compared to $3.8 million and $5.5 million, respectively, for the same periods of fiscal 1994. The six months ended April 30, 1995, included a $2.0 million ($3.5 million before tax) extraordinary charge for early extinguishment of debt relating to the acquisition by the Company of $59.5 million principal amount of its 10.77% Senior Notes for a purchase price equal to 105% of the principal amount plus accrued interest.

         Market conditions continue to be favorable in each of the Company's businesses. In addition, the Company expects that fiscal 1995 revenues in the Company's hot rolled steel bar business and aluminum products business will continue to show improvement over 1994 results due to increased capacity levels. Domestic and global market factors, however, will continue to impact the Company and any slowdown in the U.S. economy could affect demand and pricing for many of the Company's products. In this regard, increased interest rates can be expected to impact the demand for products in many of the Company's markets, including the automotive and light truck market and the residential building market. The recently announced proposed trade sanctions against certain Japanese automakers could also impact the Company to the extent such action affects overall trade with the United States and demand for products manufactured by the Company's customers. The Company currently expects that business conditions will remain strong in fiscal 1995. The Company, however, is operating at near capacity in both its hot rolled steel and cold finished steel bars segments. Continued improved financial results will be dependent upon, among other things, whether the strong economic conditions experienced in the first two quarters of fiscal 1995 can be sustained.

                                      (7)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

The following table sets forth selected operating data for the Company's four businesses:

                                     Three Months Ended      Six Months Ended
                                          April 30,              April 30,
                                        1995       1994       1995       1994
                                                    (In thousands)
Hot Rolled Steel Bars:
  Units shipped (Tons)............     127.6      122.0      244.7      238.2
  Net Sales.......................  $ 71,347   $ 63,238   $133,827   $120,885
  Operating income................  $ 10,058   $  8,421   $ 17,034   $ 14,382
  Depreciation and amortization...  $  3,870   $  3,285   $  7,740   $  6,570
  Identifiable assets.............  $174,055   $162,189   $174,055   $162,189

Cold Finished Steel Bars:
  Units shipped (Tons)............      53.0       49.5      101.0       93.1
  Net Sales.......................  $ 49,627   $ 43,259   $ 92,954   $ 80,426
  Operating income................  $  4,070   $  2,713   $  6,739   $  4,283
  Depreciation and amortization...  $    347   $    331   $    693   $    674
  Identifiable assets.............  $ 57,005   $ 54,367   $ 57,005   $ 54,367

Steel Tubes:
  Units shipped (Tons)............      25.3       20.1       48.0       39.3
  Net Sales.......................  $ 31,542   $ 26,017   $ 60,337   $ 52,172
  Operating income................  $  2,985   $  1,383   $  4,864   $  3,116
  Depreciation and amortization...  $    510   $    503   $  1,035   $  1,027
  Identifiable assets.............  $ 42,652   $ 41,621   $ 42,652   $ 41,621

Aluminum Products:
  Units shipped (Pounds)..........    58,336     35,504    109,509     60,086
  Net Sales.......................  $ 86,092   $ 43,894   $154,292   $ 76,190
  Operating income................  $  5,262   $    408   $  9,447   $ (1,721)
  Depreciation and amortization...  $  3,386   $  3,027   $  6,717   $  5,991
  Identifiable assets.............  $252,886   $211,458   $252,886   $211,458

         Consolidated net sales for the three and six months ended April 30, 1995, were $234.3 million and $434.2 million, respectively, representing increases of $62.1 million, or 36%, and $112.5 million, or 35%, respectively, when compared to the same periods last year. These increases are due to significantly higher volume in the aluminum products business, improvements in the economy and increases in demand in all of the Company's businesses combined with higher average selling prices.

         Net sales from the Company's hot rolled steel bar business for the three and six months ended April 30, 1995, were $71.3 million and $133.8 million, respectively, representing increases of $8.1 million, or 13%, and $12.9 million, or 11%, respectively, when compared to the same periods last year. These increases were attributable to improvements in volume for the three and six months ended April 30, 1995, as compared to the same periods of fiscal 1994, of 5% and 3% respectively, combined with increases in average selling prices of 8% in each period. Volume increases reflected the additional capacity provided as a result of the capital improvements completed in March 1995. The hot rolled steel bar business also continued to benefit from strength in the durable goods markets.

         Net sales from the Company's cold finished steel bar business for the three and six months ended April 30, 1995, were $49.6 million and $93.0 million, respectively, representing increases of $6.4 million, or 15%, and $12.5 million, or 16%, respectively, when compared to the same periods last year. These increases were attributable to improvements in volume for the three and six months ended April 30, 1995, as compared to the same periods

                                      (8)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

of fiscal 1994, of 7% and 8%, respectively, combined with increases in average selling prices of 7% in each period. The cold finished steel bar business also benefited from the continued strength in durable goods and capital equipment markets.

         Net sales from the Company's steel tube business for the three and six months ended April 30, 1995, were $31.5 million and $60.3 million, respectively, representing increases of $5.5 million, or 21%, and $8.2 million, or 16%, respectively, when compared to the same periods last year. These increases in sales resulted from improvements in volume for the three and six months ended April 30, 1995, as compared to the same periods of fiscal 1994, of 26% and 22%, respectively, partly offset by decreases in average selling prices of 4% and 5%, respectively, due to changes in product mix. The Company's steel tube business was adversely affected in fiscal 1994, and to a lesser degree in the first two quarters of fiscal 1995, by downward pricing pressure from imports on certain products and a general weakness in this segment's primary markets, which include power generation and the petrochemical and refining industries. In June 1994, the Company filed petitions alleging that imports of carbon and alloy seamless pipe up to 4.5 inches in diameter from four countries were being dumped or subsidized. In August 1994, the International Trade Commission made an affirmative preliminary determination that imports of small-diameter pipe from these countries were causing injury to the U.S. industry and in January 1995, the U.S. Department of Commerce released preliminary determinations against importers from four countries, and dumping bonds were imposed against their imports until a final determination is made. Final injury and dumping determinations from both the International Trade Commission and the Department of Commerce are expected by late summer 1995.

         Net sales from the Company's aluminum products business for the three and six months ended April 30, 1995, were $86.1 million and $154.3 million, respectively, representing increases of $42.2 million, or 96%, and $78.1 million, or 103%, respectively, when compared to the same periods last year. These increases are attributable to increases in volume for the three and six months ended April 30, 1995, as compared to the same periods of fiscal 1994, of 64% and 82%, respectively, due to improved demand and market share and increases in average selling prices of 19% and 11%, respectively. Results were affected by aluminum price increases, which generally increased by more than the Company's average selling price because of a change in product mix. Lower priced mill finished sheet was a higher percentage of total sales in the first two quarters of fiscal 1995 as compared to the same periods of last year. Margins between selling prices and raw material costs, however, improved during the first two quarters of fiscal 1995 as compared to 1994. First and second quarter results for 1994 were adversely affected by the fire at the Company's Lincolnshire plant.

         Consolidated operating income for the three and six months ended April 30, 1995, was $17.2 million and $27.6 million, respectively, representing increases of $7.6 million, or 80%, and $14.0 million, or 103%, respectively, when compared to the same periods last year. These increases are principally due to higher net sales and significantly improved results at the Company's aluminum products business.

         Operating income from the Company's hot rolled steel bar business for the three and six months ended April 30, 1995, was $10.1 million and $17.0 million, respectively, representing increases of $1.6 million, or 19%, and $2.7 million, or 18%, respectively, when compared to the same periods last year. These increases are principally due to higher net sales and improved margins.


                                      (9)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

         Operating income from the Company's cold finished steel bar business for the three and six months ended April 30, 1995, was $4.1 million and $6.7 million, respectively, representing increases of $1.4 million, or 50%, and $2.5 million, or 57%, respectively, when compared to the same periods last year. These increases are principally due to higher net sales and improved margins.

         Operating income from the Company's steel tube business for the three and six months ended April 30, 1995, was $3.0 million and $4.9 million, respectively, representing increases of $1.6 million, or 116%, and $1.7 million, or 56%, respectively, when compared to the same periods last year. These increases are principally due to higher net sales.

         Operating income from the Company's aluminum products business for the three and six months ended April 30, 1995, was $5.3 million and $9.4 million, respectively, representing increases of $4.9 million and $11.2 million, respectively, when compared to the same periods last year. These increases are principally due to higher net sales and improved margins.

         Selling, General and Administrative Expenses increased by $1.7 million, or 16%, and $3.7 million, or 18%, respectively, for the three and six months ended April 30, 1995, as compared to the same periods of 1994 primarily due to increased levels of business activity. However, as a percentage of net sales, selling, general and administrative expenses decreased as compared to the same periods last year.

         Interest expense decreased by $1.5 million and $1.8 million, respectively, for the three and six months ended April 30, 1995, as compared to the same periods of 1994 primarily as a result of the early extinguishment of a portion of the Company's senior debt late in the first fiscal quarter of 1995. Interest expense is expected to increase following the Company's scheduled exchange of its 6.88% Cumulative Convertible Exchangeable Preferred Stock ("Preferred Stock") for its 6.88% Convertible Subordinated Debentures due June 30, 2007 ("6.88% Debentures") on June 30, 1995. Although this exchange will reduce net income through interest charges, net income attributable to common shareholders will benefit through increased tax deductions.

         Net income attributable to common shareholders for the three and six months ended April 30, 1995, was $8.3 million and $9.5 million, respectively, as compared to $2.3 million and $2.6 million, respectively, for the same 1994 periods, after deducting preferred dividends of $1.5 million from all periods. The improvement was primarily attributable to improved operating income. Included in the six months ended April 30, 1995 was an extraordinary charge of $2.0 million relating to early extinguishment of debt. Included in "Other, net" for the three and six months ended April 30, 1995, was a $1.1 million pretax gain related to a life insurance policy on a deceased former officer. Included in "Other, net" for the three months ended April 30, 1994, was a $1.7 million pretax charge related to certain financing contracts, partially offset by $1.0 million of income relating to partial reimbursement of a business interruption loss for the fire that occurred at the Company's Lincolnshire facility in August 1993. Also, included in "Other, net" was investment income of $213 thousand and an investment loss of $80 thousand, respectively, for the three and six months ended April 30, 1995, as compared to investment income of $600 thousand and $1.5 million, respectively, for the same 1994 periods. The decreases were due to decreases in cash available for investment and losses on sales of short-term investments.




                                      (10)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds are cash on hand, cash flow from operations, and, if needed, borrowings under a $48 million unsecured revolving credit facility with a group of banks (the "Bank Agreement"). All borrowings under the Bank Agreement bear interest, at the option of the Company, at either floating prime or a reserve adjusted Eurodollar rate. The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined. The Bank Agreement limits the payment of dividends and certain restricted investments. The Bank Agreement was amended in December 1994 to extend the maturity of the facility to March 31, 1999. Under the Bank Agreement, at April 30, 1995, there were $10.0 million of outstanding borrowings and $2.1 million of outstanding letters of credit.

         At April 30, 1995, the Company had outstanding $65.5 million in Senior Notes ("Senior Notes"). The Senior Notes are unsecured and bear interest at the rate of 10.77% per annum, payable semi-annually. The Senior Notes require annual repayments of $20.8 million beginning on August 23, 1995, with a final payment of $3.0 million on August 23, 1998. In December 1994, the Company acquired $59.5 million principal amount of the Senior Notes for a purchase price equal to 105% of the principal amount plus accrued interest. The acquisition was funded with the Company's available cash, proceeds from the sale of its short-term investments and $10 million in borrowings under the Bank Agreement. The Senior Notes contain customary affirmative and negative covenants, as well as requirements to maintain a minimum capital base, as defined. In addition, the Senior Notes limit the payment of dividends and certain restricted investments.

         The Company currently has outstanding 3,450,000 Depositary Convertible Exchangeable Preferred Shares, each representing 1/10th of a share of Preferred Stock. The Preferred Stock may be exchanged, at the option of the Company, beginning on June 30, 1995, for the 6.88% Debentures, having a principal amount equal to $250 per share of Preferred Stock ($25 per Depositary Convertible Exchangeable Preferred Share) exchanged. On May 25, 1995, the Company's Board of Directors authorized the exchange of the outstanding Preferred Stock for the 6.88% Debentures. The Debentures will be subject to mandatory annual sinking fund payments sufficient to redeem 25% of the Debentures issued on each of June 30, 2005 and June 30, 2006, to retire a total of 50% of the Debentures before maturity. The exchange, which will be effective June 30, 1995, is expected to contribute approximately six cents per share through the tax benefits of interest deductions in the current fiscal year, or approximately seventeen cents per share on an annualized basis. The increase in long-term debt and reduction in preferred stock is expected to increase the Company's total debt to total capitalization ratio 24.8% at April 30, 1995, to approximately 50% at the time of the exchange.

         At April 30, 1995, the Company had commitments of $6 million for the purchase or construction of capital assets. The Company's $52 million (not including approximately $9 million in capitalized interest) Phase II MacSteel expansion project and $8 million Nichols-Homeshield annealing expansion were both completed in March 1995.

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


                                      (11)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

Operating Activities

         Cash provided by operating activities during the six months ended April 30, 1995, was $5.5 million. This represents an increase of $3.9 million as compared to the same 1994 period. This increase reflects improved net income partly offset by increased working capital requirements.

Investment Activities

         Net cash provided by investment activities during the six months ended April 30, 1995, was $38.7 million as compared to net cash used by investment activities of $26.9 million for the same 1994 period. The increase in cash provided by investment activities was principally due to decreases in short-term investments to fund the Company's acquisition of its Senior Notes. Capital expenditures for the six months ended April 30, 1995, were $14.9 million as compared to $18.3 million for the same 1994 period. The six months ended April 30, 1994 includes $6.4 million of proceeds from the sale of the Company's Viking Metallurgical Corporation subsidiary. The Company estimates that fiscal 1995 capital expenditures will approximate $30 to $40 million.

Financing Activities

         Net cash used by financing activities for the six months ended April 30, 1995, was $55.2 million, principally consisting of $59.5 million for the early extinguishment of long-term debt, $3.9 million in common dividends and $3.0 million in preferred dividends. This was partly offset by notes payable borrowings of $10.0 million.




































                                                       (12)

                           PART II. OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

On March 2, 1995, the Company held its regular Annual Meeting of Stockholders (the "Annual Meeting").

At the Annual Meeting, Carl E. Pfeiffer, Vincent R. Scorsone and Donald G. Barger, Jr. were elected as directors for a three year term. The following sets forth the number of shares that voted for and for which votes were withheld for the election of each of such persons:

                                     For        Withheld
                                 ----------    ----------
Carl E. Pfeiffer                 11,357,066      58,516
Vincent R. Scorsone              11,337,555      78,027
Donald G. Barger, Jr.            11,328,147      87,436

In addition, at the Annual Meeting, the stockholders of the Company ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors, approved an amendment to the 1989 Non-Employee Director Stock Option Plan, approved an amendment to the 1988 Stock Option Plan, approved an amendment to the 1987 Non-Employee Director Stock Option Plan, and approved an amendment to the 1978 Employee Qualified and Non-Qualified Stock Option Plan. The amendments to these plans primarily related to changes in the rights of employees to exercise options following termination. The ratification of Deloitte & Touche LLP as the Company's independent auditors was approved with 11,298,366 votes cast for approval, 25,910 votes cast against and 91,306 abstentions. The amendment to the 1989 Non-Employee Director Stock Option Plan was approved with 9,007,774 votes cast for approval, 2,246,765 votes cast against and 161,043 abstentions. The amendment to the 1988 Stock Option Plan was approved with 9,225,762 votes cast for approval, 2,030,951 votes cast against and 158,868 abstentions. The amendment to the 1987 Non-Employee Director Stock Option Plan was approved with 9,016,865 votes cast for approval, 2,255,755 votes cast against and 142,962 abstentions. The amendment to the 1978 Employee Qualified and Non-Qualified Stock Option Plan was approved with 9,227,770 votes cast for approval, 2,027,455 votes cast against and 160,356 abstentions. Because all of the matters presented at the Annual Meeting were matters for which brokers had discretionary authority to vote the shares held by them for their clients, there were no broker non-votes.


Item 5 - Other Information.


None


Item 6 - Exhibits and Reports on Form 8-K.


     11       Statement re computation of per share earnings.

     27       Financial Data Schedule.



No reports on Form 8-K were filed by the Company during the quarter for which this report is being filed.



                                      (13)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   QUANEX CORPORATION



                                   Viren M. Parikh
                                   Controller (Chief Accounting Officer)

Date  June 9, 1995

















































                                      (14)