Form 10-Q
period 1995-07-31
QUANEX CORP
filed 1995-09-08
CIK 276889

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q


                                 (Mark One)

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1995

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


                Class                         Outstanding at July 31, 1995
---------------------------------------       -----------------------------
Common Stock, par value $0.50 per share                 13,430,533

                                QUANEX CORPORATION
                                      INDEX



                                                                     Page No.
Part I.   Financial Information:

     Item 1:  Financial Statements

              Consolidated Balance Sheets - July 31, 1995 and
                 October 31, 1994 ...................................    1

              Consolidated Statements of Income - Three and Nine
                 Months Ended July 31, 1995 and 1994 ...............     2

              Consolidated Statements of Cash Flow - Nine Months
                 Ended July 31, 1995 and 1994 ......................     3

              Notes to Consolidated Financial Statements ............   4-5

     Item 2:  Management's Discussion and Analysis of Results of
              Operations and Financial Condition ....................  6-11

Part II.   Other Information

     Item 5:  Other Information .....................................    12

     Item 6:  Exhibits and Reports on Form 8-K ......................    12


             PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               QUANEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                 July 31,    October 31,
                                                   1995         1994
                                                ----------   ----------
                                                (Unaudited)   (Audited)
ASSETS
------
Current assets:
  Cash and equivalents...........................$ 45,726     $ 34,041
  Short-term investments.........................     -         54,070
  Accounts and notes receivable, net.............  95,418       83,082
  Inventories....................................  89,874       81,800
  Deferred income taxes..........................   5,849        6,114
  Prepaid expenses...............................     800          289
                                                  -------      -------
          Total current assets................... 237,667      259,396

Property, plant and equipment.................... 520,662      499,798
Less accumulated depreciation and amortization...(260,388)    (237,537)
                                                  -------      -------
Net property, plant and equipment................ 260,274      262,261

Goodwill, net....................................  32,302       33,017
Other assets.....................................  12,538        9,334
                                                  -------      -------
                                                 $542,781     $564,008
                                                  =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable..................................$ 10,000     $    -
  Accounts payable...............................  79,455       75,515
  Income taxes payable...........................     641        1,160
  Accrued expenses...............................  40,811       37,118
  Current maturities of long-term debt...........  20,958       20,958
                                                  -------      -------
          Total current liabilities.............. 151,865      134,751

Long-term debt................................... 134,192      107,442
Deferred pension credits.........................  14,889       15,810
Deferred postretirement welfare benefits.........  52,678       50,742
Deferred income taxes............................  26,967       23,014
                                                  -------      -------
          Total liabilities...................... 380,591      331,759

Stockholders' equity:
  Preferred stock, no par value..................     -         86,250
  Common stock, $.50 par value...................   6,715        6,688
  Additional paid-in capital.....................  90,860       86,323
  Retained earnings..............................  66,668       55,081
  Unearned compensation..........................    (330)        (370)
  Adjustment for minimum pension liability.......  (1,723)      (1,723)
                                                  -------      -------
          Total stockholders' equity............. 162,190      232,249
                                                  -------      -------
                                                 $542,781     $564,008
                                                  =======      =======



                                      (1)

                               QUANEX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                      Three Months Ended    Nine Months Ended
                                            July 31              July 31
                                       ----------------      ----------------
                                         1995      1994        1995     1994
                                       -------  -------      ------   -------
                                                    (Unaudited)
Net sales............................ $228,172  $181,088    $662,405  $502,845
Cost and expenses:
  Cost of sales......................  198,016   157,554     579,805   444,598
  Selling, general and
     administrative expense..........   11,130    11,453      35,996    32,588
                                       -------   -------     -------   -------
Operating income.....................   19,026    12,081      46,604    25,659
Other income (expense):
  Interest expense...................   (2,522)   (3,484)     (7,672)  (10,461)
  Capitalized interest...............       -        996       1,867     2,613
  Other, net.........................       52       367         714     1,710
Income before income taxes and         -------   -------     -------   -------
     extraordinary charge............   16,556     9,960      41,513    19,521
Income tax expense...................   (6,953)   (4,183)    (17,435)   (8,199)
                                       -------   -------     -------   -------
Income before extraordinary charge...    9,603     5,777      24,078    11,322
Extraordinary charge - early
     extinguishment of debt..........       -         -       (2,021)       -
                                       -------   -------     -------   -------
Net income...........................    9,603     5,777      22,057    11,322
Preferred dividends..................     (990)   (1,484)     (3,957)   (4,451)
Net income attributable to             -------   -------     -------   -------
     common stockholders............. $  8,613  $  4,293    $ 18,100  $  6,871
                                       =======   =======     =======   =======
Earnings per common share:
   Primary before
      extraordinary charge........... $   0.63  $   0.32    $   1.48  $   0.51
   Extraordinary charge..............       -         -        (0.15)       -
                                       -------   -------     -------   -------
      Total primary net earnings..... $   0.63  $   0.32    $   1.33  $   0.51
                                       =======   =======     =======   =======
   Fully diluted before
      extraordinary charge........... $   0.59  $   0.32    $   1.48  $   0.51
   Extraordinary charge..............       -         -        (0.15)       -
                                       -------   -------     -------   -------
      Total assuming full dilution... $   0.59  $   0.32    $   1.33  $   0.51
                                       =======   =======     =======   =======
Weighted average shares outstanding:
   Primary...........................   13,642    13,465      13,598    13,442
                                       =======   =======     =======   =======
   Assuming full dilution............   16,382    13,465      13,598    13,442
                                       =======   =======     =======   =======



                                      (2)

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                            Nine Months Ended
                                                                 July 31
                                                           --------------------
                                                            1995          1994
                                                           ------        ------
                                                               (Unaudited)
Operating activities:
  Net income..............................................$22,057       $11,322
  Adjustments to reconcile net income
    to cash provided by operating activities:
     Depreciation and amortization........................ 24,672        21,885
     Facilities realignment accrual.......................    -          (1,128)
     Deferred income taxes................................  3,953         1,664
     Deferred pension costs...............................   (921)        1,218
     Deferred postretirement welfare benefits.............  1,936         2,375
                                                           ------        ------
                                                           51,697        37,336
  Changes in assets and liabilities net of effects from
    acquisitions and dispositions:
     Increase in accounts and notes receivable........... (12,336)      (16,670)
     Increase in inventory...............................  (8,074)       (9,130)
     Increase in accounts payable........................   3,940         4,248
     Increase in accrued expenses........................   3,693         5,076
     Other, net..........................................    (765)          (65)
                                                           ------        ------
          Cash provided by operating activities..........  38,155        20,795

Investment activities:
  Capital expenditures, net of retirements............... (21,052)      (30,213)
  Decrease (increase) in short-term investments..........  54,070           492
  Proceeds from the sale of
       Viking Metallurgical Subsidiary...................     -           6,390
  Other, net.............................................    (672)          387
                                                           ------        ------
          Cash provided (used) by investment activities..  32,346       (22,944)

          Cash provided (used) by operating and            ------        ------
               investment activities.....................  70,501        (2,149)

Financing activities:
  Notes payable borrowings...............................  10,000            -
  Purchase of Senior Notes............................... (59,500)           -
  Repayments of long-term debt...........................      -           (180)
  Common dividends paid..................................  (5,908)       (5,600)
  Preferred dividends paid...............................  (4,451)       (4,451)
  Other, net.............................................   1,043           378
                                                           ------        ------
          Cash used by financing activities.............. (58,816)       (9,853)

Increase (decrease) in cash and equivalents..............  11,685       (12,002)
Cash and equivalents at beginning of period..............  34,041        42,247
                                                           ------        ------
Cash and equivalents at end of period.................... $45,726       $30,245
                                                           ======        ======
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest................................................. $ 6,518       $ 7,090
Income taxes............................................. $12,209       $ 6,500








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

2. Inventories
   -----------

   Inventories consist of the following:             July 31,     October 31,
                                                       1995           1994
                                                     -------         ------
                                                          (In thousands)
      Inventories valued at lower of cost
       (principally LIFO method) or market:
        Raw materials .............................  $31,709        $25,946
        Finished goods and work in process ........   49,554         47,684
                                                     -------         ------
                                                      81,263         73,630

   Other ..........................................    8,611          8,170
                                                    --------        -------
                                                     $89,874        $81,800
                                                     =======        =======

   With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $23 million at July 31, 1995, and $15 million at October 31, 1994.

3. Long-Term Debt and Financing Arrangements
   -----------------------------------------
   On June 30, 1995, the Company exercised its right under the terms of its Cumulative Convertible Exchangeable Preferred Stock to exchange such stock for an aggregate of $86,250,000 of its 6.88% Convertible Subordinated Debentures due June 30, 2007 ("Debentures"). Interest is payable semi-annually on June 30 and December 31 of each year. The Debentures are subject to mandatory annual sinking fund payments sufficient to redeem 25% of the Debentures issued on each of June 30, 2005 and June 30, 2006, to retire a total of 50% of the Debentures before maturity. The Debentures are subordinate to all senior indebtedness of the Company and are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $31.50 per share.

   At July 31, 1995, the Company had $65.5 million in Senior Notes ("Senior Notes"). The Senior Notes bear interest at the rate of 10.77% per annum, payable semi-annually. The Senior Notes require annual repayments of $20.8 million beginning on August 23, 1995, with a final payment of $3.0 million on August 23, 1998. In December 1994, the Company acquired $59.5 million principal amount of the Senior Notes for a purchase price equal to 105% of the principal amount plus accrued interest. The Company recorded an extraordinary charge of $2.0 million ($3.5 million before tax) in the first quarter of 1995 related to the call premium and write-off of deferred debt issuance costs for the Senior Notes that were repurchased.

   At July 31, 1995, the Company had $10.0 million outstanding under its unsecured $48 million Revolving Credit and Letter of Credit Agreement ("Bank Agreement"). The Bank Agreement consists of a revolving line of credit ("Revolver"), renewable annually, which expires March 31, 1999, and up to $20 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either floating prime or a reserve adjusted Eurodollar rate.

   All of the above agreements contain customary affirmative and negative covenants which the Company must meet. As of July 31, 1995, the Company was in compliance with all of the covenants.

                                      (4)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Industry Segment Information

 Quanex is principally a specialty metals producer. The Company's operations primarily consist of four segments: hot rolled steel bars, cold finished steel bars, steel tubes, and aluminum products.

                                             Cold                                   Corporate
 Three Months Ended          Hot Rolled    Finished        Steel      Aluminum          and        Consoli-
 July 31, 1995               Steel Bars   Steel Bars       Tubes      Products       Other(1)       dated
 ------------------          ----------    ----------    ----------  ----------     ----------    ----------
                                                                  (in thousands)
 Units shipped:
  To unaffiliated companies    120.8 Tons      44.1 Tons     21.5 Tons  59,824 Lbs.
  Intersegment............       5.1             -             -            -
                             -------        -------       -------      -------
 Total....................     125.9 Tons      44.1 Tons     21.5 Tons  59,824 Lbs.
                             =======        =======       =======      =======
 Net Sales:
  To unaffiliated companies  $70,244        $41,198       $27,478      $89,252            -       $228,172
  Intersegment(2).........     2,982           -               (1)        -           $(2,981)        -
                             -------        -------       -------      -------         -------     -------
 Total....................   $73,226        $41,198       $27,477      $89,252        $(2,981)    $228,172
                             =======        =======       =======      =======         =======     =======
 Operating income (loss)..   $11,980        $ 2,685       $ 1,212      $ 6,264        $(3,115)    $ 19,026
                             =======        =======       =======      =======         =======     =======

                                             Cold                                   Corporate
 Three Months Ended          Hot Rolled    Finished        Steel     Aluminum          and         Consoli-
 July 31, 1994               Steel Bars   Steel Bars       Tubes     Products        Other(1)         dated
 ------------------          ----------    ----------    ----------  ----------     ----------    ----------
 Units shipped:
  To unaffiliated companies    108.9 Tons      45.8 Tons     19.9 Tons  43,994 Lbs.
  Intersegment............       5.0            -             -             -
                             -------        -------       -------      -------
 Total....................     113.9 Tons      45.8 Tons     19.9 Tons  43,994 Lbs.
                             =======        =======       =======      =======
 Net Sales:
  To unaffiliated companies  $57,167        $40,251       $24,693      $58,977            -       $181,088
  Intersegment(2).........     2,681           -              -           -           $(2,681)         -
                             -------        -------       -------      -------         -------     -------
 Total....................   $59,848        $40,251       $24,693      $58,977        $(2,681)    $181,088
                             =======        =======       =======      =======         =======     =======
 Operating income (loss)..   $ 7,719        $ 2,147       $ 1,055      $ 4,953        $(3,793)    $ 12,081
                             =======        =======       =======      =======         =======     =======

                                             Cold                                   Corporate
 Nine Months Ended            Hot Rolled    Finished       Steel     Aluminum          and         Consoli-
 July 31, 1995                Steel Bars   Steel Bars      Tubes     Products        Other(1)         dated
 ----------------            ----------    ----------    ----------  ----------     ----------    ----------
 Units shipped:
  To unaffiliated companies    352.9 Tons     145.1 Tons     69.5 Tons 169,333 Lbs.
  Intersegment............      17.7            -              -            -
                             -------        -------       -------      -------
 Total....................     370.6 Tons     145.1 Tons     69.5 Tons 169,333 Lbs.
                             =======        =======       =======      =======
 Net Sales:
  To unaffiliated companies $196,895       $134,152       $87,814     $243,544           -        $662,405
  Intersegment(2).........    10,158          -              -            -          $(10,158)         -
                             -------        -------       -------      -------        -------      -------
 Total....................  $207,053       $134,152       $87,814     $243,544       $(10,158)    $662,405
                             =======        =======       =======      =======         =======     =======
 Operating income (loss)..  $ 29,014       $  9,424       $ 6,076     $ 15,711       $(13,621)    $ 46,604
                             =======        =======       =======      =======         =======     =======

                                             Cold                                   Corporate
 Nine Months Ended            Hot Rolled    Finished       Steel     Aluminum          and         Consoli-
 July 31, 1994                Steel Bars   Steel Bars      Tubes     Products        Other(1)         dated
 ----------------            ----------    ----------    ----------  ----------     ----------    ----------
 Units shipped:
  To unaffiliated companies    332.6 Tons     138.9 Tons     59.2 Tons 104,080 Lbs.
  Intersegment............      19.5            -             -             -
                             -------        -------       -------      -------
 Total....................     352.1 Tons     138.9 Tons     59.2 Tons 104,080 Lbs.
                             =======        =======       =======      =======
 Net Sales:
  To unaffiliated companies $170,136       $120,677       $76,865     $135,167           -        $502,845
  Intersegment(2).........    10,597           -             -             -         $(10,597)        -
                             -------        -------       -------      -------         -------     -------
 Total....................  $180,733       $120,677       $76,865     $135,167       $(10,597)    $542,845
                             =======        =======       =======      =======         =======     =======
 Operating income (loss)..  $ 22,101       $  6,430       $ 4,171     $  3,232       $(10,275)    $ 25,659
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

         The Company's results for the three and nine months ended July 31, 1995, reflected a significant increase in revenues and income from the comparable periods in 1994. Although all of the Company's business segments recorded greater revenue and income in the three and nine months ended July 31, 1995, over prior periods, the most significant gains were recognized in the Company's aluminum products and hot rolled steel bar businesses. The aluminum products business improved from operating income of $5.0 million and $3.2 million for the three and nine months ended July 31, 1994, respectively, to operating income of $6.3 million and $15.7 million for the three and nine months ended July 31, 1995, respectively. The hot rolled steel bar business improved from operating income of $7.7 million and $22.1 million for the three and nine months ended July 31, 1994, respectively, to operating income of $12.0 million and $29.0 million for the three and nine months ended July 31, 1995, respectively.

         The improved results for the first three quarters of fiscal 1995 reflected more favorable market conditions in all segments due primarily to a stronger domestic economy, improved margins resulting from favorable pricing trends, greater market penetration for certain of the Company's manufactured products and the cost reduction programs initiated in earlier years and continuing to the present. The improved results also reflected the benefits realized from the Company's capital improvement programs, which have allowed the Company to increase capacity, improve quality and manage manufacturing costs.

         The improvements in each of the Company's businesses resulted in the Company reporting operating income for the three and nine months ended July 31, 1995, of $19.0 million and $46.6 million, respectively, as compared to $12.1 million and $25.7 million, respectively, for the same periods of fiscal 1994. Income before extraordinary charge for the three and nine months ended July 31, 1995, was $9.6 million and $24.1 million, respectively, as compared to $5.8 million and $11.3 million, respectively, for the same periods of fiscal 1994. The nine months ended July 31, 1995, included a $2.0 million ($3.5 million before tax) extraordinary charge for early extinguishment of debt relating to the acquisition by the Company of $59.5 million principal amount of its 10.77% Senior Notes for a purchase price equal to 105% of the principal amount plus accrued interest.

         The Company expects that fiscal year 1995 revenues in the Company's hot rolled steel bar business and aluminum products business will exceed 1994 results due to increased capacity levels and favorable business conditions experienced during the first three quarters of fiscal 1995. Domestic and global market factors, however, will continue to impact the Company and any slowdown in the U.S. economy could affect demand and pricing for many of the Company's products. The Company currently expects that business conditions will remain favorable in the fourth quarter of fiscal 1995. The Company, however, is operating at near capacity in both its hot rolled steel and cold finished steel bars segments. Continued improved financial results will be dependent upon, among other things, whether the strong economic conditions experienced in the first three quarters of fiscal 1995 can be sustained.



                                      (6)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

The following table sets forth selected operating data for the Company's four businesses:
                                     Three Months Ended      Nine months Ended
                                          July 31,              July 31,
                                        1995       1994       1995       1994
                                                   (In thousands)
Hot Rolled Steel Bars:
  Units shipped (Tons)............     125.9      113.9      370.6      352.1
  Net Sales.......................  $ 73,226   $ 59,848   $207,053   $180,733
  Operating income................  $ 11,980   $  7,719   $ 29,014   $ 22,101
  Depreciation and amortization...  $  3,870   $  3,285   $ 11,610   $  9,855
  Identifiable assets.............  $167,424   $165,571   $167,424   $165,571

Cold Finished Steel Bars:
  Units shipped (Tons)............      44.1       45.8      145.1      138.9
  Net Sales.......................  $ 41,198   $ 40,251   $134,152   $120,677
  Operating income................  $  2,685   $  2,147   $  9,424   $  6,430
  Depreciation and amortization...  $    346   $    311   $  1,039   $    985
  Identifiable assets.............  $ 49,705   $ 49,806   $ 49,705   $ 49,806

Steel Tubes:
  Units shipped (Tons)............      21.5       19.9       69.5       59.2
  Net Sales.......................  $ 27,477   $ 24,693   $ 87,814   $ 76,865
  Operating income................  $  1,212   $  1,055   $  6,076   $  4,171
  Depreciation and amortization...  $    490   $    488   $  1,525   $  1,515
  Identifiable assets.............  $ 40,850   $ 40,032   $ 40,850   $ 40,032

Aluminum Products:
  Units shipped (Pounds)..........    59,824     43,994    169,333    104,080
  Net Sales.......................  $ 89,252   $ 58,977   $243,544   $135,167
  Operating income................  $  6,264   $  4,953   $ 15,711   $  3,232
  Depreciation and amortization...  $  3,199   $  3,280   $  9,916   $  9,271
  Identifiable assets.............  $242,816   $219,600   $242,816   $219,600

         Consolidated net sales for the three and nine months ended July 31, 1995, were $228.2 million and $662.4 million, respectively, representing increases of $47.1 million, or 26%, and $159.6 million, or 32%, respectively, when compared to the same periods last year. These increases were due to significantly higher volume in the aluminum products business, additional volume related to greater production capacity as compared to last year, improvements in the economy and increases in demand combined with higher average selling prices.

         Net sales from the Company's hot rolled steel bar business for the three and nine months ended July 31, 1995, were $73.2 million and $207.1 million, respectively, representing increases of $13.4 million, or 22%, and $26.3 million, or 15%, respectively, when compared to the same periods last year. These increases were attributable to improvements in volume for the three and nine months ended July 31, 1995, as compared to the same periods of fiscal 1994, of 11% and 5%, respectively, combined with increases in average selling prices of 11% and 9%, respectively. Volume increases were partly due to the additional capacity provided as a result of the capital improvements completed in March 1995. The hot rolled steel bar business also continued to benefit from strength in the durable goods markets.

         Net sales from the Company's cold finished steel bar business for the three and nine months ended July 31, 1995, were $41.2 million and $134.2 million, respectively, representing increases of $947 thousand, or 2%, and $13.5 million, or 11%, respectively, when compared to the same periods last year. Volume for the quarter ending July 31, 1995, was relatively flat at

                                      (7)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

44.1 thousand tons as compared to 45.8 thousand tons for the same period last year. Volume for the nine months ending July 31, 1995, increased 4% over the same period in fiscal 1994. Average selling prices during the three and nine months ending July 31, 1995, increased 7% and 6%, respectively, over the three and nine months ending July 31, 1994.

         Net sales from the Company's steel tube business for the three and nine months ended July 31, 1995, were $27.5 million and $87.8 million, respectively, representing increases of $2.8 million, or 11%, and $10.9 million, or 14%, respectively, when compared to the same periods last year. These increases in sales resulted principally from improvements in volume for the three and nine months ended July 31, 1995, as compared to the same periods of fiscal 1994, of 8% and 17%, respectively. The Company's steel tube business was adversely affected in fiscal 1994, and to a lesser degree in fiscal 1995, by downward pricing pressure from imports on certain products and a general weakness in this segment's primary markets, which include power generation and the petrochemical and refining industries. In June 1994, the Company filed petitions alleging that imports of carbon and alloy seamless pipe up to 4.5 inches in diameter from four countries were being dumped or subsidized. In August 1994, the International Trade Commission (the "ITC") made an affirmative preliminary determination that imports of small-diameter pipe from these countries were causing injury to the U.S. industry and in January 1995, dumping bonds were imposed on imports of these products by these countries. In July 1995, the ITC made a final determination that imports of small diameter seamless carbon and alloy standard, line and pressure pipe from four countries had caused injury to the U.S. industry. This final ruling results in the ongoing enforcement of dumping margins imposed by the U.S. Department of Commerce.

         Net sales from the Company's aluminum products business for the three and nine months ended July 31, 1995, were $89.3 million and $243.5 million, respectively, representing increases of $30.3 million, or 51%, and $108.4 million, or 80%, respectively, when compared to the same periods last year. These increases were attributable to increases in volume for the three and nine months ended July 31, 1995, as compared to the same periods of fiscal 1994, of 36% and 63%, respectively, due to improved demand and market share and increases in average selling prices of 11% in both the three and nine month periods. Results were affected by aluminum price increases, which generally increased by more than the Company's average selling price because of a change in product mix. Lower priced mill finished sheet was a higher percentage of total sales in the first three quarters of fiscal 1995 as compared to the same periods of last year. First and second quarter results for 1994 were adversely affected by the fire at the Company's Lincolnshire plant.

         Consolidated operating income for the three and nine months ended July 31, 1995, was $19.0 million and $46.6 million, respectively, representing increases of $6.9 million, or 57%, and $20.9 million, or 82%, respectively, when compared to the same periods last year. These increases were principally due to higher net sales.

         Operating income from the Company's hot rolled steel bar business for the three and nine months ended July 31, 1995, was $12.0 million and $29.0 million, respectively, representing increases of $4.3 million, or 55%, and $6.9 million, or 31%, respectively, when compared to the same periods last year. These increases were principally due to higher volume, net sales and improved margins.




                                      (8)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

         Operating income from the Company's cold finished steel bar business for the three and nine months ended July 31, 1995, was $2.7 million and $9.4 million, respectively, representing increases of $538 thousand, or 25%, and $3.0 million, or 47%, respectively, when compared to the same periods last year. These increases were principally due to higher net sales and improved margins.

         Operating income from the Company's steel tube business for the three and nine months ended July 31, 1995, was $1.2 million and $6.1 million, respectively, representing increases of $157 thousand, or 15%, and $1.9 million, or 46%, respectively, when compared to the same periods last year. These increases were principally due to higher volume and net sales.

         Operating income from the Company's aluminum products business for the three and nine months ended July 31, 1995, was $6.3 million and $15.7 million, respectively, representing increases of $1.3 million, or 26%, and $12.5 million, or 386%, respectively, when compared to the same periods last year. These increases were principally due to higher volume and net sales.

         Selling, General and Administrative Expenses were flat for the quarter ending July 31, 1995, when compared to the same prior year quarter, notwithstanding a 26% increase in net sales. Fiscal year-to-date selling, general and administrative expenses have increased by $3.4 million, or 10%, as compared to the same periods of 1994. However, as a percentage of net sales, selling, general and administrative expenses decreased as compared to the same periods last year.

         Interest expense decreased by $962 thousand and $2.8 million, respectively, for the three and nine months ended July 31, 1995, as compared to the same periods of 1994 primarily as a result of the early extinguishment of a portion of the Company's senior debt late in the first fiscal quarter of 1995. Interest expense will increase following the Company's exchange of its 6.88% Cumulative Convertible Exchangeable Preferred Stock ("Preferred Stock") for its 6.88% Convertible Subordinated Debentures due June 30, 2007 ("6.88% Debentures") on June 30, 1995. Although this exchange will reduce net income through interest charges, net income attributable to common shareholders will benefit from the resulting tax savings.

         Net income attributable to common shareholders for the three and nine months ended July 31, 1995, was $8.6 million and $18.1 million, respectively, as compared to $4.3 million and $6.9 million, respectively, for the comparable 1994 periods. Preferred dividends reduced net income attributable to common shareholders by $990 thousand and $4.0 million ,respectively, for the three and nine month periods ended July 31, 1995, as compared to $1.5 million and $4.5 million, respectively, for the three and nine month periods ended July 31, 1994. The improvement in net income attributable to common shareholders was primarily attributable to improved operating income.

         Included in the nine months ended July 31, 1995, was an extraordinary charge of $2.0 million relating to early extinguishment of debt. Included in "Other, net" for the nine months ended July 31, 1995, was a $1.1 million pretax gain related to a life insurance policy on a deceased former officer. Included in "Other, net" for the nine months ended July 31, 1994, was a $1.7 million pretax charge related to certain financing contracts, partially offset by $1.0 million of income relating to partial reimbursement of a business interruption loss for the fire that occurred at the Company's Lincolnshire facility in August 1993. Also, included in "Other, net" was investment income of $416 thousand and $336 thousand for the three and nine months ended July 31, 1995, respectively, as compared to $677 thousand and $2.2 million,


                                      (9)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

respectively, for the comparable 1994 periods. The decreases were due to decreases in cash available for investment and losses on sales of short-term investments.



LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds are cash on hand, cash flow from operations, and, if needed, borrowings under a $48 million unsecured revolving credit facility with a group of banks (the "Bank Agreement"). All borrowings under the Bank Agreement bear interest, at the option of the Company, at either floating prime or a reserve adjusted Eurodollar rate. The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined. The Bank Agreement limits the payment of dividends and certain restricted investments. The Bank Agreement was amended in December 1994 to extend the maturity of the facility to March 31, 1999. At July 31, 1995, there were $10.0 million of outstanding borrowings and $2.1 million of outstanding letters of credit under the Bank Agreement.

         On June 30, 1995, the Company exercised its right under the terms of its Cumulative Convertible Exchangeable Preferred Stock to exchange such stock for an aggregate of $86,250,000 of its 6.88% Convertible Subordinated Debentures due June 30, 2007 ("Debentures"). Interest is payable semi-annually on June 30 and December 31 of each year. The Debentures are subject to mandatory annual sinking fund payments sufficient to redeem 25% of the Debentures issued on each of June 30, 2005 and June 30, 2006, to retire a total of 50% of the Debentures before maturity. The Debentures are subordinate to all senior indebtedness of the Company and are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $31.50 per share.

         At July 31, 1995, the Company had outstanding $65.5 million in Senior Notes ("Senior Notes"). The Senior Notes are unsecured and bear interest at the rate of 10.77% per annum, payable semi-annually. The Senior Notes require annual repayments of $20.8 million beginning on August 23, 1995, with a final payment of $3.0 million on August 23, 1998. In December 1994, the Company acquired $59.5 million principal amount of the Senior Notes for a purchase price equal to 105% of the principal amount plus accrued interest. The acquisition was funded with the Company's available cash, proceeds from the sale of its short-term investments and $10 million in borrowings under the Bank Agreement. The Senior Notes contain customary affirmative and negative covenants, as well as requirements to maintain a minimum capital base, as defined. In addition, the Senior Notes limit the payment of dividends and certain restricted investments.

         At July 31, 1995, the Company had commitments of $10 million for the purchase or construction of capital assets. The Company's $52 million (not including approximately $9 million in capitalized interest) Phase II MacSteel expansion project and $8 million Nichols-Homeshield annealing expansion were both completed in March 1995.

         In management's opinion, the Company currently has sufficient funds and adequate financial sources available to meet its anticipated liquidity needs including required payments on the Senior Notes and the Debentures. Management believes that cash flow from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated capital expenditures, debt service requirements and dividends.



                                      (10)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

Operating Activities

         Cash provided by operating activities during the nine months ended July 31, 1995, was $38.2 million. This represents an increase of $17.4 million as compared to the comparable 1994 period. This increase was primarily attributable to improved income before depreciation and amortization expense. Working capital increases were $3.0 million less during the nine months ended July 31, 1995, as compared to the nine months ended July 31, 1994.

Investment Activities

         Net cash provided by investment activities during the nine months ended July 31, 1995, was $32.3 million as compared to net cash used by investment activities of $22.9 million for the nine months ended July 31, 1994. The increase in cash provided by investment activities was principally due to decreases in short-term investments to fund the Company's acquisition of its Senior Notes. Capital expenditures for the nine months ended July 31, 1995, were $21.1 million as compared to $30.2 million for the same 1994 period. Cash used by investing activities for the nine months ended July 31, 1994, includes $6.4 million of proceeds from the sale of the Company's Viking Metallurgical Corporation subsidiary. The Company estimates that fiscal year 1995 capital expenditures will approximate $30 million.

Financing Activities

         Net cash used by financing activities for the nine months ended July 31, 1995, was $58.8 million, principally consisting of $59.5 million for the early extinguishment of long-term debt, $5.9 million in common dividends and $4.5 million in preferred dividends. These uses of cash were partly offset by notes payable borrowings of $10.0 million.
































                                      (11)

                           PART II. OTHER INFORMATION

Item 5 - Other Information
--------------------------

None


Item 6 - Exhibits and Reports on Form 8-K.
-----------------------------------------

    4.1 Sixth Amendment to the Revolving Credit and Letter of Credit Agreement dated June 30, 1995

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


                                   QUANEX CORPORATION


                                   /s/ Viren M. Parikh
                                   -------------------
                                   Viren M. Parikh
                                   Controller (Chief Accounting Officer)

Date  September 8, 1995
      -----------------


















                                      (12)