Form 10-K405
period 1995-10-31
QUANEX CORP
filed 1996-01-22
CIK 276889

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended October 31, 1995

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

Registrant's telephone number, including area code (713) 961-4600

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                                   Name of each exchange on which registered
        -------------------                                   -----------------------------------------
 COMMON STOCK, $.50 PAR VALUE                                       NEW YORK STOCK EXCHANGE, INC.
 RIGHTS TO PURCHASE SERIES A JUNIOR
    PARTICIPATING PREFERRED STOCK                                   NEW YORK STOCK EXCHANGE, INC.
 6.88% CONVERTIBLE SUBORDINATED
    DEBENTURES                                                      NEW YORK STOCK EXCHANGE, INC.

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                                          -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the registrant's voting stock held by non-affiliates as of November 30, 1995, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $248,242,336. Such calculation assumes only the registrant's officers and directors were affiliates of the registrant.

         At December 31, 1995, there were outstanding 13,517,582 shares of the registrant's Common Stock, $.50 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Documents                                                        Reference to this Report
          ---------                                                        ------------------------
 Annual Report to Stockholders                                             Parts I, II and IV

 Proxy Statement for Annual Meeting of Stockholders to be
 held February 22, 1996                                                    Part III

ITEM 1. BUSINESS

  GENERAL
The Company was organized in 1927 as a Michigan corporation under the name of Michigan Seamless Tube Company. The Company reincorporated in Delaware in 1968 under the same name and changed its name to Quanex Corporation in 1977. The Company's executive offices are located at 1900 West Loop South, Suite 1500, Houston, Texas 77027. References made to the "Company" or "Quanex" include Quanex Corporation and its subsidiaries unless the context otherwise requires.
  Quanex Corporation is a technological leader in the manufacture of specialized metals, including carbon and alloy steel and aluminum. The Company's products include engineered hot rolled carbon and alloy steel bars, cold finished steel bars, seamless and welded steel tubing and aluminum products. Quanex produces high quality specialized metal products for selected markets to achieve attractive profit margins. Through state-of-the-art process technology, low cost production and engineering to specific customer applications, the Company believes it achieves competitive advantages. To reduce the impact of cyclical economic downturns, the Company's strategy is to participate in diversified markets, including the industrial machinery and capital equipment industries, the transportation industry (including auto and truck), energy processing and the home building and remodeling industries.
  Since the mid-1980s Quanex has refocused its strategy from being a manufacturer principally of steel products with a heavy dependence on energy markets to a diversified specialized metals company serving a broad range of markets. The Company's future growth strategy focuses on continued penetration of higher margin markets for the Company's steel products and the continued expansion of its aluminum products manufacturing operations. Quanex also has implemented programs to increase capacity utilization by selectively producing certain commodity grade products at some of its facilities.
  The Company has invested significantly in technologically advanced continuous manufacturing processes to meet demanding quality specifications and to achieve cost efficiencies. In its MacSteel operations, rotary centrifugal continuous casters are used in an in-line manufacturing process to produce bearing grade and aircraft quality, seam-free, specialty engineered carbon and alloy steel bars that enable Quanex to participate in higher margin markets. In August 1991, the Company completed Phase I of a capital expenditure program for its MacSteel operations, at a capital cost of approximately $20 million, that enhanced the steel refining processes and increased productive capacity by approximately 10% to 500,000 tons per year. In March 1995, the Company completed Phase II, at a capital cost of approximately $61 million. Phase II enhanced dimensional precision rolling and finishing capability and increased productive capacity by approximately 10% to 550,000 tons per year. Phase III of the program aims at increasing caster productivity and is expected to increase productive capacity by approximately 12% to 620,000 tons per year when completed in fiscal 1998. The Company estimates total expenditures of approximately $60 million for the Phase III project.
  In 1989 Quanex entered the aluminum products business through the acquisition of Nichols-Homeshield, Inc. to diversify its earnings base and continue its strategic transition into specialized metals. In early 1990 the Company commenced a two-year aluminum mini-mill construction project to increase significantly its participation in the aluminum markets. The plant began commercial production in July 1992 producing coiled aluminum sheet from scrap using a state-of-the-art Hazelett thin-slab continuous caster with annual finishing capacity of approximately 300 million pounds.
  The Company's business is managed on a decentralized basis. Each operating group has administrative, operating and marketing functions. Financial accounting and controls measure each plant's return on investment; and superior performance is rewarded with incentive compensation, which is a significant portion of total employee compensation. Intercompany sales are conducted on an arms-length basis. Operational activities and policies are managed by corporate officers and a small staff who provide corporate accounting, financial and cash management, tax and human resource services to operating divisions.

  MARKETS AND PRODUCT SALES BY BUSINESS SEGMENT
The Company's operations are primarily grouped into four business segments, consisting of (i) hot rolled steel bars, (ii) cold finished steel bars, (iii) steel tubes and (iv) aluminum products. General corporate expenses are classified as other operations.
  Information with respect to major markets for the Company's products, expressed as a percentage of consolidated net sales, is shown under the heading "Sales by Major Markets" on page 8 of the 1995 Annual Report to Stockholders and is incorporated herein by reference. Although Quanex has attempted to estimate its sales by product and market categories, many products have multiple end uses for several industries and sales are not recorded on the basis of product or market categories. A significant portion of sales is made to distributors who sell to different industries. Net sales by principal market are based upon the total dollar volume of customer invoices. For the year ended October 31, 1995, no single customer accounted for more than 10% of the Company's sales.

  A description of each industry segment is shown below:

                             Hot Rolled Steel Bars

  The Company's hot rolled steel bar operations are conducted through its MacSteel division, consisting of two plants located in Ft. Smith, Arkansas and Jackson, Michigan. These plants manufacture hot finished precision engineered carbon and alloy steel bars. Management believes that MacSteel has the only two plants in North America using continuous rotary centrifugal casting technology. This casting process produces inherently seam-free bars, without surface defects and inclusions, thereby reducing the need for subsequent surface conditioning. The continuous casting and automated in-line manufacturing operations at the MacSteel plants substantially reduce labor and energy costs by eliminating the intermittent steps that characterize manufacturing operations at most integrated steel mills. Typically, the Company sells only complete heat lots, or batches, which are made to specific customer requirements. Heat lots average 45 tons at Jackson and 50 tons at Ft. Smith. MacSteel's high quality steel bars currently sell for an average of approximately $566 per ton, and its specialty products can sell at a considerable premium to that price.
  MacSteel has focused its capital expenditure programs on production of high quality specialty steel bars. In August 1991, MacSteel completed the first phase of a capital improvement program, called MacSteel Ultra Clean Steel Program, at a cost of approximately $20 million ("Phase I"). This program improved MacSteel's metallurgical, melting and casting operations and provided ultrasonic testing facilities at both plants. These improvements enable the Company to produce bearing grade and aircraft quality steel bars, permitting the Company to participate in higher margin segments of the market. Phase I increased productive capacity of the MacSteel operations by approximately 40,000 tons to 500,000 tons per year. Phase II of the Ultra Clean Steel Program upgraded and modernized rolling and finishing capacity and increased caster productivity. This improvement will permit increased participation in the value-added cold forming and bearing markets and will expand product size ranges. The Phase II program increased annual capacity by approximately 50,000 tons to 550,000 tons per year. Total cost of Phase II was approximately $62 million. The Phase III program is expected to increase capacity by approximately 12% to 620,000 tons by improving caster and melting utilization. Total cost of Phase III is expected to be approximately $60 million with a completion date in fiscal 1998.
  MacSteel products are manufactured for customers in the automotive, light truck, heavy truck, anti-friction bearing, off-road and farm equipment, defense, capital equipment and seamless tubular industries. These industries use steel bar in critical applications requiring high performance steels such as camshafts, crankshafts, transmission gears, bearing cages and rollers, steering components, hydraulic mechanisms, seamless tube production and track components of military vehicles. Part of MacSteel's production may be sold to LaSalle Steel for conversion into cold finished bars. The Company's steel tube business also purchases MacSteel bars for piercing and extrusion into specialty tubular products.

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

                                  Steel Tubes

  The Company's steel tube business consists of its Michigan Seamless Tube ("MST") plant in South Lyon, Michigan, which produces cold drawn seamless steel tube and drawn-over-mandrel welded steel tube; its Gulf States Tube ("GST") plant in Rosenberg, Texas, which produces hot finished and cold drawn seamless steel tube and welded tubular products; its Heat Treating plant in Huntington, Indiana provides tube and bar heat treating services; its NitroSteel Plant in Kenosha, Wisconsin provides wear and corrosion resistant finishing to steel bars and tubes. A significant portion of production at all plants is manufactured to specific customer orders. The Company can deliver small quantities of finished products at competitive prices in considerably less time than many other mills as a result of its production efficiencies.
  MST produces over 60 grades of carbon and alloy tubing. Major product lines include customized seamless carbon and alloy mechanical tubing, carbon and alloy boiler and condenser tubing and carbon and alloy pipe. These products are sold by MST to customers in the commercial and utility boiler market, industrial equipment market and capital goods market.
  GST produces seamless and welded tubular products in 35 grades to over 100 specifications. The hot finished seamless carbon and alloy pipe and cold drawn tubing produced at GST are used in petroleum refining, petrochemical, aircraft, public utility, oil country and mechanical applications. Electric resistance welded tubing is also manufactured primarily for heat exchangers and condenser applications.
  The Heat Treating plant provides tube and bar heat treating services, such as quench and temper, stress relieving, normalizing and "cut-to-length". Metallurgical testing services are also available. This plant serves customers in the energy, automotive, ordnance, mining and fluid power markets.
  The NitroSteel division was acquired in January 1995. The plant provides wear and corrosion resistant finishing to steel bars. The products are sold into fluid power markets.

                               Aluminum Products

  Nichols-Homeshield ("N-H") manufactures aluminum sheet and fabricates aluminum products for the transportation, home improvement, new construction and light commercial construction markets. The principal products produced by N-H include mill finished sheet, aluminum window screens, patio door screens, window frames, window and screen components, rain carrying systems and exterior trim. Aluminum reroll coil is produced by the Company's mini-mill ("N-H Casting"), which began commercial operations in July 1992. The aluminum reroll coil is cold rolled, finished and marketed from the Davenport, Iowa and Lincolnshire, Illinois facilities (collectively, "Nichols-Aluminum"). The Company's aluminum products are fabricated at the AMSCO plant ("AMSCO") in Rice Lake, Wisconsin, and at its Homeshield Fabricated Products plant ("HFP") in Chatsworth, Illinois. N-H's primary businesses are described below.
  N-H Casting completed construction of a $60 million aluminum mini-mill in Davenport, Iowa in late fiscal 1992. The capital costs included site acquisition, scrap processing and melting equipment, a 52-inch wide Hazelett thin-slab continuous caster and a three-stand hot rolling mill. The mini-mill provides a finished capacity of as much as 300 million pounds annually of hot rolled coiled aluminum sheet for building products, transportation and service center markets, the Company's fabricated products businesses and other markets. The three-stand hot rolling mill is able to reduce aluminum slab from a thickness of approximately 0.75 inches to coiled aluminum sheet with a thickness of 0.045 inches. This hot rolling mill process substantially reduces subsequent cold rolling requirements. Similar to the more developed steel mini-mill sector, the advent of aluminum mini-mills offers advantages over large integrated producers, including labor and energy cost savings and reduced capital costs.
  Nichols Aluminum finishes the coiled aluminum sheet produced at N-H Casting and markets aluminum mill products. This division includes the Nichols Aluminum Davenport (NAD) plant and the Nichols Aluminum Lincolnshire (NAL) plant acquired in 1991. Operations include cold rolling to specific gauge, slitting to width, annealing, leveling and custom coating. The Company currently has cold rolling capacity of 300 million pounds annually.
  The HFP plant manufactures a broad line of custom designed, roll formed and stamped shapes and residential building and home improvement products. HFP designs and manufactures custom engineered aluminum and stainless steel products at its two plants in Chatsworth, Illinois, such as window screens, window and screen components, wood window cladding and other custom products for manufacturers of windows and doors. HFP also coats aluminum coil in many colors, sizes and finishes for sale and for HFP's fabrication into rain carrying systems, soffit, exterior housing trim and painted coiled sheet and roofing products. These products are sold primarily through distributors and private label producers for the new housing, remodeling and do-it-yourself markets. Most of the non-custom products are marketed under the "Homeshield" brand name.
  The AMSCO plant manufactures aluminum window and patio door screens, window frames, combination windows and related accessories. All production from this facility is sold to Andersen Corporation, a major manufacturer of premium wood windows, for the home improvement, new construction and commercial construction markets. AMSCO combines a strong product design and development emphasis with reliable, just-in-time delivery to service Andersen Corporation. This exclusive business relationship has been in effect for 50 years.

  MANUFACTURING
The Company operates fourteen manufacturing facilities in seven states. These facilities feature efficient plant design and flexibility in manufacturing processes, enabling the Company to produce a wide variety of products for various industries and applications. Because the Company typically manufactures products to customer specifications upon order, it is able to maintain minimal levels of finished goods inventories at most locations.
  Hot Rolled Steel Bars. The Company's MacSteel facilities produce specialty engineered steel bars by melting high quality steel scrap and casting it in a rotary continuous caster. MacSteel's molten steel is secondarily refined by argon stirring, ladle injection and vacuum arc degassing prior to casting. This enables MacSteel to produce higher quality, "cleaner" steels. Precision engineered steel bars are produced in a continuous in-line process in which scrap steel is converted into hot rolled steel bars without interruption. To the Company's knowledge, MacSteel has the only two plants in North America producing inherently seam-free steel bars using the rotary continuous casting process.
  As a result of its state-of-the-art continuous manufacturing technology, which reduces labor, energy and process yield loss, the Company believes that MacSteel is one of the lowest cost producers of precision engineered carbon and alloy steel bars. The Company believes that energy costs at MacSteel are significantly lower than those of its competitors because its bars are moved directly from the caster through the rolling mill before cooling, eliminating the need for costly reheating. MacSteel's unit labor costs are similarly very low, with its highly automated manufacturing process enabling it to produce finished high quality steel bars using approximately 2 man-hours of labor per ton compared to an estimated average of 5 man-hours per ton for U.S. integrated steel producers.
  Cold Finished Steel Bars. At the LaSalle Steel facility in Hammond, Indiana, hot finished steel bars meeting quality and metallurgical specifications are used as raw materials in the manufacturing process. These bars are cold drawn to closer size tolerances and to achieve desired metallurgical properties. A portion of LaSalle's product is further processed through a combination of turning, grinding and polishing operations, manufactured into bars having precision surfaces with guaranteed size and straightness tolerances. Heat treating further enhances the tensile and fatigue strength, machinability, wear and corrosion resistance, weldability and platability of LaSalle Steel's cold finished bar products. The Company's Griffith, Indiana facility uses advanced techniques of surface removal, induction hardening and chrome plating to produce chrome plated bars and induction hardened chrome plated bars.
  Steel Tubes. The Company produces seamless tubing at its MST and GST facilities. The manufacturing begins with solid steel bars that are heated and then pierced on a rotary piercing mill at MST or extruded at GST. The resulting hot tube shells are further reduced on draw benches. The product may be shipped as hot finished pipe at GST or, after cooling and inspection, be again reduced in size by cold drawing at both plants. After cold drawing, tubing is annealed to develop specific metallurgical characteristics and mechanical properties to customer order. Following straightening, the product is cut to length and inspected where various mechanical and non-destructive tests are performed to insure product integrity. Cold drawn tubing offers a greater degree of dimensional consistency and better machinability than does hot finished tubing. GST also produces small diameter welded tubular products.
  Aluminum Products. Manufacturing at the Company's various N-H facilities ranges from the production of coiled aluminum sheet to the production and fabrication of finished building products such as window and patio door screens and window frames.
  Since commercial production began in July 1992, all of the Company's aluminum casting operations have been conducted at N-H Casting's mini-mill in Davenport, Iowa. The single in-line manufacturing process at the facility has 300 million pounds of annual melting and hot rolled aluminum sheet capacity. This mini-mill expanded the Company's annual capacity by 250 million pounds of aluminum. The mini-mill converts scrap to aluminum sheet through melting and continuous casting and in-line hot rolling. N-H Casting also has the ability to shred aluminum scrap to broaden the diversity and source of its raw material. Additionally, fuel efficient delacquering equipment improves the quality of the raw material before it is charged to the melting furnaces where it is blended through computer analysis to achieve the desired alloy composition. After melting and degassing, the molten metal flows into a Hazelett thin-slab caster, which casts up to a 52-inch wide aluminum slab. The slab then is fed directly to a hot mill with three in-line rolling stands to reduce the slab from a thickness of approximately 0.75 inches to coiled aluminum sheet with a thickness of down to 0.045 inches. The combination of capacity increases and technological enhancements directed at producing quality coiled aluminum sheet for the building products, service center, appliance and truck trailer markets enables N-H Casting to achieve cost savings from higher scrap utilization, use of lower cost scrap, reduced energy costs, reduced cold rolling requirements and reduced direct and indirect labor costs.

  Further processing of the coiled aluminum sheet from the mini-mill occurs at Nichols Aluminum. At Nichols Aluminum's Davenport, Iowa, and Lincolnshire, Illinois, plants, the specific product requirements of customers can be met through cold rolling to various gauges, slitting to specific widths, annealing for additional product formability and physical properties and tension levelling. Products at Davenport can also be custom coated, an important feature for the building products applications of certain customers.
  Manufacturing of products and components takes place at the group's HFP facilities (including residential building products such as rain carrying systems and engineered products such as window and screen components) and at AMSCO (including aluminum window frames and patio door screens). These facilities fabricate aluminum sheet into various components, some of which are then assembled into final products. A significant aspect of the manufacturing process at HFP and AMSCO is the use of MRP II, a closed loop management information system in which all stages of manufacturing, including receiving, billing, accounting, ordering and production, are linked. This process enables HFP and AMSCO to operate efficiently and effect a just-in-time delivery system, with minimal levels of raw materials inventory and maximum usage of available manufacturing capacity.

  RAW MATERIALS AND SUPPLIES
The Company's precision engineered steel bar plants purchase steel scrap and hot briquetted iron, their principal raw materials, on the open market. Barge transportation of these raw materials to Company plants can be adversely affected by cold weather, creating seasonal price increases. Prices for quality scrap also vary in relation to the general business cycle, typically declining in periods of slow economic growth. LaSalle Steel's primary raw material is hot finished steel bars that it purchases both from the Company's hot rolled steel bars plants and on the open market. The Company's tube manufacturing facilities also purchase hot rolled steel bars from MacSteel and on the open market. MST also purchases tube hollows and GST purchases flat-rolled steel as raw material on the open market.
  Historically, the Company's aluminum products business purchased aluminum scrap, ingot, reroll stock and finished sheet from aluminum dealers, brokers and producers. With the completion of the N-H Casting mini-mill, the principal raw material of this business is aluminum scrap. The mini-mill includes a scrap processing and delacquering facility which enables the Company to use the broadest and most economical mix of aluminum scrap for its requirements. The Company also purchases aluminum ingot futures contracts on the London Metals Exchange in amounts equal to N-H's requirements for fixed price sales commitments for aluminum products, thereby protecting against increases in the price of the aluminum used to manufacture the related products.

  BACKLOG
At October 31, 1995, Quanex's backlog of orders to be shipped in the next twelve months was $164.0 million. This compares to $182.7 million at October 31, 1994. Because many of the markets in which Quanex operates have short lead times, backlog figures are not reliable indicators of annual sales volume or operating results.

  COMPETITION
All of the Company's products are sold under highly competitive conditions. The Company competes with a number of companies, some of which have financial and other resources greater than those of the Company. Competitive factors include product quality, price, delivery and ability to manufacture products to customer specifications. The amounts of aluminum, hot rolled steel bars, cold finished bar products and tubing produced by the Company represent a small percentage of annual domestic production.
  The hot rolled precision engineered steel bar plants compete with two large integrated steel producers, two large nonintegrated steel producers and two smaller steel companies. Although many of these producers are larger and have greater resources than the Company, the Company believes that the technology used at the MacSteel facilities permits it to compete effectively in the markets it serves.
  LaSalle Steel has ten major competitors including both integrated and independent steel producers. Although a portion of LaSalle Steel's sales are in specialized products made by patented processes, many of their competitors have similar products using their own patents and processes.
  The Company's steel tube manufacturing businesses compete with numerous domestic and foreign steel producers. As a specialized producer, the steel tube segment manufactures seamless steel tubing only in the smaller size ranges. Currently there are five other manufacturers of seamless tubing in the same size ranges as those produced by Quanex. Each of these manufacturers is either wholly or partially integrated in that they produce all or part of the steel used by them for their production of tubing. The Company's welded tube business is also highly competitive, with more than 100 companies producing welded steel tubing. For reasons of geography and product quality, however, the number of welded tube manufacturers with which Quanex is in direct competition is significantly less. Imports are a significant factor in this market. On June 23, 1994, Quanex announced that its Gulf States Tube Division had filed petitions alleging that imports of carbon and alloy seamless pipe up to 4.5 inches in diameter from four countries were being dumped or subsidized. On August 3,

1994, the International Trade Commission (ITC) made an affirmative preliminary determination that imports of small diameter pipe from these countries were causing injury to the U.S. industry. On July 20, 1995, the ITC made a unanimous, affirmative final determination that those same imports did cause injury to the U.S. industry. As a result of the ITC findings, the Department of Commerce imposed dumping margins on these four countries ranging from 3.31% to 124.96%.
  The Company's aluminum products business competes with many small and large manufacturers and fabricators of aluminum products. Some of these competitors are divisions or subsidiaries of major corporations with substantially greater resources. The Company also competes with major aluminum producers in coil-coated and mill products, primarily on the basis of the breadth of product lines, the quality and design of its products, the responsiveness of its services and its prices. With the increased production of coiled aluminum sheet for aluminum mill products markets, the Company will increasingly compete with major integrated aluminum manufacturers.

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

  TRADEMARKS, TRADE NAMES AND PATENTS
The Company's Nichols-Homeshield and MacSteel logos and designs are registered trademarks. The trade name "Homeshield" and its unregistered name "Nichols-Homeshield" are used in connection with the sale of the Company's aluminum products. The Homeshield and MacSteel logos and designs and their trade names are considered valuable in the conduct of the Company's business.
  In general, the businesses conducted in the Company's businesses do not depend upon patent protection. Although the Company holds numerous patents, in many cases the proprietary technology that the Company has developed is more important than the patents themselves.

  RESEARCH AND DEVELOPMENT
Expenditures for research and development of new products or services during the last three years were not significant. Although not technically defined as research and development, a significant amount of time, effort and expense is devoted to manufacturing processes and to customizing and qualifying the Company's products for specific customer applications.

  ENVIRONMENTAL MATTERS
As a manufacturer of specialty metal products, Quanex is subject to extensive and expansive regulations concerning the discharge of materials into the environment, and the remediation of chemical contamination at its plant sites or offsite disposal locations. Quanex is required to make capital and other expenditures on an ongoing basis in order to comply with such regulations. The cost of environmental matters has not had a material adverse effect on Quanex's operations or financial condition in the past, and management is not currently aware of any existing conditions that it currently believes are likely to have a material adverse effect on Quanex's operations or financial condition.
  Under applicable state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), also known as "Superfund," the Company may be responsible for all or part of the costs required to remove or remediate previously disposed of wastes or hazardous substances at the locations Quanex owns or operates or at which it arranged for disposal of such materials. The Company's most significant involvement at Superfund sites is described below.
  During fiscal 1987, Quanex's LaSalle Steel Company subsidiary paid approximately $200,000, of which approximately $130,000 has subsequently been contributed to Quanex by other potentially responsible parties, in connection with a removal action at the Conservation Chemical Co. of Illinois site in the State of Indiana in accordance with an order of the Environmental Protection Agency (the "EPA") pursuant to Section 106 of CERCLA. This matter relates to hazardous substances sold to owners of the waste site by a company whose assets were purchased by Quanex and transferred to LaSalle Steel. LaSalle was named in this matter by the EPA as a potentially responsible party. LaSalle and other parties named by the EPA as potentially responsible parties took various actions to comply with the EPA's order. The Company believes that the response actions contemplated by the EPA removal order have been substantially completed. In 1989, LaSalle withdrew from the group of potentially responsible parties because its only connection to the site was the purchase of assets, without contractually assuming liabilities, from a company that allegedly sent waste to the site. Since that time, the Company has had no involvement with the site. The need for, or extent of, any further cleanup therefore is unknown by Quanex. Even if the Company is unsuccessful in asserting its defenses, LaSalle was one of numerous parties contributing cleanup funds and it has no reason to believe that those other parties generally would not be able to pay costs apportioned to them. For all of these reasons, Quanex does not believe that its liability, if any, with respect to this facility, will have a material adverse effect on its business or financial position.
  The EPA has placed on the Superfund National Priorities List the Lenz Oil site in the State of Illinois to which a company, whose assets were purchased by Quanex and transferred to LaSalle Steel, had previously sent used petroleum products. The State of Illinois previously had sent a letter to LaSalle Steel stating that those materials had been disposed of improperly at that site. LaSalle Steel, in conjunction with a group of parties who received similar letters, entered into a consent decree pursuant to which action was taken to address the matters referred to in the letter from the State of Illinois. LaSalle paid approximately $8 thousand out of a $2.5 million group settlement. LaSalle Steel is currently participating in a group that is assessing site conditions and further remediation options. Further liability could be asserted against Quanex as a result of the EPA's actions. The company that sold its assets to LaSalle Steel is one of many companies that had sent materials to this facility. It is Quanex's understanding that such company contributed approximately 0.2% of the total volume of materials handled at this facility. The Company has no reason to believe that the other companies involved will not be financially able to contribute to any possible future clean-up efforts at this site, or that the basis for allocation of liability will substantially change. As a result of the foregoing, Quanex does not believe that its liability, if any, with respect to this facility, will have a material adverse effect on its business or financial position.
  The EPA also has placed on the National Priorities List the Douglassville, or Berks Associates, Disposal Site in the Commonwealth of Pennsylvania to which LaSalle Steel may have sent used petroleum products. The EPA currently is administering a multistage cleanup at the site. Liability has been asserted against the Company by a group of potentially responsible parties for contribution toward cleanup costs incurred at the facility. It is Quanex's understanding that many companies sent wastes to this site and that LaSalle is alleged to have contributed less than 0.005%, on a volumetric basis, of the total materials. The group of defendants and third-party defendants include a number of large companies and several agencies of the federal government that the Company has no reason to believe will not be financially able to contribute their expected share. These parties have expressed a willingness to participate in settlement efforts. Pursuant to settlement negotiations, LaSalle Steel currently is classified as a de minimis contributor. Based on the foregoing, Quanex does not believe that its liability, if any, with respect to this site, will have a material adverse effect on its business or financial position.
  Amendments to the federal Clean Air Act were adopted in 1990, and the EPA currently is developing regulations to implement the requirements of those amendments. Depending on the nature of the regulations adopted, and upon requirements that may be imposed by state and local regulatory authorities, Quanex may be required to incur capital expenditures sometime in the next several years for air pollution control equipment to maintain or obtain operating permits and approvals and address other air emission-related issues. The Company's Board of Directors has approved capital expenditures totaling approximately $20 million to be spent in 1996, 1997 and 1998 to meet these requirements. Based upon its analysis to date, Quanex does not believe that its compliance with these requirements will have a material effect on its operations or finances.
  Quanex incurred approximately $3,300,000 and $4,000,000 during fiscal 1995 and 1994, respectively, in expenses and capital expenditures in order to comply with existing or proposed environmental regulations. It is anticipated that Quanex will spend approximately $3,500,000 at various of its facilities during fiscal 1996, and, although not currently quantifiable or expected to be material to the Company as a whole, will continue to have expenditures in connection with environmental matters beyond 1996. Future expenditures relating to environmental matters will necessarily depend upon existing future regulations and their application to Quanex and its facilities.

  EMPLOYEES
At October 31, 1995, the Company employed 2,716 persons. Of the total employed, 48% were covered by collective bargaining agreements. During 1996, two labor contracts will expire affecting two Quanex facilities. The United Steelworkers of America contract at Michigan Seamless Tube covering 228 employees will expire on September 15, 1996 and the United Steelworkers of America contract with LaSalle Steel -- Fluid Power division covering 22 employees will expire on January 31, 1996.

ITEM 2. PROPERTIES

The following table lists Quanex's principal plants at October 31, 1995, together with their locations, general character and the industry segment which uses the facility. Each of the facilities identified as being owned by the Company is free of any material encumbrance.

                                                                                   Square
Owned                                    STEEL BARS                               Footage
-----                                    ----------                               -------
Fort Smith, Arkansas                     MacSteel                                 415,723
Jackson, Michigan                        MacSteel                                 245,150

Owned                                    COLD FINISHED STEEL BARS
-----                                    ------------------------
Griffith, Indiana                        Fluid Power                               37,000
Hammond, Indiana                         LaSalle Steel                            493,000

Owned                                    STEEL TUBES
-----                                    -----------
Rosenberg, Texas                         Gulf States Tube                         128,000
South Lyon, Michigan                     Michigan Seamless Tube                   323,000
Huntington, Indiana                      Heat Treating                             82,000

Leased (expires 2009)
---------------------
Kenosha, Wisconsin                       NitroSteel                                35,000

Owned                                    ALUMINUM PRODUCTS
-----                                    -----------------
Rice Lake, Wisconsin                     AMSCO                                    290,800
Chatsworth, Illinois                     Homeshield Fabricated Products           212,000
Lincolnshire, Illinois                   Nichols Aluminum                         142,000
Davenport, Iowa                          Nichols Aluminum                         236,000
Davenport, Iowa                          Nichols-Aluminum Casting                 245,000

Leased (expires 1999)                    EXECUTIVE OFFICES
---------------------                    -----------------
Houston, Texas                           Quanex Corporation                        21,000

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

FORM 10K INFORMATION PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Quanex's common stock, $.50 par value, is traded on the New York Stock Exchange, ticker symbol: NX. Quarterly stock price information and dividend information is shown on Page 67.
  The terms of Quanex's revolving credit arrangements with certain banks limit the total amount of common dividends and other distributions on such stock. Under the most restrictive test under such credit facilities, the total common stock dividends the Company may declare and pay is limited to $21,000,000, plus 50% of consolidated net earnings after October 31, 1989, adjusted for other factors as defined in their respective Loan Agreements. As of October 31, 1995, the amount of dividends and other distributions the Company was permitted to declare and pay under its credit facilities was $25,483,000.
  There were 3,659 record holders of Quanex common stock on October 31, 1995.

ITEM 6. SELECTED FINANCIAL DATA

Pages 34 and 35 of the 1995 Annual Report to Stockholders present selected financial data for the past eleven fiscal years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See pages 37-41 of the 1995 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data for Quanex are on pages 42-57 of the 1995 Annual Report to Stockholders.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two fiscal years there has been no change in the Company's independent auditors, and there has been no disagreement on accounting practices or financial statement disclosure required to be reported.

INDEX TO FORM 10-K INFORMATION

Form 10-K Item No.                                     Location in Annual Report
--------------------------------------------------------------------------------
PART I
1. Business ....................................................... 8, 40, 58-65
2. Properties ..............................................................  65
3. Legal Proceedings .......................................................  65
4. Submission of Matters to a Vote of Security Holders .....................  65
--------------------------------------------------------------------------------
PART II
5. Market for Registrant's Common Equity and Related
   Stockholder Matters................................................... 66, 67
6. Selected Financial Data ....................................... 33, 34-35, 66
7. Management's Discussion and Financial Analysis of
   Financial Condition and Results of Operations ..................... 37-41, 66
8. Financial Statements and Supplementary Data ............... 36, 42-57, 66, 67
9. Disagreements on Accounting and Financial Disclosure ....................  66
--------------------------------------------------------------------------------
PART III
10. Directors and Executive Officers of the Registrant(1) ..................  --
11. Executive Compensation(2) ..............................................  --
12. Security Ownership of Certain Beneficial Owners and Management(3) ......  --
13. Certain Relationships and Related Transactions(2) ......................  --
--------------------------------------------------------------------------------
PART IV
14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K
    (a) Financial Statements and Financial Statement Schedules ....... 36, 42-57
    (b) Exhibits(4) ........................................................  --
    (c) Reports on Form 8-K(4) .............................................  --
--------------------------------------------------------------------------------

(1) The information under the captions "Matters to Come Before the Meeting --
    (1) Election of Three Directors" and "Further Information -- Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held February 22, 1996, is incorporated herein by reference.

(2) The information under the captions "Further Information" and "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held February 22, 1996, is incorporated herein by reference.

(3) The information regarding beneficial ownership of Common Stock by directors and nominees (in the table of directors and nominees) and under the caption "Further Information -- Principal Stockholders" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held February 22, 1996, is incorporated herein by reference.

(4) A copy of the Index to Exhibits, filed with Quanex's Form 10-K Report, can be obtained free of charge by written request to Stockholder Relations, Quanex Corporation, 1900 West Loop South, Suite 1500, Houston, Texas, 77027. No Reports on Form 8-K were filed by the Company during the quarter ended October 31, 1995.

                                   EXHIBITS


Exhibit
Number               Name of Exhibit
------               ---------------


     3.1             Amended and Restated Certificate of Incorporation of the
                     Registrant.

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

     4.4             Form of Indenture relating to the Registrant's 6.88%
                     Convertible Subordinated Debentures due 2007 between the
                     Registrant and Chemical Bank, as Trustee, filed as Exhibit
                     19.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1992, and incorporated herein by reference.

     4.5 Revolving Credit and Letter of Credit Agreement dated as of December 4, 1990 among the Registrant and the Banks listed therein relating to a $40,000,000 revolving credit, filed as Exhibit 4.7 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991, and incorporated herein by reference.

     4.6                    Second Amendment to the Revolving Credit Agreement dated
                            as of April 15, 1992, filed as Exhibit 4.13 to the
                            Registrant's Registration Statement on Form S-3
                            (Registration No. 33-47282), and incorporated herein by
                            reference.

     4.7                    Third and Fourth Amendments to the Revolving Credit and
                            Letter of Credit Agreement dated as of February 12,
                            1993 and April 1, 1993, respectively, filed as Exhibit 19
                            to the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended April 30, 1993, and incorporated herein by
                            reference.

     4.8                    Fifth Amendment to the Revolving Credit and Letter of
                            Credit Agreement dated as of December 8, 1994, filed as
                            Exhibit 4.15 to the Registrant's Form S-8 Registration No.
                            33-57235, and incorporated herein by reference.

     4.9                    Sixth Amendment to the Revolving Credit and Letter of
                            Credit Agreement dated as of June 30, 1995, filed as
                            Exhibit 4.1 of the Registrant's Quarterly Report for the
                            quarter ended July 31, 1995, and incorporated herein by
                            reference.

     4.10                   Seventh Amendment to the Revolving Credit and Letter of
                            Credit Agreement dated as of December 28, 1995.

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

    10.4                    Agreement of Lease between the Registrant and 3D Tower
                            Limited, dated March 5, 1985, filed as Exhibit 10.13 of
                            the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1985, and incorporated herein by

                     reference, as amended by the First Amendment to Lease
                     Agreement between the Registrant and VPM 1989-1, Ltd.
                     effective December 8, 1989 and the amendment filed as
                     Exhibit 10.23 of the Registrant's Quarterly Report on Form
                     10-Q for the quarter ended January 31, 1995.

    10.5 Quanex Corporation 1988 Stock Option Plan, as amended, and form of Stock Option Agreement filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1988, together with the amendment filed as Exhibit 10.17 of the Registrant's Quarterly Report on
                     Form 10-Q for the quarter ended January 31, 1995, and incorporated herein by reference.

    10.6 Quanex Corporation Deferred Compensation Plan, as amended and restated.

    10.7 Quanex Corporation 1978 Stock Option Plan, as amended, filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1988, together with the amendment filed as Exhibit 10.16 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995, and incorporated herein by reference.

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

    10.12            Quanex Corporation 1987 Non-Employee Director Stock Option
                     Plan, as amended, and the related form of Stock Option
                     Agreement, filed as Exhibit 10.14 of the Registrant's
                     Annual Report on Form 10-K for the fiscal year ended
                     October 31, 1988, together with the amendment filed as
                     Exhibit 10.14 of the Registrant's Quarterly Report on Form
                     10-Q for the quarter ended January 31, 1995, and incorporated herein by reference.

    10.13            Quanex Corporation 1989 Non-Employee Director Stock Option
                     Plan, as amended, filed as Exhibit 4.4 of the Registrant's Form S-8, Registration No. 33-35128, together with the amendment filed as Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995, and incorporated herein by reference.

    10.14            Quanex Corporation Employee Stock Option and Restricted
                     Stock Plan, as amended, filed as Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1994, and incorporated herein by reference.

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

    10.18 Quanex Corporation Non-Employee Director Retirement Plan, filed as Exhibit 10.18 of the Registrant's Annual
                     Report on Form 10-K for the fiscal year ended October 31, 1994, and incorporated herein by reference.

    11               Statement re computation of per share earnings.

    13 Quanex Corporation Annual Report to Shareholders for fiscal year 1995 (each portion of the annual report that is incorporated and filed as part of this report).

    21               Subsidiaries of the Registrant.

    23               Consent of Deloitte & Touche LLP.

    27               Financial Data Schedule.

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

         QUANEX CORPORATION



By:      VERNON E. OECHSLE                               January 22, 1996
   ----------------------------------------
         VERNON E. OECHSLE
         Director, President and Chief
         Executive Officer
         (Principal Executive Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      ROBERT C. SNYDER                                January 22, 1996
   ----------------------------------------
         ROBERT C. SNYDER
         Director and Chairman


By:      VERNON E. OECHSLE                               January 22, 1996
   ----------------------------------------
         VERNON E. OECHSLE
         Director, President and
         Chief Executive Officer


By:      JAMES H. DAVIS                                  January 22, 1996
   ----------------------------------------
         JAMES H. DAVIS
         Executive Vice President and
         Chief Operating Officer
         (Principal Operating Officer)


By:      CARL E. PFEIFFER                                January 22, 1996
   ----------------------------------------
         CARL E. PFEIFFER
         Director



By:      GERALD B. HAECKEL                               January 22, 1996
         ----------------------------------
         GERALD B. HAECKEL
         Director

By:      DONALD J. MORFEE                                January 22, 1996
   ----------------------------------------
         DONALD J. MORFEE
         Director



By:      JOHN D. O'CONNELL                               January 22, 1996
   ----------------------------------------
         JOHN D. O'CONNELL
         Director



By:      DONALD G. BARGER, JR                            January 22, 1996
   ----------------------------------------
         DONALD G. BARGER, JR
         Director



By:      VINCENT R. SCORSONE                             January 22, 1996
   ----------------------------------------
         VINCENT R. SCORSONE
         Director



By:      MICHAEL J. SEBASTIAN                            January 22, 1996
   ----------------------------------------
         MICHAEL J. SEBASTIAN
         Director



By:      WAYNE M. ROSE                                   January 22, 1996
   ----------------------------------------
         WAYNE M. ROSE
         Vice President-Finance and
         Chief Financial Officer
         (Principal Financial Officer)



By:      VIREN M. PARIKH                                 January 22, 1996
   ----------------------------------------
         VIREN M. PARIKH
         Controller
         (Principal Accounting Officer)

                               INDEX TO EXHIBITS

                                                                                            Sequentially
Exhibit                                                                                       Numbered
Number                                                                                          Page
------                                                                                      ------------


     3.1             Amended and Restated Certificate of Incorporation of the
                     Registrant.

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

     4.4             Form of Indenture relating to the Registrant's 6.88%
                     Convertible Subordinated Debentures due 2007 between the
                     Registrant and Chemical Bank, as Trustee, filed as Exhibit
                     19.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1992, and incorporated herein by reference.

     4.5 Revolving Credit and Letter of Credit Agreement dated as of December 4, 1990 among the Registrant and the Banks listed therein relating to a $40,000,000 revolving credit, filed as Exhibit 4.7 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991, and incorporated herein by reference.

     4.6                    Second Amendment to the Revolving Credit Agreement dated
                            as of April 15, 1992, filed as Exhibit 4.13 to the
                            Registrant's Registration Statement on Form S-3
                            (Registration No. 33-47282), and incorporated herein by
                            reference.

     4.7                    Third and Fourth Amendments to the Revolving Credit and
                            Letter of Credit Agreement dated as of February 12,
                            1993 and April 1, 1993, respectively, filed as Exhibit 19
                            to the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended April 30, 1993, and incorporated herein by
                            reference.

     4.8                    Fifth Amendment to the Revolving Credit and Letter of
                            Credit Agreement dated as of December 8, 1994, filed as
                            Exhibit 4.15 to the Registrant's Form S-8 Registration No.
                            33-57235, and incorporated herein by reference.

     4.9                    Sixth Amendment to the Revolving Credit and Letter of
                            Credit Agreement dated as of June 30, 1995, filed as
                            Exhibit 4.1 of the Registrant's Quarterly Report for the
                            quarter ended July 31, 1995, and incorporated herein by
                            reference.

     4.10                   Seventh Amendment to the Revolving Credit and Letter of
                            Credit Agreement dated as of December 28, 1995.

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

    10.4                    Agreement of Lease between the Registrant and 3D Tower
                            Limited, dated March 5, 1985, filed as Exhibit 10.13 of
                            the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1985, and incorporated herein by

                     reference, as amended by the First Amendment to Lease
                     Agreement between the Registrant and VPM 1989-1, Ltd.
                     effective December 8, 1989 and the amendment filed as
                     Exhibit 10.23 of the Registrant's Quarterly Report on Form
                     10-Q for the quarter ended January 31, 1995.

    10.5 Quanex Corporation 1988 Stock Option Plan, as amended, and form of Stock Option Agreement filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1988, together with the amendment filed as Exhibit 10.17 of the Registrant's Quarterly Report on
                     Form 10-Q for the quarter ended January 31, 1995, and incorporated herein by reference.

    10.6 Quanex Corporation Deferred Compensation Plan, as amended and restated.

    10.7 Quanex Corporation 1978 Stock Option Plan, as amended, filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1988, together with the amendment filed as Exhibit 10.16 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995, and incorporated herein by reference.

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

    10.12            Quanex Corporation 1987 Non-Employee Director Stock Option
                     Plan, as amended, and the related form of Stock Option
                     Agreement, filed as Exhibit 10.14 of the Registrant's
                     Annual Report on Form 10-K for the fiscal year ended
                     October 31, 1988, together with the amendment filed as
                     Exhibit 10.14 of the Registrant's Quarterly Report on Form
                     10-Q for the quarter ended January 31, 1995, and incorporated herein by reference.

    10.13            Quanex Corporation 1989 Non-Employee Director Stock Option
                     Plan, as amended, filed as Exhibit 4.4 of the Registrant's Form S-8, Registration No. 33-35128, together with the amendment filed as Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995, and incorporated herein by reference.

    10.14            Quanex Corporation Employee Stock Option and Restricted
                     Stock Plan, as amended, filed as Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1994, and incorporated herein by reference.

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

    10.18 Quanex Corporation Non-Employee Director Retirement Plan, filed as Exhibit 10.18 of the Registrant's Annual
                     Report on Form 10-K for the fiscal year ended October 31, 1994, and incorporated herein by reference.

    11               Statement re computation of per share earnings.

    13 Quanex Corporation Annual Report to Shareholders for fiscal year 1995 (each portion of the annual report that is incorporated and filed as part of this report).

    21               Subsidiaries of the Registrant.

    23               Consent of Deloitte & Touche LLP.

    27               Financial Data Schedule.

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