Form 10-Q
period 1996-01-31
QUANEX CORP
filed 1996-03-08
CIK 276889

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q


                                 (Mark One)

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                        Outstanding at January 31, 1996
---------------------------------------      -------------------------------
Common Stock, par value $0.50 per share                 13,517,825

                                QUANEX CORPORATION
                                      INDEX



                                                                     Page No.
Part I.   Financial Information:

     Item 1:  Financial Statements

              Consolidated Balance Sheets - January 31, 1996 and
                 October 31, 1995 ..................................     1

              Consolidated Statements of Income - Three Months
                 Ended January 31, 1996 and 1995 ...................     2

              Consolidated Statements of Cash Flow - Three Months
                 Ended January 31, 1996 and 1995 ...................     3

              Notes to Consolidated Financial Statements ............   4-5

     Item 2:  Management's Discussion and Analysis of Results of
              Operations and Financial Condition ....................  6-10

Part II.   Other Information

     Item 5:  Other Information .....................................    11

     Item 6:  Exhibits and Reports on Form 8-K ......................    11

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               QUANEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                 January 31,         October 31,
                                                     1996                1995
                                                  ----------          ----------
                                                  (Unaudited)          (Audited)
ASSETS

Current assets:
  Cash and equivalents ............................$ 17,565            $ 45,213
  Accounts and notes receivable, net ..............  95,773             104,240
  Inventories .....................................  96,823              84,676
  Deferred income taxes ...........................   6,829               6,848
  Prepaid expenses ................................   1,757               1,398
                                                  ----------          ----------
          Total current assets .................... 218,747             242,375

Property, plant and equipment ..................... 529,817             525,325
Less accumulated depreciation and amortization ....(275,556)           (266,761)
                                                  ----------          ----------
Property, plant and equipment, net ................ 254,261             258,564

Goodwill, net .....................................  31,826              32,064
Other assets ......................................  13,425              13,744
                                                  ----------          ----------

                                                   $518,259            $546,747
                                                  ==========          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable ...................................   $   -            $ 10,000
  Accounts payable ................................  73,473              91,730
  Income taxes payable ............................   2,965                 423
  Accrued expenses ................................  35,484              42,087
  Current maturities of long-term debt ............     135              20,968
                                                  ----------          ----------
          Total current liabilities ............... 112,057             165,208

Long-term debt .................................... 138,060             111,894
Deferred pension credits ..........................  16,236              16,656
Deferred postretirement welfare benefits ..........  53,706              53,185
Deferred income taxes .............................  27,546              29,278
                                                  ----------          ----------
          Total liabilities ....................... 347,605             376,221

Stockholders' equity:
  Common stock, $.50 par value ....................   6,759               6,743
  Additional paid-in capital ......................  93,008              92,406
  Retained earnings ...............................  73,923              74,426
  Unearned compensation ...........................    (304)               (317)
  Adjustment for minimum pension liability ........  (2,732)             (2,732)
                                                  ----------          ----------
          Total stockholders' equity .............. 170,654             170,526
                                                  ----------          ----------

                                                   $518,259            $546,747
                                                  ==========          ==========




                                           (1)

                               QUANEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                       Three Months Ended January 31,
                                                       -----------------------------
                                                           1996               1995
                                                       -----------        ----------
                                                                 (Unaudited)

Net sales .............................................  $188,772          $199,886
Cost and expenses:
  Cost of sales .......................................   167,486           177,189
  Selling, general and administrative expense .........    11,609            12,286
                                                       -----------        ----------
Operating income ......................................     9,677            10,411
Other income (expense):
  Interest expense ....................................    (2,880)           (3,116)
  Capitalized interest ................................        49             1,030
  Other, net ..........................................       132              (303)
                                                       -----------        ----------
Income before income taxes and extraordinary charge ...     6,978             8,022
Income tax expense ....................................    (2,931)           (3,369)
                                                       -----------        ----------
Income before extraordinary charge ....................     4,047             4,653
Extraordinary charge - early extinguishment of debt ...    (2,522)           (2,021)
                                                       -----------        ----------
Net income ............................................     1,525             2,632
Preferred dividends ...................................         -            (1,484)
                                                       -----------        ----------
Net income attributable to common stockholders ........  $  1,525          $  1,148

Earnings per common share:
   Earnings before extraordinary charge ...............  $   0.30          $   0.23
   Extraordinary charge ...............................     (0.19)            (0.15)
                                                       -----------        ----------
      Earnings per common share .......................  $   0.11          $   0.08

Weighted average shares outstanding ...................    13,595            13,566
                                                       ===========        ==========























                                      (2)

                                        QUANEX CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOW
                                          (In thousands)

                                                                Three Months Ended January 31,
                                                                ------------------------------
                                                                  1996                 1995
                                                                ---------            ---------
                                                                          (Unaudited)
Operating activities:
  Net income ................................................... $ 1,525              $ 2,632
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Depreciation and amortization ...........................   9,347                8,494
       Deferred income taxes ...................................  (1,732)                (532)
       Deferred pension costs ..................................    (420)                (336)
       Deferred postretirement welfare benefits ................     521                  676
                                                                ---------            ---------
                                                                   9,241               10,934
  Changes in assets and liabilities net of effects from
    acquisitions and dispositions:
       Decrease (increase) in accounts and notes receivable ....   8,467              (14,491)
       Decrease (increase) in inventory ........................ (12,147)             (11,991)
       Increase (decrease) in accounts payable ................. (18,257)              12,336
       Increase (decrease) in accrued expenses .................  (6,603)              (1,378)
       Other, net ..............................................   2,202                   10
                                                                ---------            ---------
            Cash provided (used) by operating activities ....... (17,097)              (4,580)

Investment activities:
  Capital expenditures, net of retirements .....................  (4,502)              (9,242)
  Decrease in short-term investments ...........................       -               54,070
  Other, net ...................................................      15                  216
                                                                ---------            ---------
            Cash provided (used) by investment activities ......  (4,487)              45,044
            Cash provided (used) by operating and               ---------            ---------
               investment activities ........................... (21,584)              40,464

Financing activities:
  Notes payable borrowings(repayments) ......................... (10,000)              10,000
  Purchase of Senior Notes ..................................... (44,667)             (59,500)
  Bank borrowings (repayments), net ............................  50,000                    -
  Common dividends paid ........................................  (2,028)              (1,879)
  Preferred dividends paid .....................................       -               (1,484)
  Other, net ...................................................     631                1,095
                                                                ---------            ---------
            Cash used by financing activities ..................  (6,064)             (51,768)

Increase (decrease) in cash and equivalents .................... (27,648)             (11,304)
Cash and equivalents at beginning of period ....................  45,213               34,041
                                                                ---------            ---------
Cash and equivalents at end of period .......................... $17,565              $22,737
                                                                =========            =========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest ....................................................... $ 5,369              $ 2,475
Income taxes ................................................... $   273              $ 1,147







                                      (3)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
1. Accounting Policies
----------------------
The interim consolidated financial statements of Quanex Corporation and subsidiaries are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 1995 Annual Report on Form 10-K, which is incorporated by reference. Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to 1996 classifications.

2. Inventories
--------------

  Inventories consist of the following:        January 31,         October 31,
                                                   1996               1995
                                              ----------          ----------
                                                       (In thousands)
  Inventories valued at lower of cost
  (principally LIFO method) or market:
     Raw materials ..........................     $33,110            $27,655
     Finished goods and work in process......      53,376             48,071
                                               ----------          ---------
                                                   86,486             75,726

  Other......................................      10,337              8,950
                                               ----------          ---------
                                                  $96,823            $84,676
                                               ==========          =========

With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $22 million at January 31, 1996, and $24 million at October 31, 1995.

3. Long-Term Debt and Financing Arrangements
--------------------------------------------

On June 30, 1995, the Company exercised its right under the terms of its Cumulative Convertible Exchangeable Preferred Stock to exchange such stock for an aggregate of $84,920,000 of its 6.88% Convertible Subordinated Debentures due June 30, 2007 ("Debentures"). Interest is payable semi-annually on June 30 and December 31 of each year. The Debentures are subject to mandatory annual sinking fund payments sufficient to redeem 25% of the Debentures issued on each of June 30, 2005 and June 30, 2006, to retire a total of 50% of the Debentures before maturity. The Debentures are subordinate to all senior indebtedness of the Company and are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $31.50 per share.

In December 1995, the Company acquired all of its outstanding 10.77% Senior Notes for a purchase price equal to 107.5% of the principal amount plus accrued interest. The acquisition and related expenses resulted in an after-tax extraordinary charge of approximately $2.5 million ($4.3 million before tax) in the first quarter of 1996.

At January 31, 1996, the Company had $50.0 million outstanding under its unsecured $75 million Revolving Credit and Letter of Credit Agreement ("Bank Agreement"). In December 1995, the Bank Agreement was amended to increase the amount of the credit facility from $48 million to $75 million. The Bank Agreement consists of a revolving line of credit ("Revolver"), which expires March 31, 1999, and up to $20 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either floating prime or a reserve adjusted Eurodollar rate. Borrowings under the Revolver during the first quarter of 1996 were used to fund the repurchase of the Company's 10.77% Senior Notes.


                                       (4)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
4. Industry Segment Information

Quanex is principally a specialty metals producer. The Company's operations primarily consist of four segments: hot rolled steel bars, cold finished steel bars, steel tubes, and aluminum products.

                                             Cold                                   Corporate
 Three Months Ended          Hot Rolled    Finished        Steel      Aluminum         and         Consoli-
 January 31, 1996            Steel Bars   Steel Bars       Tubes      Products       Other(1)       dated
 ------------------          ----------    ----------    ----------  ----------     ----------    ----------
                                                             (in thousands)
 Units shipped:
  To unaffiliated companies    103.2 Tons      39.4 Tons     22.9 Tons  49,874 Lbs.
  Intersegment............       7.6             -             -            -
                             -------        -------       -------      -------
 Total....................     110.8 Tons      39.4 Tons     22.9 Tons  49,874 Lbs.
                             =======        =======       =======      =======
 Net Sales:
  To unaffiliated companies  $57,108        $37,625       $30,150      $63,889            -       $188,772
  Intersegment(2).........     4,443            -              -          -           $(4,443)        -
                             -------        -------       -------      -------         -------     -------
 Total....................   $61,551        $37,625       $30,150      $63,889        $(4,443)    $188,772
                             =======        =======       =======      =======         =======     =======
 Operating income (loss)..   $ 7,335        $ 2,672       $ 1,955      $ 1,651        $(3,936)    $  9,677
                             =======        =======       =======      =======         =======     =======

                                             Cold                                   Corporate
 Three Months Ended          Hot Rolled    Finished        Steel     Aluminum          and         Consoli-
 January 31, 1995            Steel Bars   Steel Bars       Tubes     Products        Other(1)       dated
 ------------------          ----------    ----------    ----------  ----------     ----------    ----------
                                                             (in thousands)
 Units shipped:
  To unaffiliated companies    111.9 Tons      48.0 Tons     22.8 Tons  51,173 Lbs.
  Intersegment............       5.2            -             -             -
                             -------        -------       -------      -------
 Total....................     117.1 Tons      48.0 Tons     22.8 Tons  51,173 Lbs.
                             =======        =======       =======      =======
 Net Sales:
  To unaffiliated companies  $59,564        $43,327       $28,795      $68,200            -       $199,886
  Intersegment(2).........     2,916           -              -           -           $(2,916)         -
                             -------        -------       -------      -------         -------     -------
 Total....................   $62,480        $43,327       $28,795      $68,200        $(2,916)    $199,886
                             =======        =======       =======      =======         =======     =======
 Operating income (loss)..   $ 6,976        $ 2,669       $ 1,879      $ 4,185        $(5,298)    $ 10,411
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

         The Company's steel businesses reflected slight improvements in operating income for the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995. The improvements were due primarily to higher selling prices and lower variable costs. Volume was lower in both the hot rolled steel bar business and the cold finished steel bar business. The improved results in the Company's steel businesses reflect the benefits realized from the Company's capital improvement programs, which have allowed the Company to increase capacity, improve quality and manage manufacturing costs. Hot rolled steel bar volume was down during the first quarter by 5% as compared to the first quarter of fiscal 1995. Cold finished steel bar volume was also down for the first quarter by 18% as compared to the first quarter of fiscal 1995.

         The lower sales volumes in the Company's steel businesses were primarily attributable to a slowdown in the markets served by these businesses from the high levels experienced in the first quarter of fiscal 1995 and reflect historical seasonal trends in these businesses. Although the Company's first fiscal quarter is typically the slowest quarter with lower sales volumes than the prior fourth quarter, the first quarter of fiscal 1995 did not follow this trend of lower sales volumes due to unusually high demand in the markets served by these businesses.

         The improvements realized in the Company's steel businesses were offset by lower profits in the Company's aluminum products business. The Company's aluminum products business was affected by weaker margins between selling prices and raw material costs. These margins, referred to herein as "price spreads", are a key financial performance indicator in the aluminum products business.

         The Company currently expects that volume levels in the steel businesses should increase for the balance of fiscal 1996 and is currently seeing an increase in orders. Continued improved financial results, however, will be dependent upon, among other things, the strength of the economy, improvements in the markets which the Company serves and improvement in the price spreads of aluminum products.

         In December 1995, the Company acquired its remaining 10.77% Senior Notes for a purchase price equal to 107.5% of the principal amount plus accrued interest. The purchase resulted in an extraordinary loss of $2.5 million in the first quarter of fiscal 1996.













                                       (6)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

The following table sets forth selected operating data for the Company's four businesses:
                                                     Three Months Ended
                                                         January 31,
                                                   ---------------------
                                                   1996             1995
                                                   ----             ----
                                                      (In thousands)
   Hot Rolled Steel Bars:
     Units shipped (Tons)......................    110.8            117.1
     Net Sales................................. $ 61,551         $ 62,480
     Operating income.......................... $  7,335         $  6,976
     Depreciation and amortization............. $  4,590         $  3,870
     Identifiable assets....................... $168,405         $170,467

   Cold Finished Steel Bars:
     Units shipped (Tons)......................     39.4             48.0
     Net Sales................................. $ 37,625         $ 43,327
     Operating income.......................... $  2,672         $  2,669
     Depreciation and amortization............. $    420         $    346
     Identifiable assets....................... $ 55,588         $ 57,143

   Steel Tubes:
     Units shipped (Tons)......................     22.9             22.8
     Net Sales................................. $ 30,150         $ 28,795
     Operating income.......................... $  1,955         $  1,879
     Depreciation and amortization............. $    595         $    525
     Identifiable assets....................... $ 43,857         $ 39,452

   Aluminum Products:
     Units shipped (Pounds)....................   49,874           51,173
     Net Sales................................. $ 63,889         $ 68,200
     Operating income.......................... $  1,651         $  4,185
     Depreciation and amortization............. $  3,483         $  3,331
     Identifiable assets....................... $232,616         $245,021

         Consolidated net sales for the three months ended January 31, 1996, were $188.8 million representing a decrease of $11.1 million or 6% when compared to the same period last year. The decrease was due principally to lower volume in the hot rolled and cold finished steel bar businesses and lower volume and selling prices in the aluminum products business.

         Net sales from the Company's hot rolled steel bar business for the three months ended January 31, 1996, were $61.6 million as compared to $62.5 million for the same 1995 period. This represents a decrease of $929 thousand or 1%. This decrease was attributable to a 5% decrease in volume, principally automotive related business. This decrease was substantially offset by a 4% increase in average selling prices.

         Net sales from the Company's cold finished steel bar business for the three months ended January 31, 1996, were $37.6 million as compared to $43.3 million for the same 1995 period. This represents a decrease of $5.7 million or 13%. The decrease reflects a 18% decrease in volume that was partially offset by a 6% increase in average selling prices. The decrease in volume was largely due to steel service center customers working off excess inventories.




                                       (7)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

         Net sales from the Company's steel tube business for the three months ended January 31, 1996, increased 5% from $28.8 million in 1995 to $30.2 million for the first fiscal quarter of 1996. The increase was principally attributable to a 4% improvement in average selling prices. Average prices also improved partly due to product mix changes and continued strength in the heat exchanger/condenser markets.

         Net sales from the Company's aluminum products business for the three months ended January 31, 1996, were $63.9 million as compared to $68.2 million for the same 1995 period. This decrease of $4.3 million, or 6%, was attributable to a 3% decrease in volume and a 4% decrease in average selling prices. These decreases reflect a return to a more typical seasonal pattern as the first quarter of fiscal 1995 benefitted from unusually strong demand.

         Consolidated operating income for the three months ended January 31, 1996, was $9.7 million, representing a decrease of $734 thousand, or 7%, when compared to the same period last year. This decrease was principally due to lower sales volume in all but the steel tubes business and substantially lower margins in the Company's aluminum products business.

         Operating income from the Company's hot rolled steel bar business for the three months ended January 31, 1996, was $7.3 million as compared to $7.0 million for the same 1995 period. This increase of approximately 5% was due to higher selling prices and lower variable costs per ton. The resulting improvement in margins was mostly offset by lower sales volume.

         Operating income from the Company's cold finished steel bar business for the three months ended January 31, 1996, was $2.7 million and was essentially unchanged as compared to the same 1995 period. Lower volume was offset by higher selling prices and improved margins.

         Operating income from the Company's steel tube business for the three months ended January 31, 1996, was up 4% to $2.0 million as compared to $1.9 million for the same 1995 period.

         Operating income from the Company's aluminum products business for the three months ended January 31, 1996, was $1.7 million as compared to $4.2 million for the same 1995 period. The $2.5 million decrease reflected weaker price spreads as well as lower sales volume.

         Selling, general and administrative expenses decreased by $677 thousand, or 6%, for the three months ended January 31, 1996, as compared to the same period of 1995, primarily due to decreased levels of business activity. Selling, general and administrative expenses were unchanged as a percentage of net sales from the same period last year.

         Interest expense decreased by $236 thousand, to $2.9 million, for the three months ended January 31, 1996, as compared to the same period of 1995 primarily as a result of the early extinguishment of a portion of the Company's senior debt late in the first quarter of fiscal 1995 and the early extinguishment of the Company's remaining senior debt in the first fiscal quarter of 1996. The decrease in interest associated with the Company's senior debt was offset by interest on the Company's $84.9 million of 6.88% Convertible Subordinated Debentures that were issued in June 1995 in exchange for the Company's outstanding preferred stock.




                                       (8)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

         Net income attributable to common shareholders for the three months ended January 31, 1996, was $1.5 million as compared to $1.1 million for the same 1995 period, after deducting preferred dividends of $1.5 million from the 1995 period. The improvement was principally attributable to nondeductible preferred stock dividend requirements on the Company's Cumulative Convertible Exchangeable Preferred Stock ("Preferred Stock") in 1995 being replaced by tax deductible interest in 1996 on the Company's 6.88% Convertible Subordinated Debentures due June 30, 2007 (the "Debentures") issued in exchange therefor, and investment losses of $293 thousand in 1995 compared to investment income of $332 thousand in 1996. These improvements were partly offset by lower operating income and capitalized interest.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under a $75 million unsecured revolving credit facility with a group of banks (the "Bank Agreement"). All borrowings under the Bank Agreement bear interest, at the option of the Company, at either floating prime or a reserve adjusted Eurodollar rate. The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined. The Bank Agreement limits the payment of dividends and certain restricted investments. The Bank Agreement was amended in December 1994 to extend the maturity of the facility to March 31, 1999. In December 1995, the Bank Agreement was amended to increase the amount of the credit facility to $75 million. Under the Bank Agreement, at January 31, 1996, there were $50.0 million of outstanding borrowings and $2.1 million of outstanding letters of credit. The amount outstanding under the Bank Agreement increased during the quarter ended January 31, 1996, in order to fund the repurchase of the Company's remaining senior debt.

         In December 1995, the Company acquired all of its outstanding 10.77% Senior Notes for a purchase price equal to 107.5% of the principal amount plus accrued interest. The acquisition and related expenses resulted in an after-tax extraordinary charge of approximately $2.5 million in the first quarter of 1996. The acquisition was funded with cash and additional short-term borrowings

         On June 30, 1995, the Company exercised its right under the terms of the Preferred Stock to exchange such stock for $84,920,000 of Debentures. Interest on the Debentures is payable semi-annually on June 30 and December 31 of each year. The Debentures are subject to mandatory annual sinking fund payments sufficient to redeem 25% of the Debentures issued on each of June 30, 2005 and June 30, 2006, to retire a total of 50% of the Debentures before maturity. The Debentures are subordinate to all senior indebtedness of the Company and are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $31.50 per share.

         At January 31, 1996, the Company had commitments of $10 million for the purchase or construction of capital assets. The Company's $52 million (not including approximately $9 million in capitalized interest) Phase II MacSteel Ultra Clean Steel Program, which increased capacity by approximately 50,000 tons, was completed in fiscal 1995. In December 1995, the Company's Board of Directors approved Phase III of the MacSteel expansion project. Phase III is designed to improve melting and casting capabilities and is expected to increase capacity by approximately 70,000 tons. The project also includes significant upgrades to pollution control systems to ensure compliance with new EPA standards under the Clean Air Act. Phase III is expected to cost approximately $60 million and should be completed during fiscal year 1998. The Company plans to fund this capital investment through cash flow from operations and, if necessary, additional borrowings.


                                       (9)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)


         In management's opinion, the Company currently has sufficient funds and adequate financial sources available to meet its anticipated liquidity needs. Management believes that cash flow from operations, cash balances and available borrowings should be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures, debt service requirements and dividends.


Operating Activities

         Cash used by operating activities during the three months ended January 31, 1996, was $17.1 million as compared to $4.6 million during the three months ended January 31, 1995. The increase in cash used by operating activities was principally due to increased working capital requirements.

Investment Activities

         Net cash used by investment activities during the three months ended January 31, 1996, was $4.5 million as compared to net cash provided by investment activities of $45.0 million for the same 1995 period. The decrease in cash provided by investment activities was principally due to decreases in short-term investments during the three months ended January 31, 1995. Capital expenditures for the three months ended January 31, 1996, were $4.5 million as compared to $9.2 million for the same 1995 period. The Company estimates that fiscal 1996 capital expenditures will approximate $50 to $60 million.

Financing Activities

         Cash used by financing activities for the three months ended January 31, 1996, was $6.1 million, principally consisting of $44.7 million for the early extinguishment of long-term debt, a $10.0 million reduction in notes payable and $2.0 million in common dividends. These uses of funds were mostly offset by long-term bank borrowings of $50.0 million.

























                                      (10)

                           PART II. OTHER INFORMATION

Item 5 - Other Information
--------------------------

None


Item 6 - Exhibits and Reports on Form 8-K.
-----------------------------------------

Exhibit 11       Statement re computation of per share earnings.

Exhibit 27       Financial Data Schedule.


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


                                   QUANEX CORPORATION


                                   /s/ Viren M. Parikh
                                   -------------------
                                   Viren M. Parikh
                                   Controller (Chief Accounting Officer)

Date  March 8, 1996
      -------------


















                                      (11)