Form 10-Q
period 1996-04-30
QUANEX CORP
filed 1996-06-10
CIK 276889

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q


                                 (Mark One)

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                         Outstanding at April 30, 1996
- ---------------------------------------      -------------------------------
Common Stock, par value $0.50 per share                 13,520,825

                                QUANEX CORPORATION
                                      INDEX



                                                                     Page No.
Part I.   Financial Information:

     Item 1:  Financial Statements

              Consolidated Balance Sheets - April 30, 1996 and
                 October 31, 1995 ..................................     1

              Consolidated Statements of Income - Three and Six
                 Months Ended April 30, 1996 and 1995...............     2

              Consolidated Statements of Cash Flow - Six Months
                 Ended April 30, 1996 and 1995 .....................     3

              Notes to Consolidated Financial Statements ............   4-6

     Item 2:  Management's Discussion and Analysis of Results of
              Operations and Financial Condition ....................  7-11

Part II.   Other Information

     Item 4:  Submission of Matters to a Vote of Security Holders ...    12

     Item 5:  Other Information .....................................    12

     Item 6:  Exhibits and Reports on Form 8-K ......................    12

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               QUANEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                   April 30,         October 31,
                                                     1996                1995
                                                  ----------          ----------
                                                  (Unaudited)          (Audited)
ASSETS

Current assets:
  Cash and equivalents ............................$ 38,276            $ 45,213
  Accounts and notes receivable, net .............. 100,193             104,240
  Inventories .....................................  94,188              84,676
  Deferred income taxes ...........................   6,804               6,848
  Prepaid expenses ................................   1,458               1,398
                                                  ----------          ----------
          Total current assets .................... 240,919             242,375

Property, plant and equipment ..................... 538,721             525,325
Less accumulated depreciation and amortization ....(285,749)           (266,761)
                                                  ----------          ----------
Property, plant and equipment, net ................ 252,972             258,564

Goodwill, net .....................................  31,588              32,064
Other assets ......................................  15,812              13,744
                                                  ----------          ----------

                                                   $541,291            $546,747
                                                  ==========          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable ...................................   $   -            $ 10,000
  Accounts payable ................................  85,959              91,730
  Income taxes payable ............................   2,696                 423
  Accrued expenses ................................  42,071              42,087
  Current maturities of long-term debt ............       -              20,968
                                                  ----------          ----------
          Total current liabilities ............... 130,726             165,208

Long-term debt .................................... 138,195             111,894
Deferred pension credits ..........................  16,258              16,656
Deferred postretirement welfare benefits ..........  54,261              53,185
Deferred income taxes .............................  25,039              29,278
                                                  ----------          ----------
          Total liabilities ....................... 364,479             376,221

Stockholders' equity:
  Common stock, $.50 par value ....................   6,760               6,743
  Additional paid-in capital ......................  93,046              92,406
  Retained earnings ...............................  80,028              74,426
  Unearned compensation ...........................    (290)               (317)
  Adjustment for minimum pension liability ........  (2,732)             (2,732)
                                                  ----------          ----------
          Total stockholders' equity .............. 176,812             170,526
                                                  ----------          ----------

                                                   $541,291            $546,747
                                                  ==========          ==========




                                           (1)

                               QUANEX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                      Three Months Ended     Six Months Ended
                                            April 30              April 30
                                       ----------------      ----------------
                                         1996      1995        1996     1995
                                       -------  -------      ------   -------
                                                    (Unaudited)
Net sales............................ $218,341  $234,347    $407,113  $434,233
Cost and expenses:
  Cost of sales......................  191,614   204,600     359,100   381,789
  Selling, general and
     administrative expense..........   11,555    12,580      23,164    24,866
                                       -------   -------     -------   -------
Operating income.....................   15,172    17,167      24,849    27,578
Other income (expense):
  Interest expense...................   (2,260)   (2,034)     (5,140)   (5,150)
  Capitalized interest...............       78       837         127     1,867
  Other, net.........................    1,031       965       1,163       662
Income before income taxes and         -------   -------     -------   -------
     extraordinary charge............   14,021    16,935      20,999    24,957
Income tax expense...................   (5,889)   (7,113)     (8,820)  (10,482)
                                       -------   -------     -------   -------
Income before extraordinary charge...    8,132     9,822      12,179    14,475
Extraordinary charge - early
     extinguishment of debt..........       -         -       (2,522)   (2,021)
                                       -------   -------     -------   -------
Net income...........................    8,132     9,822       9,657    12,454
Preferred dividends..................       -     (1,483)         -     (2,967)
Net income attributable to             -------   -------     -------   -------
     common stockholders............. $  8,132  $  8,339    $  9,657  $  9,487
                                       =======   =======     =======   =======
Earnings per common share:
   Primary before
      extraordinary charge........... $   0.60  $   0.62    $    .90  $   0.85
   Extraordinary charge..............       -         -        (0.19)    (0.15)
                                       -------   -------     -------   -------
      Total primary net earnings..... $   0.60  $   0.62    $    .71  $   0.70
                                       =======   =======     =======   =======
   Fully diluted before
      extraordinary charge........... $   0.55  $   0.60    $    .85  $   0.85
   Extraordinary charge..............       -         -        (0.15)    (0.15)
                                       -------   -------     -------   -------
      Total assuming full dilution... $   0.55  $   0.60    $    .70  $   0.70
                                       =======   =======     =======   =======
Weighted average shares outstanding:
   Primary...........................   13,641    13,601      13,614    13,580
                                       =======   =======     =======   =======
   Assuming full dilution............   16,360    16,351      16,353    13,580
                                       =======   =======     =======   =======



                                      (2)

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                             Six  Months Ended
                                                                 April 30,
                                                           --------------------
                                                            1996          1995
                                                           ------        ------
                                                               (Unaudited)
Operating activities:
  Net income..............................................$ 9,657       $12,454
  Adjustments to reconcile net income
    to cash provided by operating activities:
     Depreciation and amortization........................ 18,495        16,673
     Deferred income taxes................................ (4,239)        2,107
     Deferred pension costs...............................   (398)         (627)
     Deferred postretirement welfare benefits.............  1,076         1,204
                                                           ------        ------
                                                           24,591        31,811
  Changes in assets and liabilities net of effects from
    acquisitions and dispositions:
     Decrease (increase) in accounts and notes receivable   4,304       (29,850)
     Increase in inventory...............................  (9,512)      (11,409)
     Increase (decrease) in accounts payable.............  (5,771)       13,733
     Increase (decrease) in accrued expenses.............     (16)        2,453
     Other, net..........................................   2,257        (1,189)
                                                           ------        ------
          Cash provided by operating activities..........  15,853         5,549

Investment activities:
  Capital expenditures, net of retirements............... (11,971)      (14,894)
  Decrease in short-term investments.....................      -         54,070
  Other, net.............................................  (2,781)         (493)
                                                           ------        ------
          Cash provided (used) by investment activities.. (14,752)       38,683

          Cash provided by operating and                   ------        ------
               investment activities.....................   1,101        44,232

Financing activities:
  Notes payable borrowings (repayments).................. (10,000)       10,000
  Purchase of Senior Notes............................... (44,667)      (59,500)
  Bank borrowings (repayments), net. ....................  50,000            -
  Common dividends paid..................................  (4,055)       (3,894)
  Preferred dividends paid...............................      -         (2,967)
  Other, net.............................................     684         1,130
                                                           ------        ------
          Cash used by financing activities..............  (8,038)      (55,231)

Decrease in cash and equivalents.........................  (6,937)      (10,999)
Cash and equivalents at beginning of period..............  45,213        34,041
                                                           ------        ------
Cash and equivalents at end of period.................... $38,276       $23,042
                                                           ======        ======
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest................................................. $ 6,195       $ 6,262
Income taxes............................................. $ 8,907       $ 7,190








                                      (3)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Accounting Policies
- ----------------------
The interim consolidated financial statements of Quanex Corporation and subsidiaries are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 1995 Annual Report on Form 10-K, which is incorporated by reference. Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to 1996 classifications.


2. Inventories
- --------------
Inventories consist of the following:               April 30,     October 31,
                                                       1996           1995
                                                    --------       ---------
                                                        (In thousands)
Inventories valued at lower of cost
 (principally LIFO method) or market:
   Raw materials ..................................  $29,344        $27,655
   Finished goods and work in process .............   54,549         48,071
                                                     -------        -------
                                                      83,893         75,726

Other .............................................   10,295          8,950
                                                    --------        -------

                                                     $94,188        $84,676
                                                     =======        =======
With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $21 million at April 30, 1996 and $24 million at October 31, 1995

3. Long-Term Debt and Financing Arrangements
- --------------------------------------------
On June 30, 1995, the Company exercised its right under the terms of its Cumulative Convertible Exchangeable Preferred Stock to exchange such stock for an aggregate of $84,920,000 of its 6.88% Convertible Subordinated Debentures due June 30, 2007 ("Debentures"). Interest is payable semi-annually on June 30 and December 31 of each year. The Debentures are subject to mandatory annual sinking fund payments sufficient to redeem 25% of the Debentures issued on each of June 30, 2005 and June 30, 2006, to retire a total of 50% of the Debentures before maturity. The Debentures are subordinate to all senior indebtedness of the Company and are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $31.50 per share.

In December 1995, the Company acquired all of its outstanding 10.77% Senior Notes for a purchase price equal to 107.5% of the principal amount plus accrued interest. The acquisition and related expenses resulted in an after-tax extraordinary charge of approximately $2.5 million ($4.3 million before tax) in the first quarter of 1996.

At April 30, 1996, the Company had $50.0 million outstanding under its unsecured $75 million Revolving Credit and Letter of Credit Agreement ("Bank Agreement"). The Bank Agreement consists of a revolving line of credit ("Revolver"), which expires March 31, 1999, and up to $20 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either floating prime or a reserve adjusted Eurodollar rate. Borrowings under the Revolver during the first quarter of 1996 were used to fund the repurchase of the Company's 10.77% Senior Notes.

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

                                             Cold                                   Corporate
 Three Months Ended          Hot Rolled    Finished        Steel      Aluminum          and        Consoli-
 April 30, 1996              Steel Bars   Steel Bars       Tubes      Products       Other(1)       dated
 ------------------          ----------    ----------    ----------  ----------     ----------    ----------
                                                                  (in thousands)
 Units shipped:
  To unaffiliated companies    127.7 Tons      48.4 Tons     24.2 Tons  59,833 Lbs.
  Intersegment............       6.5             -             -            -
                             -------        -------       -------      -------
 Total....................     134.2 Tons      48.4 Tons     24.2 Tons  59,833 Lbs.
                             =======        =======       =======      =======
 Net Sales:
  To unaffiliated companies  $69,375        $44,025       $31,661      $73,280            -       $218,341
  Intersegment(2).........     3,715            -              -          -           $(3,715)        -
                             -------        -------       -------      -------         -------     -------
 Total....................   $73,090        $44,025       $31,661      $73,280        $(3,715)    $218,341
                             =======        =======       =======      =======         =======     =======
 Operating income (loss)..   $10,340        $ 2,800       $ 2,382      $ 3,766        $(4,116)    $ 15,172
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
                             =======        =======       =======      =======         =======     =======

                                             Cold                                   Corporate
 Six Months Ended            Hot Rolled    Finished       Steel     Aluminum          and         Consoli-
 April 30, 1996              Steel Bars   Steel Bars      Tubes     Products         Other(1)      dated
 ----------------            ----------    ----------    ----------  ----------     ----------    ----------
 Units shipped:
  To unaffiliated companies    230.9 Tons      87.8 Tons     47.1 Tons 109,466 Lbs.
  Intersegment............      14.1            -              -            -
                             -------        -------       -------      -------
 Total....................     245.0 Tons      87.8 Tons     47.1 Tons 109,466 Lbs.
                             =======        =======       =======      =======
 Net Sales:
  To unaffiliated companies $126,483       $ 81,650       $61,811     $137,169           -        $407,113
  Intersegment(2).........     8,158          -              -            -          $ (8,158)         -
                             -------        -------       -------      -------        -------      -------
 Total....................  $134,641       $ 81,650       $61,811     $137,169       $ (8,158)    $407,113
                             =======        =======       =======      =======         =======     =======
 Operating income (loss)..  $ 17,675       $  5,472       $ 4,337     $  5,417       $ (8,052)    $ 24,849
                             =======        =======       =======      =======         =======     =======

                                             Cold                                   Corporate
 Six Months Ended            Hot Rolled    Finished       Steel     Aluminum          and         Consoli-
 April 30, 1995              Steel Bars   Steel Bars      Tubes     Products         Other(1)      dated
 ----------------            ----------    ----------    ----------  ----------     ----------    ----------
 Units shipped:
  To unaffiliated companies    232.2 Tons     101.0 Tons     48.0 Tons 109,509 Lbs.
  Intersegment............      12.5            -             -             -
                             -------        -------       -------      -------
 Total....................     244.7 Tons     101.0 Tons     48.0 Tons 109,509 Lbs.
                             =======        =======       =======      =======
 Net Sales:
  To unaffiliated companies $126,651       $ 92,954       $60,336     $154,292           -        $434,233
  Intersegment(2).........     7,176           -                1          -         $ (7,177)        -
                             -------        -------       -------      -------         -------     -------
 Total....................  $133,827       $ 92,954       $60,337     $154,292       $ (7,177)    $434,233
                             =======        =======       =======      =======         =======     =======
 Operating income (loss)..  $ 17,034       $  6,739       $ 4,864     $  9,447       $(10,506)    $ 27,578
                             =======        =======       =======      =======         =======     =======

(1) Included in "Corporate and Other" are intersegment eliminations and corporate expenses.
(2) Intersegment sales are conducted on an arm's-length basis.

                                      (5)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. Subsequent event
- -------------------

On June 10, 1996, the Company announced that it had signed a letter of intent to acquire substantially all of the net assets of Piper Impact, Inc. ("Piper"). The ultimate transaction will be consummated pursuant to a definitive agreement to be negotiated between the Company and Piper. The Company intends to increase its present revolving credit facility of $75 million to $250 million in order to finance the Piper acquisition and its related working capital requirements together with the Company's other capital needs. Piper is a privately owned manufacturer of custom-designed, impact-extruded aluminum and steel parts for the transportation, electronics and defense markets. The acquisition is expected to be completed in July 1996.













































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

         All of the Company's business segments were affected during the three and six month periods ended April 30, 1996, by a general reduction in demand for their products from the record levels experienced in fiscal 1995. This reduction in industry demand has resulted in a softening in prices in certain markets as well as lower sales volumes in the cold finished steel bars and steel tubes segments. The hot rolled steel bar segment offset these pressures through increased sales volumes capitalizing on increased capacity. The aluminum products business was able to maintain its volume and increase its market share although pricing pressures resulted in reduced revenue and operating profit.

         The Company's hot rolled steel bar business experienced improvement in operating income for the second quarter of fiscal 1996 compared to the record-setting second quarter of fiscal 1995. The results reflect the benefits realized from the Company's capital improvement programs, which have allowed the Company to increase volume, improve quality and better manage manufacturing costs. Hot rolled steel bar volume was up during the second quarter by 5% as compared to the second quarter of fiscal 1995.

         The Company's cold finished steel bar business results for the second quarter were affected by lower volume and average selling prices as compared to the second quarter of fiscal 1995. However, the second quarter of 1995 represented all-time performance records for volume, net sales, and operating income.

         The Company's steel tube business results for the second quarter were affected by tighter margins and slightly lower volume as compared to the second quarter of fiscal 1995. The tube business, as with the Company's other segments, experienced a strong second quarter in fiscal 1995.

         The Company's aluminum products business was affected by weaker margins between selling prices and raw material costs. These margins, referred to herein as "price spreads", are a key financial performance indicator in the aluminum products business. The second quarter of fiscal 1996 reflected improved results as compared to the first quarter of 1996. The aluminum business achieved record operating income in the second quarter of fiscal 1995.

         The Company currently expects that business levels for the balance of fiscal 1996 should be similar to those experienced during the same period of fiscal 1995. Improved financial results will be dependent upon, among other things, the strength of the economy, improvements in the markets which the Company serves and improvement in the price spreads of aluminum products.

         In December 1995, the Company acquired its remaining 10.77% Senior Notes for a purchase price equal to 107.5% of the principal amount plus accrued interest. The purchase resulted in an extraordinary charge of $2.5 million in the first quarter of fiscal 1996.







                                       (7)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

The following table sets forth selected operating data for the Company's four businesses:
                                     Three Months Ended      Six Months Ended
                                          April 30,              April 30,
                                     ------------------      ----------------
                                        1996       1995       1996       1995
                                      ------     ------      -----      -----
                                                    (In thousands)
Hot Rolled Steel Bars:
  Units shipped (Tons)............     134.2      127.6      245.0      244.7
  Net Sales.......................  $ 73,090   $ 71,347   $134,641   $133,827
  Operating income................  $ 10,340   $ 10,058   $ 17,675   $ 17,034
  Depreciation and amortization...  $  4,590   $  3,870   $  9,180   $  7,740
  Identifiable assets.............  $170,779   $174,055   $170,779   $174,055

Cold Finished Steel Bars:
  Units shipped (Tons)............      48.4       53.0       87.8      101.0
  Net Sales.......................  $ 44,025   $ 49,627   $ 81,650   $ 92,954
  Operating income................  $  2,800   $  4,070   $  5,472   $  6,739
  Depreciation and amortization...  $    419   $    347   $    839   $    693
  Identifiable assets.............  $ 58,420   $ 57,005   $ 58,420   $ 57,005

Steel Tubes:
  Units shipped (Tons)............      24.2       25.3       47.1       48.0
  Net Sales.......................  $ 31,661   $ 31,542   $ 61,811   $ 60,337
  Operating income................  $  2,382   $  2,985   $  4,337   $  4,864
  Depreciation and amortization...  $    583   $    510   $  1,178   $  1,035
  Identifiable assets.............  $ 43,839   $ 42,652   $ 43,839   $ 42,652

Aluminum Products:
  Units shipped (Pounds)..........    59,833     58,336    109,466    109,509
  Net Sales.......................  $ 73,280   $ 86,092   $137,169   $154,292
  Operating income................  $  3,766   $  5,262   $  5,417   $  9,447
  Depreciation and amortization...  $  3,454   $  3,386   $  6,937   $  6,717
  Identifiable assets.............  $227,862   $252,886   $227,862   $252,886

         Consolidated net sales for the three and six months ended April 30, 1996, were $218.3 million and $407.1 million, respectively, representing decreases of $16.0 million, or 7%, and $27.1 million, or 6%, respectively, when compared to the same periods last year. The reduction in net sales was primarily attributable to lower sales volumes compared to the record levels achieved in fiscal 1995.

         Net sales from the Company's hot rolled steel bar business for the three and six months ended April 30, 1996, were $73.1 million and $134.6 million, respectively, representing increases of $1.7 million, or 2%, and $814 thousand, or 1%, respectively, when compared to the same periods last year. Average selling price for the second quarter declined approximately 3% which is attributable to slightly weaker conditions in the durable goods markets. The sales decrease resulting from lower average selling prices was offset by higher volume resulting from improved market share and the additional capacity added during fiscal year 1995.

         Net sales from the Company's cold finished steel bar business for the three and six months ended April 30, 1996, were $44.0 million and $81.7 million, respectively, representing decreases of $5.6 million, or 11%, and $11.3 million, or 12%, respectively, when compared to the same periods last year. Business levels improved during the second quarter over the first quarter of fiscal 1996 as steel service centers returned to more normal buying patterns late in the quarter following a period of working down inventories. However, business remained below the all-time record levels experienced during the second quarter of fiscal 1995.


                                       (8)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

         Net sales from the Company's steel tube business for the three and six months ended April 30, 1996, were $31.7 million and $61.8 million, respectively, representing increases of $119 thousand, or less than 1%, and $1.5 million, or 2%, respectively, when compared to the same periods last year. Average selling prices for the second quarter of fiscal 1996 increased by approximately 5% as compared to the second quarter of fiscal 1995 mostly due to product mix. Year-to-date average selling prices increased by approximately 4% as compared to the same prior year period partly due to product mix and continued strength in the seamless heat exchanger/condenser markets.

         Net sales from the Company's aluminum products business for the three and six months ended April 30, 1996, were $73.3 million and $137.2 million, respectively, representing decreases of $12.8 million, or 15%, and $17.1 million, or 11%, respectively, when compared to the same periods last year. Average selling price for the second quarter of fiscal 1996 was down approximately 18% as compared to the second quarter of fiscal 1995. Year-to-date average selling prices decreased by approximately 11% as compared to the same prior year period. Volumes for both the quarter and year-to-date are comparable to the same periods in fiscal 1995.

         Consolidated operating income for the three and six months ended April 30, 1996, was $15.2 million and $24.8 million, respectively, representing decreases of $2.0 million, or 12%, and $2.7 million, or 10%, respectively, when compared to the same periods last year.

         Operating income from the Company's hot rolled steel bar business for the three and six months ended April 30, 1996, was $10.3 million and $17.7 million, respectively, representing increases of $282 thousand, or 3%, and $641 thousand, or 4%, respectively, when compared to the same periods last year. The improvement resulted principally from higher volume offset by lower average selling prices.

         Operating income from the Company's cold finished steel bar business for the three and six months ended April 30, 1996, was $2.8 million and $5.5 million, respectively, representing decreases of $1.3 million, or 31%, and $1.3 million, or 19%, respectively, when compared to the same periods last year. The decrease is attributable to lower volume and net sales. However, the second quarter of 1995 represented all-time performance records for volume, net sales, and operating income.

         Operating income from the Company's steel tube business for the three and six months ended April 30, 1996, was $2.4 million and $4.3 million, respectively, representing decreases of $603 thousand, or 20%, and $527 thousand, or 11%, respectively, when compared to the same periods last year. The decrease resulted primarily from lower margins. The quarter was also marginally affected by start-up costs at the NitroSteel division.

         Operating income from the Company's aluminum products business for the three and six months ended April 30, 1996, was $3.8 million and $5.4 million, respectively, representing decreases of $1.5 million, or 28%, and $4.0 million, or 43%, respectively, when compared to the same periods last year. The decreases were principally related to lower price spreads.

         Selling, general and administrative expenses decreased by $1.0 million, or 8%, and $1.7 million, or 7%, respectively, for the three and six months ended April 30, 1996, as compared to the same periods of 1995. However, as a percentage of net sales, selling, general and administrative expenses are essentially unchanged for both the quarter and year-to-date as compared to the same periods last year.

                                       (9)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

         Interest expense was relatively flat as compared to the same periods of 1995. Increased interest related to the Company's $84.9 million of 6.88% Convertible Subordinated Debentures that were issued in June 1995 in exchange for the Company's outstanding preferred stock was offset by the early extinguishment of a portion of the Company's senior debt in the first quarter of fiscal 1995 and the early extinguishment of the remaining senior debt in the first fiscal quarter of 1996.

         Capitalized interest decreased by $759 thousand and $1.7 million, respectively, as compared to the first and second quarter of fiscal 1995. The decrease is associated with the completion in March 1995 of the Phase II MacSteel Ultra Clean Steel Program.

         Net income attributable to common shareholders for the three and six months ended April 30, 1996, was $8.1 million and $9.7 million, respectively, as compared to $8.3 million and $9.5 million, respectively, for the same 1995 periods, after deducting preferred dividends of $1.5 million from the first and second quarters of fiscal 1995. Included in the six months ended April 30, 1996 and 1995, were extraordinary charges of $2.5 million and $2.0 million, respectively, relating to early extinguishment of debt. Included in "Other, net" for the three and six months ended April 30, 1996, was a $2.3 million pretax gain which represents the final recovery of a business interruption claim related to a fire at the Company's Lincolnshire, Illinois facility that occurred in 1993. Also included in "Other, net" for the three and six months ended April 30, 1996, was $1.5 million resulting from a loss on abandonment of idle assets. Included in "Other, net" for the three and six months ended April 30, 1995 was a $1.1 million pretax gain related to a life insurance policy on a deceased former officer. Also included in "Other, net" was investment income of $342 thousand and $690 thousand, respectively, for the three and six months ended April 30, 1996, as compared to investment income of $213 thousand and an investment loss of $80 thousand, respectively, for the same 1995 periods.


Liquidity and Capital Resources

         The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under a $75 million unsecured revolving credit facility with a group of banks (the "Bank Agreement"). All borrowings under the Bank Agreement bear interest, at the option of the Company, at either floating prime or a reserve adjusted Eurodollar rate. The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined. The Bank Agreement limits the payment of dividends and certain restricted investments. Under the Bank Agreement, at April 30, 1996, there were $50.0 million of outstanding borrowings. The amount outstanding under the Bank Agreement increased during the quarter ended January 31, 1996, in order to fund the repurchase of the Company's remaining senior debt.

         In December 1995, the Company acquired all of its outstanding 10.77% Senior Notes for a purchase price equal to 107.5% of the principal amount plus accrued interest. The acquisition and related expenses resulted in an after-tax extraordinary charge of approximately $2.5 million in the first quarter of 1996. The acquisition was funded with cash and additional borrowings under the Bank Agreement.








                                      (10)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

         On June 30, 1995, the Company exercised its right under the terms of the Preferred Stock to exchange such stock for $84,920,000 principal amount of Debentures. Interest on the Debentures is payable semi-annually on June 30 and December 31 of each year. The Debentures are subject to mandatory annual sinking fund payments sufficient to redeem 25% of the Debentures issued on each of June 30, 2005 and June 30, 2006, to retire a total of 50% of the Debentures before maturity. The Debentures are subordinate to all senior indebtedness of the Company and are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $31.50 per share.

         At April 30, 1996, the Company had commitments of $13 million for the purchase or construction of capital assets. The Company's $52 million (not including approximately $9 million in capitalized interest) Phase II MacSteel Ultra Clean Steel Program, which increased capacity by approximately 50,000 tons, was completed in fiscal 1995. In December 1995, the Company's Board of Directors approved Phase III of the MacSteel expansion project. Phase III is designed to improve melting and casting capabilities and is expected to increase capacity by approximately 70,000 tons. The project also includes significant upgrades to pollution control systems to ensure compliance with new EPA standards under the Clean Air Act. Phase III is expected to cost approximately $60 million and should be completed during fiscal year 1998. The Company plans to fund this capital investment through cash flow from operations and, if necessary, additional borrowings.

         On June 10, 1996, the Company announced that it had signed a letter of intent to acquire substantially all of the net assets of Piper Impact, Inc. ("Piper"). The ultimate transaction will be consummated pursuant to a definitive agreement to be negotiated between the Company and Piper. The Company intends to increase its present revolving credit facility of $75 million to $250 million in order to finance the Piper acquisition and its related working capital requirements together with the Company's other capital needs. The acquisition is expected to be completed in July 1996.

         In management's opinion, the Company currently has sufficient funds and adequate financial sources available to meet its anticipated liquidity needs. Management believes that cash flow from operations, cash balances and available borrowings, including the above referenced anticipated increase in the revolving credit facility, should be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures, debt service requirements and dividends.

OPERATING ACTIVITIES

         Cash provided by operating activities during the six months ended April 30, 1996, was $15.9 million as compared to $5.5 million during the six months ended April 30, 1995. The increase was principally due to lower working capital.

INVESTMENT ACTIVITIES

         Net cash used by investment activities during the six months ended April 30, 1996, was $14.8 million as compared to net cash provided by investment activities of $38.7 million for the same 1995 period. The decrease in cash provided by investment activities was principally due to decreases in short-term investments during the six months ended April 30, 1995. Capital expenditures, net of retirements, for the six months ended April 30, 1996, were $12.0 million as compared to $14.9 million for the same 1995 period. The Company estimates that fiscal 1996 capital expenditures will approximate $40 to $50 million.

FINANCING ACTIVITIES

         Cash used by financing activities for the six months ended April 30, 1996, was $8.0 million, principally consisting of $44.7 million for the early extinguishment of long-term debt, a $10.0 million reduction in notes payable and $4.1 million in common dividends. These uses of funds were mostly offset by long-term bank borrowings of $50.0 million.

                                      (11)

         PART II. OTHER INFORMATION



Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

On February 22, 1996, the Company held its regular Annual Meeting of Stockholders (the "Annual Meeting").

At the Annual Meeting, Gerald B. Haeckel and Michael J. Sebastian were elected as directors for a three year term. The following sets forth the number of shares that voted for and for which votes were withheld for the election of each of such persons:

                                     For        Withheld
                                  ----------    --------
Gerald B. Haeckel                 11,399,916     109,944
Michael J. Sebastian              11,401,598     108,263


In addition, at the Annual Meeting, the stockholders of the Company ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors, approved an amendment to the Company's Deferred Compensation Plan and approved the 1996 Employee Stock Option and Restricted Stock Plan. The ratification of Deloitte & Touche LLP as the Company's independent auditors was approved with 11,410,291 votes cast for approval, 44,408 votes cast against and 55,106 abstentions. The amendment to the Deferred Compensation Plan was approved with 9,151,318 votes cast for approval, 429,961 votes cast against, 145,780 abstentions and 1,782,766 broker non-votes. The 1996 Employee Stock Option and Restricted Stock Plan was approved with 9,174,586 votes cast for approval, 443,801 votes cast against, 110,024 abstentions and 1,781,414 broker non-votes.



Item 5 - Other Information.
- ---------------------------

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


                                   QUANEX CORPORATION



                                   /s/ Viren M. Parikh
                                   -------------------
                                   Viren M. Parikh
                                   Controller (Chief Accounting Officer)

Date  June 10, 1996
- -------------------





























                                      (13)