Form 10-Q
period 1996-07-31
QUANEX CORP
filed 1996-09-12
CIK 276889

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q


                                 (Mark One)

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                         Outstanding at July 31, 1996
- ---------------------------------------      -------------------------------
Common Stock, par value $0.50 per share                 13,526,891

                                QUANEX CORPORATION
                                      INDEX



                                                                     Page No.
Part I.   Financial Information:

     Item 1:  Financial Statements

              Consolidated Balance Sheets - July 31, 1996 and
                 October 31, 1995 ..................................     1

              Consolidated Statements of Income - Three and Nine
                 Months Ended July 31, 1996 and 1995................     2

              Consolidated Statements of Cash Flow - Nine Months
                 Ended July 31, 1996 and 1995 ......................     3

              Notes to Consolidated Financial Statements ............   4-6

     Item 2:  Management's Discussion and Analysis of Results of
              Operations and Financial Condition ....................  7-12

Part II.   Other Information

     Item 5:  Other Information .....................................    13

     Item 6:  Exhibits and Reports on Form 8-K ......................    13

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               QUANEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                   July 31,          October 31,
                                                     1996                1995
                                                  ----------          ----------
                                                  (Unaudited)          (Audited)
ASSETS

Current assets:
  Cash and equivalents ............................$ 31,533            $ 45,213
  Accounts and notes receivable, net ..............  89,214             104,240
  Inventories .....................................  94,104              84,676
  Deferred income taxes ...........................   6,779               6,848
  Prepaid expenses ................................   1,061               1,398
                                                  ----------          ----------
          Total current assets .................... 222,691             242,375

Property, plant and equipment ..................... 548,324             525,325
Less accumulated depreciation and amortization ....(293,488)           (266,761)
                                                  ----------          ----------
Property, plant and equipment, net ................ 254,836             258,564

Goodwill, net .....................................  31,349              32,064
Other assets ......................................  16,929              13,744
                                                  ----------          ----------

                                                   $525,805            $546,747
                                                  ==========          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable ................................... $   -              $ 10,000
  Accounts payable ................................  84,438              91,730
  Income taxes payable ............................   3,127                 423
  Accrued expenses ................................  37,578              42,087
  Current maturities of long-term debt ............       -              20,968
                                                  ----------          ----------
          Total current liabilities ............... 125,143             165,208

Long-term debt .................................... 118,195             111,894
Deferred pension credits ..........................  16,110              16,656
Deferred postretirement welfare benefits ..........  54,833              53,185
Deferred income taxes .............................  27,461              29,278
                                                  ----------          ----------
          Total liabilities ....................... 341,742             376,221

Stockholders' equity:
  Common stock, $.50 par value ....................   6,763               6,743
  Additional paid-in capital ......................  93,165              92,406
  Retained earnings ...............................  87,144              74,426
  Unearned compensation ...........................    (277)               (317)
  Adjustment for minimum pension liability ........  (2,732)             (2,732)
                                                  ----------          ----------
          Total stockholders' equity .............. 184,063             170,526
                                                  ----------          ----------

                                                   $525,805            $546,747
                                                  ==========          ==========




                                           (1)

                               QUANEX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                      Three Months Ended     Nine Months Ended
                                            July 31              July 31
                                       ----------------      ----------------
                                         1996      1995        1996     1995
                                       -------  -------      ------   -------
                                                    (Unaudited)
Net sales............................ $225,463  $228,172    $632,576  $662,405
Cost and expenses:
  Cost of sales......................  193,109   198,016     551,209   579,805
  Selling, general and
     administrative expense..........   15,422    11,130      39,586    35,996
                                       -------   -------     -------   -------
Operating income.....................   16,932    19,026      41,781    46,604
Other income (expense):
  Interest expense...................   (2,313)   (2,522)     (7,453)   (7,672)
  Capitalized interest...............      160        -          287     1,867
  Other, net.........................      988        52       2,151       714
Income before income taxes and         -------   -------     -------   -------
     extraordinary charge............   15,767    16,556      36,766    41,513
Income tax expense...................   (6,622)   (6,953)    (15,442)  (17,435)
                                       -------   -------     -------   -------
Income before extraordinary charge...    9,145     9,603      21,324    24,078
Extraordinary charge - early
     extinguishment of debt..........       -         -       (2,522)   (2,021)
                                       -------   -------     -------   -------
Net income...........................    9,145     9,603      18,802    22,057
Preferred dividends..................       -       (990)         -     (3,957)
Net income attributable to             -------   -------     -------   -------
     common stockholders............. $  9,145  $  8,613    $ 18,802  $ 18,100
                                       =======   =======     =======   =======
Earnings per common share:
   Primary before
      extraordinary charge........... $   0.67  $   0.63    $   1.57  $   1.48
   Extraordinary charge..............       -         -        (0.19)    (0.15)
                                       -------   -------     -------   -------
      Total primary net earnings..... $   0.67 $    0.63    $   1.38  $   1.33
                                       =======   =======     =======   =======
   Fully diluted before
      extraordinary charge........... $   0.61  $   0.59    $   1.47  $   1.48
   Extraordinary charge..............       -         -        (0.15)    (0.15)
                                       -------   -------     -------   -------
      Total assuming full dilution... $   0.61  $   0.59    $   1.32  $   1.33
                                       =======   =======     =======   =======
Weighted average shares outstanding:
   Primary...........................   13,659    13,642      13,630    13,598
                                       =======   =======     =======   =======
   Assuming full dilution............   16,355    16,382      16,326    13,598
                                       =======   =======     =======   =======



                                      (2)

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                             Nine Months Ended
                                                                 July 31,
                                                           --------------------
                                                            1996          1995
                                                           ------        ------
                                                               (Unaudited)
Operating activities:
  Net income..............................................$18,802       $22,057
  Adjustments to reconcile net income
    to cash provided by operating activities:
     Depreciation and amortization........................ 27,800        24,672
     Deferred income taxes................................ (1,817)        3,953
     Deferred pension costs...............................   (546)         (921)
     Deferred postretirement welfare benefits.............  1,648         1,936
                                                           ------        ------
                                                           45,887        51,697
  Changes in assets and liabilities net of effects from
    acquisitions and dispositions:
     Decrease (increase) in accounts and notes receivable  15,283       (12,336)
     Increase in inventory...............................  (9,428)       (8,074)
     Increase (decrease) in accounts payable.............  (7,292)        3,940
     Increase (decrease) in accrued expenses.............  (4,509)        3,693
     Other, net..........................................   3,110          (765)
                                                           ------        ------
          Cash provided by operating activities..........  43,051        38,155

Investment activities:
  Capital expenditures, net of retirements............... (22,715)      (21,052)
  Decrease in short-term investments.....................      -         54,070
  Other, net.............................................  (4,084)         (672)
                                                           ------        ------
          Cash provided (used) by investment activities.. (26,799)       32,346

          Cash provided by operating and                   ------        ------
               investment activities.....................  16,252        70,501

Financing activities:
  Notes payable borrowings (repayments).................. (10,000)       10,000
  Purchase of Senior Notes............................... (44,667)      (59,500)
  Bank borrowings (repayments), net. ....................  30,000            -
  Common dividends paid..................................  (6,084)       (5,908)
  Preferred dividends paid...............................      -         (4,451)
  Other, net.............................................     819         1,043
                                                           ------        ------
          Cash used by financing activities.............. (29,932)      (58,816)

Decrease in cash and equivalents......................... (13,680)       11,685
Cash and equivalents at beginning of period..............  45,213        34,041
                                                           ------        ------
Cash and equivalents at end of period.................... $31,533       $45,726
                                                           ======        ======
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest................................................. $ 9,941       $ 6,518
Income taxes............................................. $12,651       $12,209








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


2. Inventories
- --------------
Inventories consist of the following:                July 31,     October 31,
                                                       1996           1995
                                                     -------        -------
                                                         (In thousands)
Inventories valued at lower of cost
  (principally LIFO method) or market:
   Raw materials ..................................  $29,498        $27,655
   Finished goods and work in process .............   55,195         48,071
                                                     -------        -------
                                                      84,693         75,726

Other .............................................    9,411          8,950
                                                    --------        -------
                                                     $94,104        $84,676
                                                    ========        =======
With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $19 million at July 31, 1996 and $24 million at October 31, 1995

3. Long-Term Debt and Financing Arrangements
- --------------------------------------------
On June 30, 1995, the Company exercised its right under the terms of its Cumulative Convertible Exchangeable Preferred Stock to exchange such stock for an aggregate of $84,920,000 of its 6.88% Convertible Subordinated Debentures due June 30, 2007 ("Debentures"). Interest is payable semi-annually on June 30 and December 31 of each year. The Debentures are subject to mandatory annual sinking fund payments sufficient to redeem 25% of the Debentures issued on each of June 30, 2005 and June 30, 2006, to retire a total of 50% of the Debentures before maturity. The Debentures are subordinate to all senior indebtedness of the Company and are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $31.50 per share.

In December 1995, the Company acquired all of its outstanding 10.77% Senior Notes for a purchase price equal to 107.5% of the principal amount plus accrued interest. The acquisition and related expenses resulted in an after-tax extraordinary charge of approximately $2.5 million ($4.3 million before tax) in the first quarter of 1996.

On July 23, 1996, the Company replaced its $75 million Revolving Credit and Letter of Credit Agreement with an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement consists of a revolving line of credit ("Revolver") and up to two term loans not to exceed $100 million in the aggregate and repayable at a time selected by the Company to be no later than July 23, 2004. Any term loan elections reduce the amount available under the Revolver. The Bank Agreement expires July 23, 2001, and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either a) the prime rate or the federal funds rate plus one percent, whichever is higher, or b) a Eurodollar based rate. At July 31, 1996, the Company had $30.0 million outstanding under the Revolver and no term loans outstanding.

                                       (4)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.  Industry Segment Information
- --------------------------------
 Quanex is principally a specialty metals producer. The Company's operations primarily consist of four segments: hot rolled steel bars, cold finished steel bars, steel tubes, and aluminum products.

                                             Cold                                   Corporate
 Three Months Ended          Hot Rolled    Finished        Steel      Aluminum          and        Consoli-
 July 31, 1996               Steel Bars   Steel Bars       Tubes      Products       Other(1)       dated
 ------------------          ----------    ----------    ----------  ----------     ----------    ----------
                                                                  (in thousands)
 Units shipped:
  To unaffiliated companies    129.2 Tons      45.1 Tons     21.2 Tons  70,293 Lbs.
  Intersegment............       5.6             -             -            -
                             -------        -------       -------      -------
 Total....................     134.8 Tons      45.1 Tons     21.2 Tons  70,293 Lbs.
                             =======        =======       =======      =======
 Net Sales:
  To unaffiliated companies  $70,142        $39,179       $26,704      $89,438            -       $225,463
  Intersegment(2).........     3,028            -              -          -           $(3,028)        -
                             -------        -------       -------      -------         -------     -------
 Total....................   $73,170        $39,179       $26,704      $89,438        $(3,028)    $225,463
                             =======        =======       =======      =======         =======     =======
 Operating income (loss)..   $ 9,324        $ 2,404       $   597      $ 7,807        $(3,200)    $ 16,932
                             =======        =======       =======      =======         =======     =======

                                             Cold                                   Corporate
 Three Months Ended          Hot Rolled    Finished        Steel     Aluminum          and         Consoli-
 July 31, 1995               Steel Bars   Steel Bars       Tubes     Products        Other(1)        dated
 ------------------          ----------    ----------    ----------  ----------     ----------    ----------
 Units shipped:
  To unaffiliated companies    120.8 Tons      44.1 Tons     21.5 Tons  59,824 Lbs.
  Intersegment............       5.1            -             -             -
                             -------        -------       -------      -------
 Total....................     125.9 Tons      44.1 Tons     21.5 Tons  59,824 Lbs.
                             =======        =======       =======      =======
 Net Sales:
  To unaffiliated companies  $70,244        $41,198       $27,478      $89,252            -       $228,172
  Intersegment(2).........     2,982           -               -1         -           $(2,981)         -
                             -------        -------       -------      -------         -------     -------
 Total....................   $73,226        $41,198       $27,477      $89,252        $(2,981)    $228,172
                             =======        =======       =======      =======         =======     =======
 Operating income (loss)..   $11,980        $ 2,685       $ 1,212      $ 6,264        $(3,115)    $ 19,026
                             =======        =======       =======      =======         =======     =======

                                             Cold                                   Corporate
 Nine Months Ended            Hot Rolled    Finished       Steel     Aluminum          and         Consoli-
 July 31, 1996                Steel Bars   Steel Bars      Tubes     Products        Other(1)        dated
 ----------------             ----------   ----------    ----------  ----------     ----------    ----------
 Units shipped:
  To unaffiliated companies    360.1 Tons     132.9 Tons     68.3 Tons 179,759 Lbs.
  Intersegment............      19.7            -              -            -
                             -------        -------       -------      -------
 Total....................     379.8 Tons     132.9 Tons     68.3 Tons 179,759 Lbs.
                             =======        =======       =======      =======
 Net Sales:
  To unaffiliated companies $196,625       $120,829       $88,515     $226,607           -        $632,576
  Intersegment(2).........    11,186          -              -            -          $(11,186)         -
                             -------        -------       -------      -------        -------      -------
 Total....................  $207,811       $120,829       $88,515     $226,607       $(11,186)    $632,576
                             =======        =======       =======      =======         =======     =======
 Operating income (loss)..  $ 26,999       $  7,876       $ 4,934     $ 13,224       $(11,252)    $ 41,781
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

                                      (5)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. Subsequent Event
- -------------------
On August 9, 1996, the Company completed the acquisition of substantially all of the assets of Piper Impact, Inc. ("Piper"). Piper is a manufacturer of custom-designed, impact-extruded aluminum and steel parts for the transportation, electronics and defense markets. Piper Impact's net sales for the years ended December 31, 1995 and 1994, were $106.9 million and $95.3 million, respectively. Piper Impact has production facilities in New Albany, Mississippi and Park City, Utah. Piper Impact assets, net of various liabilities, were acquired for approximately $130 million in cash, cash equivalents, and notes. To finance the acquisition, the Company entered into an unsecured revolving credit/term loan facility with a group of five banks which provides for the borrowing of up to $250 million. This agreement replaced the Company's $75 million revolving credit facility (See Note 3).













































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

         A record-breaking performance by the Company's aluminum products group contributed to record third quarter earnings attributable to common shareholders of $9.1 million, or 67 cents per common share, on net sales of $225.5 million. These results compare with prior year third quarter earnings attributable to common shareholders of $8.6 million, or 63 cents per common share, on net sales of $228.2 million. With higher volumes and lower conversion costs at its aluminum mini-mill, the Company's aluminum products group capitalized on improved building products markets and stronger overall demand to achieve its best-ever quarterly operating earnings and shipping volumes during the three month period ended July 31, 1996.

         The Company's hot rolled steel bar business experienced lower operating income for the third quarter of fiscal 1996 compared to the record third quarter of fiscal 1995. The results for the third quarter of 1995 reflect unusually high surcharges for molybdenum, chrome and scrap, which did not apply in the third quarter of 1996. Also, operating income was impacted in the third quarter of 1996 by increased depreciation related to the completed Phase II expansion project, an extended summer maintenance shutdown taken during the third quarter of 1996 for preliminary work on the Phase III expansion project, and by higher accruals to the allowance for doubtful accounts.

         The Company's cold finished steel bar business results for the third quarter were affected by lower average selling prices as compared to the third quarter of fiscal 1995. Slightly higher volume, resulting from improved market share, helped to offset lower selling prices.

         The Company's steel tube business results for the third quarter were affected by higher conversion costs as compared to the third quarter of fiscal 1995. The third quarter is seasonally the weakest quarter in the Company's steel tube business.

         The Company's aluminum products business was affected in the third quarter by improved demand and lower conversion costs. The aluminum business achieved record operating income in the third quarter of fiscal 1996. Year-to-date results have been affected by weaker margins between selling prices and raw material costs. These margins, referred to herein as "price spreads", are a key financial performance indicator in the aluminum products business.

         The Company currently expects that overall business levels for the fourth quarter of fiscal 1996 should be similar to those experienced during the same period of fiscal 1995. However, the acquisition of Piper Impact (see note
5) will affect the fourth quarter and is expected to result in higher sales and be accretive to earnings. Improved financial results will be dependent upon, among other things, the strength of the economy, improvements in the markets which the Company serves and improvement in the price spreads of aluminum products.

         During the first quarter of fiscal 1996, the Company acquired its remaining 10.77% Senior Notes for a purchase price equal to 107.5% of the principal amount plus accrued interest. The purchase resulted in an extraordinary charge of $2.5 million.



                                       (7)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

The following table sets forth selected operating data for the Company's four businesses:
                                      Three Months Ended     Nine Months Ended
                                           July 31,               July 31,
                                        1996       1995       1996       1995
                                                    (In thousands)
Hot Rolled Steel Bars:
  Units shipped (Tons)............     134.8      125.9      379.8      370.6
  Net Sales.......................  $ 73,170   $ 73,226   $207,811   $207,053
  Operating income................  $  9,324   $ 11,980   $ 26,999   $ 29,014
  Depreciation and amortization...  $  4,590   $  3,870   $ 13,770   $ 11,610
  Identifiable assets.............  $164,209   $167,424   $164,209   $167,424

Cold Finished Steel Bars:
  Units shipped (Tons)............      45.1       44.1      132.9      145.1
  Net Sales.......................  $ 39,179   $ 41,198   $120,829   $134,152
  Operating income................  $  2,404   $  2,685   $  7,876   $  9,424
  Depreciation and amortization...  $    400   $    346   $  1,239   $  1,039
  Identifiable assets.............  $ 54,957   $ 49,705   $ 54,957   $ 49,705

Steel Tubes:
  Units shipped (Tons)............      21.2       21.5       68.3       69.5
  Net Sales.......................  $ 26,704   $ 27,477   $ 88,515   $ 87,814
  Operating income................  $    597   $  1,212   $  4,934   $  6,076
  Depreciation and amortization...  $    552   $    490   $  1,730   $  1,525
  Identifiable assets.............  $ 41,675   $ 40,850   $ 41,675   $ 40,850

Aluminum Products:
  Units shipped (Pounds)..........    70,293     59,824    179,759    169,333
  Net Sales.......................  $ 89,438   $ 89,252   $226,607   $243,544
  Operating income................  $  7,807   $  6,264   $ 13,224   $ 15,711
  Depreciation and amortization...  $  3,621   $  3,199   $ 10,558   $  9,916
  Identifiable assets.............  $225,143   $242,816   $225,143   $242,816

         Consolidated net sales for the three and nine months ended July 31, 1996, were $225.5 million and $632.6 million, respectively, representing decreases of $2.7 million, or 1%, and $29.8 million, or 5%, respectively, when compared to the same periods last year. The reduction in net sales was primarily attributable to lower selling prices compared to fiscal 1995.

         Net sales from the Company's hot rolled steel bar business for the three and nine months ended July 31, 1996, were $73.2 million and $207.8 million, respectively, representing a decrease of $56 thousand and an increase of $758 thousand, respectively, when compared to the same periods last year. Average selling price for the third quarter declined approximately 7% which is attributable to unusually high molybdenum, chrome and scrap surcharges in the prior year period. The sales decrease resulting from lower average selling prices was offset by higher volume resulting from improved market share and the additional capacity added during fiscal year 1995.

         Net sales from the Company's cold finished steel bar business for the three and nine months ended July 31, 1996, were $39.2 million and $120.8 million, respectively, representing decreases of $2.0 million, or 5%, and $13.3 million, or 10%, respectively, when compared to the same periods last year. The decrease is principally attributable to lower selling prices for the three month period and a combination of lower volume and lower selling prices for the nine month period. Cold finished steel bar business remained below the all-time record levels experienced during fiscal 1995.




                                       (8)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

         Net sales from the Company's steel tube business for the three and nine months ended July 31, 1996, were $26.7 million and $88.5 million, respectively, representing a decrease of $773 thousand and an increase of $701 thousand, respectively, when compared to the same periods last year. Typically the third fiscal quarter is seasonally the weakest.

         Net sales from the Company's aluminum products business for the three and nine months ended July 31, 1996, were $89.4 million and $226.6 million, respectively, representing an increase of $186 thousand and a decrease of $16.9 million, or 7%, respectively, when compared to the same periods last year. Average selling price for the third quarter of fiscal 1996 was down approximately 15% as compared to the third quarter of fiscal 1995. Year-to-date average selling prices decreased by approximately 12% as compared to the same prior year period. Record volume in the third quarter offset the lower selling prices.

         Consolidated operating income for the three and nine months ended July 31, 1996, was $16.9 million and $41.8 million, respectively, representing decreases of $2.1 million, or 11%, and $4.8 million, or 10%, respectively, when compared to the same periods last year.

         Operating income from the Company's hot rolled steel bar business for the three and nine months ended July 31, 1996, was $9.3 million and $27.0 million, respectively, representing decreases of $2.7 million, or 22%, and $2.0 million, or 7%, respectively, when compared to the same periods last year. The decreases resulted principally from unusually high surcharges last year for molybdenum, chrome and scrap, which did not apply in the third quarter of 1996. Also, operating income was impacted in the third quarter of 1996 by increased depreciation related to the completed Phase II expansion project, an extended summer maintenance shutdown taken during the third quarter of 1996 for preliminary work on the Phase III expansion project, and by higher accruals to the allowance for doubtful accounts..

         Operating income from the Company's cold finished steel bar business for the three and nine months ended July 31, 1996, was $2.4 million and $7.9 million, respectively, representing decreases of $281 thousand, or 10%, and $1.5 million, or 16%, respectively, when compared to the same periods last year. The decrease is attributable to lower volume and net sales. However, 1995 represented a record for third quarter operating income.

         Operating income from the Company's steel tube business for the three and nine months ended July 31, 1996, was $597 thousand and $4.9 million, respectively, representing decreases of $615 thousand and $1.1 million, respectively, when compared to the same periods last year. The decrease resulted primarily from higher conversion costs and slightly lower volume. The quarter and year-to-date were also marginally affected by start-up costs at the NitroSteel division which is a small division acquired by the Company in early fiscal 1995.

         Operating income from the Company's aluminum products business for the three and nine months ended July 31, 1996, was $7.8 million and $13.2 million, respectively, representing an increase of $1.5 million, or 25%, and a decrease of $2.5 million, or 16%, respectively, when compared to the same periods last year. Higher volume and lower conversion costs contributed to a record third quarter in fiscal 1996. Year-to-date results have been negatively affected by lower price spreads.





                                       (9)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

         Selling, general and administrative expenses increased by $4.3 million, or 39%, and $3.6 million, or 10%, respectively, for the three and nine months ended July 31, 1996, as compared to the same periods of 1995. The increase is primarily due to higher accruals to the allowance for doubtful accounts in the hot rolled steel bar and the aluminum products businesses.

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

         Capitalized interest increased by $160 thousand and decreased by $1.6 million, respectively, as compared to the quarter and year-to-date of fiscal 1995. The increase in the quarter reflects ongoing construction related to the Phase III MacSteel Expansion Project. The year-to-date decrease is associated with the completion in March 1995 of the Phase II MacSteel Ultra Clean Steel Program.

         Net income attributable to common shareholders for the three and nine months ended July 31, 1996, was $9.1 million and $18.8 million, respectively, as compared to $8.6 million and $18.1 million, respectively, for the same 1995 periods, after deducting preferred dividends of $990 thousand from the three month period and $4.0 million from the nine month period of fiscal 1995. Included in the nine months ended July 31, 1996 and 1995, were extraordinary charges of $2.5 million and $2.0 million, respectively, relating to early extinguishment of debt. Included in "Other, net" for the nine months ended July 31, 1996, was a $2.3 million pretax gain which represents the final recovery of a business interruption claim related to a fire at the Company's Lincolnshire, Illinois facility that occurred in 1993. Also included in "Other, net" for the nine months ended July 31, 1996, was $1.5 million resulting from a loss on abandonment of idle assets. Included in "Other, net" for the nine months ended July 31, 1995 was a $1.1 million pretax gain related to a life insurance policy on a deceased former officer. Also included in "Other, net" was investment income of $605 thousand and $1.2 million, respectively, for the three and nine months ended July 31, 1996, as compared to investment income of $416 thousand and $336 thousand, respectively, for the same 1995 periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement replaced the Company's former $75 million Revolving Credit and Letter of Credit Agreement, effective July 23, 1996. The Bank Agreement consists of a revolving line of credit ("Revolver") and up to two term loans not to exceed $100 million in the aggregate and repayable at a date selected by the Company to be no later than July 23, 2004. Any term loan elections reduce the amount available under the Revolver. The Bank Agreement expires July 23, 2001, and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either a) the prime rate or the federal funds rate plus one percent, whichever is higher, or b) a Eurodollar based rate. The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined. The Bank Agreement limits the payment of dividends and certain restricted investments. Under the Bank Agreement, at July 31, 1996, there were $30.0 million of outstanding borrowings. Additional borrowings under the Bank Agreement will be used to fund the acquisition of Piper Impact (See Note 5).

                                      (10)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

         In December 1995, the Company acquired all of its outstanding 10.77% Senior Notes for a purchase price equal to 107.5% of the principal amount plus accrued interest. The acquisition and related expenses resulted in an after-tax extraordinary charge of approximately $2.5 million in the first quarter of 1996. The acquisition was funded with cash and additional borrowings under the Bank Agreement.
         On June 30, 1995, the Company exercised its right under the terms of the Preferred Stock to exchange such stock for $84,920,000 principal amount of Debentures. Interest on the Debentures is payable semi-annually on June 30 and December 31 of each year. The Debentures are subject to mandatory annual sinking fund payments sufficient to redeem 25% of the Debentures issued on each of June 30, 2005 and June 30, 2006, to retire a total of 50% of the Debentures before maturity. The Debentures are subordinate to all senior indebtedness of the Company and are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $31.50 per share.
         At July 31, 1996, the Company had commitments of $15 million for the purchase or construction of capital assets. The Company's $52 million (not including approximately $9 million in capitalized interest) Phase II MacSteel Ultra Clean Steel Program, which increased capacity by approximately 50,000 tons, was completed in fiscal 1995. In December 1995, the Company's Board of Directors approved Phase III of the MacSteel expansion project. Phase III is designed to improve melting and casting capabilities and is expected to increase capacity by approximately 70,000 tons. The project also includes significant upgrades to pollution control systems to ensure compliance with new EPA standards under the Clean Air Act. Phase III is expected to cost approximately $60 million and should be completed during fiscal year 1998. The Company plans to fund this capital investment through cash flow from operations and, if necessary, additional borrowings.
         On August 9, 1996, the Company completed the acquisition of substantially all of the assets of Piper Impact, Inc. ("Piper"). Piper's assets, net of various liabilities, were acquired for approximately $130 million in cash, cash equivalents, and notes. To finance the acquisition, the Company entered into an unsecured revolving credit/term loan facility with a group of five banks which provides for the borrowing of up to $250 million. This agreement replaced the Company's $75 million revolving credit facility (See Note
3). Subsequent to the acquisition, the Company's Board of Directors approved additional capital expenditures at Piper totalling approximately $55 million. These expenditures will provide the capacity needed to supply major new customer programs phasing in over the next two years.
         In management's opinion, the Company currently has sufficient funds and adequate financial sources available to meet its anticipated liquidity needs. Management believes that cash flow from operations, cash balances and available borrowings, including the above referenced anticipated increase in the revolving credit facility, should be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures, debt service requirements and dividends.

Operating Activities
         Cash provided by operating activities during the nine months ended July 31, 1996, was $43.1 million as compared to $38.2 million during the nine months ended July 31, 1995. The increase was principally due to lower working capital requirements.

Investment Activities
         Net cash used by investment activities during the nine months ended July 31, 1996, was $26.8 million as compared to net cash provided by investment activities of $32.3 million for the same 1995 period. The decrease in cash provided by investment activities was principally due to decreases in short-term investments during the nine months ended July 31, 1995. Capital expenditures, net of retirements, for the nine months ended July 31, 1996, were $22.7 million as compared to $21.1 million for the same 1995 period. The Company estimates that fiscal 1996 capital expenditures will approximate $50 to $60 million, exclusive of the Piper assets purchased.

                                      (11)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)


Financing Activities
         Cash used by financing activities for the nine months ended July 31, 1996, was $29.9 million, principally consisting of $44.7 million for the early extinguishment of long-term debt, a $10.0 million reduction in notes payable and $6.1 million in common dividends. These uses of funds were partly offset by long-term bank borrowings under the Revolver of $30.0 million.






















































                                      (12)

Item 5 - Other Information.
- ---------------------------

None


Item 6 - Exhibits and Reports on Form 8-K.


     11               Statement re computation of per share earnings.

     27               Financial Data Schedule.


                      A current report on Form 8-K, dated August 9, 1996, was filed by the Company on August 21, 1996, reporting under
                      Item 2 thereof the acquisition of Piper Impact, Inc.






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


                                   QUANEX CORPORATION



                                   /s/ Viren M. Parikh
                                   -------------------
                                   Viren M. Parikh
                                   Controller (Chief Accounting Officer)

Date  September 12, 1996
- ------------------------





























                                      (13)