Form 10-K405
period 1996-10-31
QUANEX CORP
filed 1996-12-16
CIK 276889

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file number 1-5725

                               QUANEX CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                38-1872178
    State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization                Identification No.)

    1900 WEST LOOP SOUTH, SUITE 1500                        77027
           HOUSTON, TEXAS                                 (Zip Code)
(Address of principal executive offices)

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

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the registrant's voting stock held by non-affiliates as of November 30, 1996, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $363,883,407. Such calculation assumes only the registrant's officers and directors were affiliates of the registrant.

         At November 30, 1996, there were outstanding 13,603,118 shares of the registrant's Common Stock, $.50 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement, to be filed with the Commission within 120 days of October 31, 1996, for its Annual Meeting of Stockholders to be held on February 27, 1997, are incorporated herein by reference in Items 10, 11, 12, and 13 of Part III of this Annual Report.

                              TABLE OF CONTENTS

                                                                            Page
                                    PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2
               General   . . . . . . . . . . . . . . . . . . . . . . . . .   2-3
               Markets and Product Sales by Business Segment   . . . . . .   3-7
               Manufacturing   . . . . . . . . . . . . . . . . . . . . . .   7-8
               Raw Materials and Supplies  . . . . . . . . . . . . . . . .   8-9
               Backlog   . . . . . . . . . . . . . . . . . . . . . . . . .     9
               Competition   . . . . . . . . . . . . . . . . . . . . . . .  9-10
               Sales and Distribution  . . . . . . . . . . . . . . . . . .    10
               Seasonal Nature of Business   . . . . . . . . . . . . . . .    10
               Trademarks, Trade Names and Patents   . . . . . . . . . . .    10
               Research and Development  . . . . . . . . . . . . . . . . .    11
               Environmental Matters   . . . . . . . . . . . . . . . . . . 11-12
               Employees   . . . . . . . . . . . . . . . . . . . . . . . .    13

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .    13

Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . .    13

                                   PART II

Item 5.   Market for Registrant's Common Equity and
          Related Security Holder Matters  . . . . . . . . . . . . . . . .    14

Item 6.   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . 15-17

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation . . . . . . . . . . . . . . . . . . . . 18-26

Item 8.   Financial Statements and Supplementary Data  . . . . . . . . . . 27-54

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure . . . . . . . . . . . . . . . . . . . .    55

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . .    56

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . .    56

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management  . . . . . . . . . . . . . . . . . . . . .    56

Item 13.  Certain Relationships and Related Transactions . . . . . . . . .    56

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . 57-67

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company was organized in 1927 as a Michigan corporation under the name of Michigan Seamless Tube Company. The Company reincorporated in Delaware in 1968 under the same name and then changed its name to Quanex Corporation in 1977. The Company's executive offices are located at 1900 West Loop South, Suite 1500, Houston, Texas 77027. References made to the "Company" or "Quanex" include Quanex Corporation and its subsidiaries unless the context otherwise requires.

         Quanex Corporation is a technological leader in the manufacture of value-added metal products made from carbon and alloy steel and aluminum. The Company's products include engineered hot rolled carbon and alloy steel bars, cold finished steel bars, seamless and welded steel tubing, aluminum sheet and fabricated products. Quanex's products include various high quality specialized products designed for specific markets and provide greater than average profit margins. The Company believes that its use of state-of-the-art process technology, low cost production and engineering to meet specific customer applications provides the Company with competitive advantages over many of its competitors. The Company has also sought to reduce the impact of cyclical economic downturns on its operations through diversification of the markets served. The markets served by the Company include the industrial machinery and capital equipment industries, the transportation industry (including auto and truck), energy processing and the home building and remodeling industries.

         Since the mid-1980s Quanex has refocused its strategy from being a manufacturer principally of steel products with a heavy dependence on energy markets to a diversified, value-added specialized metals products company serving a broad range of markets. The Company's future growth strategy is focused on the continued penetration of higher margin markets for its various products, the continued expansion of its aluminum products manufacturing operations, rapid expansion of formed value-added products, and niche acquisitions. The Company's August 1996 acquisition of the assets of Piper Impact, Inc. ("Piper Impact"), a manufacturer of custom designed, impact extruded aluminum and steel parts for the transportation industry, is reflective of this strategy. Quanex also has implemented programs to increase capacity utilization by selectively producing certain commodity grade products at some of its facilities.

         The Company has invested significantly in technologically advanced continuous manufacturing processes to meet demanding quality specifications and to achieve cost efficiencies. In its MacSteel operations, rotary centrifugal continuous casters are used with an in-line manufacturing process to produce bearing grade and aircraft quality, seam-free, specialty engineered carbon and alloy steel bars that enable Quanex to participate in higher margin markets. Since 1992, the Company has invested over $82 million to enhance the steel refining processes, rolling and finishing capacity and the manufacturing capacity at its MacSteel operations by approximately 100,000 tons per year. The Company is currently engaged in an additional $60 million expansion and improvement program at MacSteel designed to increase caster productivity and productive capacity by approximately 70,000 tons, or 12%, to 620,000 tons per year when completed. This project is expected to be completed in fiscal 1998.

         The Company's business is managed on a decentralized basis. Each operating group has administrative, operating and marketing functions. Financial reporting systems measure each plant's return on investment, and the Company seeks to reward superior performance with incentive compensation, which is a significant portion of total employee compensation. Intercompany sales are conducted on an arms-length basis. Operational activities and policy are managed by corporate officers and a small staff who provide corporate accounting, financial and treasury management, tax and human resource services to operating divisions.

MARKETS AND PRODUCT SALES BY BUSINESS SEGMENT

         The Company's operations are primarily grouped into four business segments, consisting of (i) hot rolled steel bars, (ii) cold finished steel bars, (iii) steel tubes and (iv) aluminum products. General corporate expenses are classified as other operations.

         Information with respect to major markets for the Company's products, expressed as a percentage of consolidated net sales, is shown under the heading "Sales by Major Markets" as set forth below. For financial information regarding each of Quanex's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" herein and Note 10 to the Consolidated Financial Statements. Although Quanex has attempted to estimate its sales by product and market categories, many products have multiple end uses for several industries and sales are not recorded on the basis of product or market categories. A significant portion of sales is made to distributors who sell to different industries. Net sales by principal market are based upon the total dollar volume of customer invoices. For the year ended October 31, 1996, no single customer accounted for more than 10% of the Company's sales.

SALES BY MAJOR MARKETS

Markets             Market Description          Quanex Products                          Sales ($ millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                             1996      1995     1994     1993      1992
------------------------------------------------------------------------------------------------------------------------------------
Industrial          General Industrial          Mechanical and pressure     $155.5    $177.8   $179.9   $180.4    $163.9
Machinery and       Machinery (including        tubing, pipe, specialty       17.4%     20.0%    25.7%    29.3%     28.7%
Capital Equipment   mining, agriculture and     forgings, extruded
                    construction)               products, steel bars

                    Capital Equipment           Mechanical tubing,          $ 57.4    $ 48.1   $ 46.8   $ 40.0    $ 30.3
                    (including material         steel bars                     6.4%      5.4%     6.7%     6.5%      5.3%
                    handling, machine tools
                    and office/household)
                                                Total Industrial            $212.9    $225.9   $226.7   $220.4    $194.2
                                                Machinery and Capital         23.8%     25.4%    32.4%    35.8%     34.0%
                                                Equipment
------------------------------------------------------------------------------------------------------------------------------------
Transportation      Aerospace                   Seamless contoured rolled   $  --     $   .1   $  -- (1)$  6.2(1) $ 24.2
                                                rings, mechanical tubing       --        --       --       1.0%      4.2%

                    Auto/Truck                  Mechanical tubing, steel    $262.5    $230.8   $189.2   $153.1    $114.6
                                                bars, air bag components      29.3%     25.9%    27.1%    24.8%     20.0%

                    Other Transportation        Mechanical tubing,          $ 22.6    $ 24.0   $ 17.0   $ 17.1    $ 20.1
                    (including ship/railroad,   steel bars                     2.5%      2.7%     2.4%     2.8%      3.5%
                    recreational vehicles and
                    military transportation)
                                                Total Transportation        $285.1    $254.9   $206.2   $176.4    $158.9
                                                                              31.8%     28.6%    29.5%    28.6%     27.7%
------------------------------------------------------------------------------------------------------------------------------------
Energy              Exploration/Production      Oil field production tubing $ 13.9    $ 12.6   $  9.9   $ 13.9    $ 23.1
                                                and casing, mechanical      $  1.5       1.4%     1.4%     2.3%      4.0%
                                                tubing, steel bars

                    Processing/Conversion       Pressure tubing,            $ 67.0    $ 66.2   $ 55.2   $ 61.9    $ 58.5
                    (refining, petrochemical,   process pipe                   7.5%      7.4%     7.9%    10.0%     10.2%
                    power generation)

                                                Total Energy                $ 80.9    $ 78.8   $ 65.1   $ 75.8    $ 81.6
                                                                               9.0%      8.8%     9.3%    12.3%     14.2%
------------------------------------------------------------------------------------------------------------------------------------
Aluminum            Residential and             Aluminum sheet,             $313.1    $331.6   $200.9   $143.0    $137.1
Products            Commercial                  fabricated aluminum           35.0%     37.2%    28.7%    23.2%     24.0%
                    Building Materials,         products, aluminum coil
                    Other                       and coated aluminum coil

Other                                                                       $  3.7    $  --    $   .4   $   .5    $   .3
                                                                                .4%      --        .1%      .1%       .1%

                                                Total Sales                 $895.7    $891.2   $699.3   $616.1    $572.1
                                                                             100.0%    100.0%   100.0%   100.0%    100.0%
------------------------------------------------------------------------------------------------------------------------------------

(1) Decrease from prior years reflects the disposition of the Viking Metallurgical Corporation subsidiary during the second quarter of 1993.

Hot Rolled Steel Bars

         The Company's hot rolled steel bar operations are conducted through its MacSteel division, consisting of two plants located in Ft. Smith, Arkansas and Jackson, Michigan. These plants manufacture hot finished precision engineered carbon and alloy steel bars. The Company believes that MacSteel has the only two plants in North America using continuous rotary centrifugal casting technology. This casting process produces inherently seam-free bars, without surface defects and inclusions, thereby reducing the need for subsequent surface conditioning. The continuous casting and automated in-line manufacturing operations at the MacSteel plants substantially reduce labor and energy costs by eliminating the intermittent steps that characterize manufacturing operations at most larger integrated steel mills. The Company typically sells only complete heat lots, or batches, which are made to specific customer requirements. Heat lots average 45 tons at Jackson and 50 tons at Ft. Smith. MacSteel's high quality steel bars currently sell for an average of approximately $540 per ton, and its specialty products can sell at a considerable premium to that price.

         Over time, MacSteel has focused its capital improvement programs on production of high quality specialty steel bars. Since 1991, the Company has invested significantly in the improvement of operations and expansion of annual manufacturing capacity at its MacSteel operations by a total of approximately 100,000 tons. These investments have resulted in improved metallurgical, melting and casting operations, provided ultrasonic testing facilities at both MacSteel facilities and upgraded and modernized MacSteel's rolling and finishing capacity and increased caster productivity. These improvements have also allowed the Company to produce bearing grade and aircraft quality steel bars and participate in the higher margin segments of the steel bar market. The Company is currently engaged in an additional $60 million expansion and improvement program to increase capacity by approximately 70,000 tons per year by improving caster and melting utilization. Of the total $60 million MacSteel project, $20 million is related to a significant upgrade to pollution control systems to ensure compliance with EPA standards under the Clean Air Act.

         MacSteel products are manufactured for customers in the automotive, light truck, heavy truck, anti-friction bearing, off-road and farm equipment, defense, capital equipment and seamless tubular industries. These industries use steel bar in critical applications such as camshafts, crankshafts, transmission gears, wheel spindles and hubs, bearing cages and rollers, steering components, hydraulic mechanisms and seamless tube production. Part of MacSteel's production may be sold to the Company's LaSalle Steel operations for conversion into cold finished bars. The Company's steel tube business also purchases MacSteel bars for piercing and extrusion into specialty tubular products. Piper Impact uses MacSteel for the manufacture of safety critical steel air bag inflators.

Cold Finished Steel Bars

         The Company's LaSalle Steel subsidiary produces cold finished bars in its Hammond, Indiana facility. LaSalle Steel is a technological leader in the production of cold finished and special purpose steel bar products, having obtained numerous foreign and domestic patents throughout its history. Like MacSteel, LaSalle Steel features products and manufacturing processes that emphasize quality and cost effectiveness. LaSalle Steel uses high quality hot finished steel bars that satisfy exacting quality and metallurgical specifications. The bars are cold drawn and, through a combination of turning, grinding and polishing operations, are manufactured into bars with precision surfaces and guaranteed size, length and straightness tolerances. These processes, together with heat treating, enhance the tensile and fatigue strength, machinability, wear and corrosion resistance, weldability and platability of the cold finished bar product.

         LaSalle Steel's products are sold directly to customers in the machinery, industrial equipment, tooling and automotive markets and are used to produce items such as clutch shafts, gear box shafts, ball joints, sprockets and drive mechanisms. An increasing portion of these sales are precision bore, cut to precise lengths, packaged and shipped to customers on a just-in-time basis. Over one-half of LaSalle Steel's sales are to service centers that supply the same industries. LaSalle Steel has implemented programs to increase capacity utilization by selectively producing certain commodity grade products. In November 1996, a new $5 million continuous coil-to-bar drawing line began operations, replacing an older single bar drawing line.

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

Steel Tubes

         The Company's steel tube business consists of its Michigan Seamless Tube plant in South Lyon, Michigan ("MST"), its Gulf States Tube plant in Rosenberg, Texas ("GST"), a heat treating plant in Huntington, Indiana ("Heat Treat"), and a NitroSteel plant in Kenosha, Wisconsin ("NitroSteel"). MST produces cold drawn seamless steel tubes and drawn-over-mandrel welded steel tube. GST produces hot finished and cold drawn seamless steel tubes and welded tubular products. Heat Treat provides tube and bar heat treating services. NitroSteel provides wear and corrosion resistant finishing to steel bars and tubes. A significant portion of production at all plants is manufactured to specific customer orders. The Company can deliver small quantities of finished products at competitive prices in considerably less time than many other mills as a result of its production efficiencies.

         MST produces over 60 grades of carbon and alloy tubing. Major product lines include customized seamless carbon and alloy mechanical tubing, carbon and alloy boiler and condenser tubing and carbon and alloy pipe. These products are sold by MST to customers in the commercial and utility boiler market, industrial equipment market and capital goods market. A new finishing line made operational in October 1996 is expected to further increase manufacturing efficiency.

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

         Heat Treat provides tube and bar heat treating services, such as quench and temper, stress relieving, normalizing and "cut-to-length". Metallurgical testing services are also provided. This plant serves customers in the energy, automotive, ordnance, mining and fluid power markets.

         NitroSteel was acquired in January 1995, and began commercial operations in November 1995. This facility provides wear and corrosion resistant finishing to steel bars and tubes. NitroSteel's products are sold into fluid power markets.

Aluminum Products

         The Company manufactures finished aluminum sheet and fabricates aluminum and steel products for the home improvement, new construction, light commercial construction and automotive markets. The principal products sold by the Company include aluminum window screens, patio door screens, window frames, window and screen components, rain carrying systems, exterior trim, mill finish sheet, air bag components and ordnance. Aluminum sheet is produced by the Company's mini-mill ("N-H Casting"). The aluminum sheet is cold rolled, finished and marketed from the Davenport, Iowa and Lincolnshire, Illinois finishing facilities (collectively, "Nichols-Aluminum"). The Company's fabricated products are manufactured at the AMSCO plant in Rice Lake, Wisconsin ("AMSCO"), its two Homeshield Fabricated Products plants in Chatsworth, Illinois ("HFP"), and at its two Piper Impact plants in New Albany, Mississippi and Park City, Utah. A third Piper Impact plant is currently under construction in New Albany and is scheduled to be completed and operational by April of 1997. The Company's aluminum products businesses are described below.

         N-H Casting operates an aluminum mini-mill in Davenport, Iowa. The mini-mill has a capacity in excess of 300 million pounds annually of hot rolled coiled aluminum sheet for building products, transportation and service center markets, including the Company's fabricated products businesses and other markets. The N-H Casting mini-mill operates a state-of-the-art 52-inch wide Hazelett thin slab continuous caster, a three stand hot rolling mill and scrap processing and melting equipment. The three-stand hot rolling mill is able to reduce the cast aluminum slab from a thickness of approximately .75 inches to coiled aluminum sheet with a thickness of .045 inches. This hot rolling mill process substantially reduces subsequent cold rolling requirements. The Company believes the advent of aluminum mini-mills, like the more developed steel mini-mills, offers competitive advantages over large integrated producers, including labor and energy savings and reduced capital and raw material costs.

         Nichols Aluminum finishes the aluminum sheet produced at N-H Casting and markets both coated and mill finished aluminum sheet. This division includes the Nichols Aluminum Davenport ("NAD") plant and the Nichols Aluminum Lincolnshire ("NAL") plant. Operations include cold rolling to specific gauge, slitting to width, annealing, leveling and custom coating. The Company currently has cold rolling capacity of approximately 300 million pounds annually depending upon product mix.

         The HFP plants manufacture a broad line of custom designed, roll formed and stamped shapes and residential building and home improvement products. HFP designs and manufactures custom engineered aluminum products at its plants in Chatsworth, Illinois, such as window and screen components, wood window cladding and other custom products for manufacturers of premium wood windows. HFP also coats and fabricates aluminum coil in many colors, sizes and finishes into rain carrying systems, soffit, exterior housing trim and painted coiled sheet and roofing products. These products are sold primarily through distributors and private label producers for the new housing, remodeling and do-it-yourself markets. Most of these products are marketed under the "Homeshield" brand name.

         The AMSCO plant manufactures aluminum window and patio door screens, window frames, combination windows and related accessories. Most of the production from this facility is sold to Andersen Corporation, a major manufacturer of premium wood windows, for the home improvement, new construction and commercial construction markets. AMSCO combines a strong product design and development emphasis with reliable, just-in-time delivery.

         Piper Impact, which was acquired in August 1996, manufactures custom designed, impact-extruded aluminum and steel parts for the transportation, electronics and defense markets. The majority of Piper Impact's sales are to the transportation market in the form of air bag components. Within the transportation market, one customer, Morton International, represents more than one-half of the sales of Piper Impact.

MANUFACTURING

         Quanex operates sixteen manufacturing facilities in nine states. These facilities feature efficient plant design and flexibility in manufacturing processes, enabling the Company to produce a wide variety of products for various industries and applications. The Company is generally able to maintain minimal levels of finished goods inventories at most locations because it typically manufactures products to customer specifications upon order.

         Hot Rolled Steel Bars. The Company's MacSteel facilities produce various grades of specialty engineered steel bars by melting high quality steel scrap and casting it in a rotary continuous caster. MacSteel's molten steel goes through a secondary refining stage consisting of argon stirring, ladle injection and vacuum arc degassing prior to casting. This enables MacSteel to produce higher quality, "cleaner" steels. Precision engineered products are produced through a continuous in-line process by which scrap steel is converted into hot rolled steel bars without interruption.

         As a result of its state-of-the-art continuous manufacturing technology, which reduces labor, energy and process yield loss, the Company believes that MacSteel is one of the lowest cost producers of precision engineered carbon and alloy steel bars. The Company believes that energy costs at MacSteel are significantly lower than those of its competitors because its bars are moved directly from the caster to the rolling mill before cooling, eliminating the need for costly reheating. MacSteel's unit labor costs are maintained at low levels with its highly automated manufacturing process enabling it to produce finished high quality steel bars using approximately 2 man-hours of labor per ton compared to an estimated average of 5.0 man-hours per ton for U.S. integrated steel producers.

         Cold Finished Steel Bars. At the LaSalle Steel facility in Hammond, Indiana, hot finished steel bars meeting quality and metallurgical specifications are used as raw materials in the manufacturing process. These bars are cold drawn and, through a combination of turning, grinding and polishing operations, manufactured into bars having precision surfaces with guaranteed size, length and straightness tolerances. Heat treating further enhances the strength, machinability, wear and toughness of LaSalle Steel's cold finished bar products. The Company's Griffith, Indiana facility uses advanced techniques of surface preparation, induction hardening and chrome plating to produce chrome plated bars and induction hardened chrome plated bars with improved corrosion and wear resistance.

         Steel Tubes. The Company produces seamless tubing at its MST and GST facilities. The manufacturing begins with solid steel bars that are heated and then pierced on a rotary piercing mill at MST or extruded at GST. The resulting hot tube shells are further reduced to the desired dimension (diameter) on draw benches. The product may be shipped as hot finished pipe at GST or, after cooling and inspection, be again reduced in size by cold drawing at both plants. After cold drawing, tubing is annealed to develop specific metallurgical characteristics and mechanical properties to customer order. Following straightening, the product is cut to length and transferred to final inspection where various mechanical and non-destructive tests are performed to insure product integrity. Cold drawn tubing offers a greater degree of dimensional consistency and better machinability than does hot finished tubing. GST also produces small diameter welded tubular products.

         Aluminum Products. Manufacturing at the Company's various facilities ranges from the production of coiled aluminum sheet to the production and fabrication of finished metal products, such as window screens, window frames and air bag components.

         The Company's aluminum casting operations are conducted at N-H Casting's mini-mill in Davenport, Iowa. The single in-line manufacturing process at the facility has 300 million pounds of annual hot rolled aluminum capacity. The mini-mill converts scrap to aluminum sheet through melting, continuous casting and in-line hot rolling. N-H Casting also has the ability to shred scrap to broaden the diversity and sources of its scrap raw material. Delacquering equipment improves the quality of the raw material before it reaches the melting furnaces by burning off impurities within the scrap. The scrap is blended using computer programs to achieve the desired alloy composition and best economics. After melting and degassing, the molten metal flows into a single Hazelett thin-slab caster, which casts up to a 52-inch wide aluminum slab at the rate of 20 to 26 feet per minute. The slab then is fed directly to a hot mill with three in-line rolling stands to reduce the slab from a thickness of approximately .75 inches to coiled aluminum sheet with a target thickness of .045 inches. The combination of capacity increases and technological enhancements directed at producing quality hot rolled aluminum sheet with cost savings derived from optimized scrap utilization, reduced energy cost per pound, reduced cold rolling requirements and decreased labor costs results in a significant manufacturing advantage.

         Further processing of the coiled aluminum sheet hot rolled from the mini-mill occurs at Nichols Aluminum. At Nichols Aluminum's Davenport, Iowa, and Lincolnshire, Illinois, plants, the specific product requirements of customers can be met through cold rolling to various gauges, annealing for additional product formability, tension levelling and slitting to specific widths. Products at Davenport can also be custom coated, an important feature for the building products applications of certain customers.

         Manufacturing of value-added products and components takes place at the group's HFP facilities (including residential building products such as rain carrying systems and engineered products such as window and screen components), at AMSCO (including aluminum windows and patio door screens) and at Piper Impact (including air bag components, ordnance and electronic components). These facilities fabricate aluminum and steel into various components, some of which are then assembled into final products.

RAW MATERIALS AND SUPPLIES

         The Company's precision engineered steel bar plants purchase steel scrap and hot briquetted iron, their principal raw materials, on the open market. Transportation of these raw materials to Company plants can be adversely affected by cold weather, creating seasonal price increases. Prices for quality scrap also vary in relation to the general business cycle, typically declining in periods of slow economic growth. LaSalle Steel's primary raw material is hot finished steel bars that it purchases both from the Company's hot rolled steel bar plants and on the open market. The Company's tube manufacturing facilities also purchase hot rolled steel bars from MacSteel and on the open market. MST also purchases tube hollows and GST purchases flat-rolled steel as raw material on the open market. Piper Impact's raw material consists of aluminum bars which it purchases on the open market and steel bars which it purchases from MacSteel.

         Nichols-Homeshield's principal raw material is aluminum scrap. N-H Casting's mini-mill includes a scrap processing and delacquering facility, which enables the Company to use the broadest and most economical mix of aluminum scrap for its requirements. The Company also purchases aluminum ingot futures contracts on the London Metals Exchange in amounts equal to N-H's requirements for fixed price sales commitments for aluminum products and then sells these contracts coincident with delivery of product, thereby protecting against increases in the price of the aluminum used to manufacture the related products.

BACKLOG

         At October 31, 1996, Quanex's backlog of orders to be shipped in the next twelve months was $206.5 million. This compares to $164.0 million at October 31, 1995. The increase is mostly due to the Piper Impact acquisition. Because many of the markets in which Quanex operates have short lead times, backlog figures are not reliable indicators of annual sales volume or operating results.

COMPETITION

         All of the Company's products are sold under highly competitive conditions. The Company competes with a number of companies, some of which have financial and other resources greater than those of the Company. Competitive factors include product quality, price, delivery and ability to manufacture products to customer specifications. The amounts of tubing, aluminum products, cold finished bar products and steel bars produced by the Company represent a small percentage of annual domestic production.

         The hot rolled precision engineered steel bar plants compete with two large integrated steel producers, two large non-integrated steel producers and two smaller steel companies. Although many of these producers are larger and have greater resources than the Company, the Company believes that the technology used at the MacSteel facilities permits it to compete effectively in the markets it serves.

         LaSalle Steel has ten major competitors including both integrated and independent steel producers. Although a portion of LaSalle Steel's sales are in specialized products made by patented processes, many of their competitors have similar products using their own patents and processes.

         The Company's steel tube manufacturing businesses compete with numerous domestic and foreign steel producers. As a specialized producer, the steel tube segment manufactures seamless steel tubing only in the smaller size ranges. Currently there are five other manufacturers of seamless tubing in the same size ranges as those produced by Quanex. Each of these manufacturers is either wholly or partially integrated in that they produce all or part of the steel used by them for their production of tubing. The Company's welded tube business is also highly competitive, with more than 100 companies producing welded steel tubing. For reasons of geography and product quality, however, the number of welded tube manufacturers with which Quanex is in direct competition is significantly lower. Imports are a significant factor in this market. Certain competitors of GST are currently subject to countervailing duties ranging from 3% to 124% due to a determination by the International Trade Commission that such competitors had engaged in dumping or benefited from subsidized sales.

         The Company's aluminum products businesses compete with many small and large aluminum sheet manufacturers and metal fabricators. Some of these competitors are divisions or subsidiaries of major corporations with substantially greater resources. The Company also competes with major aluminum producers in coil-coated and mill products, primarily on the basis of the breadth of product lines, the quality and design of its products, the responsiveness of its services and its prices.

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

         The sales and distribution of products in the Company's aluminum products businesses are organized by major product group. Residential products are sold primarily through distributors; engineered and fabricated products are sold primarily to OEM's; and mill products are sold directly to OEM's and through metal service centers.

SEASONAL NATURE OF BUSINESS

         With the exception of Piper Impact, the business of which is not seasonal, the Company's aluminum and fabricated products businesses are seasonal as its primary markets are in the Northeast and Midwest regions of the United States where winter weather reduces home building and home improvement activity. Historically, this business's lowest sales have occurred during the Company's first fiscal quarter. Because a high percentage of this business's manufacturing overhead and operating expenses is due to labor and costs that are generally fixed throughout the year, profits for the operations in this business tend to be lower in quarters with lower sales.

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

         The businesses conducted by the Company generally do not depend upon patent protection. Although the Company holds numerous patents, in many cases the proprietary technology that the Company has developed for using the patents is more important than the patents themselves.

RESEARCH AND DEVELOPMENT

         Expenditures for research and development of new products or services during the last three years were not significant. Although not technically defined as research and development, a significant amount of time, effort and expense is devoted to customizing and qualifying the Company's products for specific customer applications.

ENVIRONMENTAL MATTERS

         As a manufacturer of specialized metal products, Quanex is subject to extensive and expansive regulations concerning the discharge of materials into the environment, and the remediation of chemical contamination at its plant sites or offsite disposal locations. Quanex is required to make capital and other expenditures on an ongoing basis in order to comply with such regulations. The cost of environmental matters has not had a material adverse effect on Quanex's operations or financial condition in the past, and management is not currently aware of any existing conditions that it currently believes are likely to have a material adverse effect on Quanex's operations or financial condition.

         Under applicable state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), also known as "Superfund," the Company may be responsible for all or part of the costs required to remove or remediate wastes or hazardous substances at the locations Quanex at any time has owned or operated. This responsibility includes remediation and corrective action at the plant currently operated by the Company's Piper Impact subsidiary in New Albany, Mississippi that is subject to historic soil and groundwater contamination. Having undertaken preliminary technical studies of the contamination, Quanex estimates that $20 million will be required to complete necessary cleanup. The timing and final extent of remedial work currently are not determined. The final cost could be more or less; however, Quanex has reserved $20 million towards the cleanup and is attempting to negotiate mutually acceptable remediation plans with the State of Mississippi.

         Quanex also may be liable pursuant to state and federal environmental laws such as CERCLA for all or part of the costs incurred to clean up third-party sites where it arranged for disposal of hazardous substances. The Company's most significant involvement to date at third-party Superfund sites is described below.

         During fiscal 1987, Quanex's LaSalle Steel Company subsidiary paid approximately $200,000, of which approximately $130,000 has subsequently been contributed to Quanex by other potentially responsible parties, in connection with a removal action at the Conservation Chemical Co. of Illinois site in the State of Indiana in accordance with an order of the Environmental Protection Agency (the "EPA") pursuant to Section 106 of CERCLA. This matter relates to hazardous substances sold to owners of the waste site by a company whose assets were purchased by Quanex and transferred to LaSalle Steel. LaSalle was named in this matter by the EPA as a potentially responsible party. LaSalle and other parties named by the EPA as potentially responsible parties took various actions to comply with the EPA's order. The Company believes that the response actions contemplated by the EPA removal order have been substantially completed. In 1989, LaSalle withdrew from the group of potentially responsible parties because its only connection to the site was the purchase of assets, without contractually assuming liabilities, from a company that allegedly sent waste to the site. The extent of any further cleanup assessments against the company therefore is unknown by Quanex. Even if the Company is unsuccessful in asserting its defenses, LaSalle was one of numerous parties contributing cleanup funds and it has no reason to believe that those other parties generally would not be able to pay costs apportioned to them. For all of these reasons, Quanex does not believe that its liability, if any, with respect to this facility, will have a material adverse effect on its business or financial position.

         The EPA has placed on the Superfund National Priorities List the Lenz Oil site in the State of Illinois to which a company, whose assets were purchased by Quanex and transferred to LaSalle Steel, had previously sent used petroleum products. The State of Illinois previously had sent a letter to LaSalle Steel stating that those materials had been disposed of improperly at that site. LaSalle Steel, in conjunction with a group of parties who received similar letters, entered into a consent decree pursuant to which action was taken to address the matters referred to in the letter from the State of Illinois. LaSalle paid approximately $8 thousand out of a $2.5 million group settlement. LaSalle Steel is currently participating in a group that is assessing site conditions and further remediation options. Further liability could be asserted against Quanex as a result of the EPA's actions. The company that sold its assets to LaSalle Steel is one of many companies that had sent materials to this facility. It is Quanex's understanding that such company contributed approximately 0.041% of the total volume of materials handled at this facility. The Company has no reason to believe that the other companies involved will not be financially able to contribute to any possible future cleanup efforts at this site, or that the basis for allocation of liability will substantially change. As a result of the foregoing, Quanex does not believe that its liability, if any, with respect to this facility, will have a material adverse effect on its business or financial position.

         The EPA also has placed on the National Priorities List the Douglassville, or Berks Associates, Disposal Site in the Commonwealth of Pennsylvania to which LaSalle Steel is alleged to have sent used petroleum products. The EPA currently is administering a multistage cleanup at the site. Liability has been asserted against the Company by a group of potentially responsible parties for contribution toward cleanup costs incurred at the facility. It is Quanex's understanding that many companies sent wastes to this site and that LaSalle is alleged to have contributed a tiny portion of the total volume. The group of defendants and third-party defendants include a number of large companies and several agencies of the federal government that the Company has no reason to believe will not be financially able to contribute their expected share of cleanup costs. These parties have expressed a willingness to participate in settlement efforts. Pursuant to settlement negotiations, LaSalle Steel currently is classified as a de minimis contributor. Based on the foregoing, Quanex does not believe that its liability, if any, with respect to this site, will have a material adverse effect on its business or financial position.

         Amendments to the federal Clean Air Act were adopted in 1990, and the EPA currently is developing regulations to implement the requirements of those amendments. Depending on the nature of the regulations adopted, and upon requirements that may be imposed by state and local regulatory authorities, Quanex may be required to incur capital expenditures sometime in the next several years for air pollution control equipment, to maintain or obtain operating permits and approvals and address other air emission-related issues. The Company's Board of Directors has approved capital expenditures totaling approximately $20 million to be spent in 1996, 1997, and 1998 to meet these requirements. Based upon its analysis to date, Quanex does not believe that its compliance with these requirements will have a material effect on its operations or financial condition.

         Quanex incurred approximately $3,900,000 and $3,300,000 during fiscal 1996 and 1995, respectively, in expenses and capital expenditures in order to comply with existing or proposed environmental regulations. It is anticipated that Quanex will spend approximately $14,000,000 at various of its facilities during fiscal 1997. The 1997 amount includes spending toward a significant upgrade to pollution control systems at MacSteel to ensure compliance with EPA standards under the Clean Air Act. Although not currently quantifiable or expected to be material to the Company as a whole, Quanex will continue to have expenditures in connection with environmental matters beyond 1997. Future expenditures relating to environmental matters will necessarily depend upon existing future regulations and their application to Quanex and its facilities.

EMPLOYEES

         At October 31, 1996, the Company employed 4,016 persons. Of the total employed, 32% were covered by collective bargaining agreements. During calendar year 1997, two labor contracts will expire affecting three Quanex facilities. The Progressive Steelworkers of Hammond contract at LaSalle Steel covering 299 employees will expire on May 11, 1997. The International Brotherhood of Teamsters contract with two facilities of Nichols Aluminum covering 247 employees will expire November 11, 1997.

ITEM 2. PROPERTIES

         The following table lists Quanex's principal plants at October 31, 1996, together with their locations, general character and the industry segment which uses the facility. Each of the facilities identified as being owned by the Company is free of any material encumbrance.

                                                                                      Square
Owned                             Hot Rolled Steel Bars                              Footage
-----                             ---------------------                              -------
Fort Smith, Arkansas                       MacSteel                                  415,723
Jackson, Michigan                          MacSteel                                  245,150

Owned                             Cold Finished Steel Bars
-----                             ------------------------
Griffith, Indiana                          Fluid Power                                37,000
Hammond, Indiana                           LaSalle Steel                             493,000

Owned                             Steel Tubes
-----                             -----------
Rosenberg, Texas                           Gulf States Tube                          128,000
South Lyon, Michigan                       Michigan Seamless Tube                    323,000
Huntington, Indiana                        Heat Treating                              82,000
Leased (expires 2009)
---------------------
Kenosha, Wisconsin                         NitroSteel                                 35,000

Owned                             Aluminum Products
-----                             -----------------
Rice Lake, Wisconsin                       AMSCO                                     290,800
Chatsworth, Illinois                       Homeshield Fabricated Products            212,000
Lincolnshire, Illinois                     Nichols Aluminum                          142,000
Davenport, Iowa                            Nichols Aluminum                          236,000
Davenport, Iowa                            Nichols-Aluminum Casting                  245,000
New Albany, Mississippi                    Piper Impact                              475,000
Park City, Utah                            Piper Impact                              130,000

Leased (expires 1999)             Executive Offices
---------------------             -----------------
Houston, Texas                             Quanex Corporation                         21,000


ITEM 3. LEGAL PROCEEDINGS

         Other than the proceedings described under Item 1, "Environmental Matters", there are no material legal proceedings to which Quanex, its subsidiaries, or their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Quanex's common stock, $.50 par value, is traded on the New York Stock Exchange, ticker symbol: NX. Quarterly stock price information and annual dividend information for the common stock is as follows:


QUARTERLY COMMON STOCK DIVIDENDS                       1996          1995         1994          1993         1992
-------------------------------------------------------------------------------------------------------------------
January......................................           .15           .14          .14           .14          .13
April........................................           .15           .15          .14           .14          .13
July.........................................           .15           .15          .14           .14          .13
October......................................           .15           .15          .14           .14          .13
-------------------------------------------------------------------------------------------------------------------
 Total.......................................           .60           .59          .56           .56          .52





COMMON STOCK SALES PRICE (High & Low)               1996         1995          1994         1993          1992
-------------------------------------------------------------------------------------------------------------------
January......................................   21 1/8        24 5/8       21 1/4        27           27
                                                18            20           16 1/8        17 5/8       16 1/8
April........................................   22 3/8        23 7/8       22 3/8        20 7/8       29 7/8
                                                19 5/8        21           19 1/8        14 1/4       24 3/4
July.........................................   23 7/8        26 5/8       23            17 3/4       31 3/4
                                                19 3/8        22 1/8       18 1/8        14           21 1/2
October......................................   28 3/4        26           27 1/4        20 3/4       24 3/4
                                                19 5/8        18 5/8       20 3/4        16 1/2       15 1/2


         The terms of Quanex's revolving credit arrangements with certain banks, limit the total amount of common and preferred stock dividends and other distributions on such stock. Under the most restrictive test under such credit facilities, the total common stock dividends the Company may declare and pay is limited to $21,000,000, plus 50% of consolidated net earnings after October 31, 1989, adjusted for other factors as defined in their respective Loan Agreements. As of October 31, 1996, the amount of dividends and other distributions the Company was permitted to declare and pay under its credit facilities was $35,571,000.

         There were 3,425 record holders of Quanex common stock on October 31, 1996.

ITEM 6. SELECTED FINANCIAL DATA

         GLOSSARY OF TERMS

The exact definitions of commonly used financial terms and ratios vary somewhat among different companies and investment analysts. The following list gives the definition of certain financial terms that are used in this report:

Capital expenditures: Additions to property, plant and equipment.

Book value per common share: Stockholders' equity less the stated value of preferred stock divided by the number of common shares outstanding.

Asset turnover: Net sales divided by average total assets.

Current ratio: Current assets divided by current liabilities.

Fixed charge coverage: The sum of income before income taxes plus interest expense, plus the estimated interest component of rentals, less capitalized interest, plus amortization of previously capitalized interest, plus amortization of deferred debt issuance costs; divided by interest expense, plus the estimated interest component of rentals, plus amortization of deferred debt issuance costs.

Return on investment: The sum of net income and the after-tax effect of interest expense less capitalized interest divided by the sum of the averages for long-term debt and stockholders' equity.

Return on common stockholders' equity: Net income attributable to common stockholders divided by average common stockholders' equity.

ITEM 6.  SELECTED FINANCIAL DATA


FINANCIAL SUMMARY  1986 - 1996                                               ($ THOUSANDS, EXCEPT PER SHARE DATA)

(For definition of items, see page  )  Fiscal years ended October 31,         1996(1)       1995          1994          1993
------------------------------------------------------------------------------------------------------------------------------
REVENUES AND EARNINGS
Net sales                                                                    $ 895,710     891,195       699,314       616,145
Cost of sales                                                                $ 772,371     778,067       613,553       550,969
Gross profit                                                                 $ 123,339     113,128        85,761        65,176
Selling, general and administrative expenses(3)                              $  56,798      46,647        44,898        42,243
------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                      $  66,541      66,481        40,863        22,933
Percent of net sales                                                               7.4         7.5           5.8           3.7
Other income (expense)-net                                                   $   1,526         769         1,818         3,560
Interest expense-net of capitalized interest                                 $  11,360       8,870        10,178        11,962
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes, extraordinary items,
    and cumulative effect of accounting change                               $  56,707      58,380        32,503        14,531
Income taxes (credit)                                                        $  23,817      24,520        13,651         6,103
Extraordinary items and cumulative effect of accounting changes,
    net of taxes(2)                                                          $  (2,522)(2)  (2,021)(2)        --            --
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                            $  30,368      31,839        18,852         8,428
Percent of net sales                                                               3.4         3.6           2.7           1.4
------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Earnings (loss) per primary common share before extraordinary
    items and cumulative effect of accounting change                         $    2.41        2.20          0.96          0.18
Net earnings (loss) per primary common share                                 $    2.22        2.05          0.96          0.18
Cash dividends declared                                                      $    0.60        0.59          0.56          0.56
Book value                                                                   $   14.32       12.65         10.91         10.48
Average shares outstanding (000)                                                13,658      13,580        13,496        13,551
Market closing price range
    High                                                                    $   28 5/8          26     $      27        20 3/4
    Low                                                                     $   18 3/8      18 3/8     $  16 1/4        14 1/4
------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION - YEAR END(1)
Working capital                                                              $ 110,272      77,167       124,645       148,338
Property, plant and equipment - net                                          $ 351,546     258,564       262,261       242,346
Other assets                                                                 $ 103,322      45,808        42,351        43,111
Total assets                                                                 $ 718,206     546,747       564,008       528,867
Noncurrent deferred income taxes                                             $  24,033      29,278        23,014        18,061
------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                               $ 253,513     132,862       128,400       128,695
Stockholders' equity                                                         $ 194,673     170,526       232,249       225,776
Total capitalization                                                         $ 448,186     303,388       360,649       354,471
Long-term debt percent of capitalization                                          56.6        43.8          35.6          36.3
------------------------------------------------------------------------------------------------------------------------------
OTHER DATA
Asset turnover                                                                     1.4         1.6           1.3           1.2
Current ratio                                                                 1.7 TO 1    1.5 to 1      1.9 to 1      2.6 to 1
Fixed charge coverage                                                             5.48        6.04          3.08          1.98
------------------------------------------------------------------------------------------------------------------------------
Return on average investment - percent                                             9.8        11.1           6.9           4.3
Return on average common equity - percent                                         16.6        17.6           9.0           1.7
------------------------------------------------------------------------------------------------------------------------------
Working capital provided (used) by operations(4)                             $   73,110     72,552        51,243        40,061
Depreciation and amortization                                                $   38,416     32,433        28,535        29,352
Capital expenditures                                                         $   45,843     26,654        44,557        36,961
Backlog for shipment in next 12 months                                       $  206,455    164,035       182,707       142,771
------------------------------------------------------------------------------------------------------------------------------
Number of stockholders                                                            3,425      3,659         3,454         3,540
Average number of employees                                                       3,011      2,719         2,603         2,622
Sales/employee                                                               $      297        328           269           235
------------------------------------------------------------------------------------------------------------------------------

(1) On August 9, 1996, Quanex Corporation acquired Piper Impact, Inc. 1996 results include three months of Piper Impact's operations. On August 22, 1989, Quanex Corporation acquired Nichols-Homeshield, Inc. 1989 results include two months of Nichols-Homeshield operations.

(2) 1996 and 1995-early extinguishment of debt; 1992-cumulative effect of accounting change from postretirement welfare benefits; 1988-primarily loss on early extinguishment of debt; 1987-reduction of income taxes arising from carryforward of prior year operating losses.

    1992         1991          1990         1989(1)        1988         1987          1986
--------------------------------------------------------------------------------------------

   572,090      588,888       650,316       501,991       462,916      345,409       324,835
   506,778      514,894       551,929       418,580       383,399      305,725       304,330
    65,312       73,994        98,387        83,411        79,517       39,684        20,505
    46,534(3)    38,914        41,207        30,136        29,495       23,415        26,476
--------------------------------------------------------------------------------------------
    18,778       35,080        57,180        53,275        50,022       16,269        (5,971)
       3.3          6.0           8.8          10.6          10.8          4.7          (1.8)
     2,399          673        (2,106)          703         1,596        6,758            83
    10,495       14,306         9,880         6,837        15,081       17,019        17,255
--------------------------------------------------------------------------------------------

    10,682       21,447        45,194        47,141        36,537        6,008       (23,143)
     4,487        9,007        17,174        17,891        13,600        2,958        (3,200)

   (25,108)(2)       --            --            --        (4,464)(2)    2,158(2)         --
--------------------------------------------------------------------------------------------
   (18,913)      12,440        28,020        29,250        18,473        5,208       (19,943)
      (3.3)         2.1           4.3           5.8           4.0          1.5          (6.1)
--------------------------------------------------------------------------------------------


      0.28         1.02          2.03          2.11          1.85         0.25         (1.63)
     (1.70)        1.02          2.03          2.11          1.48         0.42         (1.63)
      0.52         0.48          0.40          0.30          0.08           --            --
     11.10        12.99         12.33         10.83          9.13         7.83          7.41
    12,696       11,679        12,224        12,380        12,270       12,257        12,256

    31 1/2           23        18 1/2            19        14 1/2            9             8
    15 1/2       10 1/8         9 1/8        12 3/4         4 1/4            3         3 5/8
--------------------------------------------------------------------------------------------

   154,455       69,142        74,187        76,257        64,820       43,772        24,513
   239,538      220,038       187,712       194,638       141,640      155,766       169,782
    44,801       45,431        44,683        35,580         3,688        7,662        13,132
   534,749      446,459       451,381       400,076       301,465      277,612       265,595
    16,675       32,428        31,400        37,132        14,890        4,623         3,545
--------------------------------------------------------------------------------------------
   128,894      162,792       131,498        94,214        38,953       96,847       113,055
   237,592      152,488       181,430       167,630       146,654       95,988        90,764
   366,486      315,280       312,928       261,844       185,607      192,835       203,819
      35.2         51.6          42.0          36.0          21.0         50.2          55.5
--------------------------------------------------------------------------------------------

       1.2          1.3           1.5           1.4           1.6          1.3           1.2
  2.6 to 1     1.7 to 1      1.8 to 1      1.8 to 1      1.7 to 1     1.7 to 1      1.5 to 1
      1.52         2.12          5.12          7.47          2.84         1.42         (0.16)
--------------------------------------------------------------------------------------------
      (3.8)         6.6          11.9          15.0          14.8         10.1          (2.4)
     (14.2)         8.0          17.8          21.3          17.5          5.6         (19.8)
--------------------------------------------------------------------------------------------
    44,932       37,971        49,848        56,883        52,784       25,762        (2,918)
    26,777       25,741        22,920        17,442        18,355       18,091        20,597
    52,516       47,945        31,939        13,781         5,348        2,210         5,045
   119,254       91,396       114,534       116,641       110,955      101,679        69,941
--------------------------------------------------------------------------------------------
     3,596        3,894         4,262         4,578         5,318        5,483         5,808
     2,725        2,886         3,001         2,135         2,013        1,843         1,925
       210          204           217           235           230          187           169
--------------------------------------------------------------------------------------------

(3) Includes $7.2 million facilities realignment charge.

(4) Working capital provided by operations is a supplemental financial measurement used in the evaluation of the company's business and should not be construed as an alternative to operating income or cash provided by operating activities since it excludes the effects of changes in working capital.

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

         The Company's results for 1996 continued the trend of record revenues and earnings for the Company. The Company, however, did recognize a decline in its margins due to, among other things, lower average selling prices, increased raw material costs and increased depreciation charges. These declines were substantially offset by increased sales and operating income in the Company's aluminum and fabrication products segment, principally due to the fourth quarter acquisition by the Company of Piper Impact. Overall demand for the Company's products was strong, with all of the Company's operations operating at high utilization levels.

         The Company's hot rolled steel bar business experienced lower operating income for 1996 compared to 1995 even though sales unit volume was higher. The results for 1995 reflected the benefits of unusually high surcharges for molybdenum, chrome and scrap, which did not occur in 1996. Operating income was also negatively impacted in 1996 by increased depreciation related to the completion of Phase II of the Company's MacSteel expansion project and by higher accruals to the allowance for doubtful accounts. Lower operating income in the Company's cold finished steel bar business in 1996 compared to 1995 resulted principally from lower average selling prices and lower sales unit volume as the Company experienced a softening in demand for this segment's products. The Company's steel tube business results for 1996 were adversely affected by higher conversion costs as compared to 1995. The Company's aluminum products business was affected in 1996 by improved demand and lower conversion costs, partly offset by higher accruals to the allowance for doubtful accounts. The Company's aluminum products business also benefited by the acquisition of Piper Impact and margins between selling prices and raw material costs, particularly in the first half of fiscal 1996. These margins, referred to herein as "price spreads", are a key financial performance indicator in the aluminum products business.

         During the first quarter of fiscal 1996, the Company acquired its remaining 10.77% Senior Notes for a purchase price equal to 107.5% of the principal amount plus accrued interest. The purchase resulted in an extraordinary charge of $2.5 million ($4.3 million before taxes).

         The Company currently expects that overall business levels for fiscal 1997 should be similar to those experienced during 1996. However, domestic and global market factors will impact the Company and any slowdown in the U.S. economy could affect demand and pricing for many of the Company's products. The acquisition of Piper Impact will affect 1997 and is expected to result in higher sales and assuming no material declines in the markets in which it serves, be accretive to earnings. Improved financial results will be dependent upon, among other things, whether the continued strength of the economy can be sustained, improvements in the markets which the Company serves and improvement in the price spreads of aluminum products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table sets forth selected operating data for the Company's four business segments:


                                                                       Years Ended October 31,
                                                                       -----------------------
                                                              1996               1995             1994(1)
                                                         ------------------------------------------------
                                                                         (In thousands)
Hot Rolled Steel Bars:
  Units shipped (Tons) ...............................      526.8              503.0                476.1
  Net sales ..........................................   $287,290           $282,100             $245,219
  Operating income ...................................     38,181             41,552               31,209
  Depreciation and amortization ......................     17,815             15,284               12,862
  Identifiable assets ................................   $167,029           $172,544             $167,583

Cold Finished Steel Bars:
  Units shipped (Tons) ...............................      176.5              182.9                182.9
  Net sales ..........................................   $158,549           $170,675             $160,010
  Operating income ...................................     10,359             11,461                8,618
  Depreciation and amortization ......................      1,453              1,310                1,268
  Identifiable assets ................................   $ 54,740           $ 54,985             $ 51,405

Steel Tubes:
  Units shipped (Tons) ...............................       94.2               94.2                 81.4
  Net sales ..........................................   $120,282           $119,915             $106,136
  Operating income ...................................      7,640              8,724                6,492
  Depreciation and amortization ......................      2,285              1,966                1,992
  Identifiable assets ................................   $ 47,755           $ 43,777             $ 38,939

Aluminum Products(2):
  Units shipped (Pounds) .............................    254,559            230,039              154,503
  Net sales ..........................................   $344,867           $331,565             $200,932
  Operating income ...................................     25,088             22,080                9,606
  Depreciation and amortization ......................     16,184             13,135               12,077
  Identifiable assets ................................   $412,048           $230,586             $221,332

================================================================================
  (1) Excludes the effects of charges to a $7.2 million general write-down reserve recorded against manufacturing facilities in 1992 that could not be allocated against specific facilities or between businesses and was therefore reflected as a charge against "Corporate and Other" operations and the identifiable assets included within "Corporate and Other" operations. In
  1994, $4.3 million was charged against the reserve, which included $2.5 million relating to the aluminum products business, $900 thousand relating to the steel tubes business and $900 thousand relating to write-downs of assets classified in "Corporate and Other". (See Note 10 to consolidated financial statements).

  (2) 1996 Results include three months of Piper Impact's operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

1996 COMPARED TO 1995

         NET SALES - Net sales for fiscal 1996 were $895.7 million, representing an increase of $4.5 million when compared to fiscal 1995. This increase resulted principally from higher volumes in the hot rolled steel bar and aluminum products businesses, offset by lower selling prices in both of these businesses.

         Net sales for fiscal 1996 from the Company's hot rolled steel bar business were $287.3 million, representing an increase of $5.2 million, or 2%, when compared to fiscal 1995. This increase was primarily attributable to a 5% increase in volume and was offset by a 3% decrease in average selling prices. Decreases in average selling prices resulted from unusually high surcharges for molybdenum, chrome and scrap during 1995. The increased volume resulted from improved market share and the additional capacity added during fiscal 1995.

         Net sales for fiscal 1996 from the Company's cold finished steel bar business were $158.5 million, representing a decrease of $12.1 million, or 7%, when compared to the record levels in fiscal 1995. The decrease was attributable to a decrease in volume of 3% and a decrease in average selling price of 4%. The decrease in shipments was less than the decrease in total cold finished steel industry shipments due to continued improved market share.

         Net sales from the Company's steel tube business for fiscal 1996 were $120.3 million compared to $119.9 million in 1995. Tons shipped and average selling prices were comparable in both periods.

         Net sales from the Company's aluminum products business for fiscal 1996 were $344.9 million, representing an increase of $13.3 million, or 4%, when compared to fiscal 1995. This increase was partly attributable to the acquisition of Piper Impact. Excluding Piper Impact, pounds shipped increased 9% in 1996 compared to 1995. Average selling prices, however, decreased 13% during the same period. The increase in pounds shipped was primarily the result of improved market share.

         OPERATING INCOME - Consolidated operating income for fiscal 1996 was $66.5 million, which is level with fiscal 1995.

         Operating income from the Company's hot rolled steel bar business for fiscal 1996 was $38.2 million, representing a decrease of $3.4 million, or 8%, when compared to fiscal 1995. This decrease was principally due to increased selling, general and administrative expenses related to higher accruals to the allowance for doubtful accounts.

         Operating income from the Company's cold finished steel bar business for fiscal 1996 was $10.4 million, representing a decrease of $1.1 million, or 10%, when compared to fiscal 1995. This decrease in operating income was principally due to the lower sales.

         Operating income from the Company's steel tube business for fiscal 1996 was $7.6 million, representing a decrease of $1.1 million, or 12%, when compared to fiscal 1995. This decrease was principally due to higher conversion costs and operating losses at the Company's NitroSteel division, a small division that was acquired by the Company in early fiscal 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Operating income from the Company's aluminum products business for fiscal 1996 was $25.1 million, representing an increase of $3.0 million, or 14%, when compared to fiscal 1995. This increase was principally due to the acquisition of Piper Impact in August 1996. Results for 1996 were also affected by higher volumes and lower conversion costs. These positive factors were mostly offset by lower price spreads and higher accruals to the allowance for doubtful accounts in 1996 compared to 1995. Recently, an aluminum products customer discontinued purchases of a particular product line. Although the Company expects to be able to replace most of this lost business, the impact on operating income is expected to be approximately $2 million to $3 million, if none of the lost sales volume can be replaced.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased in fiscal 1996 by $10.2 million, or 22%, as compared to fiscal 1995. This increase is principally due to higher accruals to the allowance for doubtful accounts in the hot rolled steel bar and the aluminum products businesses.

         INTEREST EXPENSE AND CAPITALIZED INTEREST - Interest expense increased by $1.2 million as compared to fiscal 1995 primarily due to increased long-term debt related to the Piper Impact acquisition in the fourth quarter of fiscal 1996. Through the first three quarters of fiscal 1996, interest expense was comparable to the same periods of 1995. Increased interest related to the Company's $84.9 million of 6.88% Convertible Subordinated Debentures that were issued in June 1995 in exchange for the Company's outstanding preferred stock was offset by the early extinguishment of a portion of the Company's senior debt in the first quarter of fiscal 1995 and the early extinguishment of the remaining senior debt in the first fiscal quarter of 1996. Capitalized interest decreased by $1.3 million in 1996 compared to 1995 primarily resulting from the completion in March 1995 of Phase II of the Company's MacSteel Ultra Clean Steel Program. Capitalized interest is expected to increase in fiscal 1997 as capital spending on Phase III of the MacSteel expansion project continues.

         OTHER - Included in "Other, net" for fiscal 1996, was a $2.3 million pretax gain which represents the final recovery of a business interruption claim related to a fire at the Company's Lincolnshire, Illinois facility that occurred in 1993. Also included in "Other, net" in 1996 was a $1.5 million loss resulting from abandonment of idle assets. Included in "Other, net" for fiscal 1995 was a $1.1 million pretax gain related to a life insurance policy on a deceased former officer. In addition, "Other, net" included investment income of $1.6 million for fiscal 1996 as compared to $783 thousand for fiscal 1995. In fiscal 1997, the amortization of the goodwill related to the Piper Impact acquisition will increase by approximately $1.6 million.

         EXTRAORDINARY CHARGE - Included in fiscal 1996 was an extraordinary charge of $2.5 million compared to $2.0 million in 1995 relating to early extinguishment of debt.

         NET INCOME - Net income attributable to common shareholders for fiscal 1996 was $30.4 million, compared to $27.9 million for fiscal 1995. Preferred dividends reduced net income attributable to common shareholders by $4.0 million for fiscal 1995. There were no preferred dividends in 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

1995 COMPARED TO 1994

         NET SALES - Net sales for fiscal 1995 were $891.2 million, representing an increase of $191.9 million, or 27%, when compared to fiscal 1994. This increase was due to significantly higher volume in the aluminum products business, additional volume from increased production capacity as compared to last year, improvements in the economy, increases in demand and higher average selling prices.

         Net sales for fiscal 1995 from the Company's hot rolled steel bar business were $282.1 million, representing an increase of $36.9 million, or 15%, when compared to fiscal 1994. This increase was primarily attributable to increased volume and a 9% increase in average selling prices. Volume increases reflected the additional capacity provided from the capital expenditures completed in March 1995. The hot rolled steel bar business also benefited from strength in the durable goods markets.

         Net sales for fiscal 1995 from the Company's cold finished steel bar business were $170.7 million, representing an increase of $10.7 million, or 7%, when compared to fiscal 1994. The increase was primarily attributable to an increase in average selling price of 7%. Even though volume for the last half of the fiscal year was down 9% as compared to the last half of fiscal 1994, the strength experienced during the first half of the year, combined with the increase in average selling prices, resulted in the year-to-year net sales improvement.

         Net sales from the Company's steel tube business for fiscal 1995 were $119.9 million, representing an increase of $13.8 million, or 13%, when compared to fiscal 1994. This increase in sales resulted principally from a 16% increase in volume. The Company's steel tube business was adversely affected in fiscal 1994, and to a lesser degree in fiscal 1995, by downward pricing pressure from imports on certain products and a general weakness in this segment's primary markets, which include power generation and the petrochemical and refining industries. In June 1994, the Company filed petitions alleging that imports of carbon and alloy seamless pipe up to 4.5 inches in diameter from four countries were being dumped or subsidized. In August 1994, the International Trade Commission (the "ITC") made an affirmative preliminary determination that imports of small-diameter pipe from these countries were causing injury to the U.S. industry and in January 1995, dumping bonds were imposed on imports of these products by these countries. In July 1995, the ITC made a final determination that imports of small diameter seamless carbon and alloy standard, line and pressure pipe from four countries had caused injury to the U.S. industry. This final ruling results in the ongoing enforcement of countervailing duties imposed by the U.S. Department of Commerce. The Company believes that the volume improvement in fiscal 1995 over fiscal 1994 was due, in part, to the favorable ruling.

         Net sales from the Company's aluminum products business for fiscal 1995 were $331.6 million, representing an increase of $130.6 million, or 65%, when compared to fiscal 1994. This increase was attributable to an increase in volume of 49% due to improved demand and market share and an increase in average selling price of 11%. First and second quarter results for fiscal 1994 were adversely affected by the fire at the Company's Lincolnshire plant. Results for fiscal 1995 were affected by aluminum price increases, which generally increased by more than the Company's average selling price because of a change in product mix.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         OPERATING INCOME - Consolidated operating income for fiscal 1995 was $66.5 million, representing an increase of $25.6 million, or 63%, when compared to fiscal 1994. This increase was principally due to higher net sales.

         Operating income from the Company's hot rolled steel bar business for fiscal 1995 was $41.6 million, representing an increase of $10.3 million, or 33%, when compared to fiscal 1994. This increase was principally due to higher volume, higher net sales and improved margins.

         Operating income from the Company's cold finished steel bar business for fiscal 1995 was $11.5 million, representing an increase of $2.8 million, or 33%, when compared to fiscal 1994. This increase was principally due to higher net sales and improved margins.

         Operating income from the Company's steel tube business for fiscal 1995 was $8.7 million, representing an increase of $2.2 million, or 34%, when compared to fiscal 1994. This increase was principally due to higher volume and net sales.

         Operating income from the Company's aluminum products business for fiscal 1995 was $22.1 million, representing an increase of $12.5 million, or 130%, when compared to fiscal 1994. This increase was principally due to substantially higher volume and net sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased in fiscal 1995 by $1.7 million, or 4%, as compared to fiscal 1994. As a percentage of net sales, however, selling, general and administrative expenses were 5.2% in fiscal 1995 as compared to 6.4% in fiscal 1994.

         INTEREST EXPENSE AND CAPITALIZED INTEREST - Interest expense decreased by $3.2 million as compared to fiscal 1994 primarily as a result of the early extinguishment of a portion of the Company's senior debt late in the first fiscal quarter of 1995. Interest expense is expected to increase in fiscal 1996 following the Company's exchange of its 6.88% Cumulative Convertible Exchangeable Preferred Stock for $84.9 million principal amount of its 6.88% Convertible Subordinated Debentures due June 30, 2007 on June 30, 1995. Capitalized interest decreased by $1.9 million as compared to fiscal 1994 due to the completion in early fiscal 1995 of the construction at the Company's hot rolled steel bar business facilities.

         OTHER - Included in "Other, net" for fiscal 1995, was a $1.1 million pretax gain related to a life insurance policy on a deceased former officer. Included in "Other, net" for fiscal 1994 was a $1.7 million pretax charge related to certain financing contracts, partially offset by $1.0 million of income relating to partial reimbursement of a business interruption loss for the fire that occurred at the Company's Lincolnshire facility in August 1993. In addition, "Other, net" included investment income of $783 thousand for fiscal 1995, compared to $3.0 million for fiscal 1994. The decrease in investment income was due to a decline in cash and short-term investments as such funds were used to reduce debt, and losses on sales of short-term investments.

         EXTRAORDINARY CHARGE - Included in fiscal 1995 was an extraordinary charge of $2.0 million relating to early extinguishment of debt.

         NET INCOME - Net income attributable to common shareholders for fiscal 1995 was $27.9 million, compared to $12.9 million for fiscal 1994. Preferred dividends reduced net income attributable to common shareholders by $4.0 million for fiscal 1995, as compared to $5.9 million for fiscal 1994. The improvement in net income attributable to common shareholders was primarily attributable to improved operating income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement replaced the Company's former $75 million Revolving Credit and Letter of Credit Agreement (the "Old Bank Agreement"), effective July 23, 1996. The Bank Agreement consists of a revolving line of credit ("Revolver") and up to two term loans not to exceed $100 million in the aggregate and repayable at a date selected by the Company to be no later than July 23, 2004. Any term loan elections reduce the amount available under the Revolver. The Bank Agreement expires July 23, 2001, and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either (i) the prime rate or the federal funds rate plus one percent, whichever is higher, or (ii) a Eurodollar based rate. In the fourth quarter of fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement, to fixed rate. Under these agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and received on a LIBOR based variable rate (5.53125% at October 31, 1996). Differentials to be paid or received under the agreements are recognized as interest expense. The agreements mature in 2003. The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined. The Bank Agreement limits the payment of dividends and certain restricted investments. At October 31, 1996, retained earnings of $35,571,000 were available for dividends. Under the Bank Agreement, at October 31, 1996, there were $160.0 million of outstanding Revolver borrowings. Additional borrowings under the Bank Agreement were used to fund the acquisition of Piper Impact.

         In December 1995, the Company acquired all of its outstanding 10.77% Senior Notes for a purchase price equal to 107.5% of the principal amount plus accrued interest. The acquisition and related expenses resulted in an after-tax extraordinary charge of approximately $2.5 million in the first quarter of 1996. The acquisition was funded with cash and additional borrowings under the Old Bank Agreement.

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

         On August 9, 1996, the Company completed the acquisition of substantially all of the assets of Piper Impact. Piper Impact's assets, net of various liabilities, were acquired for approximately $130 million in cash, cash equivalents, and notes. This acquisition was financed with existing cash and bank borrowings. Subsequent to the acquisition, the Company's Board of Directors approved additional capital expenditures at Piper Impact totaling approximately $55 million. These expenditures are expected to provide the capacity needed to supply major new customer programs phasing in over the next two years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         At October 31, 1996, the Company had commitments of $34 million for the purchase or construction of capital assets, primarily relating to the Company's continued expansion at MacSteel and the expansion at Piper Impact. The capital project at MacSteel also includes significant upgrades to pollution control systems to ensure compliance with new EPA standards under the Clean Air Act. The MacSteel expansion is expected to cost approximately $60 million and is expected to be completed during fiscal year 1998. The Company plans to fund this capital investment through cash flow from operations and, if necessary, additional borrowings.

         The Company believes that it has sufficient funds and adequate financial sources available to meet its anticipated liquidity needs. The Company also believes that cash flow from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures, debt service requirements, environmental expenditures and dividends.

         Operating Activities

Cash provided by operating activities during fiscal 1996 was $64.1 million. This represents a decrease of $3.0 million, or 4%, as compared to fiscal 1995. Increased working capital requirements related to inventories and accounts payable were mostly offset by decreased accounts receivable.

         Investment Activities

Net cash used by investment activities in fiscal 1996 was $172.6 million as compared to net cash provided of $25.6 million in fiscal 1995. The decrease in cash provided by investment activities was principally due to the acquisition of the assets of Piper Impact, higher capital spending, and decreases in short-term investments in 1995. The Company estimates that fiscal 1997 capital expenditures will approximate $70 to $80 million.

         Financing Activities

Net cash provided by financing activities for fiscal 1996 was $99.3 million, principally consisting of $160 million in bank borrowings offset by $44.7 million related to the early extinguishment of the Senior Notes, $10.0 million in repayments of notes payable and $8.1 million in common dividends.

The Company uses futures and option contracts to hedge a portion of its exposure to price fluctuations of aluminum. The exposure is related to the Company's backlog of aluminum sales orders with committed prices as well as future aluminum sales for which a sales price increase would lag a raw material cost increase. Firm price commitments do not extend beyond December, 1996. Hedging gains and losses are included in "Cost of sales" in the income statement concurrently with the hedged sales. Unrealized gains and losses related to open contracts are not reflected in the consolidated statements of income.

EFFECTS OF INFLATION

Inflation has not had a significant effect on earnings and other financial statement items.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

PRIVATE SECURITIES LITIGATION REFORM ACT

Certain forward looking information contained herein is being provided in accordance with the provisions of the Private Securities Litigation Reform Act. Such information is subject to certain assumptions and beliefs based on current information known to the Company and is subject to factors that could result in actual results differing materially from those anticipated in the forward looking statements contained in this report. Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, interest rates, the continuation of countervailing import duties on certain of the Company's competitors, construction delays, market conditions for the Company's customers, any material changes in purchases by the principal customers of AMSCO and Piper Impact, environmental regulations and changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company's successful implementation of its internal operating plans, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved.

NEW ACCOUNTING PRONOUNCEMENTS

During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This new standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on the fair-value method of accounting. The Company is required to adopt SFAS No. 123 for its fiscal year 1997. The Company expects to furnish the pro-forma disclosure required under SFAS No. 123, if material, but plans to elect to continue to follow the accounting provisions of Accounting Principles Board Opinion No. 25.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Quanex Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Quanex Corporation and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1996. Our audits also included the financial statement schedule listed in the index on page 57.
These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quanex Corporation and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP
-------------------------------------
Deloitte & Touche LLP
Houston, Texas
November 22, 1996

RESPONSIBILITY FOR FINANCIAL REPORTING

The accompanying consolidated financial statements of Quanex Corporation and subsidiaries were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's best judgments and estimates.

Quanex's system of internal controls is designed to provide reasonable assurance, at justifiable cost, as to the reliability of financial records and reporting and the protection of assets. The system of controls provides for appropriate division of responsibility and the application of policies and procedures that are consistent with high standards of accounting and administration. Internal controls are monitored through recurring internal audit programs and are updated as our businesses and business conditions change.

The Audit Committee, composed solely of outside directors, determines that management is fulfilling its financial responsibilities by meeting periodically with management, Deloitte & Touche LLP, and Quanex's internal auditors, to review internal accounting control and financial reporting matters. The internal and independent auditors have free and complete access to the Audit Committee.

We believe Quanex's system of internal controls, combined with the activities of the internal and independent auditors and the Audit Committee, provides reasonable assurance of the integrity of our financial reporting.

/s/  Vernon E. Oechsle                            /s/  Wayne M. Rose
---------------------------------                 ------------------------------
Vernon E. Oechsle                                 Wayne M. Rose
President and                                     Vice President and
Chief Executive Officer                           Chief Financial Officer

Quanex Corporation
CONSOLIDATED BALANCE SHEETS

=================================================================================================
October 31,                                                       1996           1995
-------------------------------------------------------------------------------------------------
                                                                     (In thousands)
ASSETS
Current assets:
 Cash and equivalents. . . . . . . . . . . . . . . . . . . .     $ 35,985        $ 45,213
 Accounts and notes receivable, less allowance for doubtful
 accounts of $8,351,000 in 1996 and $3,581,000 in 1995 . . .      103,934         104,240
 Inventories. . .. . . . . . . . . . . . . . . . . . . . . .      113,287          84,676
 Deferred income taxes . . . . . . . . . . . . . . . . . . .        9,998           6,848
 Prepaid expenses. . . . . . . . . . . . . . . . . . . . . .          134           1,398
                                                                 --------        --------
 Total current assets . . . . . . . . . . . . . . . . . . .       263,338         242,375
Property, plant and equipment, net. . . . . . . . . . . . .       351,546         258,564
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . .        84,343          32,064
Other assets. . . . . . . . . . . . . . . . . . . . . . . .        18,979          13,744
                                                                 --------        --------
                                                                 $718,206        $546,747
                                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable . . . . . . . . . . . . . . . . . . . . . .       $  5,575        $ 10,000
 Accounts payable  . . . . . . . . . . . . . . . . . . . .         93,104          91,730
 Accrued expense . . . . . . . . . . . . . . . . . . . . .         50,580          42,087
 Current maturities of long-term debt. . . . . . . . . . .            -            20,968
 Income taxes payable . . . . . . . . . . . . . . . . . . . .       3,807             423
                                                                  -------        --------
 Total current liabilities. . . . . . . . . . . . . . . . .       153,066         165,208
Long-term debt . . . . . . . . . . . . . . . . . . . . . . .      253,513         111,894
Deferred pension credits . . . . . . . . . . . . . . . . . .       17,293          16,656
Deferred postretirement welfare benefits . . . . . . . . . .       55,628          53,185
Deferred income taxes . . . . . . . . . . . . . . . . . . . .      24,033          29,278
Other liabilities . . . . . . . . . . . . . . . . . . . . . .      20,000             -
                                                                  -------        --------
     Total liabilities. . . . . . . . . . . . . . . . . . . .     523,533         376,221
Stockholders' equity:
 Preferred stock, no par value, 1,000,000 shares authorized;
 issued & outstanding - none in 1996 and 1995 . . . . . . .           -               -
 Common stock, $.50 par value, 25,000,000 shares authorized;
 13,590,400 Shares in 1996 and 13,485,312 shares in 1995
 issued and outstanding. . . . . . . . . . . . . . . . . . .        6,795           6,743
 Additional paid-in capital. . . . . . . . . . . . . . . . .       94,251          92,406
 Retained earnings . . . . . . . . . . . . . . . . . . . . .       96,623          74,426
 Unearned compensation . . . . . . . . . . . . . . . . . . .         (185)           (317)
 Adjustment for minimum pension liability. . . . . . . . . .       (2,811)         (2,732)
                                                                 --------        --------
 Total stockholders' equity . . . . . . . . . . . . . . . .       194,673         170,526
                                                                 --------        --------
                                                                 $718,206        $546,747
                                                                 ========        ========

================================================================================================

See notes to consolidated financial statements.

Quanex Corporation
CONSOLIDATED STATEMENTS OF INCOME

==============================================================================================================
Years ended October 31,                                             1996            1995            1994
--------------------------------------------------------------------------------------------------------------
                                                                  (In thousands, except per share amounts)
Net sales . . . . . . . . . . . . . . . . . . . . .           $ 895,710       $ 891,195        $ 699,314
Costs and expenses:
 Cost of sales. . . . . . . . . . . . . . . . . . .             772,371         778,067          613,553
 Selling, general and administrative. . . . . . . .              56,798          46,647           44,898
                                                              ---------       ---------        ---------
Operating income. . . . . . . . . . . . . . . . . .              66,541          66,481           40,863
Other income (expense):
 Interest expense . . . . . . . . . . . . . . . . .             (11,929)        (10,742)         (13,944)
 Capitalized interest . . . . . . . . . . . . . . .                 569           1,872            3,766
 Other, net . . . . . . . . . . . . . . . . . . . .               1,526             769            1,818
                                                              ---------       ---------        ---------
Income before income taxes and
 extraordinary charge . . . . . . . . . . . . . . .              56,707          58,380           32,503
Income tax expense. . . . . . . . . . . . . . . . .             (23,817)        (24,520)         (13,651)
                                                              ---------       ---------        ---------
Income before extraordinary charge. . . . . . . . .              32,890          33,860           18,852
Extraordinary charge - early extinguishment
 of debt. . . . . . . . . . . . . . . . . . . . . .              (2,522)         (2,021)             -
                                                              ---------       ---------        ---------
Net income. . . . . . . . . . . . . . . . . . . . .              30,368          31,839           18,852
Preferred dividends . . . . . . . . . . . . . . . .                 -            (3,957)          (5,934)
                                                              ---------       ---------        ---------
Net income attributable to
 common stockholders. . . . . . . . . . . . . . . .           $  30,368       $  27,882        $  12,918
                                                              =========       =========        =========

Earnings per common share:
 Primary before extraordinary charge. . . . . . . .           $    2.41       $    2.20        $     .96
 Extraordinary charge . . . . . . . . . . . . . . .               (0.19)          (0.15)              -
                                                              ---------       ---------        ---------
 Total primary earnings . . . . . . . . . . . . . .           $    2.22       $    2.05        $     .96
                                                              =========       =========        =========

 Fully diluted before extraordinary charge. . . . .           $    2.20       $    2.20        $     .96
 Extraordinary charge . . . . . . . . . . . . . . .               (0.15)          (0.15)              -
                                                              ---------       ---------        ---------
 Total assuming full dilution . . . . . . . . . . .           $    2.05       $    2.05        $     .96
                                                              =========       =========        =========

Weighted average number of shares outstanding
 Primary. . . . . . . . . . . . . . . . . . . . . .              13,658          13,580           13,496
 Assuming full dilution . . . . . . . . . . . . . .              16,585          13,580           13,496
-------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Quanex Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended October 31, 1996, 1995, and 1994
(Dollar amounts in thousands)

                                                                                                        Adjustment for
                                                                                                       Minimum Pension
                                     Preferred Stock       Common Stock       Additional                 Liability/       Total
                                    ----------------------------------------    Paid-in    Retained       Unearned     Stockholders'
                                     Shares   Amount      Shares     Amount     Capital    Earnings     Compensation     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 1993. . .    345,000   $86,250   13,314,837   $6,657     $85,218    $49,635      $(1,984)         $225,776
   Net Income. . . . . . . . . .          -         -            -        -           -     18,852            -            18,852
   Common dividends
     ($.56 per share). . . . . .          -         -            -        -           -     (7,472)           -            (7,472)
   Preferred dividends . . . . .          -         -            -        -           -     (5,934)           -            (5,934)
   Adjustment for minimum
     pension liability . . . . .          -         -            -        -           -          -          261               261
   Unearned compensation . . . .          -         -            -        -           -          -         (370)             (370)
   Other . . . . . . . . . . . .          -         -       62,887       31       1,105          -            -             1,136
                                    -------   -------   ----------   ------     -------    -------      -------          --------
Balance at October 31, 1994. . .    345,000    86,250   13,377,724    6,688      86,323     55,081       (2,093)          232,249
   Net income  . . . . . . . . .          -         -            -        -           -     31,839            -            31,839
   Common dividends
     ($.59 per share). . . . . .          -         -            -        -           -     (7,932)           -            (7,932)
   Preferred dividends . . . . .          -         -            -        -           -     (4,451)           -            (4,451)
   Conversion of preferred
     stock to subordinated
     debentures  . . . . . . . .    339,681)  (84,920)           -        -       3,350          -            -           (81,570)
   Conversion of preferred
     stock to common stock . . .     (5,319)   (1,330)      42,211       21       1,309          -            -                 -
   Adjustment for minimum
     pension liability   . . . .          -         -            -        -           -          -       (1,009)           (1,009)
   Unearned compensation . . . .          -         -            -        -           -          -           53                53
   Other . . . . . . . . . . . .          -         -       65,377       34       1,424       (111)           -             1,347
                                    -------   -------   ----------   ------     -------    -------      -------          --------
Balance at October 31, 1995. . .          -         -   13,485,312    6,743      92,406     74,426       (3,049)          170,526

   Net income. . . . . . . . . .          -         -            -        -           -     30,368            -            30,368
   Common dividends
     ($.60 per share)  . . . . .          -         -            -        -           -     (8,115)           -            (8,115)
   Adjustment for minimum
     pension liability . . . . .          -         -            -        -           -          -          (79)              (79)
   Unearned compensation . . . .          -         -            -        -           -          -          132               132
   Other . . . . . . . . . . . .          -         -      105,088       52       1,845        (56)           -             1,841
                                    -------   -------   ----------   ------     -------    -------      -------          --------
Balance at October 31, 1996. . .          -   $     -   13,590,400   $6,795     $94,251    $96,623      $(2,996)         $194,673
                                    =======   =======   ==========   ======     =======    =======      =======          ========

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

Quanex Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW

=====================================================================================================================
     Years Ended October 31,                                          1996             1995             1994
---------------------------------------------------------------------------------------------------------------------
                                                                                 (In thousands)
OPERATING ACTIVITIES:
   Net Income. . . . . . . . . . . . . . . . . . . . . . .          $  30,368         $  31,839        $  18,852
   Adjustments to reconcile net income to cash
    provided by operating activities:
       Depreciation and amortization . . . . . . . . . . .             38,416            32,433           28,535
       Facilities realignment charge . . . . . . . . . . .                -                 -             (4,264)
       Deferred income taxes . . . . . . . . . . . . . . .              2,602             6,910            4,786
       Deferred pension costs. . . . . . . . . . . . . . .               (719)           (1,073)             151
       Deferred postretirement welfare benefits. . . . . .              2,443             2,443            3,183
                                                                    ---------         ---------        ---------
                                                                       73,110            72,552           51,243

   Changes in assets and liabilities net of
    effects from acquisitions and dispositions:
       Decrease (increase) in accounts and notes
        receivable . . . . . . . . . . . . . . . . . . . .             11,921           (21,158)         (17,206)
       Increase in inventory . . . . . . . . . . . . . . .            (16,773)           (2,876)          (4,901)
       Increase (decrease) in accounts payable . . . . . .             (6,789)           16,215           13,166
       Increase in accrued expenses. . . . . . . . . . . .              1,470             4,969            4,614
       Other, net. . . . . . . . . . . . . . . . . . . . .              1,175            (2,580)            (900)
                                                                    ---------         ---------        ---------
          Cash provided by operating activities. . . . . .             64,114            67,122           46,016

INVESTMENT ACTIVITIES:
   Acquisition of Piper Impact, Inc., net of cash
      and equivalents acquired . . . . . . . . . . . . . .           (123,264)              -                -
   Capital expenditures, net of retirements. . . . . . . .            (44,260)          (26,601)         (42,457)
   Decrease (increase) in short-term investments . . . . .                -              54,070           (6,415)
   Proceeds from the sale of Viking Metallurgical
      Subsidiary  . . . . . . . . . . . . . . . . . . . .                 -                 -              6,390
   Other, net. . . . . . . . . . . . . . . . . . . . . . .             (5,120)           (1,878)           1,195
                                                                    ---------         ---------        ---------
        Cash provided (used) by investment activities. . .           (172,644)           25,591          (41,287)
                                                                    ---------         ---------        ---------
        Cash provided (used) by operating and
          investment activities . . . . . . . . . . . . .            (108,530)           92,713            4,729

FINANCING ACTIVITIES:
   Bank borrowings . . . . . . . . . . . . . . . . . . .              160,000               -                -
   Notes payable borrowings (repayments) . . . . . . . .              (10,000)           10,000              -
   Purchase of Senior Notes. . . . . . . . . . . . . . .              (44,667)          (59,500)             -
   Repayments of long-term debt. . . . . . . . . . . . .                  -             (20,958)            (295)
   Common dividends paid . . . . . . . . . . . . . . . .               (8,115)           (7,932)          (7,472)
   Preferred dividends paid. . . . . . . . . . . . . . .                  -              (4,451)          (5,934)
   Other, net. . . . . . . . . . . . . . . . . . . . . .                2,084             1,300              766
                                                                    ---------         ---------        ---------
        Cash provided (used) by financing activities. .                99,302           (81,541)         (12,935)
                                                                    ---------         ---------        ---------
Increase (decrease) in cash and equivalents . . . . . .                (9,228)           11,172           (8,206)
Cash and equivalents at beginning of period . . . . . .                45,213            34,041           42,247
                                                                    ---------         ---------        ---------
Cash and equivalents at end of period . . . . . . . . .             $  35,985          $ 45,213         $ 34,041
                                                                    =========          ========         ========

================================================================================
See notes to consolidated financial statements.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Quanex Corporation and its subsidiaries (the "Company"), all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

SCOPE OF OPERATIONS

The Company operates primarily in four industry segments: the manufacturing of hot rolled steel bars, cold finished steel bars, steel tubes, and aluminum products. The Company's operations are conducted in the United States. For the years ended October 31, 1996, 1995 and 1994, no single customer accounted for more than 10% of the Company's revenue. (See Note 10)

STATEMENTS OF CASH FLOWS

The Company generally considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Similar investments with original maturities beyond three months are considered short-term investments. For fiscal years 1996, 1995 and 1994 cash paid for income taxes was $19,551,000, $17,572,000, and $10,144,000, respectively. These amounts are before refunds of $204,000, $47,000, and $294,000, respectively. Cash paid for interest for fiscal 1996, 1995 and 1994 was $12,084,000, $10,324,000, and $13,990,000, respectively. Cash payments related to the facilities realignment charge recorded in fiscal 1992 were $625,000 for fiscal 1994. Non-cash investing and financing activities in fiscal 1995 included the exchange of $84,920,000 of the Company's Cumulative Convertible Exchangeable Preferred Stock for the Company's 6.88% Convertible Subordinated Debentures due June 30, 2007, and the conversion of $1,330,000 of the Company's Cumulative Convertible Exchangeable Preferred Stock to the Company's common stock. (See
Note 2 regarding the acquisition of Piper Impact, Inc.)

INVENTORIES

Inventories are valued at the lower of cost or market. The accounting methods used in valuing the Company's inventories are described in Note 4.

LONG-LIVED ASSETS

Goodwill represents the excess of the purchase price over the fair value of acquired companies and is being amortized on a straight line basis over forty years for the goodwill resulting from the acquisition of Nichols Homeshield in 1989, and over twenty-five years for the goodwill resulting from the acquisition of Piper Impact, Inc. in 1996 (See Note 2). At October 31, 1996 and 1995, accumulated amortization was $7,297,000 and $5,807,000, respectively. The Company evaluates any possible impairment of goodwill using estimates of undiscounted future cash flows.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

LONG-LIVED ASSETS - CONTINUED

Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of certain categories are as follows:

                                                                       Years
                                                                     ----------
  Land improvements  . . . . . . . . . . . . . . . . . . . .          10 to 25
  Buildings  . . . . . . . . . . . . . . . . . . . . . . . .          10 to 40
  Machinery and equipment  . . . . . . . . . . . . . . . . .           3 to 20



During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". The statement establishes accounting standards related to the impairment of long-lived assets, such as property, plant, equipment and intangibles. The Company will adopt Statement No. 121 in fiscal 1997 and does not expect a significant impact on its financial position or results of operations.

HEDGING

The Company uses futures and option contracts to hedge a portion of its exposure to price fluctuations of aluminum. Hedging gains and losses are recognized concurrently with the related sales transactions. The Company enters into interest rate agreements which effectively exchange variable interest rate debt for fixed interest rate debt. The agreements are used to reduce the exposure to increasing interest rates. The Company enters into these agreements with major financial institutions. The Company does not use derivative financial instruments for trading or speculative purposes. (See Note 14)

EARNINGS PER SHARE DATA

Primary earnings per share is computed by deducting preferred dividends from net income in order to determine net income attributable to common stockholders. This amount is then divided by the weighted average number of common shares outstanding and common stock equivalents.

Fully diluted earnings per-share amounts assume conversion of the Company's 6.88% Convertible Subordinated Debentures, the elimination of the related interest and amortization of issuance costs, net of tax, and the issuance of common stock for all other potentially dilutive common stock equivalents outstanding.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

USE OF ESTIMATES

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION

Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to 1996 presentation.

2. ACQUISITION OF PIPER IMPACT, INC.

On August 9, 1996, the Company acquired the assets, net of various liabilities, of Piper Impact, Inc. ("Piper Impact"). Piper Impact is a manufacturer of custom-designed, impact-extruded aluminum and steel parts for the transportation, electronics and defense markets, with production facilities in New Albany, Mississippi and Park City, Utah.

Piper Impact's net assets were acquired for approximately $130 million in cash, cash equivalents, and notes. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the assets and liabilities of Piper Impact based on their estimated fair values. The goodwill associated with the Piper Impact acquisition approximated $54 million, which is being amortized on a straight-line basis over twenty-five years. To finance the acquisition, the Company entered into an unsecured revolving credit/term loan facility which provides for the borrowing of up to $250 million. (See Note 7)

Liabilities assumed included an estimated $20 million related to costs for further investigation and specified environmental remediation. These cost estimates include charges for additional studies, remediation, renovations to affected facilities and equipment, and other compliance expenditures. The estimated range of costs is $15 million to $25 million of which the accrual represents management's best estimate of total costs expected to be incurred. Actual expenditures could differ from current estimates as additional studies are completed, requiring revisions to the remediation and restoration plan.

The unaudited pro-forma consolidated results of operations of the Company are shown below as if the acquisition had occurred at the beginning of the fiscal periods indicated. These results are not necessarily indicative of the results which would actually have occurred if the purchase had taken place at the beginning of the periods, nor are they necessarily indicative of future results.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2. ACQUISITION OF PIPER IMPACT, INC.- CONTINUED

                                                                                  October 31,
                                                                          --------------------------
PRO FORMA                                                                    1996             1995
                                                                          --------------------------
(In thousands, except per share amounts)                                          (Unaudited)
----------------------------------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 984,133        $ 997,567
Income before extraordinary charge. . . . . . . . . . . . . . . .            37,663           39,281
Preferred dividends . . . . . . . . . . . . . . . . . . . . . . .               -              3,957
Net income attributable to common shareholders
 before extraordinary charge. . . . . . . . . . . . . . . . . . .            37,663           35,324
Earnings per share before extraordinary charge:
 Primary. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $2.76            $2.60
 Fully diluted. . . . . . . . . . . . . . . . . . . . . . . . . .             $2.49            $2.48




3. INCOME TAXES

Effective November 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". This statement requires the use of the asset and liability approach for financial accounting and reporting for income taxes. Adoption of this statement did not have a material effect on the Company's financial position or results of operations. Prior year financial statements have not been restated.

Income tax expense (benefit) consists of the following:

                                                                          Years Ended October 31,
                                                                 ------------------------------------------
                                                                  1996             1995             1994
                                                                 ------------------------------------------
                                                                              (In thousands)
 Current:
  Federal. . . . . . . . . . . . . . . . . . . . . . .           $ 18,374          $ 16,302         $  9,738
  State. . . . . . . . . . . . . . . . . . . . . . . .              4,204             1,940            1,359
                                                                 --------          --------         --------
                                                                   22,578            18,242           11,097
 Deferred . . . . . . . . . . . . . . . . . . . . . . .             1,239             6,278            2,554
                                                                 --------          --------         --------
                                                                   23,817            24,520           13,651
 Reduction of taxes from extinguishment of debt . . . .            (1,826)           (1,463)             -
                                                                 --------          --------         --------
                                                                 $ 21,991          $ 23,057         $ 13,651
                                                                 ========          ========         ========


Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3. INCOME TAXES - CONTINUED

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's net deferred tax liability are as follows:


                                                                                      October 31,
                                                                              -----------------------------
                                                                                 1996             1995
                                                                              -----------------------------
                                                                                     (In thousands)
 Deferred tax liability:
  Property, plant and equipment. . . . . . . . . . . . . . . . . .              $ 38,807         $ 39,604
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . .                   820            3,887
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                12,791           15,446
                                                                                --------         --------
                                                                                  52,418           58,937
                                                                                --------         --------
 Deferred tax assets:
  Postretirement benefit obligation. . . . . . . . . . . . . . . .                21,937           20,834
  Other employee benefit obligations . . . . . . . . . . . . . . .                 9,594            9,982
  Other accrued liabilities. . . . . . . . . . . . . . . . . . . .                 6,852            5,691
                                                                                --------         --------
                                                                                  38,383           36,507
                                                                                --------         --------
 Net deferred tax liability . . . . . . . . . . . . . . . . . . .               $ 14,035         $ 22,430
                                                                                ========         ========

 Deferred income tax liability - non-current. . . . . . . . . . .               $ 24,033         $ 29,278
 Deferred tax assets - current. . . . . . . . . . . . . . . . . .                 (9,998)          (6,848)
                                                                                --------         --------
  Net deferred tax liability . . . . . . . . . . . . . . . . . . .              $ 14,035         $ 22,430
                                                                                ========         ========





Income tax expense differs from the amount computed by applying the statutory federal income tax rate to earnings before income taxes for the following reasons:

                                                                            Years Ended October 31,
                                                             ----------------------------------------------
                                                                 1996             1995             1994
                                                             ----------------------------------------------
                                                                              (In thousands)
 Income tax expense at statutory tax rate. . . . . . .         $ 19,847          $ 20,433         $ 11,376

 Increase in taxes resulting from:
  State income taxes, net of federal effect . . . . . .           3,055             3,190            1,720
  Goodwill. . . . . . . . . . . . . . . . . . . . . . .             334               334              331
  Other items, net. . . . . . . . . . . . . . . . . . .             581               563              224
                                                               --------          --------         --------
                                                               $ 23,817          $ 24,520         $ 13,651
                                                               ========          ========         ========


Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

4. INVENTORIES

Inventories consist of the following:

                                                                                     October 31,
                                                                        ----------------------------------
                                                                                1996             1995
                                                                        ----------------------------------
                                                                                   (In thousands)
 Raw materials. . . . . . . . . . . . . . . . . . . . . . . . . . .       $  37,904        $  27,655
 Finished goods and work in process . . . . . . . . . . . . . . . .          66,376           48,071
                                                                          ---------        ---------
                                                                            104,280           75,726
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,007            8,950
                                                                          ---------        ---------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 113,287        $  84,676
                                                                          =========        =========


 The values of inventories in the consolidated balance sheets are based on the following accounting methods:

 LIFO . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 92,320         $ 75,726
 FIFO . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,967            8,950
                                                                          --------         --------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $113,287         $ 84,676
                                                                          ========         ========




With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $15,000,000 and $24,000,000 at October 31, 1996 and 1995, respectively.


5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                                           October 31,
                                                                                  ----------------------------
                                                                                      1996             1995
                                                                                  ----------------------------
                                                                                            (In thousands)
Land and land improvements. . . . . . . . . . . . . . . . . . . . .                 $ 20,159        $ 17,556
Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   89,892          76,364
Machinery and equipment . . . . . . . . . . . . . . . . . . . . . .                  501,420         424,266
Construction in progress. . . . . . . . . . . . . . . . . . . . . .                   41,165           7,139
                                                                                    --------        --------
                                                                                     652,636         525,325
Less accumulated depreciation and amortization. . . . . . . . . . .                  301,090         266,761
                                                                                    --------        --------
                                                                                    $351,546        $258,564
                                                                                    ========        ========



The Company had commitments for the purchase or construction of capital assets amounting to approximately $34 million at October 31, 1996.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                                            October 31,
                                                                             -----------------------------------
                                                                                   1996             1995
                                                                             -----------------------------------
                                                                                       (In thousands)
Accrued contribution to pension funds . . . . . . . . . . . . . . .               $ 2,804         $ 2,703
Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,925           3,080
Payroll, payroll taxes and employee benefits. . . . . . . . . . . .                28,467          23,479
State and local taxes . . . . . . . . . . . . . . . . . . . . . . .                 2,549           3,346
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                13,835           9,479
                                                                                  -------         -------
                                                                                  $50,580         $42,087
                                                                                  =======         =======




7. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt consists of the following:

                                                                                        October 31,
                                                                             -----------------------------------
                                                                                   1996             1995
                                                                             -----------------------------------
                                                                                     (In thousands)
 Revolving credit and term loan facility . . . . . . . . . . . . .            $ 160,000        $     -
 Senior notes. . . . . . . . . . . . . . . . . . . . . . . . . . .                  -            44,667
 Convertible subordinated debentures . . . . . . . . . . . . . . .               84,920          84,920
 Industrial Revenue and Economic Development Bonds, unsecured, payable in annual installments through the year 2005,
  bearing interest ranging from 6.50% to 8.375% . . . . . . . . .                 3,275           3,275
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                5,318             -
                                                                              ---------        --------
                                                                              $ 253,513        $132,862
 Less maturities due within one year included in current
  liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .                   -            20,968
                                                                              ---------        --------
                                                                              $ 253,513        $111,894
                                                                              =========        ========

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7. LONG-TERM DEBT AND FINANCING ARRANGEMENTS - CONTINUED

On July 23, 1996, the Company replaced its $75 million Revolving Credit and Letter of Credit Agreement with an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement consists of a revolving line of credit ("Revolver") and up to two term loans not to exceed $100 million in the aggregate and repayable at a time selected by the Company to be no later than July 23, 2004. Any term loan elections reduce the amount available under the Revolver. The Bank Agreement expires July 23, 2001, and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either (a) the prime rate or the federal funds rate plus one percent, whichever is higher, or (b) a Eurodollar based rate. At October 31, 1996, the Company had $160 million outstanding under the Revolver and no term loans outstanding. The weighted average interest rates on borrowings under the Revolver and the old Revolving Credit Agreement were 6.3% and 7.1% in 1996 and 1995, respectively. As of October 31, 1996, the Company was in compliance with all Bank Agreement covenants. Under the Company's most restrictive loan covenants, retained earnings of $35,571,000 at October 31, 1996 were available for dividends.

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

At October 31, 1994, the Company had $125 million outstanding in Senior Notes. The Senior Notes paid interest at 10.77% per annum. In December 1994, the Company acquired $59.5 million principal amount of the Senior Notes for a purchase price equal to 105% of the principal amount plus accrued interest. The Company recorded an extraordinary charge of $2.0 million ($3.5 million before tax) in the first quarter of 1995 related to the call premium and write-off of deferred debt issuance costs for the Senior Notes that were repurchased. In August 1995, the Company made a required annual repayment of $20.8 million principal amount. In December 1995, the Company acquired the remaining $44.7 million principal amount of the Senior Notes for a purchase price equal to 107.5% of the principal amount plus accrued interest. The second acquisition and related expenses resulted in an after-tax extraordinary charge of approximately $2.5 million ($4.3 million before tax) in the first quarter of 1996.

Aggregate maturities of long-term debt at October 31, 1996, are as follows (in thousands):

                    1997................           $      -
                    1998................                  -
                    1999................                  -
                    2000................                  -
                    2001................            160,000
                    Thereafter..........             93,513
                                                   --------
                                                   $253,513
                                                   ========

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

8. PENSION PLANS AND RETIREMENT BENEFITS

The Company has retirement plans covering substantially all employees. The plans provide for defined benefits. The plans pay benefits to employees at retirement using formulas based upon years of service and compensation rates near retirement. The Company's funding policy is generally to make the minimum annual contributions required by applicable regulations.

The plans' funded status was as follows:

                                                      Assets exceed                 Accumulated benefit
                                                       accumulated                      obligation
                                                    benefit obligation                 exceeds assets
 October 31,                                       1996            1995            1996             1995
------------------------------------------------------------------------------------------------------------
                                                      (In thousands)                   (In thousands)
 Assets available for benefits. . . . . . . .   $ 28,551         $ 26,013        $ 17,539         $ 12,823
                                                --------         --------        --------         --------

 Projected benefit obligation
  Vested . . . . . . . . . . . . . . . . . .     (25,930)         (21,630)        (23,830)         (18,939)
  Nonvested. . . . . . . . . . . . . . . . .        (447)            (371)         (4,691)          (5,185)
                                                --------         --------        --------         --------
    Accumulated benefit obligation . . . . .     (26,377)         (22,001)        (28,521)         (24,124)
  Effect of future salary increases. . . . .     (11,095)         (11,024)           (334)            (299)
                                                --------         --------        --------         --------
 Total projected benefit obligation . . . . .    (37,472)         (33,025)        (28,855)         (24,423)
                                                --------         --------        --------         --------
 Assets less than projected
  benefit obligation.. . . . . . . . . . . .    $ (8,921)        $ (7,012)       $(11,316)        $(11,600)
                                                ========         ========       =========        =========

 Consisting of:
  Amounts to be offset against future
   pension costs:
    Assets in excess of obligation at
     adoption. . . . . . . . . . . . . . . .    $    876         $    979        $    177        $    233
    Obligation (increase) decrease due to
     plan amendments . . . . . . . . . . . .         294              350          (5,837)          (4,621)
    Actuarial gains (losses). . . . . . . . .       (977)            (235)         (5,117)          (5,046)
    Minimum liability adjustment. . . . . . .                          -           10,444            9,087
  Amounts recognized in consolidated balance
   sheets:
    Deferred pension credit . . . . . . . . .     (7,657)          (7,489)         (9,636)          (9,167)
    Accrued contribution to pension funds . .     (1,457)            (617)         (1,347)          (2,086)
                                                --------         --------        ---------        --------
                                                $ (8,921)        $ (7,012)       $(11,316)        $(11,600)
                                                ========        =========        ========         ========


In accordance with the provisions of Statement of Financial Accounting Standards No. 87, the Company recorded additional minimum pension liabilities as of October 31, 1996 and 1995, representing the excess of the accumulated benefit obligations over the fair value of plan assets and accrued pension liabilities. The Company recorded additional pension liabilities of $10,444,000 and $9,087,000; intangible assets of $5,837,000 and $4,607,000; and
stockholders' equity reductions, net of income taxes, of $2,811,000 and $2,732,000, as of October 31, 1996 and 1995, respectively.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

8. PENSION PLANS AND RETIREMENT BENEFITS - CONTINUED

The projected unit credit method was used to determine the actuarial present value of the accumulated benefit obligation and the projected benefit obligation. For 1996, 1995 and 1994 the discount rates were 7.5%, 7.5%, and 8%, respectively. The expected long term rate of return on assets was 10% for the three year period ending October 31, 1996. The assumed rate of increase in future compensation levels was 4.5% in 1996 and 1995, and 5% in 1994. The plans invest primarily in marketable equity and debt securities.

Net pension costs for defined benefit plans were as follows:

                                                                              Years Ended October 31,
                                                                -------------------------------------------------
                                                                     1996             1995             1994
                                                                -------------------------------------------------
                                                                                   (In thousands)
   Benefits earned during the year. . . . . . . . . . . .         $ 3,345           $ 3,067          $ 3,040
   Interest cost on projected benefit obligation. . . . .           4,578             4,075            3,388
   Actual return on plan assets . . . . . . . . . . . . .          (5,040)           (4,566)            (275)
   Net amortization and deferral. . . . . . . . . . . . .           1,603             1,490           (2,727)
                                                                  -------            ------          -------
                                                                  $ 4,486           $ 4,066          $ 3,426
                                                                  =======           =======          =======



The Company has various defined contribution plans in effect for certain eligible employees. The Company makes contributions to the plans subject to certain limitations outlined in the plans. Contributions to these plans were approximately $2,940,000, $2,767,000, and $2,478,000 during fiscal 1996, 1995, and 1994, respectively.

The Company has a Supplemental Benefit Plan covering certain key officers of the Company. Earned vested benefits under the Supplemental Benefit Plan were approximately $2,959,000, $4,107,000, and $2,982,000 at October 31, 1996, 1995
and 1994, respectively. These benefits are funded with life insurance policies on the officers purchased by the Company.


9.       POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides certain healthcare and life insurance benefits for eligible retired employees. Employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The Company continues to fund benefit costs on a pay-as-you-go basis; and, for fiscal year 1996, the Company made benefit payments totaling $2,474,000, compared to $2,547,000 and $1,892,000 in fiscal 1995 and 1994, respectively.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

9.       POSTRETIREMENT BENEFITS OTHER THAN PENSIONS - CONTINUED

The following table sets forth the funded status of the Company's projected postretirement benefits other than pensions, reconciled with amounts recognized in the Company's consolidated balance sheets at:

                                                                                          October 31,
                                                                             ----------------------------------
                                                                                   1996                1995
                                                                             ----------------------------------
                                                                                        (In thousands)
 Accumulated postretirement benefit obligation:
  Retirees. . . . . . . . . . . . . . . . . . . . . . . . . . .                  $ (33,541)         $ (35,021)
  Fully eligible active plan participants . . . . . . . . . . .                     (7,989)            (7,764)
  Other active plan participants. . . . . . . . . . . . . . . .                    (16,510)           (15,874)
                                                                                 ---------          ---------
                                                                                   (58,040)           (58,659)
 Plan assets at fair value . . . . . . . . . . . . . . . . . .                          -                  -
                                                                                 ---------          ---------
 Accumulated postretirement benefit obligation
  in excess of plan assets. . . . . . . . . . . . . . . . . .                      (58,040)           (58,659)
 Unrecognized prior service cost . . . . . . . . . . . . . . .                      (2,406)            (2,941)
 Unrecognized net loss from past experience different from
  that assumed and from changes in assumption . . . . . . . .                        4,818              8,415
                                                                                 ---------          ---------

 Accrued postretirement benefit cost . . . . . . . . . . . . .                   $ (55,628)         $ (53,185)
                                                                                 =========          =========


                                                                           Years Ended October 31,
                                                              --------------------------------------------------
                                                                 1996             1995             1994
                                                              --------------------------------------------------
                                                                                (In thousands)
 Net periodic postretirement benefit cost:
  Service cost - benefits attributed to service
  during the period. . . . . . . . . . . . . . . . .           $   827           $   780          $   945
  Interest cost on accumulated postretirement
  benefit obligation . . . . . . . . . . . . . . . .             4,136             4,166            3,839
  Net amortization and deferral. . . . . . . . . . .               (46)               44              291
                                                               -------           -------          -------
  Net periodic postretirement benefit cost . . . . .           $ 4,917           $ 4,990          $ 5,075
                                                               =======           =======          =======



The assumed healthcare cost trend rate was 9.4% in 1996, decreasing uniformly to 5.0% in the year 2003 and remaining level thereafter. The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.5% at October 31, 1996 and 1995.

If the healthcare cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of October 31, 1996 would be increased by 11.3%. The effect of this change on the sum of the service cost and interest cost would be an increase of 12.1%.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


10.  INDUSTRY SEGMENT INFORMATION

Quanex is principally a specialized metals producer. The Company's operations primarily consist of four segments: hot rolled steel bars, cold finished steel bars, steel tubes and aluminum products.

                                                                                Corporate
Year ended                    Hot Rolled  Cold Finished   Steel    Aluminum      and
October 31, 1996              Steel Bars   Steel Bars     Tubes    Products(1)  Other(2)    Consolidated
--------------------------------------------------------------------------------------------------------
                                                        (In thousands)
Units shipped:
    To unaffiliated
     companies.............   499.8 Tons  176.5 Tons   94.2 Tons   254,559 Lbs.
    Intersegment...........    27.0           -           -              -
                              ----------  ----------   ---------   ------------

Total......................   526.8 Tons  176.5 Tons   94.2 Tons   254,559 Lbs.
                              ==========  ==========   =========   ============
Net sales:
    To unaffiliated
     companies ............    $ 272,012   $ 158,549   $ 120,282   $ 344,867                  895,710
    Intersegment(3) .......       15,278        --          --          --       (15,278)        --
                               ---------   ---------   ---------   ---------   ---------    ---------

Total .....................    $ 287,290   $ 158,549   $ 120,282   $ 344,867     (15,278)   $ 895,710
                               =========   =========   =========   =========   =========    =========
Operating income
     (loss) ...............    $  38,181   $  10,359   $   7,640   $  25,088   $ (14,727)   $  66,541
Depreciation and
     amortization:
        Operating .........    $  17,815   $   1,453   $   2,285   $  14,694   $     108    $  36,355
        Other .............         --          --          --         1,490         571        2,061
                               ---------   ---------   ---------   ---------   ---------    ---------
                               $  17,815   $   1,453   $   2,285   $  16,184   $     679    $  38,416

Capital expenditures           $  19,319   $   6,581   $   4,779   $  15,031   $     133    $  45,843

Identifiable assets            $ 167,029   $  54,740   $  47,755   $ 412,048   $  36,634    $ 718,206


(1) Includes three months of Piper Impact's operations.
(2) Included in "Corporate and Other" are intersegment eliminations and corporate expenses.
(3) Intersegment sales are conducted on an arm's-length basis.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

10.  INDUSTRY SEGMENT INFORMATION - CONTINUED


                                                                                             Corporate
Year ended                           Hot Rolled   Cold Finished    Steel       Aluminum        and
October 31, 1995                     Steel Bars     Steel Bars     Tubes       Products      Other(1)     Consolidated
----------------------------------------------------------------------------------------------------------------------
                                                        (In thousands)
Units shipped:
    To unaffiliated
     companies.............          480.7 Tons    182.9 Tons    94.2 Tons     230,039 Lbs.
    Intersegment...........           22.3             -            -                -
                                     ----------    ----------    ---------     ------------

Total......................          503.0 Tons    182.9 Tons    94.2 Tons     230,039 Lbs.
                                     ==========    ==========    =========     ============
Net sales:
    To unaffiliated
     companies ............          $269,040      $170,675      $119,915      $331,565          --         $891,195
    Intersegment(2)                    13,060          --            --            --        $(13,060)          --
                                     --------      --------      --------      --------      --------       --------

Total .....................          $282,100      $170,675      $119,915      $331,565      $(13,060)      $891,195
                                     ========      ========      ========      ========      ========       ========

Operating income
     (loss) ...............          $ 41,552      $ 11,461      $  8,724      $ 22,080      $(17,336)      $ 66,481
Depreciation and
     amortization:
        Operating .........          $ 15,284      $  1,310      $  1,966      $ 12,183      $    113       $ 30,856
        Other .............              --            --            --             952           277          1,229
                                     --------      --------      --------      --------      --------       --------
                                     $ 15,284      $  1,310      $  1,966      $ 13,135      $    390       $ 32,085

Capital expenditures                 $ 12,215      $  2,108      $  3,478      $  8,704      $    149       $ 26,654

Identifiable assets                  $172,544      $ 54,985      $ 43,777      $230,586      $ 44,855       $546,747



(1) Included in "Corporate and Other" are intersegment eliminations and corporate expenses.
(2) Intersegment sales are conducted on an arm's-length basis.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

10.  INDUSTRY SEGMENT INFORMATION - CONTINUED


                                                                                                     Corporate
Year ended                           Hot Rolled     Cold Finished      Steel        Aluminum            and
October 31, 1994(3)                  Steel Bars      Steel Bars        Tubes        Products          Other(1)     Consolidated
-------------------------------------------------------------------------------------------------------------------------------
                                                        (In thousands)
Units shipped:
    To unaffiliated
     companies.............          452.4 Tons      182.9 Tons      81.4 Tons     154,503 Lbs.
    Intersegment...........           23.7               -              -                -
                                     ----------      ----------      ---------     ------------

Total......................          476.1 Tons      182.9 Tons      81.4 Tons     154,503 Lbs.
                                     ==========      ==========      =========     ============

Net sales:
    To unaffiliated
     companies ............            $232,236        $160,010        $106,136        $200,932            --           $699,314
    Intersegment(2)........              12,983            --              --              --          $(12,983)            --
                                       --------        --------        --------        --------        --------         --------

Total .....................            $245,219        $160,010        $106,136        $200,932        $(12,983)        $699,314
                                       ========        ========        ========        ========        ========         ========

Operating income
     (loss) ...............            $ 31,209        $  8,618        $  6,492        $  9,606        $(15,062)        $ 40,863
Depreciation and
     amortization:
        Operating .........            $ 12,862        $  1,268        $  1,992        $ 11,130        $     97         $ 27,349
        Other .............                --              --              --               947             239            1,186
                                       --------        --------        --------        --------        --------         --------
                                       $ 12,862        $  1,268        $  1,992        $ 12,077        $    336         $ 28,535

Capital expenditures                   $ 23,931        $    893        $  1,907        $ 17,741        $     85         $ 44,557

Identifiable assets                    $167,583        $ 51,405        $ 38,939        $221,332        $ 84,749         $564,008



(1) Included in "Corporate and Other" are intersegment eliminations and corporate expenses.
(2) Intersegment sales are conducted on an arm's-length basis.
(3) During 1994, $4.3 million was charged against a general facilities realignment reserve recorded in 1992 and included in "Corporate and Other". Of the $4.3 million total charge, $2.5 million related to the Aluminum Products segment, $900 thousand related to the Steel Tubes segment and $900 thousand related to write-downs of assets classified in "Corporate and Other".

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


11.  PREFERRED STOCK PURCHASE RIGHTS

The Company declared a dividend in 1986 of one Preferred Stock Purchase Right (a "Right") on each outstanding share of its common stock. This action was intended to assure that all shareholders would receive fair treatment in the event of a proposed takeover of the Company. On April 26, 1989, the Company amended the Rights to provide for additional protection to shareholders and to provide the Board of Directors of the Company with needed flexibility in responding to abusive takeover tactics. Each Right, when exercisable, entitles the holder to purchase 1/100th of a share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $60. Each 1/100th of a share of Series A Junior Participating Preferred Stock will be entitled to a dividend equal to the greater of $.01 and the dividend declared on each share of common stock, and will be entitled to 1/100th of a vote, voting together with the shares of common stock. The Rights will be exercisable only if, without the Company's prior consent, a person or group of persons acquires or announces the intention to acquire 20% or more of the Company's common stock. If the Company is acquired through a merger or other business combination transaction, each Right will entitle the holder to purchase $120 worth of the surviving company's common stock for $60. Additionally, if someone acquires 20% or more of the Company's common stock, each Right not owned by the 20% or greater shareholder would permit the holder to purchase $120 worth of the Company's common stock for $60. The Rights are redeemable, at the option of the Company, at $.02 per Right at any time until ten days after someone acquires 20% or more of the common stock. The Rights expire in 1999.

As a result of the Rights distribution, 150,000 of the 1,000,000 shares of authorized Preferred Stock were reserved for issuance as Series A Junior Participating Preferred Stock.


12.  PREFERRED STOCK - DEPOSITARY CONVERTIBLE EXCHANGEABLE PREFERRED SHARES

During May 1992, the Company issued 3,450,000 Depositary Convertible Exchangeable Preferred Shares ("Depositary Shares"), each representing 1/10th of a share of the Company's 6.88% Cumulative Convertible Exchangeable Preferred Stock ("Preferred Stock"). The net proceeds from the issuance was $82.9 million. The dividend per annum and liquidation preference for each share of Preferred Stock were $17.20 and $250, respectively, and for each Depositary Share were $1.72 and $25, respectively. Dividends on the Preferred Stock and Depositary Shares were cumulative and payable quarterly, commencing September 30, 1992. The Company was prohibited from paying any dividends on Common Stock (other than in Common Stock or junior stock) unless all required preferred dividends had been paid.

The Preferred Stock was convertible at the option of the holder into shares of the Company's Common Stock at a conversion price of $31.50 per share, subject to adjustment in certain events. The Preferred Stock was exchangeable at the option of the Company, in whole but not in part, on any dividend payment date commencing June 30, 1995 for the Company's 6.88% Convertible Subordinated Debentures due June 30, 2007 ("6.88% Debentures") at the rate of $250 principal amount of 6.88% Debentures for each share of Preferred Stock and $25 principal amount of 6.88% Debentures for each Depositary Share.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

12.  PREFERRED STOCK - DEPOSITARY CONVERTIBLE EXCHANGEABLE PREFERRED SHARES
     - CONTINUED

On June 30, 1995, the Company exercised its right under the terms of its Cumulative Convertible Exchangeable Preferred Stock to exchange such stock for an aggregate of $84,920,000 of its 6.88% Debentures. Interest is payable semi-annually on June 30 and December 31 of each year. The Debentures are subject to mandatory annual sinking fund payments sufficient to redeem 25% of the Debentures issued on each of June 30, 2005 and June 30, 2006, to retire a total of 50% of the Debentures before maturity. The Debentures are subordinate to all senior indebtedness of the Company and are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $31.50 per share.


13.  RESTRICTED STOCK AND STOCK OPTION PLANS

The Company has restricted stock and stock option plans which provide for the granting of common shares or stock options to key employees. Under the Company's restricted stock plan, common stock may be awarded to key employees. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The award vests during an eight year period based on the price of the Company's stock. Upon issuance of stock under the plan, unearned compensation equal to the market value at the date of grant is charged to stockholders' equity and subsequently amortized to expense over the restricted period. Restricted shares granted were none in 1996, none in 1995, and 22,400 in 1994. The amount charged to compensation expense was $132,000 in 1996, $53,000 in 1995, and $92,000 in
1994.

Options are granted at prices determined by the Board of Directors which may not be less than the fair market value of the shares at the time the options are granted. Unless otherwise provided by the Board at the time of grant, options become exercisable in 33 1/3% increments maturing cumulatively on each of the first through third anniversaries of the date of grant and must be exercised no later than ten years from the date of grant. No options may be granted under the plans after December 1, 2002. There were 624,035, 140,151, and 435,151 shares available for granting of options at October 31, 1996, 1995, and 1994, respectively. Stock option transactions for the three years ended October 31, 1996, were as follows:

                                                                        Shares
                                                   Shares               Under           Average Price
                                                Exercisable             Option            Per Share
                                             ------------------- --------------------- -----------------
Balance at October 31, 1993                       287,412               633,801              $17
                                                  =======
    Granted . . . . . . . . . . . .                                     198,800               26
    Exercised . . . . . . . . . . .                                     (34,400)              15
    Cancelled . . . . . . . . . . .                                      (3,400)              19
                                                                      ---------
Balance at October 31, 1994                       405,299               794,801               19
                                                  =======
    Granted . . . . . . . . . . . .                                     295,000               20
    Exercised . . . . . . . . . . .                                     (28,768)              15
    Cancelled . . . . . . . . . . .                                           -                -
                                                                      ---------
Balance at October 31, 1995                       567,243             1,061,033              $20
                                                  =======
    Granted . . . . . . . . . . . .                                     269,650               28
    Exercised . . . . . . . . . . .                                     (69,503)              12
    Cancelled . . . . . . . . . . .                                     ( 3,534)              22
                                                                      ---------
Balance at October 31, 1996                       726,609             1,257,646              $22
                                                  =======             =========

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


13.  RESTRICTED STOCK AND STOCK OPTION PLANS - CONTINUED

The Company also has a stock option plan which provides for the granting of stock options to non-employee Directors to purchase up to an aggregate amount of 100,000 shares of common stock. The plan provides that each non-employee Director and each future non-employee Director as of the first anniversary of the date of his election as a Director of the Company will be granted an option to purchase 10,000 shares of common stock at a price per share of common stock equal to the fair market value of the common stock as of the date of the grant.

Options become exercisable in 33 1/3% increments maturing cumulatively on each of the first through third anniversaries of the date of the grant and must be exercised no later than 10 years from the date of grant. No options may be granted under the plan after June 22, 1997. There were 20,000, 40,000, and 40,000 shares available for granting of options at October 31, 1996, 1995 and 1994, respectively. Stock option transactions for the three years ended October 31, 1996, were as follows:

                                                                                 Shares
                                                            Shares               Under           Average Price
                                                         Exercisable             Option            Per Share
                                                      ------------------- --------------------- -----------------
         Balance at October 31, 1993                        10,000            20,000                  $17
                                                            ======
             Granted . . . . . . . . . . . .                                       -                    -
             Exercised . . . . . . . . . . .                                       -                    -
             Cancelled . . . . . . . . . . .                                       -                    -
                                                                              ------
         Balance at October 31, 1994                        13,333            20,000                  $17
                                                            ======
             Granted . . . . . . . . . . . .                                       -                    -
             Exercised . . . . . . . . . . .                                       -                    -
             Cancelled . . . . . . . . . . .                                       -                    -
                                                                              ------
         Balance at October 31, 1995                        16,666            20,000                  $17
                                                            ======
             Granted . . . . . . . . . . . .                                  20,000                   20
             Exercised . . . . . . . . . . .                                       -                    -
             Cancelled . . . . . . . . . . .                                       -                    -
                                                                              ------
         Balance at October 31, 1996                        20,000            40,000                  $18
                                                            ======            ======

In addition, the Company has a stock option plan which provides for the granting of stock options to non-employee Directors to purchase up to an aggregate of 210,000 shares of common stock. Each non-employee Director as of December 6, 1989, was granted an option to purchase 3,000 shares of common stock at a price per share of common stock equal to the fair market value of the common stock as of the date of grant. Also, each non-employee Director who is a director of the Company on any subsequent October 31, while the plan is in effect and shares are available for the granting of options hereunder, shall be granted on such October 31, an option to purchase 3,000 shares of common stock at a price equal to the fair market value of the common stock as of such October 31. Options become exercisable at any time commencing six months after the grant and must be exercised no later than 10 years from the date of grant. No option may be granted under the plan after December 5, 1999. There were 51,000, 72,000, and 93,000 shares available for granting of options at October 31, 1996, 1995 and 1994, respectively. Stock option transactions for the three years ended October 31, 1996, were as follows:

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


13. RESTRICTED STOCK AND STOCK OPTION PLANS - CONTINUED

                                                                                 Shares
                                                            Shares               Under           Average Price
                                                         Exercisable             Option            Per Share
                                                      ------------------- --------------------- -----------------
         Balance at October 31, 1993                        54,000               75,000               $19
                                                           =======
             Granted . . . . . . . . . . . .                                     21,000                25
             Exercised . . . . . . . . . . .                                     (9,000)               15
             Cancelled . . . . . . . . . . .                                          -                -
                                                                                -------
         Balance at October 31, 1994                        66,000               87,000                20
                                                           =======
             Granted . . . . . . . . . . . .                                     21,000                20
             Exercised . . . . . . . . . . .                                          -                -
             Cancelled . . . . . . . . . . .                                          -                -
                                                                                -------
         Balance at October 31, 1995                        87,000              108,000               $20
                                                           =======
             Granted . . . . . . . . . . . .                                     21,000                29
             Exercised . . . . . . . . . . .                                     (6,000)               19
             Cancelled . . . . . . . . . . .                                          -                -
                                                                                -------
         Balance at October 31, 1996                       102,000              123,000               $22
                                                           =======              =======


On October 1, 1992, Carl E. Pfeiffer retired as the Chief Executive Officer of the Company. In connection with such retirement, the Company replaced options to purchase 60,000 shares of Common Stock at a weighted average exercise price of $15.85 held by Mr. Pfeiffer, under the Company's employee stock option plans with new options having the same exercise prices and expiration dates. Such options are substantially similar to the options previously held by him with the exception that vesting is not contingent upon his continued employment with the Company and the options expire on various dates between October 25, 1999, and October 13, 2001, instead of one year after retirement. There were 60,000 shares exercisable at October 31, 1996, 1995, and 1994. There were no transactions related to these stock options during the years ended October 31, 1996, 1995, and 1994.


14. FINANCIAL INSTRUMENTS

The Company uses futures and option contracts to hedge a portion of its exposure to price fluctuations of aluminum. The exposure is related to the Company's backlog of aluminum sales orders with committed prices as well as future aluminum sales for which a sales price increase would lag a raw material cost increase. Firm price commitments do not extend beyond December, 1996. Hedging gains and losses are included in "Cost of sales" in the income statement concurrently with the hedged sales. Unrealized gains and losses related to open contracts are not reflected in the consolidated statements of income.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


14. FINANCIAL INSTRUMENTS - CONTINUED

In the fourth quarter of fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement, to fixed rate. Under these agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and received on a LIBOR based variable rate (5.53125% at October 31,
1996). Differentials to be paid or received under the agreements are recognized as interest expense. The agreements mature in 2003.

The fair values of the Company's financial assets approximate the carrying values reported on the consolidated balance sheet. The fair value of long-term debt was $256.9 million and $129.8 million, as of October 31, 1996 and 1995, respectively, as compared to carrying values at October 31, 1996 and 1995 of $253.5 million and $132.9 million, respectively.

The unrealized losses related to the interest rate swaps are $3.1 million (none in 1995) on the total notional amount of $100 million (none in 1995).

The fair value of long-term debt was based on the quoted market price, recent transactions, or based on rates available to the Company for instruments with similar terms and maturities. The fair value of interest rate swaps were estimated by discounting expected cash flows using quoted market interest rates.


15.  CONTINGENCIES

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, govern the discharge of materials in the environment and may require the Company to make environmental expenditures on an on-going basis. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company has been identified as potentially responsible for cleanup of several contaminated sites under the Federal Superfund law or similar statutes. Although in some circumstances, Superfund might be deemed to impose joint and several liability upon each responsible party at a site, the extent of the Company's allocated financial contribution to the cleanup of these sites is expected to be limited based on the number of companies participating, the volumes of waste involved, and/or the nature of the Company's alleged connection. Although the level of reasonably possible future expenditures, if any, beyond amounts already accrued for environmental purposes, including cleanup obligations, is impossible to determine with any degree of probability, it is management's opinion that, based on current knowledge and the extent of such expenditures to date, the ultimate aggregate cost of environmental remediation will not have a material adverse effect on the Company's financial condition. In connection with the acquisition of Piper Impact, Inc., liabilities assumed included an estimated $20 million related to costs for further investigation and specified environmental remediation. (See Note 2)

Quanex Corporation
SUPPLEMENTARY FINANCIAL DATA

================================================================================


QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected quarterly information for the years ended October 31, 1996 and 1995 is as follows:

                                           First        Second       Third      Fourth
                                          Quarter       Quarter     Quarter     Quarter
                                         ----------------------------------------------
                                             (In thousands except per share amounts)
1996:
Net sales ............................   $ 188,772    $ 218,341   $ 225,463   $ 263,134
Gross profit .........................      21,696       27,317      32,354      41,972
Income before extraordinary charge ...       4,047        8,132       9,145      11,566
Extraordinary charge -early
  extinguishment of debt .............      (2,522)        --          --          --
Net income ...........................       1,525        8,132       9,145      11,566
Earnings per share:
  Primary before extraordinary
   charge ............................         .30          .60         .67         .84
  Extraordinary charge - early
   extinguishment of debt ............        (.19)        --          --          --
  Primary ............................         .11          .60         .67         .84
  Assuming full dilution .............         .11          .55         .61         .75

1995:
Net sales ............................   $ 199,886    $ 234,347   $ 228,172   $ 228,790
Gross profit .........................      22,697       29,747      30,156      30,528
Income before extraordinary charge ...       4,653        9,822       9,603       9,782
Extraordinary charge - early
  extinguishment of debt .............      (2,021)        --          --          --
Net income ...........................       2,632        9,822       9,603       9,782
Earnings per share:
  Primary before extraordinary
   charge ............................         .23          .62         .63         .72
  Extraordinary charge -early
   extinguishment of debt ............        (.15)        --          --          --
  Primary ............................         .08          .62         .63         .72
  Assuming full dilution .............         .08          .60         .59         .65

Quanex Corporation
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

================================================================================

                                                   Balance at      Charged to                                          Balance
                                                    beginning       costs and                                          at end
Description                                          of year        expenses         Write-offs         Other          of year
------------------------------------------------------------------------------------------------------------------------------
                                                                                   (In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:


  Year ended October 31, 1996......................  $ 3,581         $10,462          $(5,692)          $    -         $ 8,351


  Year ended October 31, 1995......................  $ 3,593         $   574          $  (586)          $    -         $ 3,581


  Year ended October 31, 1994......................  $ 2,025         $ 1,805          $  (237)          $    -         $ 3,593

QUARTERLY FINANCIAL RESULTS

                                      1996     1995     1994     1993     1992
NET SALES (millions)
--------------------------------------------------------------------------------
January ........................      188.77   199.89   149.52   141.43   124.88
April ..........................      218.34   234.35   172.23   161.37   148.41
July ...........................      225.46   228.17   181.09   153.50   141.90
October ........................      263.14   228.79   196.47   159.85   156.90
--------------------------------------------------------------------------------
     Total .....................      895.71   891.20   699.31   616.15   572.09

GROSS PROFIT (millions)
January ........................       21.70    22.70    14.33    11.64    12.04
April ..........................       27.32    29.75    20.38    16.37    18.38
July ...........................       32.35    30.15    23.54    16.92    15.20
October ........................       41.97    30.53    27.51    20.25    19.69
--------------------------------------------------------------------------------
     Total .....................      123.34   113.13    85.76    65.18    65.31

NET INCOME (LOSS) (millions)
January ........................        1.53     2.63     1.77      .49   (24.55)
April ..........................        8.13     9.82     3.78     1.90     3.15
July ...........................        9.14     9.61     5.77     2.68     2.23
October ........................       11.57     9.78     7.53     3.36      .26
--------------------------------------------------------------------------------
     Total .....................       30.37    31.84    18.85     8.43   (18.91)

NET EARNINGS (LOSS)
PER PRIMARY COMMON SHARE
January ........................         .11      .08      .02     (.07)   (2.05)
April ..........................         .60      .62      .17      .03      .25
July ...........................         .67      .63      .32      .09      .08
October ........................         .84      .72      .45      .13     (.09)
--------------------------------------------------------------------------------
     Total .....................        2.22     2.05      .96      .18    (1.70)

QUARTERLY COMMON STOCK DIVIDENDS
January ........................         .15      .14      .14      .14      .13
April ..........................         .15      .15      .14      .14      .13
July ...........................         .15      .15      .14      .14      .13
October ........................         .15      .15      .14      .14      .13
--------------------------------------------------------------------------------
     Total .....................         .60      .59      .56      .56      .52

COMMON STOCK SALES PRICE (High & Low)
January.........................      21 1/8   24 5/8   21 1/4   27       27
                                      18       20       16 1/8   17 5/8   16 1/8
April...........................      22.3/8   23 7/8   22 3/8   20 7/8   29 7/8
                                      19 5/8   21       19 1/8   14 1/4   24 3/4
July............................      23.7/8   26 5/8   23       17 3/4   31 3/4
                                      19 3/8   22 1/8   18 1/8   14       21 1/2
October.........................      28 3/4   26       27 1/4   20 3/4   24 3/4
                                      19 5/8   18 5/8   20 3/4   16 1/2   15 1/2

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3) to Form 10-K, information on directors and executive officers of the Registrant is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION

         Pursuant to General Instruction G(3) to Form 10-K, information on executive compensation is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pursuant to General Instruction G(3) to Form 10-K, information on security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to General Instruction G(3) to Form 10-K, information on certain relationships and related transactions is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year.

                                    PART IV





ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)   1.  Financial Statements
                                                                           PAGE

            Independent Auditors' Report.................................. 26
            Consolidated Balance Sheets................................... 28
            Consolidated Statements of Income............................. 29
            Consolidated Statements of Stockholders' Equity............... 30-31
            Consolidated Statements of Cash Flow.......................... 32
            Notes to Consolidated Financial Statements.................... 33-50

      2.  Financial Statement Schedule

            Schedule II - Valuation and qualifying accounts............... 52

       Schedules not listed or discussed above have been omitted as they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.


      3.  Exhibits

          Exhibit
          Number     Name of Exhibit
          -------    ---------------
            2.1      Asset Purchase Agreement dated July 31, 1996, among the
                     Company, Piper Impact, Inc., a Delaware corporation, Piper
                     Impact, Inc., A Tennessee corporation, B. F. Sammons and
                     M. W. Robbins, filed as Exhibit 2.1 of the Company's
                     Report on Form 8-K, dated August 9, 1996, and incorporated herein by reference.

            3.1      Amended and Restated Certificate of Incorporation of the
                     Registrant, filed as Exhibit 3.1 of the Registrant's
                     Annual Report on Form 10-K for the fiscal year ended
                     October 31, 1995, and incorporated herein by reference.

           *3.2 Amended and Restated Bylaws of the Registrant, as amended through December 12, 1996.

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

            4.5 $250,000,000 Revolving Credit and Term Loan Agreement dated as of July 23, 1996, among the Company, Comerica
                     Bank, as Agent, and Harris Trust and Savings Bank and
                     Wells Fargo Bank (Texas), N.A. as Co-Agents, filed as
                     Exhibit 4.1 of the Company's Report on Form 8-K, dated
                     August 9, 1996, and incorporated herein by reference.

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

            10.3 Lease Agreement between the Registrant and William M. Paul and Associates, dated August 27, 1980, filed as Exhibit
                     10.5 of the Registrant's Form S-2, Registration No.  2-
                     88583, and incorporated herein by reference.

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

           +10.5 Quanex Corporation 1988 Stock Option Plan, as amended, and form of Stock Option Agreement filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1988, together with the amendment filed as Exhibit 10.17 of the Registrant's Quarterly Report on
                     Form 10-Q for the quarter ended January 31, 1995, and incorporated herein by reference.

           +10.6 Quanex Corporation Deferred Compensation Plan, as amended and restated filed as Exhibit 10.6 of the Registrant's
                     Annual Report on Form 10-K for the year ended October 31,
                     1995, and incorporated herein by reference..

           +10.7 Quanex Corporation 1978 Stock Option Plan, as amended, filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1988, together with the amendment filed as Exhibit 10.16 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995, and incorporated herein by reference.

           +10.8 Quanex Corporation Executive Incentive Compensation Plan, as amended, filed as Exhibit 10.8 to the Registrant's Form
                     10-K for the fiscal year ended October 31, 1993, and incorporated herein by reference.

           +10.9     Quanex Corporation Supplemental Benefit Plan, effective
                     February 28, 1980 as restated November 1, 1988 and amended on June 28, 1991, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended
                     October 31, 1991, and incorporated herein by reference.

           +10.10    Form of Severance Compensation Agreement and Escrow
                     Agreement, adopted on February 28, 1985, between the Registrant and each executive officer of the Registrant, filed as Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1985, and incorporated herein by reference.

           +10.11    Quanex Corporation Stock Option Loan Plan for Key
                     Officers, filed as Exhibit 10.13 of the Registrant's
                     Annual Report on Form 10-K for the fiscal year ended
                     October 31, 1988, and incorporated herein by reference.

           +10.12    Quanex Corporation 1987 Non-Employee Director Stock Option
                     Plan, as amended, and the related form of Stock Option
                     Agreement, filed as Exhibit 10.14 of the Registrant's
                     Annual Report on Form 10-K for the fiscal year ended
                     October 31, 1988, together with the amendment filed as
                     Exhibit 10.14 of the Registrant's Quarterly Report on Form
                     10-Q for the quarter ended January 31, 1995, and incorporated herein by reference.

           +10.13    Quanex Corporation 1989 Non-Employee Director Stock Option
                     Plan, as amended, filed as Exhibit 4.4 of the Registrant's
                     Form S-8, Registration No. 33-35128, together with the amendment filed as Exhibit 10.15 of the Registrant's
                     Quarterly Report on Form 10-Q for the quarter ended
                     January 31, 1995, and incorporated herein by reference.

           +10.14    Quanex Corporation Employee Stock Option and Restricted
                     Stock Plan, as amended, filed as Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1994, and incorporated herein by reference.

           +10.15 Retirement Agreement dated as of September 1, 1992, between the Registrant and Carl E. Pfeiffer, filed as
                     Exhibit 10.20 to the Registrant's Annual Report on Form
                     10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference.

           +10.16 Stock Option Agreement dated as of October 1, 1992, between the Registrant and Carl E. Pfeiffer, filed as
                     Exhibit 10.21 to the Registrant's Annual Report on Form
                     10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference.

           +10.17    Deferred Compensation Agreement dated as of July 31,
                     1992,between the Registrant and Carl E. Pfeiffer, filed as
                     Exhibit 10.22 to the Registrant's Annual Report on Form
                     10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference.

           +10.18 Quanex Corporation Non-Employee Director Retirement Plan, filed as Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31,1994, and incorporated herein by reference.

          *+10.19    1996 Employee Stock Option Plan and Restricted Stock Plan.

           *11       Statement re computation of per share earnings.

           *21       Subsidiaries of the Registrant.

           *23       Consent of Deloitte & Touche LLP.

           *27       Financial Data Schedule

---------------
+ Management Compensation or Incentive Plan
* Filed herewith

As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

(b)   Reports on Form 8-K

      A Current Report on Form 8-K dated August 9, 1996, as amended by a Form 8-K/A dated October 1, 1996, was filed during the quarter ended October 31, 1996, reporting under Items 2 and 7 thereof, the acquisition of the assets of Piper Impact. Item 7 of Form 8-K/A included the following financial statements:

      (a)  Financial Statements of Piper Impact, Inc.
            Independent Auditor's Report
            Balance Sheets as of December 31, 1995 and 1994 and July 31, 1996
            Statements of Earnings for the Years Ended December 31, 1995 and
              1994 and the Seven-Month Periods Ended July 31, 1996 and 1995
            Statements of Cash Flows for the Years Ended December 31, 1995 and
              1994 and the Seven-Month Periods Ended July 31, 1996 and 1995
            Notes to Financial Statements

      (b) Unaudited Pro Forma Consolidated Financial Information of Quanex Corporation
            Pro Forma Consolidated Balance Sheet as of July 31, 1996
            Pro Forma Consolidated Statement of Income - Year Ended
              October 31, 1995
            Pro Forma Consolidated Statement of Income - Nine Months Ended
              July 31, 1996
            Notes to Pro Forma Consolidated Financial Statement

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             QUANEX CORPORATION



By:      /s/ VERNON E. OECHSLE                        December 13, 1996
    -------------------------------------------
             VERNON E. OECHSLE
             Director, President and
             Chief Executive Officer
             (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





By:      /s/ ROBERT C. SNYDER                         December 13, 1996
    -------------------------------------------
             ROBERT C. SNYDER
             Director and Chairman



By:      /s/ VERNON E. OECHSLE                        December 13, 1996
    -------------------------------------------
             VERNON E. OECHSLE
             Director, President and
             Chief Executive Officer



By:      /s/ JAMES H. DAVIS                           December 13, 1996
    -------------------------------------------
             JAMES H. DAVIS
             Executive Vice President and
             Chief Operating Officer
             (Principal Operating Officer)



By:      /s/ CARL E. PFEIFFER                         December 13, 1996
    -------------------------------------------
             CARL E. PFEIFFER
             Director



By:      /s/ GERALD B. HAECKEL                        December 13, 1996
    -------------------------------------------
             GERALD B. HAECKEL
             Director

By:      /s/ JOHN D. O'CONNELL                        December 13, 1996
    -------------------------------------------
             JOHN D. O'CONNELL
             Director



By:      /s/ DONALD G. BARGER, JR.                    December 13, 1996
    -------------------------------------------
             DONALD G. BARGER, JR.
             Director



By:      /s/ VINCENT R. SCORSONE                      December 13, 1996
    -------------------------------------------
             VINCENT R. SCORSONE
             Director



By:      /s/ MICHAEL J. SEBASTIAN                     December 13, 1996
    -------------------------------------------
             MICHAEL J. SEBASTIAN
             Director



By:      /s/ WAYNE M. ROSE                            December 13, 1996
    -------------------------------------------
             WAYNE M. ROSE
             Vice President-Finance and
             Chief Financial Officer
             (Principal Financial Officer)



By:      /s/ VIREN M. PARIKH                          December 13, 1996
    -------------------------------------------
             VIREN M. PARIKH
             Controller
             (Principal Accounting Officer)

                              INDEX TO EXHIBITS


Exhibit
Number               Name of Exhibit
-------              ---------------
  2.1                Asset Purchase Agreement dated July 31, 1996, among the
                     Company, Piper Impact, Inc., a Delaware corporation, Piper
                     Impact, Inc., A Tennessee corporation, B. F. Sammons and
                     M. W. Robbins, filed as Exhibit 2.1 of the Company's
                     Report on Form 8-K, dated August 9, 1996, and incorporated herein by reference.

  3.1                Amended and Restated Certificate of Incorporation of the
                     Registrant, filed as Exhibit 3.1 of the Registrant's
                     Annual Report on Form 10-K for the fiscal year ended
                     October 31, 1995, and incorporated herein by reference.

 *3.2 Amended and Restated Bylaws of the Registrant, as amended through December 12, 1996.

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

  4.5 $250,000,000 Revolving Credit and Term Loan Agreement dated as of July 23, 1996, among the Company, Comerica
                     Bank, as Agent, and Harris Trust and Savings Bank and
                     Wells Fargo Bank (Texas), N.A. as Co-Agents, filed as
                     Exhibit 4.1 of the Company's Report on Form 8-K, dated
                     August 9, 1996, and incorporated herein by reference.

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

  10.3 Lease Agreement between the Registrant and William M. Paul and Associates, dated August 27, 1980, filed as Exhibit
                     10.5 of the Registrant's Form S-2, Registration No.  2-
                     88583, and incorporated herein by reference.

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

 +10.5 Quanex Corporation 1988 Stock Option Plan, as amended, and form of Stock Option Agreement filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1988, together with the amendment filed as Exhibit 10.17 of the Registrant's Quarterly Report on
                     Form 10-Q for the quarter ended January 31, 1995, and incorporated herein by reference.

 +10.6 Quanex Corporation Deferred Compensation Plan, as amended and restated filed as Exhibit 10.6 of the Registrant's
                     Annual Report on Form 10-K for the year ended October 31,
                     1995, and incorporated herein by reference..

 +10.7 Quanex Corporation 1978 Stock Option Plan, as amended, filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1988, together with the amendment filed as Exhibit 10.16 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995, and incorporated herein by reference.

 +10.8 Quanex Corporation Executive Incentive Compensation Plan, as amended, filed as Exhibit 10.8 to the Registrant's Form
                     10-K for the fiscal year ended October 31, 1993, and incorporated herein by reference.

 +10.9               Quanex Corporation Supplemental Benefit Plan, effective
                     February 28, 1980 as restated November 1, 1988 and amended on June 28, 1991, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended
                     October 31, 1991, and incorporated herein by reference.

 +10.10              Form of Severance Compensation Agreement and Escrow
                     Agreement, adopted on February 28, 1985, between the Registrant and each executive officer of the Registrant, filed as Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1985, and incorporated herein by reference.

 +10.11              Quanex Corporation Stock Option Loan Plan for Key
                     Officers, filed as Exhibit 10.13 of the Registrant's
                     Annual Report on Form 10-K for the fiscal year ended
                     October 31, 1988, and incorporated herein by reference.

 +10.12              Quanex Corporation 1987 Non-Employee Director Stock Option
                     Plan, as amended, and the related form of Stock Option
                     Agreement, filed as Exhibit 10.14 of the Registrant's
                     Annual Report on Form 10-K for the fiscal year ended
                     October 31, 1988, together with the amendment filed as
                     Exhibit 10.14 of the Registrant's Quarterly Report on Form
                     10-Q for the quarter ended January 31, 1995, and incorporated herein by reference.

 +10.13              Quanex Corporation 1989 Non-Employee Director Stock Option
                     Plan, as amended, filed as Exhibit 4.4 of the Registrant's
                     Form S-8, Registration No. 33-35128, together with the amendment filed as Exhibit 10.15 of the Registrant's
                     Quarterly Report on Form 10-Q for the quarter ended
                     January 31, 1995, and incorporated herein by reference.

 +10.14              Quanex Corporation Employee Stock Option and Restricted
                     Stock Plan, as amended, filed as Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1994, and incorporated herein by reference.

 +10.15 Retirement Agreement dated as of September 1, 1992, between the Registrant and Carl E. Pfeiffer, filed as
                     Exhibit 10.20 to the Registrant's Annual Report on Form
                     10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference.

 +10.16 Stock Option Agreement dated as of October 1, 1992, between the Registrant and Carl E. Pfeiffer, filed as
                     Exhibit 10.21 to the Registrant's Annual Report on Form
                     10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference.

 +10.17              Deferred Compensation Agreement dated as of July 31,
                     1992,between the Registrant and Carl E. Pfeiffer, filed as
                     Exhibit 10.22 to the Registrant's Annual Report on Form
                     10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference.

 +10.18 Quanex Corporation Non-Employee Director Retirement Plan, filed as Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31,1994, and incorporated herein by reference.

*+10.19              1996 Employee Stock Option Plan and Restricted Stock Plan.

 *11                 Statement re computation of per share earnings.

 *21                 Subsidiaries of the Registrant.

 *23                 Consent of Deloitte & Touche LLP.

 *27                 Financial Data Schedule

---------------
+ Management Compensation or Incentive Plan
* Filed herewith