Form 10-Q
period 1997-01-31
QUANEX CORP
filed 1997-03-11
CIK 276889

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q


                                 (Mark One)

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                        Outstanding at January 31, 1997
---------------------------------------      -------------------------------
Common Stock, par value $0.50 per share                 13,677,576

                                QUANEX CORPORATION
                                      INDEX



                                                                     Page No.
Part I.   Financial Information:

     Item 1:  Financial Statements

              Consolidated Balance Sheets - January 31, 1997 and
                 October 31, 1996 ..................................     1

              Consolidated Statements of Income - Three Months
                 Ended January 31, 1997 and 1996 ...................     2

              Consolidated Statements of Cash Flow - Three Months
                 Ended January 31, 1997 and 1996 ...................     3

              Notes to Consolidated Financial Statements ............   4-6

     Item 2:  Management's Discussion and Analysis of Results of
              Operations and Financial Condition ....................  7-11

Part II.   Other Information

     Item 5:  Other Information .....................................    12

     Item 6:  Exhibits and Reports on Form 8-K ......................    12

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               QUANEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                 January 31,         October 31,
                                                     1997                1996
                                                  ----------          ----------
                                                  (Unaudited)          (Audited)
ASSETS

Current assets:
  Cash and equivalents ............................$ 37,192            $ 35,975
  Accounts and notes receivable, net ..............  82,736              90,583
  Inventories .....................................  89,845              89,938
  Deferred income taxes ...........................   9,988              10,019
  Prepaid expenses ................................   2,113                 121
                                                  ----------          ----------
          Total current assets .................... 221,874             226,636

Property, plant and equipment ..................... 638,273             620,058
Less accumulated depreciation and amortization ....(294,006)           (284,723)
                                                  ----------          ----------
Property, plant and equipment, net ................ 344,267             335,335

Goodwill, net .....................................  83,568              84,343
Net assets of discontinued operations .............  17,822               7,217
Other assets ......................................  17,140              17,152
                                                  ----------          ----------

                                                   $684,671            $670,683
                                                  ==========          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable ...................................   $   -            $  5,575
  Accounts payable ................................  66,309              73,958
  Income taxes payable ............................   5,991               3,807
  Accrued expenses ................................  34,788              44,286
  Current maturities of long-term debt ............     402                  -
                                                  ----------          ----------
          Total current liabilities ............... 107,490             127,626

Long-term debt .................................... 284,052             253,513
Deferred pension credits ..........................  11,931              11,827
Deferred postretirement welfare benefits ..........  28,391              28,033
Deferred income taxes .............................  32,441              33,743
Other liabilities .................................  19,861              20,000
                                                  ----------          ----------
          Total liabilities ....................... 484,166             474,742

Stockholders' equity:
  Preferred stock, no par value ...................      -                   -
  Common stock, $.50 par value ....................   6,839               6,795
  Additional paid-in capital ......................  96,496              94,251
  Retained earnings ...............................  98,898              96,623
  Unearned compensation ...........................    (185)               (185)
  Adjustment for minimum pension liability ........  (1,543)             (1,543)
                                                  ----------          ----------
          Total stockholders' equity .............. 200,505             195,941
                                                  ----------          ----------

                                                   $684,671            $670,683
                                                  ==========          ==========




                                           (1)

                               QUANEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                       Three Months Ended January 31,
                                                       -----------------------------
                                                           1997               1996
                                                       -----------        ----------
                                                                 (Unaudited)

Net sales .............................................  $194,934          $151,147
Cost and expenses:
  Cost of sales .......................................   173,013           133,093
  Selling, general and administrative expense .........    12,314            11,049
                                                       -----------        ----------
Operating income ......................................     9,607             7,005
Other income (expense):
  Interest expense ....................................    (4,851)           (2,880)
  Capitalized interest ................................       618                49
  Other, net ..........................................      (384)              132
                                                       -----------        ----------
Income from continuing operations before income taxes..     4,990             4,306
Income tax expense ....................................    (1,747)           (1,809)
                                                       -----------        ----------
Income from continuing operations .....................     3,243             2,497
Income from discontinued operations, net of
   income taxes .......................................     1,083             1,550
                                                       -----------        ----------
Income before extraordinary charge ....................     4,326             4,047
Extraordinary charge - early extinguishment of debt ...        -             (2,522)
                                                       -----------        ----------
Net income ............................................  $  4,326          $  1,525
                                                       ===========        ==========

Earnings per common share:
   Continuing operations ..............................  $   0.23          $   0.18
   Discontinued operations ............................      0.08              0.12
   Extraordinary charge ...............................        -              (0.19)
                                                       -----------        ----------
      Net earnings per share ..........................  $   0.31          $   0.11
                                                       ===========        ==========
Weighted average shares outstanding ...................    13,932            13,595
                                                       ===========        ==========























                                      (2)

                                        QUANEX CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOW
                                          (In thousands)

                                                                Three Months Ended January 31,
                                                                ------------------------------
                                                                  1997                 1996
                                                                ---------            ---------
                                                                          (Unaudited)
Operating activities:
  Net income ................................................... $ 4,326              $ 1,525
  Adjustments to reconcile net income
    to cash provided by continuing operations:
       Income from discontinued operations .....................  (1,083)              (1,550)
       Depreciation and amortization ...........................  10,275                8,927
       Deferred income taxes ...................................  (1,302)              (1,730)
       Deferred pension costs ..................................     104                 (485)
       Deferred postretirement welfare benefits ................     358                  277
                                                                ---------            ---------
                                                                  12,678                6,964
  Changes in assets and liabilities net of effects from
    acquisitions and dispositions:
       Decrease in accounts and notes receivable ...............   7,847                8,181
       Decrease (increase) in inventory ........................      93              (11,884)
       Decrease in accounts payable ............................  (7,649)             (13,254)
       Decrease in accrued expenses ............................  (9,498)              (5,237)
       Other, net ..............................................      84                1,323
                                                                ---------            ---------
          Cash provided by (used in) continuing operations .....   3,555              (13,907)
          Cash used in discontinued operations .................  (9,414)              (3,192)
                                                                ---------            ---------
          Cash used in operating activities ....................  (5,859)             (17,099)

Investment activities:
  Capital expenditures, net of retirements ..................... (18,215)              (3,573)
  Capital expenditures of discontinued operations ..............    (108)                (929)
  Other, net ...................................................  (5,780)                  15
                                                                ---------            ---------
            Cash used in investment activities ................. (24,103)              (4,487)
            Cash used in operating and                          ---------            ---------
               investment activities ........................... (29,962)             (21,586)

Financing activities:
  Notes payable repayments .....................................      -               (10,000)
  Purchase of Senior Notes .....................................      -               (44,667)
  Bank borrowings ..............................................  30,000               50,000
  Common dividends paid ........................................  (2,051)              (2,028)
  Other, net ...................................................   3,230                  631
                                                                ---------            ---------
            Cash provided by (used in) financing activities ....  31,179               (6,064)

Increase (decrease) in cash and equivalents ....................   1,217              (27,650)
Cash and equivalents at beginning of period ....................  35,975               45,205
                                                                ---------            ---------
Cash and equivalents at end of period .......................... $37,192              $17,555
                                                                =========            =========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest ....................................................... $ 6,448              $ 5,369
Income taxes ................................................... $ 1,140              $   273







                                      (3)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
1. Accounting Policies
----------------------
The interim consolidated financial statements of Quanex Corporation and subsidiaries are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 1996 Annual Report on Form 10-K, which is incorporated by reference. Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to 1997 classifications.


2. Inventories
--------------

  Inventories consist of the following:        January 31,         October 31,
                                                   1997               1996
                                               ----------          ----------
                                                       (In thousands)
     Raw materials ..........................     $26,839            $28,426
     Finished goods and work in process......      54,619             52,768
                                               ----------          ---------
                                                   81,458             81,194

     Other...................................       8,387              8,744
                                               ----------          ---------
                                                  $89,845            $89,938
                                               ==========          =========



  The values of inventories in the consolidated balance sheets are based on the following accounting methods:
     LIFO ...................................    $67,442             $69,234
     FIFO ...................................     22,403              20,704
                                               ----------         ----------
                                                 $89,845             $89,938
                                               ==========         ==========

With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $16 million at January 31, 1997, and $15 million at October 31, 1996.

3. Long-Term Debt and Financing Arrangements
--------------------------------------------
On July 23, 1996, the Company replaced its $75 million Revolving Credit and Letter of Credit Agreement with an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement consists of a revolving line of credit ("Revolver") and up to two term loans not to exceed $100 million in the aggregate and repayable at a time selected by the Company to be no later than July 23, 2004. Any term loan elections reduce the amount available under the Revolver. The Bank Agreement expires July 23, 2001, and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either (i) the prime rate or the federal funds rate plus one percent, whichever is higher, or (ii) a Eurodollar based rate. At January 31, 1997, the Company had $190 million outstanding under the Revolver and no term loans outstanding.

In December 1995, the Company acquired the remaining $44.7 million principal amount of its Senior Notes for a purchase price equal to 107.5% of the principal amount plus accrued interest. The acquisition and related expenses resulted in an after-tax extraordinary charge of approximately $2.5 million ($4.3 million before tax) in the first quarter of 1996.



                                      (4)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



4.  Discontinued Operations
---------------------------
In January 1997, the Company entered into a non-binding letter of intent to sell its LaSalle Steel Company ("LaSalle") subsidiary. Completion of the sale is expected to occur during the Company's second fiscal quarter. Accordingly, effective with the issuance of the first quarter 1997 financial statements, LaSalle's results of operations and net assets have been classified as discontinued operations and prior periods have been restated. For business segment reporting purposes, LaSalle's data was previously reported as the segment "Cold Finished Steel Bars".

Income from discontinued operations for the three months ended January 31, 1997 and 1996, included revenues of $38.2 million and $37.6 million, respectively. Income from discontinued operations for the three months ended January 31, 1997 and 1996, is reported net of income taxes of $583,000 and $1.1 million, respectively.


                                                      January 31,    October 31,
                                                         1997            1996
                                                      ----------     -----------
                                                             (In thousands)
          Net Assets of Discontinued Operations
          -------------------------------------
          Current assets.............................   $42,607         $36,702
          Property, plant and equipment, net.........    15,876          16,211
          Other assets...............................     1,827           1,827
          Current liabilities........................   (20,696)        (25,440)
          Deferred pension credits...................    (5,456)         (5,466)
          Deferred postretirement welfare benefits...   (27,743)        (27,595)
          Deferred income taxes......................    10,139           9,710
          Adjustment for minimum pension liability...     1,268           1,268
                                                        -------         -------
             Net assets of discontinued operations...   $17,822         $ 7,217
                                                        =======         =======

























                                       (5)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

5. Industry Segment Information
-------------------------------
Quanex is principally a specialized metals and metal products producer. The Company's operations primarily consist of three segments: hot rolled steel bars, bars, steel tubes, and aluminum products.

                                                                      Corporate
 Three Months Ended          Hot Rolled      Steel      Aluminum          and        Consoli-
 January 31, 1997            Steel Bars      Tubes      Products(1)    Other(2)       dated
 ------------------          ----------    ----------  ----------     ----------    ----------
                                                    (in thousands)
 Units shipped:
  To unaffiliated companies    125.5 Tons      24.0 Tons  64,788 Lbs.
  Intersegment............       6.3             -            -
                             -------        -------      -------
 Total....................     131.8 Tons      24.0 Tons  64,788 Lbs.
                             =======        =======      =======
 Net Sales:
  To unaffiliated companies  $67,117        $28,057      $99,760            -       $194,934
  Intersegment(3).........     3,737             -          -           $(3,737)        -
                             -------        -------      -------         -------     -------
 Total....................   $70,854        $28,057      $99,760        $(3,737)    $194,934
                             =======        =======      =======         =======     =======
 Operating income (loss)..   $ 9,145        $   296      $ 3,989        $(3,823)    $  9,607
                             =======        =======      =======         =======     =======

                                                                      Corporate
 Three Months Ended          Hot Rolled      Steel     Aluminum          and         Consoli-
 January 31, 1996           Steel Bars       Tubes     Products        Other(2)        dated
 ------------------          ----------    ----------  ----------     ----------    ----------
 Units shipped:
  To unaffiliated companies    103.2 Tons      22.9 Tons  49,633 Lbs.
  Intersegment............       7.6            -             -
                             -------        -------      -------
 Total....................     110.8 Tons      22.9 Tons  49,633 Lbs.
                             =======        =======      =======
 Net Sales:
  To unaffiliated companies  $57,108        $30,150      $63,889            -       $151,147
  Intersegment(3).........     4,443            -           -           $(4,443)         -
                             -------        -------      -------         -------     -------
 Total....................   $61,551        $30,150      $63,889        $(4,443)    $151,147
                             =======        =======      =======         =======     =======
 Operating income (loss)..   $ 7,335        $ 1,955      $ 1,651        $(3,936)    $  7,005
                             =======        =======      =======         =======     =======


(1) 1997 includes Piper Impact, Inc.
(2) Included in "Corporate and Other" are intersegment eliminations and corporate expenses.
(3) Intersegment sales are conducted on an arm's-length basis.


                                      (6)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition



RESULTS OF OPERATIONS
---------------------
         The Company classifies its operations into three business segments: hot rolled steel bars, steel tubes and aluminum products. The Company's products are marketed to the industrial machinery and capital equipment industries, the transportation industry, the energy processing industry and the residential and commercial building industries.

         In January 1997, the Company entered into a non-binding letter of intent to sell its LaSalle Steel Company ("LaSalle") subsidiary. Completion of the sale is expected to occur during the Company's second fiscal quarter. Accordingly, effective with the issuance of the first quarter 1997 financial statements, LaSalle's results of operations and net assets have been classified as discontinued operations and prior periods have been restated. For business segment reporting purposes, LaSalle's data was previously classified as "Cold Finished Steel Bars".

         The Company's hot rolled steel business reflected improvements in net sales and operating income for the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. The improvements were due primarily to higher sales volume. The improved results in the Company's hot rolled steel business reflect the benefits realized from the Company's capital improvement programs, which have allowed the Company to increase production, improve quality and manage manufacturing costs.

         The Company's aluminum products business achieved higher sales and operating income primarily due to the acquisition in August 1996 of Piper Impact, Inc. ("Piper") and its higher margin operations. The Company's Nichols-Homeshield Division was affected by weaker margins between selling prices and raw material costs. These margins, referred to herein as "price spreads", are a key financial performance indicator in the aluminum products business.

         The Company currently expects that overall business levels for the remainder of fiscal 1997 should be similar to those experienced during 1996. However, domestic and global market factors will impact the Company and any slowdown in the U.S. economy could affect demand and pricing for many of the Company's products. The acquisition of Piper is expected to result in higher fiscal 1997 sales and, assuming no material declines in the markets in which it serves, be accretive to earnings. Upon completion of the sale of LaSalle, income for the remainder of fiscal 1997 will be affected by the difference between the amount LaSalle would have earned and the income resulting from reinvestment of the proceeds from the sale. Improved financial results will be dependent upon, among other things, whether the continued strength of the economy can be sustained, improvements in the markets which the Company serves and improvement in the price spreads of aluminum products.
















                                       (7)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)


The following table sets forth selected operating data for the Company's three business segments:
                                                          Three Months Ended
                                                              January 31,
                                                        -----------------------
                                                         1997             1996
                                                       -------          -------
                                                            (In thousands)
   Hot Rolled Steel Bars:
     Units shipped (Tons)......................          131.8            110.8
     Net Sales.................................       $ 70,854         $ 61,551
     Operating income..........................       $  9,145         $  7,335
     Depreciation and amortization.............       $  3,405         $  4,590
     Identifiable assets.......................       $169,444         $168,405

   Steel Tubes:
     Units shipped (Tons)......................           24.0             22.9
     Net Sales.................................       $ 28,057         $ 30,150
     Operating income..........................       $    296         $  1,955
     Depreciation and amortization.............       $    627         $    595
     Identifiable assets.......................       $ 48,021         $ 43,857

   Aluminum Products:
     Units shipped (Pounds)....................         64,788           49,633
     Net Sales.................................       $ 99,760         $ 63,889
     Operating income..........................       $  3,989         $  1,651
     Depreciation and amortization.............       $  6,070         $  3,483
     Identifiable assets.......................       $405,124         $232,616

         Consolidated net sales for the three months ended January 31, 1997, were $194.9 million representing an increase of $43.8 million, or 29% when compared to the same period last year. The increase was due principally to the inclusion of Piper's sales in 1997 and higher sales volumes in the hot rolled steel bar business.

         Net sales from the Company's hot rolled steel bar business for the three months ended January 31, 1997, were $70.9 million as compared to $61.6 million for the same 1996 period. This increase of $9.3 million, or 15% was attributable to a 19% increase in volume and was partially offset by a 3% decrease in average selling prices. The volume increase is principally due to continued market strength in durable goods, particularly transportation and capital goods.

         Net sales from the Company's steel tube business for the three months ended January 31, 1997, decreased 7% from $30.2 million in 1996 to $28.1 million for the first fiscal quarter of 1997. The decrease was attributable to 11% lower average selling prices partly offset by 5% higher volume. Lower selling prices were primarily attributable to price pressure in the welded tube market and a lower priced product mix.

         Net sales from the Company's aluminum products business for the three months ended January 31, 1997, were $99.8 million as compared to $63.9 million for the same 1996 period. This increase of $35.9 million, or 56%, was principally attributable to the inclusion of Piper's sales. Volume at the Company's Nichols-Homeshield division was up 20% for the first quarter of fiscal 1997 compared to same prior year period, while average selling prices were down 10% compared to last year. Aluminum prices were beginning to increase during the first quarter of fiscal 1997.



                                       (8)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)


         Consolidated operating income for the three months ended January 31, 1997, was $9.6 million, representing an increase of $2.6 million, or 37%, when compared to the same period last year. This increase was primarily due to the inclusion of Piper's results and improved operating income in the hot rolled steel bar business, partly offset by lower operating income in the steel tubes business.

         Operating income from the Company's hot rolled steel bar business for the three months ended January 31, 1997, was $9.1 million as compared to $7.3 million for the same 1996 period. This increase of approximately 25% was due to higher volume and lower depreciation charges.

         Operating income from the Company's steel tube business for the three months ended January 31, 1997, was $296,000 as compared to $2.0 million for the same period last year. The decrease in operating income resulted from lower selling prices and a less profitable sales mix.

         Operating income from the Company's aluminum products business for the three months ended January 31, 1997, was $4.0 million as compared to $1.7 million for the same 1996 period. This increase resulted principally from the inclusion of Piper's results, partially offset by lower spreads at Nichols-Homeshield. Piper's results for the first quarter were affected by increased training and development costs associated with several new products.

         Selling, general and administrative expenses increased by $1.3 million, or 11%, for the three months ended January 31, 1997, as compared to the same period of 1996, primarily due to the inclusion of Piper's selling, general and administrative expenses. However, as a percentage of net sales, selling, general and administrative expenses were 6.3% in the first quarter of fiscal 1997 compared to 7.3% in the prior year period.

         Interest expense increased by $2.0 million, to $4.9 million, for the three months ended January 31, 1997, as compared to the same period of 1996 primarily as a result of increased bank borrowings associated with the Piper acquisition, partly offset by decreased expense due to the early extinguishment of the Company's remaining senior notes late in the first quarter of fiscal 1996.

         Net income for the three months ended January 31, 1997, was $4.3 million as compared to $1.5 million for the same 1996 period. The improvement was principally attributable to the inclusion of the results of Piper. Capitalized interest increased to $618,000 in the first quarter of fiscal 1997 compared to $49,000 for the same period last year due to ongoing construction related to the expansion programs at MacSteel and Piper. Income taxes were applied at the Company's expected annual effective rate. The Company's effective income tax rate was 35% for the first quarter of fiscal 1997 compared to 42% in the prior year period.

         Income from discontinued operations, net of income taxes, for the three months ended January 31, 1997, was $1.1 million as compared to $1.6 million for the same 1996 period. The decrease was primarily attributable to lower margins between selling prices and raw material costs, partly offset by higher sales volume.







                                       (9)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
         The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement replaced the Company's former $75 million Revolving Credit and Letter of Credit Agreement (the "Old Bank Agreement"), effective July 23, 1996. The Bank Agreement consists of a revolving line of credit ("Revolver") and up to two term loans not to exceed $100 million in the aggregate and repayable at a date selected by the Company to be no later than July 23, 2004. Any term loan elections reduce the amount available under the Revolver. The Bank Agreement expires July 23, 2001, and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either (i) the prime rate or the federal funds rate plus one percent, whichever is higher, or (ii) a Eurodollar based rate. In the fourth quarter of fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement to fixed rate. Under these agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and payments are received on a LIBOR based variable rate (5.53125% at January 31, 1997). Differentials to be paid or received under the agreements are recognized as interest expense. The agreements mature in 2003. The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined. The Bank Agreement limits the payment of dividends and certain restricted investments. Under the Bank Agreement, at January 31, 1997, there were $190 million of outstanding Revolver borrowings.


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

       On August 9, 1996, the Company completed the acquisition of substantially all of the assets of Piper. Piper's assets, net of various liabilities, were acquired for approximately $130 million in cash, cash equivalents, and notes. This acquisition was financed with existing cash and bank borrowings. Subsequent to the acquisition, the Company's Board of Directors approved additional capital expenditures at Piper totaling approximately $55 million. These expenditures are expected to provide the capacity needed to supply major new customer programs phasing in over the next two years.



                                      (10)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)



      At January 31, 1997, the Company had commitments of $27 million for the purchase or construction of capital assets, primarily relating to the Company's continued expansion at MacSteel and the expansion at Piper. The capital project at MacSteel also includes significant upgrades to pollution control systems to ensure compliance with EPA standards under the Clean Air Act. The MacSteel expansion is expected to cost approximately $60 million and is expected to be completed during fiscal year 1998. The Company plans to fund this capital investment through cash flow from operations and, if necessary, additional borrowings.

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

Operating Activities

      Cash used in operating activities during the three months ended January 31, 1997, was $5.9 million as compared to $17.1 million during the three months ended January 31, 1996. The decrease in cash used by operating activities was principally due to improved income and decreased working capital requirements, partially offset by increased cash used by discontinued operations.

Investment Activities

      Net cash used in investment activities during the three months ended January 31, 1997, was $24.1 million as compared to $4.5 million for the same 1996 period. The increase in cash used by investment activities was principally due to increased capital expenditures and payment of the remaining notes related to the Piper acquisition. The Company estimates that fiscal 1997 capital expenditures will be approximately $70 to $80 million.

Financing Activities

      Cash provided by financing activities for the three months ended
January 31, 1997, was $31.2 million, principally consisting of $30.0 million of bank borrowings, offset by $2.1 million in common dividends paid.


Private Securities Litigation Reform Act

Certain forward looking information contained herein is being provided in accordance with the provisions of the Private Securities Litigation Reform Act. Such information is subject to certain assumptions and beliefs based on current information known to the Company and is subject to factors that could result in actual results differing materially from those anticipated in the forward looking statements contained in this report. Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, interest rates, the continuation of countervailing import duties on certain of the Company's competitors, construction delays, market conditions for the Company's customers, any material changes in purchases by the principal customers of AMSCO and Piper, environmental regulations and changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company's successful implementation of its internal operating plans, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved.
                                      (11)

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


                                   QUANEX CORPORATION


                                   /s/ Viren M. Parikh
                                   -------------------
                                   Viren M. Parikh
                                   Controller (Chief Accounting Officer)

Date  March 11, 1997
      --------------


















                                      (12)