Form 10-Q
period 1997-04-30
QUANEX CORP
filed 1997-06-11
CIK 276889

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q


                                 (Mark One)

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                         Outstanding at April 30, 1997
---------------------------------------      -------------------------------
Common Stock, par value $0.50 per share                 13,728,987

                                QUANEX CORPORATION
                                      INDEX



                                                                     Page No.
Part I.   Financial Information:

     Item 1:  Financial Statements

              Consolidated Balance Sheets - April 30, 1997 and
                 October 31, 1996 ...................................     1

              Consolidated Statements of Income - Three and Six
                 Months Ended April 30, 1997 and 1996................     2

              Consolidated Statements of Cash Flow - Six Months
                 Ended April 30, 1997 and 1996 ......................     3

              Notes to Consolidated Financial Statements ............   4-6

     Item 2:  Management's Discussion and Analysis of Results of
              Operations and Financial Condition ....................  7-12

Part II.   Other Information

     Item 5:  Other Information .....................................    13

     Item 6:  Exhibits and Reports on Form 8-K ......................    13

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               QUANEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                   April 30,         October 31,
                                                     1997                1996
                                                  ----------          ----------
                                                  (Unaudited)          (Audited)
ASSETS

Current assets:
  Cash and equivalents ............................$ 34,809            $ 35,975
  Accounts and notes receivable, net ..............  93,782              90,583
  Inventories .....................................  89,852              89,938
  Deferred income taxes ...........................   9,971              10,019
  Prepaid expenses ................................   1,915                 121
                                                  ----------          ----------
          Total current assets .................... 230,329             226,636

Property, plant and equipment ..................... 656,500             620,058
Less accumulated depreciation and amortization ....(302,650)           (284,723)
                                                  ----------          ----------
Property, plant and equipment, net ................ 353,850             335,335

Goodwill, net .....................................  82,793              84,343
Net assets of discontinued operations .............     -                 7,217
Other assets ......................................  17,314              17,152
                                                  ----------          ----------

                                                   $684,286            $670,683
                                                  ==========          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable ................................... $   -              $  5,575
  Accounts payable ................................  74,206              73,958
  Income taxes payable ............................  14,827               3,807
  Accrued expenses ................................  44,139              44,286
  Current maturities of long-term debt ............     402                 -
                                                  ----------          ----------
          Total current liabilities ............... 133,574             127,626

Long-term debt .................................... 214,163             253,513
Deferred pension credits ..........................  11,839              11,827
Deferred postretirement welfare benefits ..........  28,509              28,033
Deferred income taxes .............................  31,571              33,743
Other liabilities .................................  19,812              20,000
                                                  ----------          ----------
          Total liabilities ....................... 439,468             474,742

Stockholders' equity:
  Preferred stock, no par value ...................     -                   -
  Common stock, $.50 par value ....................   6,863               6,795
  Additional paid-in capital ......................  97,464              94,251
  Retained earnings ............................... 142,219              96,623
  Unearned compensation ...........................    (185)               (185)
  Adjustment for minimum pension liability ........  (1,543)             (1,543)
                                                  ----------          ----------
          Total stockholders' equity .............. 244,818             195,941
                                                  ----------          ----------

                                                   $684,286            $670,683
                                                  ==========          ==========




                                           (1)

                               QUANEX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                      Three Months Ended     Six Months Ended
                                            April 30              April 30
                                       ----------------      ----------------
                                         1997      1996        1997     1996
                                       -------  -------      ------   -------
                                                    (Unaudited)
Net sales............................ $217,058  $174,316    $411,992  $325,463
Cost and expenses:
  Cost of sales......................  187,451   150,994     360,464   284,087
  Selling, general and
     administrative expense..........   12,504    10,950      24,818    21,999
                                       -------   -------     -------   -------
Operating income.....................   17,103    12,372      26,710    19,377
Other income (expense):
  Interest expense...................   (4,917)   (2,260)     (9,768)   (5,140)
  Capitalized interest...............      764        78       1,382       127
  Other, net.........................       85     1,031        (299)    1,163
Income from continuing operations      -------   -------     -------   -------
   before income taxes...............   13,035    11,221      18,025    15,527
Income tax expense...................   (4,561)   (4,713)     (6,308)   (6,522)
                                       -------   -------     -------   -------
Income from continuing operations....    8,474     6,508      11,717     9,005
Income from discontinued operations,
   net of income taxes...............      616     1,624       1,699     3,174
Gain on sale of discontinued
   operations, net of income taxes...   36,290        -       36,290        -
                                       -------   -------     -------   -------
Income before extraordinary charge...   45,380     8,132      49,706    12,179
Extraordinary charge - early
     extinguishment of debt..........       -         -           -     (2,522)
                                       -------   -------     -------   -------
Net income........................... $ 45,380     8,132    $ 49,706     9,657
                                       =======   =======     =======   =======
Earnings per common share:
   Primary:
      Continuing operations.......... $   0.61  $   0.48    $   0.84   $  0.67
      Discontinued operations........     0.04      0.12        0.12      0.23
      Gain on sale of discontinued
         operations..................     2.60        -         2.60        -
      Extraordinary charge...........       -         -           -      (0.19)
                                       -------   -------     -------   -------
      Total primary net earnings..... $   3.25  $   0.60    $   3.56   $  0.71
                                       =======   =======     =======   =======
   Fully diluted:
      Continuing operations.......... $   0.57  $   0.45    $   0.83   $  0.66
      Discontinued operations........     0.03      0.10        0.10      0.19
      Gain on sale of discontinued
         operations..................     2.18        -         2.18        -
      Extraordinary charge...........       -         -           -      (0.15)
                                       -------   -------     -------   -------
      Total assuming full dilution... $   2.78  $   0.55    $   3.11   $  0.70
                                       =======   =======     =======   =======

Weighted average shares outstanding:
   Primary...........................   13,965    13,641      13,939    13,614
                                       =======   =======     =======   =======
   Assuming full dilution............   16,661    16,360      16,635    16,353
                                       =======   =======     =======   =======



                                      (2)

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                             Six Months Ended
                                                                 April 30,
                                                           --------------------
                                                            1997          1996
                                                           ------        ------
                                                               (Unaudited)
Operating activities:
  Net income..............................................$49,706       $ 9,657
  Adjustments to reconcile net income
    to cash provided by operating activities:
     Income from discontinued operations.................. (1,699)       (3,174)
     Gain on sale of discontinued operations..............(36,290)           -
     Depreciation and amortization........................ 20,437        17,656
     Deferred income taxes................................ (2,172)       (4,237)
     Deferred pension costs...............................     12          (486)
     Deferred postretirement welfare benefits.............    476           584
                                                           ------        ------
                                                           30,470        20,000
  Changes in assets and liabilities net of effects from
    acquisitions and dispositions:
     Decrease (increase) in accounts and notes receivable  (3,199)        4,512
     Decrease (increase) in inventory....................      86        (9,190)
     Increase (decrease) in accounts payable.............     248        (7,812)
     Increase (decrease) in accrued expenses.............    (147)          515
     Other, net..........................................  (4,072)        2,326
                                                           ------        ------
       Cash provided by continuing operations............  23,386        10,351
       Cash provided by (used in) discontinued operations  (4,630)        5,500
                                                           ------        ------
       Cash provided by operating activities.............  18,756        15,851
Investment activities:
  Proceeds from the sale of discontinued operations......  63,900            -
  Capital expenditures of continuing operations
     net of retirements.................................. (36,970)       (8,298)
  Capital expenditures of discontinued operations........    (685)       (3,673)
  Other, net.............................................  (6,169)       (2,781)
                                                           ------        ------
         Cash provided by (used in) investment activities  20,076       (14,752)

          Cash provided by operating and                   ------        ------
               investment activities.....................  38,832         1,099

Financing activities:
  Notes payable borrowings (repayments)..................      -        (10,000)
  Purchase of Senior Notes...............................      -        (44,667)
  Bank borrowings (repayments)........................... (40,000)       50,000
  Common dividends paid..................................  (4,110)       (4,055)
  Other, net.............................................   4,112           684
                                                           ------        ------
          Cash used by financing activities.............. (39,998)       (8,038)

Decrease in cash and equivalents.........................  (1,166)       (6,939)
Cash and equivalents at beginning of period..............  35,975        45,205
                                                           ------        ------
Cash and equivalents at end of period.................... $34,809       $38,266
                                                           ======        ======
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest................................................. $10,127       $ 5,369
Income taxes.............................................  11,269           273








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

2. Inventories
--------------

Inventories consist of the following:         April 30,           October 31,
                                                 1997                 1996
                                               -------              -------
                                                      (In thousands)
     Raw materials .........................   $26,307              $28,426
     Finished goods and work in process.....    54,776               52,768
                                               -------              -------
                                                81,083               81,194
     Other..................................     8,769                8,744
                                               -------              -------
                                               $89,852              $89,938
                                               =======              =======

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

  LIFO......................................   $65,299              $69,234
  FIFO......................................    24,553               20,704
                                               -------              -------
                                               $89,852              $89,938
                                               =======              =======

With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $18 million at April 30, 1997, and $15 million at October 31, 1996.

3.  Long-Term Debt and Financing Arrangements
---------------------------------------------
On July 23, 1996, the Company replaced its $75 million Revolving Credit and Letter of Credit Agreement with an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement consists of a revolving line of credit ("Revolver") and up to two term loans not to exceed $100 million in the aggregate and repayable at a time selected by the Company to be no later than July 23, 2004. Any term loan elections reduce the amount available under the Revolver. The Bank Agreement expires July 23, 2001, and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either (i) the prime rate or the federal funds rate plus one percent, whichever is higher, or (ii) a Eurodollar based rate. At April 30, 1997, the Company had $120 million outstanding under the Revolver and no outstanding term loans.

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







                                       (4)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



4.Discontinued Operations
-------------------------
In April 1997, the Company completed the sale of its LaSalle Steel Company ("LaSalle") subsidiary. LaSalle's results of operations have been classified as discontinued operations and prior periods have been restated. For business segment reporting purposes, LaSalle's data was previously reported as the segment "Cold Finished Steel Bars".

Net sales and income from discontinued operations are as follows:

                                Three Months Ended           Six Months Ended
                                     April 30,                   April 30,
                                -------------------       ---------------------
                                 1997         1996         1997           1996
                                ------       ------       ------         ------
                                                (In thousands)
 Net sales...................  $28,485      $44,025      $66,733        $81,650
 Income before income taxes..      949        2,800        2,615          5,472
 Income tax expense..........     (333)      (1,176)        (916)        (2,298)
 Net income..................      616      $ 1,624      $ 1,699        $ 3,174



                                              October 31,
                                                 1996
                                            --------------
                                            (In thousands)
   Net Assets of Discontinued Operations
   Current assets............................. $36,702
   Property, plant and equipment, net.........  16,211
   Other assets...............................   1,827
   Current liabilities........................ (25,440)
   Deferred pension credits...................  (5,466)
   Deferred postretirement welfare benefits... (27,595)
   Deferred income taxes......................   9,710
   Adjustment for minimum pension liability...   1,268
                                               -------
      Net assets of discontinued operations... $ 7,217
                                               =======



5.Subsequent Event
------------------
In May 1997, the Company entered into a non-binding letter of intent to purchase Advanced Metal Forming C.V., a Netherlands based manufacturer of impact extruded automotive air bag products. The transaction is subject to various conditions, including the completion of due diligence, the receipt of all regulatory and governmental approvals and the negotiation and execution of a definitive agreement. Although there can be no assurance that the transaction will close, the Company anticipates that the transaction will close in the Company's fiscal fourth quarter.








                                       (5)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

6.  Industry Segment Information
--------------------------------
 Quanex is principally a specialized metals and metal products producer. The company's continuing operations primarily consist of three segments:
 hot rolled steel bars, steel tubes and aluminum products.

                                                                      Corporate
 Three Months Ended          Hot Rolled      Steel      Aluminum          and        Consoli-
 April 30, 1997              Steel Bars      Tubes      Products(1)    Other(2)       dated
 ------------------          ----------    ----------  ----------     ----------    ----------
                                                    (in thousands)
 Units shipped:
  To unaffiliated companies    145.0 Tons      25.9 Tons  71,946 Lbs.
  Intersegment............       6.2             -            -
                             -------        -------      -------
 Total....................     151.2 Tons      25.9 Tons  71,946 Lbs.
                             =======        =======      =======
 Net Sales:
  To unaffiliated companies  $76,859        $32,231     $107,968            -       $217,058
  Intersegment(3).........     3,630             -          -           $(3,630)        -
                             -------        -------      -------         -------     -------
 Total....................   $80,489        $32,231     $107,968        $(3,630)    $217,058
                             =======        =======      =======         =======     =======
 Operating income (loss)..   $12,796        $ 2,151      $ 4,614        $(2,458)    $ 17,103
                             =======        =======      =======         =======     =======

                                                                      Corporate
 Three Months Ended          Hot Rolled     Steel     Aluminum          and         Consoli-
 April 30, 1996              Steel Bars     Tubes     Products        Other(2)        dated
 ------------------          ----------   ----------  ----------     ----------    ----------
 Units shipped:
  To unaffiliated companies    127.7 Tons      24.2 Tons  59,833 Lbs.
  Intersegment............       6.5            -             -
                             -------        -------      -------
 Total....................     134.2 Tons      24.2 Tons  59,833 Lbs.
                             =======        =======      =======
 Net Sales:
  To unaffiliated companies  $69,375        $31,661      $73,280            -       $174,316
  Intersegment(3).........     3,715            -           -           $(3,715)         -
                             -------        -------      -------         -------     -------
 Total....................   $73,090        $31,661      $73,280        $(3,715)    $174,316
                             =======        =======      =======         =======     =======
 Operating income (loss)..   $10,340        $ 2,382      $ 3,766        $(4,116)    $ 12,372
                             =======        =======      =======         =======     =======

                                                                      Corporate
 Six Months Ended            Hot Rolled      Steel     Aluminum          and         Consoli-
 April 30, 1997              Steel Bars      Tubes     Products(1)     Other(2)        dated
 ----------------            ----------   ----------  ----------     ----------    ----------
 Units shipped:
  To unaffiliated companies    270.5 Tons      49.9 Tons 136,734 Lbs.
  Intersegment............      12.5             -            -
                             -------        -------      -------
 Total....................     283.0 Tons      49.9 Tons 136,734 Lbs.
                             =======        =======      =======
 Net Sales:
  To unaffiliated companies $143,976        $60,288     $207,728           -        $411,992
  Intersegment(3).........     7,367           -            -          $ (7,367)         -
                             -------        -------      -------        -------      -------
 Total....................  $151,343        $60,288     $207,728       $ (7,367)    $411,992
                             =======        =======      =======         =======     =======
 Operating income (loss)..  $ 21,941        $ 2,447     $  8,603       $ (6,281)    $ 26,710
                             =======        =======      =======         =======     =======

                                                                      Corporate
 Six Months Ended            Hot Rolled      Steel     Aluminum          and         Consoli-
 April 30, 1996              Steel Bars      Tubes     Products        Other(2)        dated
 ----------------            ----------   ----------  ----------     ----------    ----------
 Units shipped:
  To unaffiliated companies    230.9 Tons      47.1 Tons 109,466 Lbs.
  Intersegment............      14.1            -             -
                             -------        -------      -------
 Total....................     245.0 Tons      47.1 Tons 109,466 Lbs.
                             =======        =======      =======
 Net Sales:
  To unaffiliated companies $126,483        $61,811     $137,169           -        $325,463
  Intersegment(3).........     8,158            -            -         $ (8,158)        -
                             -------        -------      -------         -------     -------
 Total....................  $134,641        $61,811     $137,169       $ (8,158)    $325,463
                             =======        =======      =======         =======     =======
 Operating income (loss)..  $ 17,675        $ 4,337     $  5,417       $ (8,052)    $ 19,377
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

         In April 1997, the Company completed the sale of its LaSalle Steel Company ("LaSalle") subsidiary. LaSalle's results of operations have been classified as discontinued operations and prior periods have been restated. For business segment reporting purposes, LaSalle's data was previously classified as "Cold Finished Steel Bars".

         The Company's hot rolled steel business reflected improvements in net sales and operating income for the first and second quarters of fiscal 1997 as compared to the same periods of fiscal 1996. The improvements were due primarily to higher sales volume. The improved results in the Company's hot rolled steel business reflect the benefits realized from the Company's capital improvement programs, which have allowed the Company to increase production, improve quality and manage manufacturing costs.

         The Company's aluminum products business achieved higher sales and operating income primarily due to the acquisition in August 1996 of Piper Impact, Inc. ("Piper Impact") and its higher margin operations. The Company's Nichols-Homeshield Division was affected by weaker margins between selling prices and raw material costs. These margins, referred to herein as "price spreads", are a key financial performance indicator in the aluminum products business.

         The Company currently expects that overall business levels for the remainder of fiscal 1997 should be similar to those experienced during 1996. However, domestic and global market factors will impact the Company and any slowdown in the U.S. economy could affect demand and pricing for many of the Company's products. The acquisition of Piper Impact in August 1996 is expected to result in higher fiscal 1997 sales through the third fiscal quarter and, assuming no material declines in the markets in which it serves, be accretive to fiscal 1997 earnings. The sale of LaSalle in April 1997 will affect income for the remainder of fiscal 1997 by the difference between the amount LaSalle would have earned and the reduction in interest expense as a result of the repayment of debt with the net proceeds from the sale. Improved financial results will be dependent upon, among other things, whether the continued strength of the economy can be sustained, improvements in the markets which the Company serves and improvement in the price spreads of aluminum products.















                                       (7)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

The following table sets forth selected operating data for the Company's four businesses:

                                      Three Months Ended     Six Months Ended
                                           April 30,              April 30,
                                      ------------------    ------------------
                                       1997        1996      1997        1996
                                      ------     -------    ------     -------
                                                    (In thousands)
Hot Rolled Steel Bars:
  Units shipped (Tons)............     151.2      134.2      283.0      245.0
  Net Sales.......................  $ 80,489   $ 73,090   $151,343   $134,641
  Operating income................  $ 12,796   $ 10,340   $ 21,941   $ 17,675
  Depreciation and amortization...  $  3,405   $  4,590   $  6,810   $  9,180
  Identifiable assets.............  $175,381   $170,779   $175,381   $170,779

Steel Tubes:
  Units shipped (Tons)............      25.9       24.2       49.9       47.1
  Net Sales.......................  $ 32,231   $ 31,661   $ 60,288   $ 61,811
  Operating income................  $  2,151   $  2,382   $  2,447   $  4,337
  Depreciation and amortization...  $    617   $    583   $  1,244   $  1,178
  Identifiable assets.............  $ 47,336   $ 43,839   $ 47,336   $ 43,839

Aluminum Products:
  Units shipped (Pounds)..........    71,946     59,833    136,734    109,466
  Net Sales.......................  $107,968   $ 73,280   $207,728   $137,169
  Operating income................  $  4,614   $  3,766   $  8,603   $  5,417
  Depreciation and amortization...  $  5,968   $  3,454   $ 12,038   $  6,937
  Identifiable assets.............  $417,078   $227,862   $417,078   $227,862

         Consolidated net sales for the three and six months ended April 30, 1997, were $217.1 million and $412.0 million, respectively, representing increases of $42.7 million, or 25%, and $86.5 million, or 27%, respectively, when compared to the same periods last year. The improvement principally reflects the inclusion of Piper Impact sales and improved sales volume in the Company's hot rolled steel bar business.

         Net sales from the Company's hot rolled steel bar business for the three and six months ended April 30, 1997, were $80.5 million and $151.3 million, respectively, representing increases of $7.4 million, or 10%, and $16.7 million, or 12%, respectively, when compared to the same periods last year. The improvements were primarily due to sales volume increases of 13% and 16%, respectively, for the three and six months ended April 30, 1997, as compared to the same prior year periods. The hot rolled steel bar business sales volume increase is principally due to the continued market strength in the durable goods market, particularly transportation and capital goods, and to the Company's product quality and delivery performance.

         Net sales from the Company's steel tube business for the three and six months ended April 30, 1997, were $32.2 million and $60.3 million, respectively, representing an increase of $570 thousand and a decrease of $1.5 million, respectively, when compared to the same periods last year. Product pricing pressure continued, however, demand for mechanical, pipe and heat exchanger products was improved during the second fiscal quarter of 1997.


                                       (8)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)



         Net sales from the Company's aluminum products business for the three and six months ended April 30, 1997, were $108.0 million and $207.7 million, respectively, representing increases of $34.7 million, or 47%, and $70.6 million, or 51%, respectively, when compared to the same periods last year. These increases are principally due to the acquisition of Piper Impact in August 1996 and were partially offset by substantially lower aluminum prices. Net sales were also higher for the three and six months ended April 30, 1997, compared to the same periods last year, due to increased sales volume of aluminum flat roll.

         Consolidated operating income for the three and six months ended April 30, 1997, was $17.1 million and $26.7 million, respectively, representing increases of $4.7 million, or 38%, and $7.3 million, or 38%, respectively, when compared to the same periods last year. This increase was primarily due to the inclusion of Piper Impact's results and improved operating income in the hot rolled steel bar business.

         Operating income from the Company's hot rolled steel bar business for the three and six months ended April 30, 1997, was $12.8 million and $21.9 million, respectively, representing increases of $2.5 million, or 24%, and $4.3 million, or 24%, respectively, when compared to the same periods last year. These improvements were attributable to higher sales for both the quarter and year-to-date due to increased capacity and strong demand.

         Operating income from the Company's steel tube business for the three and six months ended April 30, 1997, was $2.2 million and $2.4 million, respectively, representing decreases of $231,000, or 10%, and $1.9 million, or 44%, respectively, when compared to the same periods last year. Profitability improved during the second quarter of fiscal 1997 compared to the first quarter but still remained below prior year levels primarily due to weaker selling prices and a depressed boiler tube market.

         Operating income from the Company's aluminum products business for the three and six months ended April 30, 1997, was $4.6 million and $8.6 million, respectively, representing increases of $848,000, or 23%, and $3.2 million, or 59%, respectively, when compared to the same periods last year. Improvement in this segment reflects the acquisition of Piper Impact and were offset by lower aluminum prices.

         Selling, general and administrative expenses increased by $1.6 million, or 14%, and $2.8 million, or 13%, respectively, for the three and six months ended April 30, 1997, as compared to the same periods of last year, primarily due to the inclusion of Piper Impact's selling, general and administrative expenses. However, as a percentage of net sales, selling, general and administrative expenses were 5.8% and 6.0%, respectively, for the three and six months ended April 30, 1997, compared to 6.3% and 6.8%, respectively, in the same prior year periods.

         Interest expense increased by $2.7 million and $4.6 million, respectively, for the three and six months ended April 30, 1997, as compared to the same periods of 1996 primarily as a result of increased bank borrowings associated with the Piper Impact acquisition. This increased interest expense was partly offset by decreased expense due to the early extinguishment of the Company's remaining Senior Notes late in the first quarter of fiscal 1996.

                                       (9)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)



         Income from continuing operations for the three and six months ended April 30, 1997, was $8.5 million and $11.7 million, respectively, as compared to $6.5 million and $9.0 million for the same prior year periods. The improvements were principally attributable to the inclusion of the results of Piper Impact and improved results at the Company's MacSteel division. Included in "Other, net" for the three months ended April 30, 1997 was a life insurance gain of approximately $400,000. Included in "Other, net" for the three months ended April 30, 1996, was a $2.3 million pretax gain related to the final recovery of a business interruption claim. Also included in "Other, net" for the three months ended April 30, 1996, was $1.5 million resulting from a loss on abandonment of idle assets. Capitalized interest increased to $764,000 and $1.4 million, respectively, for the three and six months ended April 30, 1997, compared to $78,000 and $127,000 for the same periods last year due to ongoing construction related to the expansion programs at MacSteel and Piper Impact. Income taxes were applied at the Company's expected annual effective rate. The Company's effective income tax rate was 35% for the first and second quarters of fiscal 1997 compared to 42% in both prior year periods.

         Income from discontinued operations, net of income taxes, for the three and six months ended April 30, 1997, was $616,000 and $1.7 million, respectively, as compared to $1.6 million and $3.2 million for the same periods in 1996. The decrease was primarily attributable to lower margins between selling prices and raw material costs, partly offset by higher sales volume. Included in net income for the three and six months ended April 30, 1997, is an after-tax gain of $36.3 million on the sale of discontinued operations.

Liquidity and Capital Resources

         The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement consists of a revolving line of credit ("Revolver") and up to two term loans not to exceed $100 million in the aggregate and repayable at a date selected by the Company to be no later than July 23, 2004. Any term loan elections reduce the amount available under the Revolver. New borrowings under the Bank Agreement may not be made after July 23, 2001. The Bank Agreement also provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either (i) the prime rate or the federal funds rate plus one percent, whichever is higher, or (ii) a Eurodollar based rate. In the fourth quarter of fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement to fixed rate. Under these agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and payments are received on a LIBOR based variable rate (5.53125% at April 30, 1997). Differentials to be paid or received under the agreements are recognized as interest expense. Payments under the swap agreements are tied to the interest periods for the borrowings under the Bank Agreement. The swap agreements mature in 2003. The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined. The Bank Agreement limits the payment of dividends and certain restricted investments. Under the Bank Agreement, at April 30, 1997, there were $120 million of outstanding Revolver borrowings and no term loans outstanding.

                                      (10)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)




      In December 1995, the Company acquired all of its outstanding 10.77% Senior Notes for a purchase price equal to 107.5% of the principal amount plus accrued interest. The acquisition and related expenses resulted in an after-tax extraordinary charge of approximately $2.5 million in the first quarter of 1996. The acquisition was funded with cash and bank borrowings.

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

       On April 18, 1997, the Company completed the sale of LaSalle for approximately $65 million in cash. The proceeds were used to pay down the Company's Revolver.

      At April 30, 1997, the Company had commitments of $22 million for the purchase or construction of capital assets, primarily relating to the Company's continued expansions at MacSteel and Piper Impact. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.

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

Operating Activities

         Cash provided by operating activities during the six months ended April 30, 1997, was $18.8 million as compared to $15.9 million during the six months ended April 30, 1996. The increase was principally due to improved income and higher depreciation, partially offset by increased cash used by discontinued operations.

Investment Activities

         Net cash provided by investment activities during the six months ended April 30, 1997, was $20.1 million as compared to cash used in investment activities of $14.8 million for the same 1996 period. The increase in cash provided by investment activities was principally due to proceeds from the sale of LaSalle, and was partly offset by increased capital expenditures and payment of the remaining notes related to the Piper Impact acquisition. The Company estimates that fiscal 1997 capital expenditures will be approximately $70 to $80 million.
                                      (11)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)



Financing Activities

         Cash used in financing activities for the six months ended April 30, 1997, was $40.0 million, principally consisting of $40.0 million of repayments of bank borrowings from proceeds of the LaSalle sale. Cash used in financing activities for the six months ended April 30, 1996, was $8.0 million, principally consisting of $44.7 million for the early extinguishment of long-term debt, a $10.0 million reduction in notes payable and the payment of $4.1 million in common dividends and was offset by long-term bank borrowings of $50.0 million.

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

                                      (12)

                          PART II.  OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders.


On February 27, 1997, the Company held its regular Annual Meeting of Stockholders (the "Annual Meeting").

At the Annual Meeting, John D. O'Connell, Robert C. Snyder, and Vernon E. Oechsle were elected as directors for a three year term. The following sets forth the number of shares that voted for and for which votes were withheld of each of such persons:

                                              For            Withheld

         John D. O'Connell                11,005,824          858,396
         Robert C. Snyder                 11,008,316          855,902
         Vernon E. Oechsle                11,006,057          858,162

In addition, at the Annual Meeting, the stockholders of the Company ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors and approved to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, $.50 par value, from 25,000,000 shares to 50,000,000 shares.

The ratification of Deloitte & Touche LLP as the Company's independent auditors was approved with 11,776,615 votes cast for approval, 25,008 votes cast against, and 62,594 abstentions. The amendment to the Company's Restated Certificate of Incorporation was approved with 10,718,920 votes cast for approval, 1,078,157 votes cast against, and 67,137 abstentions.



Item 5 - Other Information.


     None


Item 6 - Exhibits and Reports on Form 8-K.


     Exhibit 11 - Statement re computation of earnings per share.

     Exhibit 27 - Financial Data Schedule

     A Report on Form 8-K was filed by the Company on May 5, 1997, regarding the completion of the sale of its LaSalle Steel subsidiary and containing certain pro forma financial statements of the Company and notes thereto regarding the sale.



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


Date  June 12, 1997
-------------------
















                                      (14)