Form 10-Q/A
period 1997-04-30
QUANEX CORP
filed 1997-06-12
CIK 276889

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              Amendment No. 1 to
                                 FORM 10-Q

                               on Form 10-Q/A

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

                                EXPLANATORY NOTE

This Amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997, amends the signature page to such report to correct the date of the signature page.

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


Date  June 11, 1997
-------------------
















                                      (14)