Form 10-Q
period 1997-07-31
QUANEX CORP
filed 1997-08-29
CIK 276889

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q


                                 (Mark One)

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                         Outstanding at July 31, 1997
---------------------------------------      -------------------------------
Common Stock, par value $0.50 per share                 14,006,398

                                QUANEX CORPORATION
                                      INDEX



                                                                     Page No.
Part I.   Financial Information:

     Item 1:  Financial Statements

              Consolidated Balance Sheets - July 31, 1997 and
                 October 31, 1996 ...................................     1

              Consolidated Statements of Income - Three and Nine
                 Months Ended July 31, 1997 and 1996................      2

              Consolidated Statements of Cash Flow - Nine Months
                 Ended July 31, 1997 and 1996 ......................      3

              Notes to Consolidated Financial Statements ............   4-7

     Item 2:  Management's Discussion and Analysis of Results of
              Operations and Financial Condition ....................  8-13

Part II.   Other Information

     Item 6:  Exhibits and Reports on Form 8-K ......................    14

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               QUANEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                   July 31,          October 31,
                                                     1997                1996
                                                  ----------          ----------
                                                  (Unaudited)          (Audited)
ASSETS

Current assets:
  Cash and equivalents ............................$ 25,672            $ 35,975
  Accounts and notes receivable, net ..............  88,469              90,583
  Inventories .....................................  89,106              89,938
  Deferred income taxes ...........................  10,014              10,019
  Prepaid expenses ................................   1,422                 121
                                                  ----------          ----------
          Total current assets .................... 214,683             226,636

Property, plant and equipment ..................... 674,000             620,058
Less accumulated depreciation and amortization ....(310,561)           (284,723)
                                                  ----------          ----------
Property, plant and equipment, net ................ 363,439             335,335

Goodwill, net .....................................  82,017              84,343
Net assets of discontinued operations .............     -                 7,217
Other assets ......................................  17,061              17,152
                                                  ----------          ----------

                                                   $677,200            $670,683
                                                  ==========          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable ................................... $   -              $  5,575
  Accounts payable ................................  72,091              73,958
  Income taxes payable ............................  15,540               3,807
  Accrued expenses ................................  42,147              44,286
  Current maturities of long-term debt ............     402                 -
                                                  ----------          ----------
          Total current liabilities ............... 130,180             127,626

Long-term debt .................................... 194,273             253,513
Deferred pension credits ..........................  11,746              11,827
Deferred postretirement welfare benefits ..........  28,875              28,033
Deferred income taxes .............................  33,951              33,743
Other liabilities .................................  19,569              20,000
                                                  ----------          ----------
          Total liabilities ....................... 418,594             474,742

Stockholders' equity:
  Preferred stock, no par value ...................     -                   -
  Common stock, $.50 par value ....................   7,002               6,795
  Additional paid-in capital ...................... 103,574              94,251
  Retained earnings ............................... 149,573              96,623
  Unearned compensation ...........................      -                 (185)
  Adjustment for minimum pension liability ........  (1,543)             (1,543)
                                                  ----------          ----------
          Total stockholders' equity .............. 258,606             195,941
                                                  ----------          ----------

                                                   $677,200            $670,683
                                                  ==========          ==========




                                           (1)

                               QUANEX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                      Three Months Ended     Nine Months Ended
                                            July 31               July 31
                                       ----------------      ----------------
                                         1997      1996        1997     1996
                                       -------  -------      ------   -------
                                                    (Unaudited)
Net sales............................ $225,076  $186,284    $637,068  $511,747
Cost and expenses:
  Cost of sales......................  193,368   157,836     553,832   441,923
  Selling, general and
     administrative expense..........   13,436    13,920      38,254    35,919
                                       -------   -------     -------   -------
Operating income.....................   18,272    14,528      44,982    33,905
Other income (expense):
  Interest expense...................   (4,040)   (2,313)    (13,808)   (7,453)
  Capitalized interest...............      849       160       2,231       287
  Other, net.........................     (587)      988        (886)    2,151
Income from continuing operations      -------   -------     -------   -------
   before income taxes...............   14,494    13,363      32,519    28,890
Income tax expense...................   (5,074)   (5,612)    (11,382)  (12,134)
                                       -------   -------     -------   -------
Income from continuing operations....    9,420     7,751      21,137    16,756
Income from discontinued operations,
   net of income taxes...............       -      1,394       1,699     4,568
Gain on sale of discontinued
   operations, net of income taxes...       -         -       36,290        -
                                       -------   -------     -------   -------
Income before extraordinary charge...    9,420     9,145      59,126    21,324
Extraordinary charge - early
     extinguishment of debt..........       -         -           -     (2,522)
                                       -------   -------     -------   -------
Net income........................... $  9,420   $ 9,145    $ 59,126  $ 18,802
                                       =======   =======     =======   =======
Earnings per common share:
   Primary:
      Continuing operations.......... $   0.67  $   0.57    $   1.52   $  1.23
      Discontinued operations........       -       0.10        0.12      0.34
      Gain on sale of discontinued
         operations..................       -         -         2.60        -
      Extraordinary charge...........       -         -           -      (0.19)
                                       -------   -------     -------   -------
      Total primary net earnings..... $   0.67  $   0.67    $   4.24   $  1.38
                                       =======   =======     =======   =======
   Fully diluted:
      Continuing operations.......... $   0.62  $   0.53    $   1.44   $  1.19
      Discontinued operations........       -       0.08        0.10      0.28
      Gain on sale of discontinued
         operations..................       -         -         2.17        -
      Extraordinary charge...........       -         -           -      (0.15)
                                       -------   -------     -------   -------
      Total assuming full dilution... $   0.62  $   0.61    $   3.71   $  1.32
                                       =======   =======     =======   =======

Weighted average shares outstanding:
   Primary...........................   14,105    13,659      13,933    13,630
                                       =======   =======     =======   =======
   Assuming full dilution............   16,842    16,355      16,737    16,326
                                       =======   =======     =======   =======



                                      (2)

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                             Nine Months Ended
                                                                 July 31,
                                                           --------------------
                                                            1997          1996
                                                           ------        ------
                                                               (Unaudited)
Operating activities:
  Net income..............................................$59,126       $18,802
  Adjustments to reconcile net income
    to cash provided by continuing operations:
     Income from discontinued operations.................. (1,699)       (4,568)
     Gain on sale of discontinued operations..............(36,290)           -
     Depreciation and amortization........................ 30,711        26,561
     Deferred income taxes................................    208        (1,815)
     Deferred pension costs...............................    (81)          580
     Deferred postretirement welfare benefits.............    842           924
                                                           ------        ------
                                                           52,817        40,484
  Changes in assets and liabilities net of effects from
    acquisitions and dispositions:
     Decrease in accounts and notes receivable...........   2,114        12,878
     Decrease (increase) in inventory....................     832       (11,413)
     Decrease in accounts payable........................  (1,867)       (4,821)
     Dcrease in accrued expenses.........................  (2,139)       (3,439)
     Other, net..........................................  (3,042)        3,135
                                                           ------        ------
       Cash provided by continuing operations............  48,715        36,824
       Cash provided by (used in) discontinued operations  (4,630)        6,225
                                                           ------        ------
       Cash provided by operating activities.............  44,085        43,049
Investment activities:
  Proceeds from the sale of discontinued operations......  63,900            -
  Capital expenditures of continuing operations
     net of retirements.................................. (55,847)      (17,142)
  Capital expenditures of discontinued operations........    (685)       (5,573)
  Other, net.............................................  (6,126)       (4,084)
                                                           ------        ------
         Cash provided by (used in) investment activities   1,242       (26,799)

          Cash provided by operating and                   ------        ------
               investment activities.....................  45,327        16,250

Financing activities:
  Notes payable repayments...............................      -        (10,000)
  Purchase of Senior Notes...............................      -        (44,667)
  Bank borrowings (repayments)........................... (60,000)       30,000
  Common dividends paid..................................  (6,176)       (6,084)
  Other, net.............................................  10,546           819
                                                           ------        ------
          Cash used by financing activities.............. (55,630)      (29,932)

Decrease in cash and equivalents......................... (10,303)      (13,682)
Cash and equivalents at beginning of period..............  35,975        45,205
                                                           ------        ------
Cash and equivalents at end of period.................... $25,672       $31,523
                                                           ======        ======
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest................................................. $15,662       $ 9,941
Income taxes.............................................  12,105        12,651








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

2.Inventories
-------------

  Inventories consist of the following:       July 31,              October 31,
                                                1997                    1996
                                              -------                 -------
                                                      (In thousands)
     Raw materials ........................   $27,156                 $28,426
     Finished goods and work in process....    53,514                  52,768
                                              -------                 -------
                                               80,670                  81,194
     Other.................................     8,436                   8,744
                                              -------                 -------
                                              $89,106                 $89,938
                                              =======                 =======

  The values of inventories in the consolidated balance sheets are based on the following accounting methods:

  LIFO.....................................   $65,008                 $69,234
  FIFO.....................................    24,098                  20,704
                                              -------                 -------
                                              $89,106                 $89,938
                                              =======                 =======

  With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $19 million at July 31, 1997, and $15 million at October 31, 1996.

3. Long-Term Debt and Financing Arrangements
--------------------------------------------
  On July 23, 1996, the Company replaced its $75 million Revolving Credit and Letter of Credit Agreement with an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). As of July 1997, the Bank Agreement consisted solely of a revolving line of credit ("Revolver") as the term loan provisions of the Bank Agreement expired as of such date. Additionally, the maturity date of the Bank Agreement was extended by one year to July 23, 2002. The Bank Agreement also provides for up to $25 million for letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either (i) the prime rate or the federal funds rate plus one percent, whichever is higher, or (ii) a Eurodollar based rate. At July 31, 1997, the Company had $100 million outstanding under the Revolver.

  In December 1995, the Company acquired the remaining $44.7 million principal amount of its 10.77% Senior Notes for a purchase price equal to 107.5% of the principal amount plus accrued interest. The acquisition and related expenses resulted in an after-tax extraordinary charge of approximately $2.5 million ($4.3 million before tax) in the first quarter of 1996.









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

  Net sales and income from discontinued operations are as follows:



                                          Three
                                          Months            Nine months Ended
                                          Ended                 July 31,
                                         July 31,        ----------------------
                                           1996           1997            1996
                                         -------         ------          ------
     Net sales........................   $39,179        $66,733        $120,829
     Income before income taxes.......     2,404          2,615           7,876
     Income tax expense...............    (1,010)          (916)         (3,308)
     Net income.......................   $ 1,394        $ 1,699        $  4,568


                                               October 31,
                                                  1996
                                             (In thousands)
                                              ------------
   Net Assets of Discontinued Operations
   -------------------------------------
   Current assets............................    $36,702
   Property, plant and equipment, net........     16,211
   Other assets..............................      1,827
   Current liabilities.......................    (25,440)
   Deferred pension credits..................     (5,466)
   Deferred postretirement welfare benefits..    (27,595)
   Deferred income taxes.....................      9,710
   Adjustment for minimum pension liability..      1,268
                                                 -------
      Net assets of discontinued operations..    $ 7,217
                                                 =======
















                                       (5)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



5. Earnings Per Share
---------------------
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements for Earnings Per Share ("EPS"). SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 - "Earnings per Share"("APB 15") with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company is required to adopt SFAS 128 with its January 31, 1998 financial statements and restate all prior-period EPS data. The Company will continue to account for EPS under APB 15 until that time.

Under SFAS 128, the Company's basic and diluted EPS would have been:

                                                Three Months Ended           Nine Months Ended
                                                    July 31,                      July 31,
                                             ---------------------        ----------------------
Basic EPS:                                     1997           1996          1997            1996
                                             ------         ------        ------          ------
  Continuing operations.....................  $0.68          $0.57         $1.54          $1.24
  Discontinued operations...................     -            0.10          0.12           0.34
  Gain on sale of discontinued operations...     -              -           2.64             -
  Extraordinary charge......................     -              -             -           (0.19)
                                              -----          -----         -----          -----
       Total Basic EPS......................  $0.68          $0.67         $4.30          $1.39
                                              =====          =====         =====          =====

Diluted EPS:
  Continuing operations.....................  $0.62          $0.53         $1.45          $1.19
  Discontinued operations...................     -            0.08          0.10           0.28
  Gain on sale of discontinued operations...     -              -           2.18             -
  Extraordinary charge......................     -              -             -           (0.15)
                                              -----          -----         -----          -----
       Total Diluted EPS....................  $0.62          $0.61         $3.73          $1.32
                                              =====          =====         =====          =====


6.Subsequent Event
------------------
  In August 1997, the Company entered into a non-binding letter of intent to purchase Decatur Aluminum Corp., a Decatur, Alabama based manufacturer of aluminum sheet. The transaction is subject to various conditions, including the completion of due diligence, the negotiation and execution of a definitive agreement, and other necessary approvals.











                                       (6)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

7.  Industry Segment Information
--------------------------------
 Quanex is principally a specialized metals and metal products producer. The Company's continuing operations primarily consist of three segments:
 hot rolled steel bars, steel tubes and aluminum products.

                                                                      Corporate
 Three Months Ended          Hot Rolled      Steel      Aluminum          and        Consoli-
 July 31, 1997               Steel Bars      Tubes      Products(1)    Other(2)       dated
 ------------------          ----------    ----------  ----------     ----------    ----------
                                                    (in thousands)
 Units shipped:
  To unaffiliated companies    141.0 Tons      23.3 Tons  74,615 Lbs.
  Intersegment............       6.9             -            -
                             -------        -------      -------
 Total....................     147.9 Tons      23.3 Tons  74,615 Lbs.
                             =======        =======      =======
 Net Sales:
  To unaffiliated companies  $75,216        $29,625     $120,235            -       $225,076
  Intersegment(3).........     4,465             -          -           $(4,465)        -
                             -------        -------      -------         -------     -------
 Total....................   $79,681        $29,625     $120,235        $(4,465)    $225,076
                             =======        =======      =======         =======     =======
 Operating income (loss)..   $12,874        $ 1,612      $ 8,125        $(4,339)    $ 18,272
                             =======        =======      =======         =======     =======

                                                                      Corporate
 Three Months Ended          Hot Rolled     Steel      Aluminum         and         Consoli-
 July 31, 1996               Steel Bars     Tubes      Products        Other(2)       dated
 ------------------          ----------   ----------  ----------     ----------    ----------
 Units shipped:
  To unaffiliated companies    129.2 Tons      21.2 Tons  70,293 Lbs.
  Intersegment............       5.6            -             -
                             -------        -------      -------
 Total....................     134.8 Tons      21.2 Tons  70,293 Lbs.
                             =======        =======      =======
 Net Sales:
  To unaffiliated companies  $70,142        $26,704      $89,438            -       $186,284
  Intersegment(3).........     3,028            -           -           $(3,028)         -
                             -------        -------      -------         -------     -------
 Total....................   $73,170        $26,704      $89,438        $(3,028)    $186,284
                             =======        =======      =======         =======     =======
 Operating income (loss)..   $ 9,324        $   597      $ 7,807        $(3,200)    $ 14,528
                             =======        =======      =======         =======     =======

                                                                      Corporate
 Nine Months Ended           Hot Rolled      Steel     Aluminum          and         Consoli-
 July 31, 1997               Steel Bars      Tubes     Products(1)     Other(2)        dated
 ----------------            ----------   ----------  ----------     ----------    ----------
 Units shipped:
  To unaffiliated companies    411.6 Tons      73.1 Tons 211,349 Lbs.
  Intersegment............      19.4             -            -
                             -------        -------      -------
 Total....................     431.0 Tons      73.1 Tons 211,349 Lbs.
                             =======        =======      =======
 Net Sales:
  To unaffiliated companies $219,192        $89,913     $327,963           -        $637,068
  Intersegment(3).........    11,832           -            -          $(11,832)         -
                             -------        -------      -------        -------      -------
 Total....................  $231,024        $89,913     $327,963       $(11,832)    $637,068
                             =======        =======      =======         =======     =======
 Operating income (loss)..  $ 34,815        $ 4,059     $ 16,728       $(10,620)    $ 44,982
                             =======        =======      =======         =======     =======

                                                                      Corporate
 Nine Months Ended           Hot Rolled      Steel     Aluminum          and         Consoli-
 July 31, 1996               Steel Bars      Tubes     Products        Other(2)        dated
 ----------------            ----------   ----------  ----------     ----------    ----------
 Units shipped:
  To unaffiliated companies    360.1 Tons      68.3 Tons 179,759 Lbs.
  Intersegment............      19.7            -             -
                             -------        -------      -------
 Total....................     379.8 Tons      68.3 Tons 179,759 Lbs.
                             =======        =======      =======
 Net Sales:
  To unaffiliated companies $196,625        $88,515     $226,607           -        $511,747
  Intersegment(3).........    11,186            -            -         $(11,186)        -
                             -------        -------      -------         -------     -------
 Total....................  $207,811        $88,515     $226,607       $(11,186)    $511,747
                             =======        =======      =======         =======     =======
 Operating income (loss)..  $ 26,999        $ 4,934     $ 13,224       $(11,252)    $ 33,905
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

         The Company's hot rolled steel business reflected improvements in net sales and operating income for the first three quarters of fiscal 1997 as compared to the same periods of fiscal 1996. The improved results were due primarily to higher sales volume, but also reflect the benefits realized from the Company's capital improvement programs, which have allowed the Company to increase production, improve quality and manage manufacturing costs.

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

         The Company currently expects that overall business levels for the remainder of fiscal 1997 should be similar to those experienced during 1996. However, domestic and global market factors will impact the Company and any slowdown in the U.S. economy could affect demand and pricing for many of the Company's products. The acquisition of Piper in August 1996 will result in higher fiscal 1997 sales and operating income, assuming no material declines in the markets in which it serves. The sale of LaSalle in April 1997 will affect income for the remainder of fiscal 1997 by the difference between the amount LaSalle would have earned and the reduction in interest expense as a result of the repayment of debt with the net proceeds from the sale. Improved financial results will be dependent upon, among other things, whether the continued strength of the economy can be sustained, improvements in the markets which the Company serves and improvement in the price spreads of aluminum products.















                                       (8)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

The following table sets forth selected operating data for the Company's four businesses:

                                      Three Months Ended     Nine Months Ended
                                           July 31,              July 31,
                                      ------------------    ------------------
                                       1997        1996      1997        1996
                                      ------     -------    ------     -------
                                                    (In thousands)
Hot Rolled Steel Bars:
  Units shipped (Tons)............     147.9      134.8      431.0      379.8
  Net Sales.......................  $ 79,681   $ 73,170   $231,024   $207,811
  Operating income................  $ 12,874   $  9,324   $ 34,815   $ 26,999
  Depreciation and amortization...  $  3,405   $  4,590   $ 10,215   $ 13,770
  Identifiable assets.............  $179,235   $164,209   $179,235   $164,209

Steel Tubes:
  Units shipped (Tons)............      23.3       21.2       73.1       68.3
  Net Sales.......................  $ 29,625   $ 26,704   $ 89,913   $ 88,515
  Operating income................  $  1,612   $    597   $  4,059   $  4,934
  Depreciation and amortization...  $    607   $    552   $  1,851   $  1,730
  Identifiable assets.............  $ 45,996   $ 41,675   $ 45,996   $ 41,675

Aluminum Products:
  Units shipped (Pounds)..........    74,615     70,293    211,349    179,759
  Net Sales.......................  $120,235   $ 89,438   $327,963   $226,607
  Operating income................  $  8,125   $  7,807   $ 16,728   $ 13,224
  Depreciation and amortization...  $  5,312   $  3,621   $ 18,126   $ 10,558
  Identifiable assets.............  $414,179   $225,143   $414,179   $225,143


         Consolidated net sales for the three and nine months ended July 31, 1997, were $225.1 million and $637.1 million, respectively, representing increases of $38.8 million, or 21%, and $125.3 million, or 24%, respectively, when compared to the same periods last year. The improvement principally reflects the inclusion of Piper sales and improved sales volume in the Company's hot rolled steel bar business.

         Net sales from the Company's hot rolled steel bar business for the three and nine months ended July 31, 1997, were $79.7 million and $231.0 million, respectively, representing increases of $6.5 million, or 9%, and $23.2 million, or 11%, respectively, when compared to the same periods last year. The improvements were primarily due to sales volume increases of 10% and 13%, respectively, for the three and nine months ended July 31, 1997, as compared to the same prior year periods. The hot rolled steel bar business sales volume increase is principally due to the continued market strength in the durable goods market, particularly transportation and capital goods, and increased market penetration.

         Net sales from the Company's steel tube business for the three and nine months ended July 31, 1997, were $29.6 million and $89.9 million, respectively, representing increases of $2.9 million, or 11%, and $1.4 million, or 2%, respectively, when compared to the same periods last year. The improvements were primarily due to sales volume increases of 10% and 7%, respectively, for the three and nine months ended July 31, 1997, as compared to the same prior year periods. The volume improvement reflects ongoing strength in the mechanical tube market. Pricing pressure continued, however, despite the higher demand.




                                       (9)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)



         Net sales from the Company's aluminum products business for the three and nine months ended July 31, 1997, were $120.2 million and $328.0 million, respectively, representing increases of $30.8 million, or 34%, and $101.4 million, or 45%, respectively, when compared to the same periods last year. These increases are principally due to the acquisition of Piper in August 1996. Net sales were also higher for the nine months ended July 31, 1997, compared to the same period last year, due to higher sales volume of aluminum flat roll.

         Consolidated operating income for the three and nine months ended July 31, 1997, was $18.3 million and $45.0 million, respectively, representing increases of $3.7 million, or 26%, and $11.1 million, or 33%, respectively, when compared to the same periods last year. The improvements were primarily due to the inclusion of Piper's results and improved operating income in the hot rolled steel bar business.

         Operating income from the Company's hot rolled steel bar business for the three and nine months ended July 31, 1997, was $12.9 million and $34.8 million, respectively, representing increases of $3.6 million, or 38%, and $7.8 million, or 29%, respectively, when compared to the same periods last year. These improvements were attributable to higher sales due to increased capacity and strong demand.

         Operating income from the Company's steel tube business for the three and nine months ended July 31, 1997, was $1.6 million and $4.1 million, respectively, representing an increase of $1.0 million and a decrease of $875 thousand, respectively, when compared to the same periods last year. Profitability improved during the third quarter of fiscal 1997 reflecting strength in most of this segment's product lines, but, on a year-to-date basis, remained below fiscal 1996 primarily due to weaker selling prices and a depressed boiler tube market.

         Operating income from the Company's aluminum products business for the three and nine months ended July 31, 1997, was $8.1 million and $16.7 million, respectively, representing increases of $318,000, or 4%, and $3.5 million, or 26%, respectively, when compared to the same periods last year. Improvement in this segment reflects the acquisition of Piper, partially offset by lower margins at Nichols Aluminum.

         Selling, general and administrative expenses decreased by $484,000, or 3%, and increased by $2.3 million, or 7%, respectively, for the three and nine months ended July 31, 1997, as compared to the same periods of last year. These changes principally reflect the inclusion of Piper in 1997, offset by higher accruals to the allowance for doubtful accounts during the third quarter of fiscal 1996.

         Interest expense increased by $1.7 million and $6.4 million, respectively, for the three and nine months ended July 31, 1997, as compared to the same periods of 1996 primarily as a result of increased bank borrowings associated with the Piper acquisition.










                                      (10)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)



         Income from continuing operations for the three and nine months ended July 31, 1997, was $9.4 million and $21.1 million, respectively, as compared to $7.8 million and $16.8 million for the same prior year periods. The improvements were principally attributable to improved results at the Company's MacSteel division and the inclusion of Piper. Included in "Other, net" for the nine months ended July 31, 1996, was a $2.3 million pretax gain related to the final recovery of a business interruption claim. Also included in "Other, net" for the nine months ended July 31, 1996, was $1.5 million resulting from a loss on abandonment of idle assets. Capitalized interest increased to $849,000 and $2.2 million, respectively, for the three and nine months ended July 31, 1997, compared to $160,000 and $287,000 for the same periods last year due to ongoing construction related to the expansion programs at MacSteel and Piper. Income taxes were applied at the Company's expected annual effective rate. The Company's effective income tax rate was 35% for the first three quarters of fiscal 1997 compared to 42% in the prior year periods.

         Income from discontinued operations, net of income taxes, for the nine months ended July 31, 1997, was $1.7 million, as compared to $4.6 million for the same period in 1996. Included in net income for the nine months ended July 31, 1997, is an after-tax gain of $36.3 million on the sale of these operations.

Liquidity and Capital Resources

         The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement consists of a revolving line of credit ("Revolver"). In July 1997, the term loan provisions of the Bank Agreement expired. The maturity date of the Bank Agreement, however, was extended by one year to July 23, 2002. The Bank Agreement also provides for up to $25 million for letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either (i) the prime rate or the federal funds rate plus one percent, whichever is higher, or (ii) a Eurodollar based rate. In the fourth quarter of fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement to fixed rate. Under these agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and payments are received on a LIBOR based variable rate (5.71875% at July 31, 1997). Differentials to be paid or received under the agreements are recognized as interest expense. Payments under the swap agreements are tied to the interest periods for the borrowings under the Bank Agreement. The swap agreements mature July 29, 2003. The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined. The Bank Agreement limits the payment of dividends and certain restricted investments. Under the Bank Agreement, at July 31, 1997, there were $100 million of Revolver borrowings outstanding.











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

      At July 31, 1997, the Company had commitments of $21 million for the purchase or construction of capital assets, primarily relating to the Company's continued expansions at MacSteel and Piper. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.

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

Operating Activities

         Cash provided by operating activities during the nine months ended July 31, 1997, was $44.1 million as compared to $43.0 million during the nine months ended July 31, 1996. The increase was principally due to improved income and higher depreciation, mostly offset by increased cash used by discontinued operations.

Investment Activities

         Net cash provided by investment activities during the nine months ended July 31, 1997, was $1.2 million as compared to cash used in investment activities of $26.8 million for the same 1996 period. The increase in cash provided by investment activities was principally due to proceeds from the sale of LaSalle, and was partly offset by increased capital expenditures and payment of the remaining notes related to the Piper acquisition. The Company estimates that fiscal 1997 capital expenditures will be approximately $70 to $80 million.

                                      (12)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)



Financing Activities

         Cash used in financing activities for the nine months ended July 31, 1997, was $55.6 million, primarily consisting of $60.0 million of repayments of bank borrowings, mostly from the proceeds of the LaSalle sale. Cash used in financing activities for the nine months ended July 31, 1996, was $29.9 million, principally consisting of $44.7 million for the early extinguishment of long-term debt, a $10.0 million reduction in notes payable and the payment of $6.2 million in common dividends and was offset by bank borrowings of $30.0 million.

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

























                                      (13)

                          PART II.  OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K.

       Exhibit 2.1 -         Stock Purchase Agreement dated as of April 18,
                             1997, by and among Niagara  Corporation, Niagara
                             Cold Drawn Corp. and Quanex  Corporation  filed as
                             Exhibit 2.1 to the Company's Current Report on
                             Form 8-K, dated May 5, 1997, and incorporated herein by reference.

       Exhibit 3.1 -         Restated Certificate of Incorporation of
                             Quanex Corporation, as amended on February 27,
                             1997, as filed as Exhibit 4.1 to the Company's
                             Registration Statement on Form S-8, Registration
                             No. 333-22977, and incorporated herein by reference.

       Exhibit 11  -         Statement re computation of earnings per share.

       Exhibit 27  -         Financial Data Schedule.


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


Date  August 29, 1997
     -----------------












                                      (14)