Form 10-K
period 1997-10-31
QUANEX CORP
filed 1998-01-13
CIK 276889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 1-5725

                               QUANEX CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        38-1872178
State or other jurisdiction of incorporation or                  (I.R.S. Employer
                  organization                                 Identification No.)
        1900 WEST LOOP SOUTH, SUITE 1500                              77027
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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates as of December 31, 1997, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $396,630,084. Such calculation assumes only the registrant's officers and directors were affiliates of the registrant.

     At December 31, 1997, there were outstanding 14,102,403 shares of the registrant's Common Stock, $.50 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement, to be filed with the Commission within 120 days of October 31, 1997, for its Annual Meeting of Stockholders to be held on February 26, 1998, are incorporated herein by reference in Items 10, 11, 12, and 13 of Part III of this Annual Report.

TABLE OF CONTENTS

                                                                       PAGE
----------------------------------------------------------------------------
PART I
Item 1.  Business....................................................      2
         General.....................................................      2
         Markets and Product Sales by Business Segment...............      2
         Manufacturing...............................................      5
         Raw Materials and Supplies..................................      6
         Backlog.....................................................      6
         Competition.................................................      6
         Sales and Distribution......................................      6
         Seasonal Nature of Business.................................      7
         Trademarks, Trade Names and Patents.........................      7
         Research and Development....................................      7
         Environmental Matters.......................................      7
         Employees...................................................      8
Item 2.  Properties..................................................      8
Item 3.  Legal Proceedings...........................................      8
Item 4.  Submission of Matters to a Vote of Security Holders.........      8
----------------------------------------------------------------------------
PART II
Item 5.  Market for Registrant's Common Equity and Related Security
         Holder Matters..............................................      9
Item 6.  Selected Financial Data.....................................     10
Item 7.  Management's Discussion and Analysis of Financial Condition
         and
         Results of Operation........................................     12
Item 8.  Financial Statements and Supplementary Data.................     18
Item 9.  Disagreements on Accounting and Financial Disclosure........     40
----------------------------------------------------------------------------
PART III
Item 10. Directors and Executive Officers of the Registrant..........     40
Item 11. Executive Compensation......................................     40
Item 12. Security Ownership of Certain Beneficial Owners and
         Management..................................................     40
Item 13. Certain Relationships and Related Transactions..............     40
----------------------------------------------------------------------------
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................     41

PART I

ITEM 1. BUSINESS

  GENERAL
The Company was organized in 1927 as a Michigan corporation under the name of Michigan Seamless Tube Company. The Company reincorporated in Delaware in 1968 under the same name and then changed its name to Quanex Corporation in 1977. The Company's executive offices are located at 1900 West Loop South, Suite 1500, Houston, Texas 77027. References made to the "Company" or "Quanex" include Quanex Corporation and its subsidiaries unless the context otherwise requires.
  Quanex Corporation is a technological leader in the manufacture of value-added metal products made from carbon and alloy steel and aluminum. The Company's products include engineered carbon and alloy steel bars, aluminum flat-rolled products, and fabricated aluminum and steel products. Quanex's products include various high quality specialized products designed for specific markets. The Company believes that its use of state-of-the-art process technology, low cost production and engineering to meet specific customer applications provides the Company with competitive advantages over many of its competitors. The Company has also sought to reduce the impact of cyclical economic downturns on its operations through diversification of the markets served. The markets served by the Company include the industrial machinery and capital equipment industries, the transportation industry, energy processing and the commercial and residential building and remodeling industries.
  Since the mid-1980s Quanex has refocused its strategy from being a manufacturer principally of steel products with a heavy dependence on energy markets to a diversified, value-added specialized metals products company serving a broad range of markets. The Company's future growth strategy is focused on the continued penetration of higher margin markets, continued expansion of its aluminum and steel manufacturing operations, rapid expansion of formed value-added products, and niche acquisitions.
  In April 1997, the Company completed the sale of its LaSalle Steel Company ("LaSalle") subsidiary, a manufacturer of cold finished steel bars, for approximately $65 million. For business segment purposes, LaSalle previously comprised the Company's "Cold Finished Steel Bars" segment.
  In October 1997, the Company, through its Dutch subsidiary, Piper Impact Europe B.V. ("Piper Europe"), acquired the net assets of Advanced Metal Forming C.V., a Dutch Limited Partnership, for approximately $30 million. Located in Zwolle, The Netherlands, Piper Europe produces high-quality aluminum impact extrusions and precision steel stampings for the automotive and electronics industries in Europe and North America. This acquisition will complement the Company's 1996 strategic acquisition of Piper Impact, Inc. ("Piper Impact"), a manufacturer of custom designed, impact extruded aluminum and steel parts for the transportation industry. The acquisition of Advanced Metal Forming C.V. provides the Company with its first non-U.S. operations and, as such, presents new challenges and opportunities for the Company.
  In December 1997, the Company completed the sale of its tubing operations ("Tubing Operations"), comprised of Michigan Seamless Tube Company, Gulf States Tube Division, and the Tube Group Administrative Office. For business segment purposes, the Tubing Operations were previously classified as "Steel Tubes". Two small divisions, Heat Treat Division and NitroSteel Division, which were previously included with the Steel Tubes segment, were retained by the Company and are now included in the "Engineered Steel Bar" segment.
  The Company has also invested significantly in technologically advanced continuous manufacturing processes to meet demanding quality specifications and to achieve cost efficiencies. In its MacSteel operations, rotary centrifugal continuous casters are used with an in-line manufacturing process to produce bearing grade and aircraft quality, seam-free, specialty engineered carbon and alloy steel bars that enable Quanex to participate in higher margin markets. Since 1992, the Company has invested over $82 million to enhance the steel refining processes, to improve rolling and finishing capacity and to expand manufacturing capacity at its MacSteel operations by approximately 100,000 tons per year. The Company currently is engaged in an additional $60 million expansion and improvement program at MacSteel designed to increase caster productivity and productive capacity by approximately 70,000 tons, or 13%, to 620,000 tons per year when completed in fiscal 1998.
  The Company's business is managed on a decentralized basis. Each operating group has administrative, operating and marketing functions. Financial reporting systems measure each plant's return on investment, and the Company seeks to reward superior performance with incentive compensation, which is a significant portion of total employee compensation. Intercompany sales are conducted on an arms-length basis. Operational activities and policy are managed by corporate officers and key executives. Also, a small staff provides corporate accounting, financial and treasury management, tax, and human resource services to operating divisions.

  MARKETS AND PRODUCT SALES BY BUSINESS SEGMENT
As a result of the Company's dispositions of LaSalle and the Tubing Operations, the Company's operations are now grouped into two business segments, consisting of (i) engineered steel bars and (ii) aluminum products. General corporate expenses are classified as other operations.

  Information with respect to major markets for the Company's products, expressed as a percentage of consolidated net sales, is shown under the heading "Sales by Major Markets" as set forth below. For financial information regarding each of Quanex's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and Note 11 to the Consolidated Financial Statements. Although Quanex has attempted to estimate its sales by product and market categories, many products have multiple end uses for several industries and sales are not recorded on the basis of product or market categories. A significant portion of sales is made to distributors who sell to different industries. Net sales by principal market are based upon the total dollar volume of customer invoices. For the year ended October 31, 1997, one customer, Autoliv Inc., accounted for approximately 13% of the Company's sales.

  SALES BY MAJOR MARKETS

                            Market                                                           Sales ($ millions)
     Markets             Description                  Quanex Products           1997      1996      1995      1994      1993
  ----------------------------------------------------------------------------------------------------------------------------
  INDUSTRIAL      General Industrial          Specialty forgings, impact-      $  24.9   $  47.4   $  59.9   $  72.0   $  70.9
  MACHINERY AND   Machinery (including        extruded products, steel bars        3.3%      7.6%      9.9%     16.5%     19.1%
  CAPITAL         mining, agriculture
  EQUIPMENT       and construction)

                  Capital Equipment           Steel bars, treated bars and     $  17.5   $  22.0   $  13.1   $  10.5   $   4.9
                  (including material         tubes, partition products,           2.4%      3.6%      2.2%      2.4%      1.3%
                  handling, machine tools,    impact-extruded products
                  and office/household)

                                              TOTAL INDUSTRIAL MACHINERY       $  42.4   $  69.4   $  73.0   $  82.5   $  75.8
                                              AND CAPITAL EQUIPMENT                5.7%     11.2%     12.1%     18.9%     20.4%
  ----------------------------------------------------------------------------------------------------------------------------
  TRANSPORTATION  Aerospace                   Seamless contoured rolled        $    --   $    --   $    --   $    --   $   6.2
                                              rings                                 --        --        --        --       1.6%

                  Auto/Truck                  Steel bars, impact-extruded      $ 322.3   $ 207.2   $ 170.9   $ 131.4   $ 103.5
                                              components                          43.2%     33.4%     28.3%     30.2%     27.9%

                  Other Transportation        Steel bars and treated tubes     $  32.8   $  22.0   $  23.1   $  16.6   $  16.6
                  (including ship/            and bars                             4.4%      3.6%      3.8%      3.8%      4.5%
                  railroad, recreational
                  vehicles and military
                  transportation)

                                              TOTAL TRANSPORTATION             $ 355.1   $ 229.2   $ 194.0   $ 148.0   $ 126.3
                                                                                  47.6%     37.0%     32.1%     34.0%     34.0%
  ----------------------------------------------------------------------------------------------------------------------------
  ENERGY          Exploration/                Steel bars and treated tubes     $   4.6   $   4.2   $   4.4   $   3.7   $   6.3
                  Production                  and bars                             0.6%      0.7%      0.7%      0.8%      1.7%

                  Processing/Conversion       Steel bars and treated tubes     $   1.2   $   0.9   $   1.0   $   0.8   $  19.9
                  (refining,                  and bars                             0.2%      0.1%      0.2%      0.2%      5.4%
                  petrochemical, power
                  generation)

                                              TOTAL ENERGY                     $   5.8   $   5.1   $   5.4   $   4.5   $  26.2
                                                                                   0.8%      0.8%      0.9%      1.0%      7.1%
  ----------------------------------------------------------------------------------------------------------------------------
  ALUMINUM        Residential and             Aluminum sheet, fabricated       $ 327.5   $ 313.1   $ 331.6   $ 200.9   $ 143.0
  PRODUCTS        Commercial Building         aluminum products,                  43.9%     50.5%     54.9%     46.1%     38.5%
                  Materials, Other            aluminum coil and coated
                                              aluminum coil

  OTHER                                                                        $  15.3   $   3.3   $    --   $    --   $    --
                                                                                   2.0%      0.5%       --        --        --

                                              TOTAL SALES                      $ 746.1   $ 620.1   $ 604.0   $ 435.9   $ 371.3
                                                                                 100.0%    100.0%    100.0%    100.0%    100.0%
  ----------------------------------------------------------------------------------------------------------------------------

  Engineered Steel Bars

The Company's engineered steel bars segment consists of engineered steel bar operations, steel bar and tube heat treating services, and steel bar and tube wear and corrosion resistant finishing services.
  The Company's engineered steel bar operations are conducted through its MacSteel division, consisting of two plants located in Ft. Smith, Arkansas and Jackson, Michigan. These plants manufacture hot finished precision engineered carbon and alloy steel bars. The Company believes that MacSteel has the only two plants in North America using continuous rotary centrifugal casting technology. This casting process produces inherently seam-free bars, without surface defects and inclusions, thereby reducing the need for subsequent surface conditioning. The continuous casting and automated in-line manufacturing operations at the MacSteel plants substantially reduce labor and energy costs by eliminating the intermittent steps that characterize manufacturing operations at most larger integrated steel mills. The Company typically sells only complete heat lots, or batches, which are made to specific customer requirements. Heat lots average 45 tons at Jackson and 50 tons at Ft. Smith.
  Over time, MacSteel has focused its capital improvement programs on production of high quality specialty steel bars. Since 1992, the Company has invested significantly in the improvement of operations and expansion of annual manufacturing capacity at its MacSteel operations by a total of approximately 100,000 tons. These investments (i) resulted in improved metallurgical, melting and casting operations, (ii) provided ultrasonic testing facilities at both MacSteel facilities and (iii) upgraded and modernized MacSteel's rolling and finishing capacity and increased caster productivity. These improvements also allowed the Company to produce bearing grade and aircraft quality steel bars and to participate in the higher margin segments of the steel bar market. The Company currently is engaged in an additional $60 million expansion and improvement program to increase capacity by approximately 70,000 tons per year. Of the total $60 million MacSteel project, $20 million is related to a significant upgrade to pollution control systems to ensure compliance with EPA standards under the Clean Air Act.
  MacSteel products are manufactured for customers in the automotive, light truck, heavy truck, anti-friction bearing, off-road and farm equipment, defense, capital equipment and seamless tubular industries. These industries use engineered steel bars in critical applications such as camshafts, crankshafts, transmission gears, wheel spindles and hubs, bearing cages and rollers, steering components, hydraulic mechanisms and seamless tube production. Piper Impact uses MacSteel engineered steel bars for the manufacture of components for safety critical steel air bag inflators at its plant in New Albany, Mississippi.
  Also included in the Engineered Steel Bars segment is a heat treating plant in Huntington, Indiana ("Heat Treat"), and a plant in Kenosha, Wisconsin which improves the wear and corrosion resistance properties of steel bars and tubes ("NitroSteel").
  Heat Treat provides tube and bar heat treating and related services, such as quench and temper, stress relieving, normalizing and "cut-to-length". Metallurgical testing services are also provided. This plant serves customers in the energy, automotive, ordnance, mining and fluid power markets.
  NitroSteel was acquired in January 1995, and began commercial operations in November 1995. NitroSteel's products are produced to specific customer applications and sold into fluid power markets.

  Aluminum Products

The Company's Aluminum Products segment is comprised of the Nichols Aluminum Division, manufacturing finished aluminum sheet, and the Engineered Products Group, engaged in producing aluminum and steel impact extrusions and fabricated products. The Nichols Aluminum division consists of three plants, a thin-slab casting and hot rolling mill ("N-A Casting") located in Davenport, Iowa, and two cold rolling and finishing plants located in Davenport, Iowa and Lincolnshire, Illinois. The Engineered Products Group consists of Piper Impact, with plants in New Albany, Mississippi and Park City, Utah, Piper Europe with a plant in Zwolle, The Netherlands, and the Fabricated Products Division with manufacturing facilities in Rice Lake, Wisconsin and Chatsworth, Illinois.
  Nichols Aluminum manufactures mill finished and coated, aluminum sheet, for the home improvement, new construction, light commercial construction, transportation and service center markets.
  N-A Casting operates an aluminum mini-mill, equipped with a state-of-the-art 52-inch wide Hazelett thin slab caster, a three stand hot rolling mill, and scrap processing and melting equipment. This facility has an annual capacity to produce in excess of 350 million pounds of hot rolled coiled aluminum sheet. The three stand rolling mill is able to reduce the cast aluminum slab from a thickness of approximately .75 inches to a coiled aluminum sheet with thickness of .045 inches. This hot rolling mill process substantially reduces subsequent cold rolling requirements. The Company believes that the advent of aluminum mini-mills, like the more developed steel mini-mills, offers competitive advantages over large integrated producers, including labor and energy savings and reduced capital and as-cast material costs.
  Nichols Aluminum finishes the aluminum sheet produced at N-A Casting and markets both coated and mill finished aluminum sheet through its Nichols Aluminum Davenport ("NAD") plant and Nichols Aluminum Lincolnshire ("NAL") plant. Operations include cold rolling to specific gauge, annealing, leveling, slitting to specific width and custom coating. Nichols Aluminum currently has annual capacity of cold rolling approximately 300 million pounds depending upon product mix. In December 1997, the Company renewed a non-binding letter of intent to acquire, subject to due diligence and negotiation of a definitive agreement, a cold rolling, finishing and coating facility operated by Decatur Aluminum, in Decatur, Alabama to bring its casting and cold rolling capacities into closer balance.
  Piper Impact, which was acquired in August 1996, and Piper Europe, acquired in October 1997, are technological leaders in the manufacture of custom designed, impact extruded aluminum and steel parts for the transportation, electronics and defense markets. The majority of Piper Impact's sales are to one customer, Autoliv (formerly Morton International), in the form of airbag components for the automotive industry.
  Piper Impact completed during fiscal 1997 most of the construction and installation of equipment at its new manufacturing facility in New Albany, Mississippi for the production of highly engineered impact extruded steel products. Piper Impact's steel products plant is part of a two-year, $55 million capital project to provide capacity for new customer programs primarily for the automotive air bag systems market. This includes passenger and side-impact air bags, "smart" bags with adjustable inflation speed and those with alternative inflation technologies. The Company believes that these projects will provide Piper Impact with the technology and additional capacity for advanced applications, improved customer service, and cost effective manufacturing processes thereby improving competitiveness and growth opportunities.
  The Fabricated Products Division, consisting of the AMSCO plant in Rice Lake, Wisconsin and two Homeshield Fabricated Products ("HFP") plants in Chatsworth, Illinois, manufactures aluminum window and patio door screens, window frames, and a broad line of custom designed, roll formed products and stamped shapes for manufacturers of premium wood windows and vinyl windows for the home improvement, new residential and commercial construction markets. AMSCO combines a strong product design and development with reliable, just-in-time delivery. HFP also coats and fabricates aluminum coil in many colors, sizes and finishes into rain carrying systems, soffit, exterior housing trim and painted coil sheet and roofing products.

  MANUFACTURING

Quanex operates 13 manufacturing facilities in eight states in the United States and one plant in Zwolle, The Netherlands. These facilities feature efficient plant design and flexibility in manufacturing processes, enabling the Company to produce a wide variety of products for various industries and applications. The Company is generally able to maintain minimal levels of finished goods inventories at most locations because it typically manufactures products to customer specifications upon order.
  Engineered Steel Bars. The Company's MacSteel facilities produce various grades of specialty engineered steel bars by melting high quality steel scrap and casting it in a rotary centrifugal continuous caster. MacSteel's molten steel goes through secondary refining consisting of argon stirring, ladle injection and vacuum arc degassing prior to casting. This enables MacSteel to produce higher quality, "cleaner" steels. Precision engineered products are produced through a continuous in-line process by which scrap steel is converted into hot rolled steel bars without interruption.
  As a result of its state-of-the-art continuous manufacturing technology, which reduces labor, energy and process yield loss, the Company believes that MacSteel is one of the lowest cost producers of precision engineered carbon and alloy steel bars. The Company believes that energy costs at MacSteel are significantly lower than those of its competitors because its bars are moved directly from the caster to the rolling mill before cooling, eliminating the need for costly reheating. MacSteel's unit labor costs are achieved with its highly automated manufacturing process enabling it to produce finished high quality steel bars using approximately two man-hours of labor per ton compared to an estimated average of five man-hours per ton for U.S. integrated steel producers.
  The Heat Treat facility uses custom designed, in-line, equipment to provide steel tube and bar heat treating services, such as quench-and-temper, case hardening, stress relieving and normalizing. The NitroSteel plant processes steel bars and tubes using the patented Nitrotec treatment to improve corrosion and wear resistance while providing an environmentally friendly, non-toxic alternative to chrome plating.
  Aluminum Products. Manufacturing at the Company's various Aluminum Products facilities ranges from the production of coiled aluminum sheet to the production and fabrication of finished aluminum and steel products, such as air bag components, window screens, window frames and related accessories.
  The Company's aluminum casting operations are conducted at N-A Casting's mini-mill in Davenport, Iowa. The single in-line manufacturing process at the facility has over 350 million pounds of annual hot rolled aluminum sheet capacity. The mini-mill converts scrap to aluminum sheet through melting, continuous casting and in-line hot rolling. N-A Casting also has the ability to shred scrap to broaden the diversity and sources of its scrap raw material. Delacquering equipment improves the quality of the raw material before it reaches the melting furnaces by burning off impurities within the scrap. The scrap is blended using computer programs to achieve the desired alloy composition and the best economics. After melting the molten metal flows into a Hazelett thin-slab caster, which casts up to a 52-inch wide aluminum slab. The slab then is fed directly to a hot mill with three in-line rolling stands to reduce the slab from a thickness of approximately .75 inches to coiled aluminum sheet with a target thickness of .045 to 0.125 inches. The combination of capacity increases and technological enhancements directed at producing quality hot rolled aluminum sheet with cost savings derived from optimized scrap utilization, reduced unit energy cost, reduced cold rolling requirements and decreased labor costs results in a significant manufacturing advantage.
  Further processing of the coiled aluminum hot rolled sheet from the mini-mill occurs at NAD and NAL plants, where the specific product requirements of customers can be met through cold rolling to various gauges, annealing for additional product mechanical properties and formability, tension leveling and slitting to specific widths. Products at the NAD plant can also be custom coated, an important feature for the building products applications of certain customers.
  The Company's Piper Impact plants in New Albany, Mississippi, Park City, Utah, and Zwolle, The Netherlands manufacture custom designed, impact extruded aluminum and steel parts for automotive air bag inflators, ordnance and electronic products. Piper Impact's operations make use of the impact extrusion technology to produce highly engineered near net shaped components from aluminum and steel bar slugs involving complex design and machining requirements. This unique production method uses impact presses, punches and dies that flow metal under pressure into precisely designed shapes. The cold working of the metal develops high strength products with superior surface quality and little material yield loss. Heat treated and precision machined parts are then delivered to customers' assembly lines, requiring little or no additional processing.
  Manufacturing of the Company's value added fabricated products takes place at its AMSCO plant in Rice Lake, Wisconsin and HFP plants in Chatsworth, Illinois. These facilities use roll forming, laser welding and polylaminate technology to produce engineered products such as window screens, insulated glass spacers, cladding and muntin for premium wood and vinyl window manufacturers. In cooperation with a market leader in the office furnishings business, AMSCO developed an award winning office partition product, thus allowing AMSCO to penetrate a new market.

  RAW MATERIALS AND SUPPLIES

The Company's MacSteel plants purchase steel scrap, pig iron and hot briquetted iron, their principal raw materials, on the open market. Transportation of these raw materials to Company plants can be adversely affected by cold weather, creating seasonal price increases. Prices for quality scrap also vary in relation to the general business cycle, typically declining in periods of slow economic growth.
  Nichols-Aluminum's principal raw material is aluminum scrap. N-A Casting's mini-mill includes a scrap processing and delacquering facility, which enables the Company to use the broadest and most economical mix of aluminum scrap for its requirements. The Company also purchases aluminum ingot futures contracts on the London Metals Exchange in amounts equal to N-A's requirements for fixed price sales commitments of aluminum products and then sells these contracts coincident with delivery of product, thereby protecting against increases in the price of the aluminum scrap used to manufacture the related products.
  Piper Impact's raw material consists of aluminum bars and slugs which it purchases on the open market and steel bars which it purchases from MacSteel. Piper Europe purchases its raw material consisting of aluminum slugs and steel sheet on the open market in Europe.

  BACKLOG

At October 31, 1997, Quanex's backlog of orders to be shipped in the next twelve months was $110.6 million. This compares to $123.4 million at October 31, 1996. Because many of the markets in which Quanex operates have short lead times, backlog figures are not reliable indicators of annual sales volume or operating results.

  COMPETITION

All of the Company's products are sold under highly competitive conditions. The Company competes with a number of companies, some of which have financial and other resources greater than those of the Company. Competitive factors include product quality, price, delivery and ability to manufacture products to customer specifications. The amounts of engineered steel bars and aluminum products produced by the Company represent a small percentage of annual domestic production.
  The MacSteel bar plants compete with two large integrated steel producers, two large non-integrated steel producers and two smaller steel companies. Although many of these producers are larger and have greater resources than the Company, the Company believes that the technology used at the MacSteel facilities permits it to compete effectively in the markets it serves.
  The Company's aluminum products businesses compete with many small and large aluminum sheet manufacturers, metal fabricators and impact extruders. Some of these competitors are divisions or subsidiaries of major corporations with substantially greater resources. The Company also competes with major aluminum producers in coil-coated and mill products, primarily on the basis of the breadth of product lines, the quality and design of its products, the responsiveness of its services and its prices.

  SALES AND DISTRIBUTION

The Company has a nationwide system of sales offices. MacSteel sells hot rolled engineered steel bars primarily to original equipment manufacturers ("OEM's") through its sales organization and manufacturers' representatives.

  The sales and distribution of products in the Company's aluminum products businesses are organized by major product group. Engineered and fabricated products are sold primarily to OEM's. Mill products are sold directly to OEM's and through metal service centers and residential building products are sold primarily through distributors.

  SEASONAL NATURE OF BUSINESS

With the exception of Piper Impact, the business of which is not seasonal, the Company's aluminum and fabricated products businesses are seasonal because its primary markets are in the Northeast and Midwest regions of the United States where winter weather reduces home building and home improvement activity. Historically, this business's lowest sales have occurred during the Company's first fiscal quarter. Because a high percentage of this business's manufacturing overhead and operating expenses is due to labor and costs that are generally fixed throughout the year, profits for the operations in this business tend to be lower in quarters with lower sales.
  The other businesses in which the Company competes are not seasonal. However, due to the holidays in the Company's first fiscal quarter and steel plant shutdowns for vacations and maintenance in the Company's third fiscal quarter, sales have historically been lower in those quarters. Due to the combined effects of seasonality, the Company generally expects that, absent unusual activity or changes in economic conditions, its lowest sales will occur in the first fiscal quarter.

  TRADEMARKS, TRADE NAMES AND PATENTS

The Company's Nichols-Homeshield, MacSteel and Piper logos and designs are registered trademarks. The trade name "Homeshield" and its unregistered name "Nichols-Homeshield" are used in connection with the sale of the Company's aluminum products. The Homeshield, MacSteel and Piper logos and designs and their trade names are considered valuable in the conduct of the Company's business.
  The businesses conducted by the Company generally do not depend upon patent protection. Although the Company holds numerous patents, in many cases the proprietary technology that the Company has developed for using the patents is more important than the patents themselves.

  RESEARCH AND DEVELOPMENT

Expenditures for research and development of new products or services during the last three years were not significant. Although not technically defined as research and development, a significant amount of time, effort and expense is devoted to customizing and qualifying the Company's products for specific customer applications.

  ENVIRONMENTAL MATTERS

As a manufacturer of specialized metal products, Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. Quanex is required to make capital and other expenditures on an ongoing basis in order to satisfy such requirements. The cost of environmental matters has not had a material adverse effect on Quanex's operations or financial condition in the past, and management is not now aware of any existing conditions that it currently believes are likely to have a material adverse effect on Quanex's operations or financial condition.
  Under applicable state and federal laws, the Company may be responsible for, among other things, all or part of the costs required to remove or remediate wastes or hazardous substances at the locations Quanex has owned or operated at any time. This responsibility includes cleanup of historic soil and groundwater contamination and other corrective action at a plant currently operated by the Company's Piper Impact subsidiary in New Albany, Mississippi. Having undertaken preliminary technical studies of the contamination, Quanex estimates that $20 million will be required to complete necessary cleanup and corrective action. The timing and final extent of remediation work currently are not determined. The final cost could be more or less; however, Quanex has reserved $20 million towards the work and is attempting to negotiate mutually acceptable remediation plans with the state of Mississippi.
  From time to time, Quanex has been alleged to be liable for all or part of the costs incurred to clean up third-party sites where it supposedly arranged for disposal of hazardous substances. The Company's allocable share of liability at those sites, taking into account the likelihood that other parties will pay their shares, has not been material to its operations or financial condition.
  Amendments to the Federal Clean Air Act were adopted in 1990, and environmental agencies continue to develop implementing regulations. Depending on the nature of the regulations adopted, Quanex may be required to incur additional capital and other expenditures sometime in the next several years for air pollution control equipment, to maintain or obtain operating permits and approvals, and to address other air emission-related issues. The Company's Board of Directors has approved capital expenditures totaling approximately $20 million to be spent between 1996 and 1998 to meet those requirements. That amount includes spending in fiscal 1998 toward a significant upgrade to pollution control systems at MacSteel to ensure compliance with the air standards. Based upon its analysis and experience to date, Quanex does not believe that its compliance with Clean Air Act requirements will have a material effect on its operations or financial condition.
  Quanex incurred approximately $13,800,000 and $3,900,000 during fiscal 1997 and 1996, respectively, in expenses and capital expenditures in order to comply with existing or proposed environmental regulations. The Company estimates spending of approximately $14,000,000 at various of its facilities during fiscal 1998. The 1997 and 1998 amounts include spending toward a significant upgrade to pollution control systems at MacSteel. Quanex will continue to have expenditures in connection with environmental matters beyond 1998, but it is not possible at this time to reasonably estimate the amount of any obligation that would be material to the Company as a whole. Future expenditures relating to environmental matters will necessarily depend upon the application to Quanex and its facilities of future regulations and government decisions.

  EMPLOYEES

At October 31, 1997, the Company employed 3,771 persons. Of the total employed, 27% were covered by collective bargaining agreements. On November 22, 1997, the International Brotherhood of Teamsters ratified a five-year agreement covering 250 employees at two Davenport, Iowa, plants of Nichols Aluminum. No labor contracts expire during 1998.

ITEM 2. PROPERTIES

The following table lists Quanex's principal plants together with their locations, general character and the industry segment which uses the facility. Each of the facilities identified as being owned by the Company is free of any material encumbrance.

                                                                                         Square
                 Location                                     Plant                     Footage
------------------------------------------------------------------------------------------------
Owned:                                     ENGINEERED STEEL BARS
Fort Smith, Arkansas                       MacSteel                                     415,723
Jackson, Michigan                          MacSteel                                     245,150
Huntington, Indiana                        Heat Treating                                 82,000
Leased (expires 2009):
Kenosha, Wisconsin                         NitroSteel                                    35,000

Owned:                                     ALUMINUM PRODUCTS
Rice Lake, Wisconsin                       AMSCO                                        290,800
Chatsworth, Illinois                       Homeshield Fabricated Products (two plants)  212,000
Lincolnshire, Illinois                     Nichols Aluminum                             142,000
Davenport, Iowa                            Nichols Aluminum                             236,000
Davenport, Iowa                            Nichols Aluminum Casting                     245,000
New Albany, Mississippi                    Piper Impact (two plants)                    683,000
Park City, Utah                            Piper Impact                                 130,000
Zwolle, The Netherlands                    Piper Impact Europe                          110,000

Leased (expires 1999):                     EXECUTIVE OFFICES
Houston, Texas                             Quanex Corporation                            21,000

ITEM 3. LEGAL PROCEEDINGS

Other than the proceedings described under Item 1, "Environmental Matters", there are no material legal proceedings to which Quanex, its subsidiaries, or their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Quanex's common stock, $.50 par value, is traded on the New York Stock Exchange, under the ticker symbol: NX. Quarterly stock price information and annual dividend information for the common stock is as follows:

                                                              1997   1996   1995   1994   1993
----------------------------------------------------------------------------------------------
QUARTERLY COMMON STOCK DIVIDENDS
January.....................................................   .15    .15    .14    .14    .14
April.......................................................   .15    .15    .15    .14    .14
July........................................................   .15    .15    .15    .14    .14
October.....................................................   .16    .15    .15    .14    .14
----------------------------------------------------------------------------------------------
          Total.............................................   .61    .60    .59    .56    .56

                                                     1997          1996         1995            1994            1993
--------------------------------------------------------------------------------------------------------------------------
COMMON STOCK SALES PRICE (High & Low)
January......................................  29 1/8-24 1/4  21 1/8-18      24 5/8-20      21 1/4-16 1/8       27-17 5/8
April........................................  27 7/8-23 3/8  22 3/8-19 5/8  23 3/8-21      22 7/8-19 1/8   20 7/8-14 1/4
July.........................................  34 1/8-25 1/8  23 7/8-19 3/8  26 5/8-22 1/8      23-18 1/8   17 3/4-14
October......................................  36 1/2-26 1/4  28 3/4-19 5/8      26-18 5/8  27 1/4-20 3/4   20 3/4-16 1/2
--------------------------------------------------------------------------------------------------------------------------

The terms of Quanex's revolving credit arrangements with certain banks limit the total amount of common and preferred stock dividends and other distributions on such stock. Under the most restrictive test under such credit facilities, the total common stock dividends the Company may declare and pay is limited to $21 million, plus 50% of consolidated net earnings after October 31, 1989, adjusted for other factors as defined in their respective Loan Agreements. As of October 31, 1997, the amount of dividends and other distributions the Company was permitted to declare and pay under its credit facilities was $42.95 million.
  There were 5,743 record holders of Quanex common stock on December 31, 1997.

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

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL SUMMARY 1992-1997

($ thousands, except per share data)

(For definition of items, see page 10) Fiscal years ended October 31,    1997       1996       1995       1994       1993
---------------------------------------------------------------------------------------------------------------------------
REVENUES AND EARNINGS
Net sales(6).........................................................   746,093    620,069    603,985    435,983    371,266
Cost of sales including depreciation.................................   643,618    526,886    521,521    376,077    329,220
---------------------------------------------------------------------------------------------------------------------------
Gross profit.........................................................   102,475     93,183     82,464     59,906     42,046
Other depreciation and amortization..................................     3,669      1,791      1,258      1,266      1,596
Selling, general and administrative expenses(3)......................    43,798     44,959     33,746     31,893     30,605
---------------------------------------------------------------------------------------------------------------------------
Operating income (loss)..............................................    55,008     46,433     47,460     26,747      9,845
Percent of net sales.................................................       7.4        7.5        7.9        6.1        2.7
Other income (expense)-net...........................................     1,637      4,544      1,721      2,765      4,508
Interest expense-net.................................................    14,002     11,360      8,870     10,178     11,962
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes, extraordinary items, cumulative effect of accounting change, and income from discontinued
  operations.........................................................    42,643     39,617     40,311     19,334      2,391
Income taxes (credit)................................................    14,925     16,639     16,931      8,120      1,004
---------------------------------------------------------------------------------------------------------------------------
Income from continuing operations....................................    27,718     22,978     23,380     11,214      1,387
Income from discontinued operations..................................     5,176      9,912     10,480      7,638      7,041
Gain on sale of discontinued operations..............................    36,290
Extraordinary items and cumulative effect of accounting changes,
  net of taxes.......................................................        --     (2,522)(2)   (2,021)(2)       --       --
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)....................................................    69,184     30,368     31,839     18,852      8,428
Percent of net sales.................................................       9.3(5)      4.9       5.3        4.3        2.3
---------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Income from continuing operations....................................      1.98       1.68       1.43       0.39      (0.34)
Income from discontinued operations..................................      0.37       0.73       0.77       0.57       0.52
Gain on sale of discontinued operations..............................      2.58         ---------- ---------- ---------- --
Extraordinary items and cumulative effect of accounting change.......        --      (0.19)     (0.15)        ---------- --
Net earnings (loss) per primary common shares........................      4.93       2.22       2.05       0.96       0.18
Cash dividends declared..............................................      0.61       0.60       0.59       0.56       0.56
Book value...........................................................     19.13      14.50      12.81      11.04      10.48
Average shares outstanding (000).....................................    14,029     13,658     13,580     13,496     13,551
Market closing price range
  High...............................................................    36 1/2     28 5/8         26         27     20 3/4
  Low................................................................    23 3/8     18 3/8     18 3/8     16 1/4     14 1/4
---------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION -- YEAR END(1)
Working capital......................................................    52,818     88,238     53,629    100,007    121,959
Property, plant and equipment -- net.................................   379,071    319,165    233,982    239,642    218,851
Other assets.........................................................   119,738    117,142     55,989     54,736     61,313
Total assets.........................................................   685,705    638,948    466,458    491,329    463,362
Noncurrent deferred income taxes.....................................    48,111     40,454     45,740     39,298     32,535
---------------------------------------------------------------------------------------------------------------------------
Long-term debt.......................................................   201,858    253,513    111,894    107,442    128,476
Stockholders' equity.................................................   268,823    197,009    172,814    233,883    225,776
Total capitalization.................................................   470,681    450,522    284,708    341,325    354,252
Long-term debt percent of capitalization.............................      42.9       56.3       39.3       31.5       36.3
---------------------------------------------------------------------------------------------------------------------------
OTHER DATA
Asset turnover.......................................................       1.1        1.0        1.3        0.9        0.8
Current ratio........................................................    1 TO 1   1.8 to 1   1.4 to 1   2.0 to 1   3.0 to 1
Fixed charge coverage................................................      6.28       5.48       6.04       3.08       1.98
---------------------------------------------------------------------------------------------------------------------------
Return on average investment -- percent..............................      16.7(5)      9.8      11.1        6.9        4.3
Return on average common equity -- percent...........................      29.7(5)     16.4      17.4        9.0        1.7
---------------------------------------------------------------------------------------------------------------------------
Working capital provided (used) by operations(4).....................    73,321     60,378     57,767     39,326     30,482
Depreciation and amortization........................................    37,865     36,499     29,062     25,520     26,184
Capital expenditures.................................................    69,146     34,737     21,629     42,297     34,281
Backlog for shipment in next 12 months...............................   110,565    123,382     94,464    109,626     73,207
---------------------------------------------------------------------------------------------------------------------------
Number of stockholders...............................................     5,488      3,425      3,659      3,454      3,540
Average number of employees..........................................     2,994      1,950      1,653      1,530      1,549
Sales/employee.......................................................       249        318        365        285        240
---------------------------------------------------------------------------------------------------------------------------

(For definition of items, see page 10) Fiscal years ended October 31,    1992

REVENUES AND EARNINGS
Net sales(6).......................................................    360,250
Cost of sales including depreciation...............................    311,034
------------------------------------------------------------------------------
Gross profit.......................................................     49,216
Other depreciation and amortization................................      1,138
Selling, general and administrative expenses(3)....................     36,062(3)
------------------------------------------------------------------------------
Operating income (loss)............................................     12,016
Percent of net sales...............................................        3.3
Other income (expense)-net.........................................      3,221
Interest expense-net...............................................     10,495
------------------------------------------------------------------------------
Income (loss) before income taxes, extraordinary items, cumulative effect of accounting change, and income from discontinued
  operations.......................................................      4,742
Income taxes (credit)..............................................      1,992
------------------------------------------------------------------------------
Income from continuing operations..................................      2,750
Income from discontinued operations................................      3,445
Gain on sale of discontinued operations............................
Extraordinary items and cumulative effect of accounting changes,
  net of taxes.....................................................    (25,108)(2)
------------------------------------------------------------------------------
Net income (loss)..................................................    (18,913)
Percent of net sales...............................................       (5.3)
------------------------------------------------------------------------------
PER SHARE DATA
Income from continuing operations..................................       0.01
Income from discontinued operations................................       0.27
Gain on sale of discontinued operations............................         --
Extraordinary items and cumulative effect of accounting change           (1.98)
Net earnings (loss) per primary common shares......................      (1.70)
Cash dividends declared............................................       0.52
Book value.........................................................      11.10
Average shares outstanding (000)...................................     12,696
Market closing price range
  High.............................................................     31 1/2
  Low..............................................................     15 1/2
------------------------------------------------------------------------------
FINANCIAL POSITION -- YEAR END(1)
Working capital....................................................    137,332
Property, plant and equipment -- net...............................    215,505
Other assets.......................................................     56,655
Total assets.......................................................    470,777
Noncurrent deferred income taxes...................................     32,649
------------------------------------------------------------------------------
Long-term debt.....................................................    128,694
Stockholders' equity...............................................    237,592
Total capitalization...............................................    366,286
Long-term debt percent of capitalization...........................       35.1
------------------------------------------------------------------------------
OTHER DATA
Asset turnover.....................................................        0.8
Current ratio......................................................   3.2 to 1
Fixed charge coverage..............................................       1.52
------------------------------------------------------------------------------
Return on average investment -- percent............................       (3.8)
Return on average common equity -- percent.........................      (14.2)
------------------------------------------------------------------------------
Working capital provided (used) by operations(4)...................     35,484
Depreciation and amortization......................................     30,046
Capital expenditures...............................................     48,366
Backlog for shipment in next 12 months.............................     71,368
------------------------------------------------------------------------------
Number of stockholders.............................................      3,596
Average number of employees........................................      1,678
Sales/employee.....................................................        215
------------------------------------------------------------------------------

(1) On August 9, 1996, Quanex Corporation acquired Piper Impact, Inc. 1996 results include three months of Piper Impact's operations.

(2) 1996 and 1995-early extinguishment of debt; 1992-cumulative effect of accounting change from postretirement welfare benefits.

(3) Includes $7.2 million facilities realignment charge.

(4) Working capital provided by operations is a supplemental financial measurement used in the company's business and should not be construed as an alternative to operating income or cash provided by operating activities since it excludes the effects of changes in working capital.

(5) Includes gain on sale of discontinued operations.

(6) Excludes sales from discontinued operations for the years 1997-1992, respectively of $187,123, $275,641, $287,210, $263,331, $244,879, and
    $211,840.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company classifies its operations into two business segments: engineered steel bars and aluminum products. The Company's products are marketed to the industrial machinery and capital equipment industries, the transportation industry, the energy processing industry and the commercial and residential building and remodeling industries.
  For the fifth consecutive year, the Company's continuing operations achieved higher sales. Net sales from continuing operations in fiscal 1997 were $746.1 million, compared to $620.1 million in fiscal 1996, a 20% increase. Primary earnings per share from continuing operations in fiscal 1997 were $1.98 compared to $1.68 in fiscal 1996, an 18% increase.
  The Company's internal growth investments, principally at the MacSteel Division and at Piper Impact, Inc. ("Piper Impact") were focused toward capacity expansions, new product offerings, quality improvements, and enhanced customer service capabilities. The Company also completed a strategic acquisition and divestitures during and shortly after fiscal 1997 to improve operations and align its businesses for growth.
  In April 1997, the Company completed the sale of its LaSalle Steel Company ("LaSalle") subsidiary. LaSalle's results of operations have been classified as discontinued operations and prior periods have been restated. For business segment reporting purposes, LaSalle's data was previously classified as "Cold Finished Steel Bars".
  In October 1997, the Company, through its Dutch subsidiary, Piper Impact Europe B.V. ("Piper Europe"), purchased the net assets of Advanced Metal Forming C.V., a Dutch limited partnership, for approximately $30 million. The Company's balance sheet as of October 31, 1997 includes Piper Europe. The Company's income statement for the twelve months ended October 31, 1997 does not include results for Piper Europe.
  In December 1997, the Company completed the sale of its tubing operations ("Tubing Operations"), comprised of Michigan Seamless Tube, Gulf States Tube, and the Tube Group Administrative Office. The Tubing Operations' results of operations have been classified as discontinued operations and prior periods have been restated. For business segment reporting purposes, these businesses were previously classified as "Steel Tubes". Two small divisions, Heat Treat Division and Nitro Steel Division, which were previously included with this segment, were retained by the Company and are now included in the Engineered Steel Bars segment.
  The Company's engineered steel bars business reflected improvements in net sales and operating income for fiscal 1997 compared to fiscal 1996. The improved results were due primarily to higher sales volume, but also reflect the benefits realized from the Company's capital expenditure programs, which have allowed the Company to increase production, enhance quality and manage manufacturing costs.
  The Company's aluminum products business experienced lower operating income for fiscal 1997 compared to fiscal 1996 as a result of the start-up costs for Piper Impact's new plant, including higher labor and training expenses and the temporary use of less efficient production processes, as well as weaker margins between selling prices and raw material costs. These margins, referred to herein as "price spreads", are a key financial performance indicator in the aluminum products business.
  The Company currently expects that overall business levels for fiscal 1998 should be similar to those experienced during 1997. However, domestic and global market factors will impact the Company and any slowdown in the U.S. economy could affect demand and pricing for many of the Company's products. The start-up costs at Piper Impact's new plant are expected to continue to affect earnings through the first half of fiscal 1998. The sale of LaSalle in April 1997 and the sale of the Tubing Operations in December 1997 will affect income for fiscal 1998 by the difference between the amount these businesses would have earned and the reduction in interest expense as a result of the repayment of debt with the net proceeds from these sales. Improved financial results will be dependent upon, among other things, whether the continued strength of the economy can be sustained, improvements in the markets which the Company serves and improvement in the price spreads of aluminum products.

  The following table sets forth selected operating data for the Company's two business segments:

                                                                  Years Ended October 31,
                                                              --------------------------------
                                                                1997        1996        1995
                                                              --------------------------------
                                                                       (In thousands)
Engineered Steel Bars(1):
  Net sales.................................................  $319,468    $292,167    $286,649
  Operating income..........................................    50,762      39,090      43,668
  Depreciation and amortization.............................    13,940      18,263      15,537
  Identifiable assets.......................................  $192,937    $171,351    $177,079
Aluminum Products(2):
  Net sales.................................................  $444,657    $344,867    $331,565
  Operating income..........................................    17,415      22,070      21,128
  Depreciation and amortization.............................    23,227      17,712      13,135
  Identifiable assets.......................................  $443,799    $412,048    $230,586

---------------
(1) Includes Nitro Steel and Heat Treat divisions previously reported under the Steel Tubes segment. (See Note 3)

(2) 1996 Results include three months of Piper Impact's operations. Identifiable assets as of October 31, 1997 includes assets of Piper Europe, acquired, October 29, 1997.

  1997 COMPARED TO 1996

Net Sales -- Net sales for fiscal 1997 were $746.1 million, representing an increase of $126.0 million when compared to fiscal 1996. This increase resulted principally from a full year of Piper Impact sales in 1997 compared to three months in 1996 and higher volumes in the engineered steel bar business.
  Net sales for fiscal 1997 from the Company's engineered steel bar business were $319.5 million, representing an increase of $27.3 million, or 9%, when compared to fiscal 1996. This increase was attributable to record volume. An 11% increase in volume resulted from improved market share following the Company's capacity expansion program.
  Net sales from the Company's aluminum products business for fiscal 1997 were $444.7 million, representing an increase of $99.8 million, or 29%, when compared to fiscal 1996. This increase was mostly attributable to a full year of Piper Impact in 1997 compared to three months in 1996.
  Operating Income -- Consolidated operating income for fiscal 1997 was $55.0 million, representing an increase of $8.6 million, or 18%, when compared to fiscal 1996. This increase resulted from improved sales and operating income from the engineered steel bar business, partly offset by lower operating income from the aluminum products business.
  Operating income from the Company's engineered steel bar business for fiscal 1997 was $50.8 million, representing an increase of $11.7 million, or 30%, when compared to fiscal 1996. This increase was principally due to increased sales following the Company's capacity expansion program but 1996 operating income was also affected by higher accruals to the allowance for doubtful accounts. These higher accruals were necessary as the engineered steel bar business increased sales during the past several years.
  Operating income from the Company's aluminum products business for fiscal 1997 was $17.4 million, representing a decrease of $4.7 million, or 21%, when compared to fiscal 1996. This decrease was principally due to volatility in the aluminum scrap markets, resulting in higher average raw material costs and lower price spreads. Results for 1997 were also affected by Piper Impact which is included for a full year in 1997 compared to three months in 1996. However, fourth quarter results were affected by start-up costs, including higher labor and training expenses and the temporary use of less efficient production processes at Piper Impact's new plant in New Albany, Mississippi.
  Selling, General and Administrative Expenses -- Selling, general and administrative expenses decreased in fiscal 1997 by $1.2 million, or 3%, compared to fiscal 1996. This decrease was principally due to higher accruals to the allowance for doubtful accounts in the prior year affecting the engineered steel bar and the aluminum products businesses. These higher accruals were needed because the Company experienced $5.7 million in bad debts during the year ended October 31, 1996, and to recognize risks associated with higher sales volume achieved during the past several years. Fiscal 1997 selling, general and administrative expenses were also affected by a full year of Piper Impact compared to three months in fiscal 1996.
  Depreciation and Amortization -- Depreciation and amortization increased by $1.2 million in fiscal 1997 compared to fiscal 1996. Increased depreciation resulting from a full year of Piper Impact was partly offset by lower depreciation at MacSteel.
  Interest Expense and Capitalized Interest -- Interest expense increased by $5.6 million compared to fiscal 1996 primarily due to increased long-term debt related to the Piper Impact acquisition in the fourth quarter of fiscal

1996. Capitalized interest increased by $3.0 million in 1997 compared to 1996 primarily due to Phase III of the MacSteel expansion project and the construction of the new Piper Impact plant in New Albany, Mississippi.
  Other -- Included in "Other, net" for fiscal 1996, was a $2.3 million pretax gain which represents the final recovery of a business interruption claim related to a fire at the Company's Lincolnshire, Illinois facility that occurred in 1993. In addition, "Other, net" included investment income of $2.0 million for fiscal 1997 compared to $1.6 million for fiscal 1996.
  Income From Continuing Operations -- Income from continuing operations improved by $4.7 million, or 21%, compared to fiscal 1996. The improvements were principally attributable to improved results at the Company's MacSteel division. The Company's effective income tax rate was 35% for fiscal 1997 compared to 42% in 1996.
  Income From Discontinued Operations -- Income from discontinued operations, net of income taxes, for fiscal 1997, was $5.2 million, compared to $9.9 million for 1996. Fiscal 1996 included a full year of LaSalle which was sold during the second quarter of fiscal 1997.
  Net Income -- Fiscal 1997 net income was $69.2 million, compared to $30.4 million for fiscal 1996. Included in net income for fiscal 1997 is an after-tax gain of $36.3 million on the sale of LaSalle Steel Company.

  1996 COMPARED TO 1995

Net Sales -- Net sales for fiscal 1996 were $620.1 million, representing an increase of $16.1 million when compared to fiscal 1995. This increase resulted principally from higher volumes in the engineered steel bar and aluminum products businesses, offset by lower selling prices in both of these businesses.
  Net sales for fiscal 1996 from the Company's engineered steel bar business were $292.2 million, representing an increase of $5.5 million, or 2%, when compared to fiscal 1995. This increase was primarily attributable to a 5% increase in volume and was offset by a 3% decrease in average selling prices. Decreases in average selling prices resulted from unusually high surcharges for molybdenum, chrome and scrap during 1995. The increased volume resulted from improved market share and the additional capacity added during fiscal 1995.
  Net sales from the Company's aluminum products business for fiscal 1996 were $344.9 million, representing an increase of $13.3 million, or 4%, when compared to fiscal 1995. This increase was partly attributable to the acquisition of Piper Impact. Excluding Piper Impact, pounds shipped increased 9% in 1996 compared to 1995. Average selling prices, however, decreased 13% during the same period. The increase in pounds shipped was primarily the result of improved market share.
  Operating Income -- Consolidated operating income for fiscal 1996 was $46.4 million, down slightly from fiscal 1995.
  Operating income from the Company's engineered steel bar business for fiscal 1996 was $39.1 million, representing a decrease of $4.6 million, or 10%, when compared to fiscal 1995. This decrease was principally due to increased selling, general and administrative expenses related to higher accruals to the allowance for doubtful accounts. These higher accruals were necessary as the engineered steel bar business increased sales during the past several years.
  Operating income from the Company's aluminum products business for fiscal 1996 was $22.1 million, representing an increase of $942 thousand when compared to fiscal 1995. This increase was principally due to the acquisition of Piper Impact in August 1996. Results for 1996 were also affected by higher volumes and lower conversion costs. These positive factors were mostly offset by lower price spreads and higher accruals to the allowance for doubtful accounts in 1996 compared to 1995. These higher accruals were necessary as the aluminum products business increased sales during the past several years. Also affecting 1996 was $1.5 million additional depreciation resulting from abandonment of idle assets.
  Selling, General and Administrative Expenses -- Selling, general and administrative expenses increased in fiscal 1996 by $11.2 million, or 33%, compared to fiscal 1995. This increase is principally due to higher accruals to the allowance for doubtful accounts in the engineered steel bar and the aluminum products businesses. These higher accruals were needed because the Company experienced $5.7 million in bad debts during the year ended October 31, 1996, and to recognize risks associated with higher sales volume achieved during the past several years.
  Depreciation and Amortization -- Depreciation and amortization increased in fiscal 1996 by $7.3 million compared to fiscal 1995. Increased depreciation at MacSteel resulted from the completion of Phase II expansion project. Fiscal 1996 depreciation in the aluminum products business was affected by $1.5 million of additional depreciation resulting from abandonment of idle assets. Also included in 1996 is three months of Piper Impact.
  Interest Expense and Capitalized Interest -- Interest expense increased by $1.2 million compared to fiscal 1995 primarily due to increased long-term debt related to the Piper Impact acquisition in the fourth quarter of fiscal 1996. Through the first three quarters of fiscal 1996, interest expense was comparable to the same periods of 1995. Increased interest related to the Company's $84.9 million of 6.88% Convertible Subordinated Debentures that were issued in June 1995 in exchange for the Company's outstanding preferred stock was offset by the early extinguishment of a portion of the Company's senior debt in the first quarter of fiscal 1995 and the early extinguishment of the remaining senior debt in the first fiscal quarter of 1996. Capitalized interest decreased by $1.3 million in 1996 compared to 1995 primarily resulting from the completion in March 1995 of Phase II of the Company's MacSteel Ultra Clean Steel Program.
  Other -- Included in "Other, net" for fiscal 1996, was a $2.3 million pretax gain which represents the final recovery of a business interruption claim related to a fire at the Company's Lincolnshire, Illinois facility that occurred in 1993. Included in "Other, net" for fiscal 1995 was a $1.1 million pretax gain related to a life insurance policy on a deceased former officer. In addition, "Other, net" included investment income of $1.6 million for fiscal 1996 compared to $783 thousand for fiscal 1995.
  Income From Continuing Operations -- Income from continuing operations for fiscal 1996 was $23.0 million, slightly down from $23.4 million in fiscal 1995.
  Income From Discontinued Operations -- Income form discontinued operations, net of income taxes, for fiscal 1996 was $9.9 million compared to $10.5 million in 1995. This decrease was attributable to lower sales of cold finished steel bars and higher conversion costs of steel tubes.
  Extraordinary Charge -- Included in fiscal 1996 was an extraordinary charge of $2.5 million compared to $2.0 million in 1995 relating to early extinguishment of debt.
  Net Income -- Net income attributable to common shareholders for fiscal 1996 was $30.4 million, compared to $27.9 million for fiscal 1995. Preferred dividends reduced net income attributable to common shareholders by $4.0 million for fiscal 1995. There were no preferred dividends in 1996.

  LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement consists of a revolving line of credit ("Revolver"). In July 1997, the term loan provisions of the Bank Agreement expired. The maturity date of the Bank Agreement, however, was extended by one year to July 23, 2002. The Bank Agreement also provides for up to $25 million for letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either (i) the prime rate or the federal funds rate plus one percent, whichever is higher, or (ii) a Eurodollar based rate. In the fourth quarter of fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement to fixed rate. Under these agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and payments are received on a LIBOR based variable rate (5.71875% at July 31, 1997). Differentials to be paid or received under the agreements are recognized as interest expense. Payments under the swap agreements are tied to the interest periods for the borrowings under the Bank Agreement. The swap agreements mature July 29, 2003. The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined. The Bank Agreement limits the payment of dividends and certain restricted investments. At October 31, 1997, retained earnings of approximately $42.95 million were available for dividends. Under the Bank Agreement, at October 31, 1997, there were $100 million of outstanding Revolver borrowings.
  In December 1995, the Company acquired all of its outstanding 10.77% Senior Notes for a purchase price equal to 107.5% of the principal amount plus accrued interest. The acquisition and related expenses resulted in an after-tax extraordinary charge of approximately $2.5 million in the first quarter of 1996. The acquisition was funded with cash and additional borrowings under the Old Bank Agreement.
  On June 30, 1995, the Company exercised its right under the terms of its Cumulative Convertible Exchangeable Preferred Stock to exchange such stock for an aggregate of $84,920,000 of its 6.88% Convertible Subordinated Debentures due June 30, 2007 ("Debentures"). Interest is payable semi-annually on June 30 and December 31 of each year. The Debentures are subject to mandatory annual sinking fund payments sufficient to redeem 25% of the Debentures issued on each of June 30, 2005 and June 30, 2006, to retire a total of 50% of the Debentures before maturity. The Debentures are subordinate to all senior indebtedness of the Company and are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $31.50 per share.
  On August 9, 1996, the Company completed the acquisition of substantially all of the assets of Piper Impact. Piper Impact's assets, net of various liabilities, were acquired for approximately $130 million in cash, cash equivalents, and notes. This acquisition was financed with existing cash and bank borrowings. Subsequent to the acquisition, the Company's Board of Directors approved additional capital expenditures at Piper Impact totaling approximately $55 million. These expenditures are expected to provide the capacity needed to supply major new customer programs phasing in over the next two years.
  On April 18, 1997, the Company completed the sale of LaSalle for approximately $65 million in cash. The proceeds were used to pay down the Company's Revolver.
  On October 29, 1997, the Company acquired, through its Dutch subsidiary, Piper Impact Europe B.V. ("Piper Europe"), substantially all of the assets of Advance Metal Forming C.V., a Dutch limited partnership, for approximately $30 million. The acquisition was financed with existing cash and bank borrowings of 35 million Dutch Guilders. Piper Europe's primary source of funds is a stand-alone secured credit facility ("Credit Facility") providing up to 50 million Dutch Guilders ("NLG"). At October 31, 1997, 1 NLG was equal to
 .514 dollars. The Credit Facility consists of a Roll-Over Term Loan, a Medium Term Loan and an Overdraft Facility. The Roll-Over Term Loan provides NLG 15 million for loan periods of 1, 2, 3, 6, or 12 months with repayment of outstanding borrowings on October 27, 2002. Interest is payable on the repayment date at the Amsterdam Interbank Offering Rate (AIBOR) plus 90 basis points. In the case of a loan period of twelve months, interest is payable six months after the beginning of the loan period and on the repayment date. The Medium Term Loan provides NLG 15 million at 6.375% payable quarterly in arrears from March 1, 1998, with quarterly repayments of principal in equal amounts of NLG 500 thousand commencing January 1, 1999 through April 1, 2006. The Overdraft Facility provides an aggregate amount of NLG 20 million to cover overdrafts or up to NLG 15 million of loans for a period of one year, subject to annual renewal. Overdrafts bear interest at the Bank's published rate for overdraft facilities plus 1% per annum. Loans under the Overdraft Facility bear interest at AIBOR plus 45 to 55 basis points. The terms of Overdraft Facility loans are selected by Piper Europe to be a period of 1, 2, 3, 6 or 12 months. Interest on overdrafts are paid quarterly in arrears.
  On December 3, 1997, the Company completed the sale of its Tubing Operations for approximately $30 million in cash. The proceeds will be used to improve the Company's debt structure and for investment in the Company's value-added businesses.
  At October 31, 1997, the Company had commitments of $23 million for the purchase or construction of capital assets, primarily relating to the Company's continued expansions at MacSteel and Piper. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.
  On December 22, 1997, the Company renewed its letter of intent to purchase Decatur Aluminum Corp., a Decatur, Alabama based aluminum sheet manufacturer. The acquisition of Decatur Aluminum is subject to certain conditions, including the receipt of necessary governmental approvals, due diligence and the negotiation of a definitive agreement.
  The Company believes that it has sufficient funds and adequate financial sources available to meet its anticipated liquidity needs. The Company also believes that cash flow from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures, debt service requirements, environmental expenditures and dividends.

  Operating Activities

Cash provided by operating activities during fiscal 1997 was $79.4 million. This represents an increase of $13.8 million, or 21%, compared to fiscal 1996. This improvement resulted from improved income and lower working capital requirements related primarily to inventories, partly offset by higher income taxes.

  Investment Activities

Net cash used by investment activities in fiscal 1997 was $49.6 million compared to $174.2 million in fiscal 1996. The decrease in cash used by investment activities was principally due to the acquisition of the assets of Piper Impact in 1996 and the proceeds from the sale of LaSalle Steel in 1997, partly offset by increased capital expenditures and the acquisition of Piper Europe. The Company estimates that fiscal 1998 capital expenditures will approximate $50 to $60 million.

  Financing Activities

Net cash used by financing activities for fiscal 1997 was $39.4 million, principally consisting of net reductions in long-term debt of $41.8 million, $8.4 million in common dividends, partly offset by proceeds from exercise of stock options.
  The Company uses futures and option contracts to hedge a portion of its exposure to price fluctuations of aluminum. The exposure is related to the Company's backlog of aluminum sales orders with committed prices as well as future aluminum sales for which a sales price increase would lag a raw material cost increase. Firm price commitments do not extend beyond December 1998. Hedging gains and losses are included in "Cost of sales" in the income statement concurrently with the hedged sales. Unrealized gains and losses related to open contracts are not reflected in the consolidated statements of income.

  EFFECTS OF INFLATION

Inflation has not had a significant effect on earnings and other financial statement items.

  NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued SFAS No. 128 -- "Earnings per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements for Earnings Per Share ("EPS"). SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 -- "Earnings per Share"("APB 15") with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company is required to adopt SFAS 128 with its January 31, 1998 financial statements and restate all prior-period EPS disclosure. Under SFAS No. 128, the Company's pro forma basic and diluted EPS for fiscal 1997 would have been $5.01 and $4.38, respectively.
  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company's year ending October 31, 1999. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. The Company will be analyzing SFAS No. 130 during 1998 to determine what, if any, additional disclosures will be required.
  In June 1997, The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for the Company's year ended October 31, 1999. This statement establishes standards for the reporting of information about operating segments. The Company will be analyzing SFAS No. 131 during 1998 to determine what, if any, additional disclosures will be required.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Quanex Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Quanex Corporation and subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1997. Our audits also included the financial statement schedule listed in the index on page 41. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quanex Corporation and subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Houston, Texas
December 11, 1997

RESPONSIBILITY FOR FINANCIAL REPORTING

The accompanying consolidated financial statements of Quanex Corporation and subsidiaries were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's best judgments and estimates.
  Quanex's system of internal controls is designed to provide reasonable assurance, at justifiable cost, as to the reliability of financial records and reporting and the protection of assets. The system of controls provides for appropriate division of responsibility and the application of policies and procedures that are consistent with high standards of accounting and administration. Internal controls are monitored through recurring internal audit programs and are updated as our businesses and business conditions change.
  The Audit Committee, composed solely of outside directors, determines that management is fulfilling its financial responsibilities by meeting periodically with management, Deloitte & Touche LLP, and Quanex's internal auditors, to review internal accounting control and financial reporting matters. The internal and independent auditors have free and complete access to the Audit Committee.
  We believe that Quanex's system of internal controls, combined with the activities of the internal and independent auditors and the Audit Committee, provides reasonable assurance of the integrity of our financial reporting.

/s/ VERSON E. OECHSLE                                  /s/ WAYNE M. ROSE
Vernon E. Oechsle                                      Wayne M. Rose
President and                                          Vice President and
Chief Executive Officer                                Chief Financial Officer

Quanex Corporation
CONSOLIDATED BALANCE SHEETS

                                                 October 31,    1997         1996
-------------------------------------------------------------------------------------
                                                                  (In thousands)
ASSETS
Current assets:
  Cash and equivalents......................................  $  26,851    $  35,962
  Accounts and notes receivable, less allowance for doubtful accounts of $10,338,000 in 1997 and $7,703,000 in
     1996...................................................     80,089       78,439
  Inventories...............................................     73,035       78,828
  Deferred income taxes.....................................      5,601        9,302
  Prepaid expenses..........................................      1,320          110
                                                              ---------    ---------
          Total current assets..............................    186,896      202,641
Property, plant and equipment, net..........................    379,071      319,165
Net assets of discontinued operations.......................     13,554       18,830
Goodwill, net...............................................     91,496       84,343
Other assets................................................     14,688       13,969
                                                              ---------    ---------
                                                              $ 685,705    $ 638,948
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $      --    $   5,575
  Accounts payable..........................................     71,317       67,037
  Accrued expense...........................................     43,208       37,984
  Current maturities of long-term debt......................     11,050           --
  Income taxes payable......................................      8,503        3,807
                                                              ---------    ---------
          Total current liabilities.........................    134,078      114,403
Long-term debt..............................................    201,858      253,513
Deferred pension credits....................................      6,627        7,110
Deferred postretirement welfare benefits....................      6,835        6,459
Deferred income taxes.......................................     48,111       40,454
Other liabilities...........................................     19,373       20,000
                                                              ---------    ---------
          Total liabilities.................................    416,882      441,939
Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares
     authorized; issued & outstanding -- none in 1997 and
     1996...................................................         --           --
  Common stock, $.50 par value, 25,000,000 shares
     authorized; 14,050,411 shares in 1997 and 13,590,400
     shares in 1996 issued and outstanding..................      7,025        6,795
  Additional paid-in capital................................    105,146       94,251
  Retained earnings.........................................    156,528       96,623
  Cumulative foreign currency translation adjustment........        422           --
  Unearned compensation.....................................         --         (185)
  Adjustment for minimum pension liability..................       (298)        (475)
                                                              ---------    ---------
          Total stockholders' equity........................    268,823      197,009
                                                              ---------    ---------
                                                              $ 685,705    $ 638,948
                                                              =========    =========

See notes to consolidated financial statements.

Quanex Corporation
CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended October 31,                       1997        1996        1995
----------------------------------------------------------------------------------------------
                                                              (In thousands, except per share
                                                                          amounts)
Net sales...................................................  $746,093    $620,069    $603,985
Costs and expenses:
  Cost of sales.............................................   609,989     492,594     493,994
  Selling, general and administrative.......................    43,798      44,959      33,746
  Depreciation and amortization.............................    37,298      36,083      28,785
                                                              --------    --------    --------
Operating income............................................    55,008      46,433      47,460
Other income (expense):
  Interest expense..........................................   (17,541)    (11,929)    (10,742)
  Capitalized interest......................................     3,539         569       1,872
  Other, net................................................     1,637       4,544       1,721
                                                              --------    --------    --------
Income from continuing operations before income taxes and
  extraordinary charge......................................    42,643      39,617      40,311
Income tax expense..........................................   (14,925)    (16,639)    (16,931)
                                                              --------    --------    --------
Income from continuing operations and before extraordinary
  charge....................................................    27,718      22,978      23,380
Income from discontinued operations, net of income taxes....     5,176       9,912      10,480
Gain on sale of discontinued operations, net of income
  taxes.....................................................    36,290          --          --
                                                              --------    --------    --------
Income before extraordinary charge..........................    69,184      32,890      33,860
Extraordinary charge -- early extinguishment of debt, net of
  income taxes..............................................        --      (2,522)     (2,021)
                                                              --------    --------    --------
Net income..................................................    69,184      30,368      31,839
Preferred dividends.........................................        --          --      (3,957)
                                                              --------    --------    --------
Net income attributable to common stockholders..............  $ 69,184    $ 30,368    $ 27,882
                                                              ========    ========    ========
Earnings per common share:
  Primary:
     Continuing operations..................................  $   1.98    $   1.68    $   1.43
     Discontinued operations................................      0.37        0.73        0.77
     Gain on sale of discontinued operations................      2.58          --          --
     Extraordinary charge...................................        --       (0.19)      (0.15)
                                                              --------    --------    --------
          Total primary net earnings........................  $   4.93    $   2.22    $   2.05
                                                              ========    ========    ========
  Fully diluted:
     Continuing operations..................................  $   1.90    $   1.60    $   1.43
     Discontinued operations................................      0.31        0.60        0.77
     Gain on sale of discontinued operations................      2.17          --          --
     Extraordinary charge...................................        --       (0.15)      (0.15)
                                                              --------    --------    --------
          Total assuming full dilution......................  $   4.38    $   2.05    $   2.05
                                                              ========    ========    ========
Weighted average number of shares outstanding
     Primary................................................    14,029      13,658      13,580
     Assuming full dilution.................................    16,725      16,585      13,580

See notes to consolidated financial statements.

Quanex Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)

                                                                                                                  Total
                                  Preferred Stock         Common Stock        Additional                          Stock-
Years Ended October 31, 1997,   -------------------   ---------------------    Paid-in     Retained              holders'
        1996, and 1995           Shares     Amount      Shares      Amount     Capital     Earnings    Other      Equity
-------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 1994...   345,000   $ 86,250   13,377,724    $6,688      $ 86,323   $ 55,081    $(459)    $233,883
  Net income..................        --         --           --        --            --     31,839       --       31,839
  Common dividends ($.59 per
    share)....................        --         --           --        --            --     (7,932)      --       (7,932)
  Preferred dividends.........        --         --           --        --            --     (4,451)      --       (4,451)
  Conversion of preferred
    stock to subordinated
    debentures................  (339,681)   (84,920)          --        --         3,350         --       --      (81,570)
  Conversion of preferred
    stock to common stock.....    (5,319)    (1,330)      42,211        21         1,309         --       --           --
  Adjustment for minimum
    pension liability.........        --         --           --        --            --         --     (355)        (355)
  Unearned compensation.......        --         --           --        --            --         --       53           53
  Other.......................        --         --       65,377        34         1,424       (111)      --        1,347
                                --------   --------   ----------    ------      --------   --------    -----     --------
Balance at October 31, 1995...        --         --   13,485,312     6,743        92,406     74,426     (761)     172,814
  Net income..................        --         --           --        --            --     30,368                30,368
  Common dividends ($.60 per
    share)....................        --         --           --        --            --     (8,115)      --       (8,115)
  Adjustment for minimum
    pension liability.........        --         --           --        --            --         --      (31)         (31)
  Unearned compensation.......        --         --           --        --            --         --      132          132
  Other.......................        --         --      105,088        52         1,845        (56)      --        1,841
                                --------   --------   ----------    ------      --------   --------    -----     --------
Balance at October 31, 1996...        --         --   13,590,400     6,795        94,251     96,623     (660)     197,009
  Net income..................        --         --           --        --            --     69,184                69,184
  Common dividends ($.61 per
    share)....................        --         --           --        --            --     (8,422)      --       (8,422)
  Adjustment for minimum
    pension liability.........        --         --           --        --            --         --      177          177
  Unearned compensation.......        --         --           --        --            --         --      185          185
  Foreign currency translation
    adjustment................                                                                           422          422
  Other.......................        --         --      460,011       230        10,895       (857)      --       10,268
                                --------   --------   ----------    ------      --------   --------    -----     --------
Balance at October 31, 1997...        --   $     --   14,050,411    $7,025      $105,146   $156,528    $ 124     $268,823
                                ========   ========   ==========    ======      ========   ========    =====     ========

See notes to consolidated financial statements.

Quanex Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW

                                     Years Ended October 31,    1997        1996         1995
-----------------------------------------------------------------------------------------------
                                                                        (In thousands)
OPERATING ACTIVITIES:
  Net Income................................................  $ 69,184    $  30,368    $ 31,839
  Adjustments to reconcile net income to cash provided by
     operating activities:
       Income from discontinued operations..................    (5,176)      (9,912)    (10,480)
       Gain on sale of discontinued operations..............   (36,290)          --          --
       Depreciation and amortization........................    37,865       36,654      29,410
       Deferred income taxes................................     7,545        2,533       6,668
       Deferred pension costs...............................      (183)         318          76
       Deferred postretirement welfare benefits.............       376          417         254
                                                              --------    ---------    --------
                                                                73,321       60,378      57,767
  Changes in assets and liabilities net of effects from
     acquisitions and dispositions:
       Decrease (increase) in accounts and notes
        receivable..........................................     2,957        7,798     (19,630)
       Decrease (increase) in inventory.....................     8,898      (17,568)         (3)
       Increase (decrease) in accounts payable..............       112       (4,848)     12,863
       Increase in accrued expenses.........................     2,919        2,907       3,926
       Other, net...........................................    (8,868)         900      (3,656)
                                                              --------    ---------    --------
          Cash provided by continuing operations............    79,339       49,567      51,267
          Cash provided by discontinued operations..........        89       16,073      15,885
                                                              --------    ---------    --------
          Cash provided by operating activities.............    79,428       65,640      67,152
INVESTMENT ACTIVITIES:
  Acquisition of Advanced Metal Forming, C.V., net of cash
     and equivalents acquired...............................   (33,584)          --          --
  Acquisition of Piper Impact, Inc., net of cash and
     equivalents acquired...................................    (5,575)    (123,264)         --
  Net proceeds from sale of LaSalle Steel Company...........    63,900           --          --
  Capital expenditures, net of retirements..................   (68,916)     (34,699)    (21,615)
  Capital expenditures of discontinued operations...........    (3,868)     (11,089)     (4,986)
  Decrease in short-term investments........................        --           --      54,070
  Other, net................................................    (1,550)      (5,120)     (1,878)
                                                              --------    ---------    --------
          Cash provided (used) by investment activities.....   (49,593)    (174,172)     25,591
                                                              --------    ---------    --------
          Cash provided (used) by operating and investment
            activities......................................    29,835     (108,532)     92,743
FINANCING ACTIVITIES:
  Bank borrowings (repayments), net.........................   (41,828)     160,000          --
  Notes payable borrowings (repayments).....................        --      (10,000)     10,000
  Purchase of Senior Notes..................................        --      (44,667)    (59,500)
  Repayments of long-term debt..............................        --           --     (20,958)
  Common dividends paid.....................................    (8,422)      (8,115)     (7,932)
  Preferred dividends paid..................................        --           --      (4,451)
  Stock options exercised...................................     8,357        1,179         454
  Other, net................................................     2,525          905         846
                                                              --------    ---------    --------
          Cash provided (used) by financing activities......   (39,368)      99,302     (81,541)
                                                              --------    ---------    --------
Effect of exchange rate changes on cash and equivalents.....       422           --          --
                                                              --------    ---------    --------
Increase (decrease) in cash and equivalents.................    (9,111)      (9,230)     11,202
Cash and equivalents at beginning of period.................    35,962       45,192      33,990
                                                              --------    ---------    --------
Cash and equivalents at end of period.......................  $ 26,851    $  35,962    $ 45,192
                                                              ========    =========    ========

See notes to consolidated financial statements.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Quanex Corporation and its subsidiaries (the "Company"), all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

  SCOPE OF OPERATIONS

The Company operates primarily in two industry segments: the manufacturing of engineered steel bars and aluminum products. The Company's products include engineered steel bars, aluminum sheet, aluminum fabricated products and impact extrusions. The Company's manufacturing operations are conducted primarily in the United States.

  REVENUES

The company recognizes revenues when products are shipped and the title and risk of ownership pass to the customer.

  STATEMENTS OF CASH FLOWS

The Company generally considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Similar investments with original maturities beyond three months are considered short-term investments. For fiscal years 1997, 1996 and 1995 cash paid for income taxes was $13,906,000, $19,551,000, and $17,572,000, respectively. These amounts are before refunds of $471,000, $204,000, and $47,000, respectively. Cash paid for interest for fiscal 1997, 1996 and 1995 was $17,964,000, $12,084,000, and $10,324,000, respectively. Non-cash investing and financing activities in fiscal 1995 included the exchange of $84,920,000 of the Company's Cumulative Convertible Exchangeable Preferred Stock for the Company's 6.88% Convertible Subordinated Debentures due June 30, 2007, and the conversion of $1,330,000 of the Company's Cumulative Convertible Exchangeable Preferred Stock to the Company's common stock. (See Note 2 regarding acquisitions)

  INVENTORIES

Inventories are valued at the lower of cost or market. The accounting methods used in valuing the Company's inventories are described in Note 5.

  LONG-LIVED ASSETS

Goodwill represents the excess of the purchase price over the fair value of acquired companies and is being amortized on a straight line basis over forty years for the goodwill resulting from the acquisition of Nichols Homeshield in 1989, and over twenty-five years for the goodwill resulting from the acquisitions of Piper Impact, Inc. in 1996 and Piper Impact Europe B.V. in 1997 (See Note 2). At October 31, 1997 and 1996, accumulated amortization was $10,398,000 and $7,297,000, respectively. The Company evaluates any possible impairment of goodwill using estimates of undiscounted future cash flows.

  Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of certain categories are as follows:

                                                                 Years
                                                                --------
Land improvements...........................................    10 to 25
Buildings...................................................    10 to 40
Machinery and equipment.....................................    3 to 20

--------------------------------------------------------------------------------

During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". The statement establishes accounting standards related to the impairment of long-lived assets, such as property, plant, equipment and intangibles. The Company adopted statement No. 121 in fiscal 1997 and did not experience any material impact on its financial position or results of operations.

  HEDGING

The Company uses futures and option contracts to hedge a portion of its exposure to price fluctuations of aluminum. Hedging gains and losses are recognized concurrently with the related sales transactions. The Company enters into interest rate agreements which effectively exchange variable interest rate debt for fixed interest rate debt. The agreements are used to reduce the exposure to increasing interest rates. The Company enters into these agreements with major financial institutions. The Company does not use derivative financial instruments for trading or speculative purposes. (See Note 15)

  EARNINGS PER SHARE DATA

Primary earnings per share is computed by deducting preferred dividends from net income in order to determine net income attributable to common stockholders. This amount is then divided by the weighted average number of common shares outstanding and common stock equivalents.
  Fully diluted earnings per-share amounts assume conversion of the Company's 6.88% Convertible Subordinated Debentures, the elimination of the related interest and amortization of issuance costs, net of tax, and the issuance of common stock for all other potentially dilutive common stock equivalents outstanding.
  In February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128 -- "Earnings per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements for Earnings Per Share ("EPS"). SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No.
15 -- "Earnings per Share" ("APB 15") with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company is required to adopt SFAS 128 with its January 31, 1998 financial statements and restate all prior-period EPS disclosure.
  Under SFAS 128, the Company's pro forma basic and diluted EPS would have been:

                                                              1997      1996      1995
                                                              -----    ------    ------
Basic EPS:
  Continuing operations.....................................  $2.01    $ 1.70    $ 1.44
  Discontinued operations...................................   0.37      0.73      0.78
  Gain on sale of discontinued operations...................   2.63        --        --
  Extraordinary charge......................................     --     (0.19)    (0.15)
                                                              -----    ------    ------
          Total Basic EPS...................................  $5.01    $ 2.24    $ 2.07
Diluted EPS:
  Continuing operations.....................................  $1.90    $ 1.60    $ 1.51
  Discontinued operations...................................   0.31      0.60      0.64
  Gain on sale of discontinued operations...................   2.17        --        --
  Extraordinary charge......................................     --     (0.15)    (0.12)
                                                              -----    ------    ------
          Total Diluted EPS.................................  $4.38    $ 2.05    $ 2.03
                                                              =====    ======    ======

  FOREIGN CURRENCY TRANSLATION

Gains and losses resulting from translation of the Company's foreign subsidiary's operations are included as a separate component of stockholder's equity.

  USE OF ESTIMATES

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

--------------------------------------------------------------------------------

financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  RECLASSIFICATION

Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to 1997 presentations.

2. ACQUISITIONS

On August 9, 1996, the Company acquired the assets, net of various liabilities, of Piper Impact, Inc. ("Piper Impact"). Piper Impact is a manufacturer of custom-designed, impact-extruded aluminum and steel parts for the transportation, electronics and defense markets, with production facilities in New Albany, Mississippi and Park City, Utah.
  Piper Impact's net assets were acquired for approximately $130 million in cash, cash equivalents, and notes. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the assets and liabilities of Piper Impact based on their estimated fair values. The goodwill associated with the Piper Impact acquisition approximated $56 million, which is being amortized on a straight-line basis over twenty-five years. To finance the acquisition, the Company entered into an unsecured revolving credit/term loan facility which provides for the borrowing of up to $250 million. (See Note 8)
  Liabilities assumed included an estimated $20 million related to costs for further investigation and specified environmental remediation. These cost estimates include charges for additional studies, remediation, renovations to affected facilities and equipment, and other compliance expenditures. The estimated range of costs is $15 million to $25 million of which the accrual represents management's best estimate of total costs expected to be incurred. Actual expenditures could differ from current estimates as additional studies are completed, requiring revisions to the remediation and restoration plan.
  The unaudited pro-forma consolidated results of operations of the Company are shown below as if the acquisition had occurred at the beginning of the fiscal periods indicated. These results are not necessarily indicative of the results which would actually have occurred if the purchase had taken place at the beginning of the periods, nor are they necessarily indicative of future results.

                                                                   Pro Forma
                                                              --------------------
                                                                  October 31,
                                                              --------------------
                                                                1996        1995
                                                              --------------------

                                                                 (In thousands,
                                                                   except per
                                                                 share amounts)
                                                                  (Unaudited)
Net sales...................................................  $708,492    $710,357
Income before extraordinary charge..........................    27,751      28,801
Preferred dividends.........................................        --       3,957
Net income attributable to common shareholders before
  extraordinary charge......................................    27,751      24,844
Earnings per share before extraordinary charge:
  Primary...................................................  $   2.03    $   1.83
  Fully diluted.............................................  $   1.89    $   1.83

--------------------------------------------------------------------------------

On October 29, 1997, the Company, through its Dutch subsidiary, Piper Impact Europe B.V. ("Piper Europe"), acquired the net assets of Advanced Metal Forming C.V., a Dutch limited partnership, for approximately $30 million. The Company's balance sheet as of October 31, 1997 includes Piper Europe. The income statement for the twelve months ended October 31, 1997 does not include Piper Europe.
  Piper Europe produces aluminum impact extrusions and precision steel stampings for the automotive and electronics industries in Europe and North America. Piper Europe employs approximately 260 people, and its manufacturing facilities are located near Zwolle in The Netherlands.

3. DISCONTINUED OPERATIONS

In April 1997, the Company completed the sale of its LaSalle Steel Company ("LaSalle") subsidiary. The Company recorded an after tax gain on the sale of $36,290,000 in the second quarter of fiscal 1997. LaSalle's results of operations have been classified as discontinued operations and prior periods have been restated. For business segment reporting purposes, LaSalle's data was previously reported as the segment "Cold Finished Steel Bars".
  In December 1997, the Company completed the sale of its tubing operations, comprised of Michigan Seamless Tube, Gulf States Tube, and the Tube Group Administrative Office ("Tubing Operations"). The Company will record a gain on the sale of approximately $13,000,000 in the first quarter of fiscal 1998. Results of these operations have been classified as discontinued and prior periods have been restated. For business segment reporting purposes, Tubing Operations were previously classified as "Steel Tubes". (See Note 17)
  Net sales and income from discontinued operations are as follows:

                                                                  Years Ended October 31,
                                                              --------------------------------
                                                                1997        1996        1995
                                                              --------------------------------
                                                                       (In thousands)
Net sales...................................................  $187,123    $275,641    $287,210
Operating income............................................     7,962      17,090      18,069
Income tax expense..........................................    (2,786)     (7,178)     (7,589)
Income from discontinued operations.........................  $  5,176    $  9,912    $ 10,480

                                                                  October 31,
                                                              --------------------
                                                                1997        1996
                                                             --------------------

                                                                  (In thousands)
Net Assets of Discontinued Operations
Current assets..............................................  $ 24,388    $ 60,697
Property, plant and equipment, net..........................    17,357      32,381
Other assets................................................     2,784       5,010
Current liabilities.........................................   (11,241)    (38,663)
Deferred pension credits....................................    (4,373)    (10,183)
Deferred postretirement welfare benefits....................   (22,406)    (49,169)
Deferred income taxes.......................................     6,718      16,421
Adjustment for minimum pension liability....................       327       2,336
                                                              --------    --------
  Net assets of discontinued operations.....................  $ 13,554    $ 18,830
                                                              ========    ========

--------------------------------------------------------------------------------

4. INCOME TAXES

Income tax expense (benefit) consists of the following:

                                                                 Years Ended October 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -----------------------------
                                                                     (In thousands)
Current:
  Federal...................................................  $   846    $12,914    $11,147
  State.....................................................    2,829      2,865        562
                                                              -------    -------    -------
                                                                3,675     15,779     11,709
Deferred....................................................   11,250        860      5,222
                                                              -------    -------    -------
Income taxes from continuing operations.....................   14,925     16,639     16,931
Income taxes from discontinued operations...................    2,786      7,178      7,589
Income taxes from sale of discontinued operations...........   13,178         --         --
Reduction of taxes from extinguishment of debt..............       --     (1,826)    (1,463)
                                                              -------    -------    -------
     Totals.................................................  $30,889    $21,991    $23,057
                                                              =======    =======    =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
  Significant components of the Company's net deferred tax liability are as follows:

                                                                 October 31,
                                                              ------------------
                                                               1997       1996
                                                              ------------------

                                                                (In thousands)
Deferred tax liability:
  Property, plant and equipment.............................  $43,092    $34,843
  Inventory.................................................      412       (587)
  Other.....................................................   12,735     12,791
                                                              -------    -------
                                                               56,239     47,047
                                                              -------    -------
Deferred tax assets:
  Postretirement benefit obligation.........................    2,969      2,762
  Other employee benefit obligations........................    8,143      7,041
  Other accrued liabilities.................................    2,617      6,092
                                                              -------    -------
                                                               13,729     15,895
                                                              -------    -------
Net deferred tax liability..................................  $42,510    $31,152
                                                              =======    =======
Deferred income tax liability -- non-current................  $48,111    $40,454
Deferred tax assets -- current..............................   (5,601)    (9,302)
                                                              -------    -------
          Net deferred tax liability........................  $42,510    $31,152
                                                              =======    =======

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for the following reasons:

                                                                 Years Ended October 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -----------------------------
                                                                     (In thousands)
Income tax expense at statutory tax rate....................  $14,925    $13,866    $14,109
Increase (decrease) in taxes resulting from:
  State income taxes, net of federal effect.................    1,655      2,148      2,220
  Goodwill..................................................      334        334        334
  Other items, net..........................................   (1,989)       291        268
                                                              -------    -------    -------
                                                              $14,925    $16,639    $16,931
                                                              =======    =======    =======

The Company reached a settlement with the Internal Revenue Service with respect to its tax audit of fiscal years 1992 through 1994. During 1997, the company made a payment of $2,016,000 of tax and related interest. Adequate provisions had been made in prior years and the settlement did not have a material effect on earnings for fiscal 1997.

--------------------------------------------------------------------------------

5. INVENTORIES

Inventories consist of the following:

                                                                 October 31,
                                                              ------------------
                                                               1997       1996
                                                              ------------------
                                                                (In thousands)
Raw materials...............................................  $19,432    $19,757
Finished goods and work in process..........................   47,739     53,100
                                                              -------    -------
                                                               67,171     72,857
Other.......................................................    5,864      5,971
                                                              -------    -------
          Total.............................................  $73,035    $78,828
                                                              =======    =======

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

LIFO........................................................  $51,517    $60,904
FIFO........................................................   21,518     17,924
                                                              -------    -------
          Total.............................................  $73,035    $78,828
                                                              =======    =======

With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $16,000,000 and $13,000,000 at October 31, 1997 and 1996, respectively.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                    October 31,
                                                              -----------------------
                                                                1997          1996
                                                              -----------------------
                                                                   (In thousands)
Land and land improvements..................................  $  18,901     $  16,381
Buildings...................................................     80,981        75,466
Machinery and equipment.....................................    461,817       424,577
Construction in progress....................................     81,155        34,890
                                                              ---------     ---------
                                                                642,854       551,314
Less accumulated depreciation and amortization..............   (263,783)     (232,149)
                                                              ---------     ---------
                                                              $ 379,071     $ 319,165
                                                              =========     =========

The Company had commitments for the purchase or construction of capital assets amounting to approximately $23 million at October 31, 1997.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                 October 31,
                                                              ------------------
                                                               1997       1996
                                                              ------------------
                                                                (In thousands)
Accrued contribution to pension funds.......................  $ 1,033    $ 1,023
Interest....................................................    2,516      2,925
Payroll, payroll taxes and employee benefits................   21,995     20,682
State and local taxes.......................................    1,985      1,647
Other.......................................................   15,679     11,707
                                                              -------    -------
                                                              $43,208    $37,984
                                                              =======    =======

--------------------------------------------------------------------------------

8. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt consists of the following:

                                                                  October 31,
                                                              --------------------
                                                                1997        1996
                                                              --------------------

                                                                 (In thousands)
Revolving credit agreements.................................  $100,185    $160,000
Convertible subordinated debentures.........................    84,920      84,920
Term loan...................................................     7,709          --
Bank borrowings due within one year.........................    10,278          --
Industrial Revenue and Economic Development Bonds,
  unsecured, payable in annual installments through the year
  2005, bearing interest ranging from 6.50% to 8.375%.......     3,275       3,275
Other.......................................................     6,541       5,318
                                                              --------    --------
                                                              $212,908    $253,513
Less maturities due within one year included in current
  liabilities...............................................    11,050          --
                                                              --------    --------
                                                              $201,858    $253,513
                                                              ========    ========

On July 23, 1996, the Company replaced its $75 million Revolving Credit and Letter of Credit Agreement with an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement consists of a revolving line of credit ("Revolver"). In July 1997, the term loan provisions of the Bank Agreement expired. The Bank Agreement expires July 23, 2002, and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either (a) the prime rate or the federal funds rate plus one percent, whichever is higher, or (b) a Eurodollar based rate. At October 31, 1997, the Company had $100 million outstanding under the Revolver. The weighted average interest rates on borrowings under the Revolver were 6.6% and 6.3% in 1997 and 1996, respectively. As of October 31, 1997, the Company was in compliance with all Bank Agreement covenants. Under the Company's most restrictive loan covenants, retained earnings of $42,954,000 at October 31, 1997 were available for dividends.
  On June 30, 1995, the Company exercised its right under the terms of its Cumulative Convertible Exchangeable Preferred Stock to exchange such stock for an aggregate of $84,920,000 of its 6.88% Convertible Subordinated Debentures due June 30, 2007 ("Debentures"). Interest is payable semi-annually on June 30 and December 31 of each year. The Debentures are subject to mandatory annual sinking fund payments sufficient to redeem 25% of the Debentures issued on each of June 30, 2005 and June 30, 2006, to retire a total of 50% of the Debentures before maturity. The Debentures are subordinate to all senior indebtedness of the Company and are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $31.50 per share.
  At October 31, 1994, the Company had $125 million outstanding in Senior Notes. The Senior Notes paid interest at 10.77% per annum. In December 1994, the Company acquired $59.5 million principal amount of the Senior Notes for a purchase price equal to 105% of the principal amount plus accrued interest. The Company recorded an extraordinary charge of $2.0 million ($3.5 million before tax) in the first quarter of 1995 related to the call premium and write-off of deferred debt issuance costs for the Senior Notes that were repurchased. In August 1995, the Company made a required annual repayment of $20.8 million principal amount. In December 1995, the Company acquired the remaining $44.7 million principal amount of the Senior Notes for a purchase price equal to 107.5% of the principal amount plus accrued interest. The second acquisition and related expenses resulted in an after-tax extraordinary charge of approximately $2.5 million ($4.3 million before tax) in the first quarter of 1996.
  On October 28, 1997, Piper Impact Europe B.V. ("Piper Europe") executed a stand-alone secured credit facility ("Credit Facility") providing up to 50 million Dutch Guilders ("NLG"). At October 31, 1997, 1 NLG was equal to .514 U.S. dollars. The Credit Facility consists of a Roll-Over Term Loan, a Medium Term Loan and an Overdraft Facility. The Roll-Over Term Loan provides NLG 15 million for loan periods of 1, 2, 3, 6, or 12 months with repayment of outstanding borrowings on October 27, 2002. Interest is payable on the repayment date at the Amsterdam Interbank Offering Rate (AIBOR) plus 90 basis points. In the case of a loan period of twelve months, interest is payable six months after the beginning of the loan period and on the repayment date. The Medium Term Loan provides NLG 15 million at 6.375% payable quarterly in arrears from March 1, 1998, with quarterly repayments of principal in equal amounts of NLG 500 thousand commencing January 1, 1999 through April 1, 2006. The Overdraft Facility provides an aggregate amount of NLG 20 million to cover overdrafts or up to NLG 15 million of loans for a period of one year, subject to annual renewal. Overdrafts bear interest at the Bank's published rate for overdraft facilities plus 1% per annum. Loans under the Overdraft Facility bear interest at AIBOR plus 45 to 55 basis points. The terms of Overdraft Facility loans are selected by Piper Europe to be a period of 1, 2, 3, 6, or 12 months. Interest on overdrafts are paid quarterly in arrears.

--------------------------------------------------------------------------------

  Interest on loans under the Overdraft Facility is payable on the repayment date, however, in the case of a loan period of twelve months, interest is payable six months after the beginning of the loan period and on the repayment date. At October 31, 1997, Piper Europe had NLG 35.3 million outstanding under the Credit Facility. As of October 31, 1997, Piper Europe was in compliance with all Credit Facility covenants.
  Aggregate maturities of long-term debt at October 31, 1997, are as follows (in thousands):

1998.................  $ 11,050
1999.................        --
2000.................        --
2001.................        --
2002.................   100,185
Thereafter...........   101,673
                       --------
                       $212,908
                       ========

9. PENSION PLANS AND RETIREMENT BENEFITS

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

                                                                Assets exceed        Accumulated benefit
                                                                 accumulated              obligation
                                                              benefit obligation        exceeds assets
                                                             --------------------    --------------------
                                                                             October 31,
                                                             --------------------------------------------
                                                               1997        1996        1997        1996
                                                             --------------------------------------------
                                                                            (In thousands)
Assets available for benefits..............................  $ 12,807    $  9,910     $ 3,606     $ 2,323
                                                             --------    --------     -------     -------
Projected benefit obligation
  Vested...................................................   (10,602)     (8,571)     (4,446)     (3,637)
  Nonvested................................................      (170)       (283)       (752)       (834)
                                                             --------    --------     -------     -------
     Accumulated benefit obligation........................   (10,772)     (8,854)     (5,198)     (4,471)
  Effect of future salary increases........................    (5,990)     (5,378)         --          --
                                                             --------    --------     -------     -------
          Total projected benefit obligation...............   (16,762)    (14,232)     (5,198)     (4,471)
                                                             --------    --------     -------     -------
Assets less than projected benefit obligation..............  $ (3,955)   $ (4,322)    $(1,592)    $(2,148)
                                                             ========    ========     =======     =======
Consisting of:
  Amounts to be offset against future pension costs:
     Assets in excess of obligation at adoption............  $    772    $    876     $    52     $    59
     Obligation (increase) decrease due to plan
       amendments..........................................       238         294        (816)       (826)
     Actuarial gains (losses)..............................     1,103         492        (541)       (836)
     Minimum liability adjustment..........................        --          --       1,305       1,604
  Amounts recognized in consolidated balance sheets:
     Deferred pension credit...............................    (5,371)     (5,250)     (1,256)     (1,860)
     Accrued contribution to pension funds.................      (697)       (734)       (336)       (289)
                                                             --------    --------     -------     -------
                                                             $ (3,955)   $ (4,322)    $(1,592)    $(2,148)
                                                             ========    ========     =======     =======

In accordance with the provisions of Statement of Financial Accounting Standards No. 87, the Company recorded additional minimum pension liabilities as of October 31, 1997 and 1996, representing the excess of the accumulated benefit obligations over the fair value of plan assets and accrued pension liabilities. The Company recorded additional pension liabilities of $1,305,000 and $1,604,000; intangible assets of $816,000 and $827,000; and stockholders' equity reductions, net of income taxes, of $298,000 and $475,000, as of October 31, 1997 and 1996, respectively.
  The projected unit credit method was used to determine the actuarial present value of the accumulated benefit obligation and the projected benefit obligation. For 1997, 1996 and 1995 the discount rate was 7.5%. The expected long term rate of return on assets was 10% for the three year period ending October 31, 1997. The assumed rate of increase in future compensation levels was 4.5% in 1997, 1996 and 1995. The plans invest primarily in marketable equity and debt securities.

--------------------------------------------------------------------------------

  Net pension costs for defined benefit plans were as follows:

                                                                 Years Ended October 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                     (In thousands)
Benefits earned during the year.............................  $ 1,371    $ 1,270    $ 1,109
Interest cost on projected benefit obligation...............    1,511      1,293      1,142
Actual return on plan assets................................   (2,561)    (1,400)    (1,319)
Net amortization and deferral...............................    1,250        335        348
                                                              -------    -------    -------
                                                              $ 1,571    $ 1,498    $ 1,280
                                                              =======    =======    =======

The Company has various defined contribution plans in effect for certain eligible employees. The Company makes contributions to the plans subject to certain limitations outlined in the plans. Contributions to these plans were approximately $2,919,000, $2,476,000, and $2,299,000 during fiscal 1997, 1996, and 1995, respectively.
  The Company has a Supplemental Benefit Plan covering certain key officers of the Company. Earned vested benefits under the Supplemental Benefit Plan were approximately $3,724,000, $2,959,000, and $4,107,000 at October 31, 1997, 1996
and 1995, respectively. These benefits are funded with life insurance policies purchased by the Company.

10. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides certain healthcare and life insurance benefits for eligible retired employees. Employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The Company continues to fund benefit costs on a pay-as-you-go basis; and, for fiscal year 1997, the Company made benefit payments totaling $247,000, compared to $171,000 and $366,000 in fiscal 1996 and 1995, respectively.
  The following table sets forth the funded status of the Company's projected postretirement benefits other than pensions, reconciled with amounts recognized in the Company's consolidated balance sheets at:

                                                                 October 31,
                                                              ------------------
                                                               1997       1996
                                                              ------------------
                                                                (In thousands)
Accumulated postretirement benefit obligation:
  Retirees..................................................  $(4,233)   $(3,870)
  Fully eligible active plan participants...................     (161)      (178)
  Other active plan participants............................   (2,217)    (2,043)
                                                              -------    -------
                                                               (6,611)    (6,091)
Plan assets at fair value...................................       --         --
                                                              -------    -------
Accumulated postretirement benefit obligation
     in excess of plan assets...............................   (6,611)    (6,091)
Unrecognized prior service cost.............................       --         --
Unrecognized net loss from past experience different from
  that assumed and from changes in assumption...............     (224)      (368)
                                                              -------    -------
Accrued postretirement benefit cost.........................  $(6,835)   $(6,459)
                                                              =======    =======

                                                              Years Ended October 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----------------------
                                                                  (In thousands)
Net periodic postretirement benefit cost:
  Service cost -- benefits attributed to service during the
     period.................................................   $148     $145     $124
  Interest cost on accumulated postretirement Benefit
     obligation.............................................    472      438      442
  Net amortization and deferral.............................      3        5       54
                                                               ----     ----     ----
  Net periodic postretirement benefit cost..................   $623     $588     $620
                                                               ====     ====     ====

The assumed healthcare cost trend rate was 8.8% in 1997, decreasing uniformly to 5.5% in the year 2003 and remaining level thereafter. The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.5% at October 31, 1997 and October 31, 1996.

--------------------------------------------------------------------------------

  If the healthcare cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of October 31, 1997 would be increased by 3.5%. The effect of this change on the sum of the service cost and interest cost would be an increase of 2.8%.

11. INDUSTRY SEGMENT INFORMATION

Quanex is principally a producer of specialized metals and metal products. The Company's operations primarily consist of two segments: engineered steel bars and aluminum products.
  For the year ended October 31, 1997, sales to Autoliv Inc. represented 13% of the Company's consolidated net sales. Sales to Autoliv are included in the aluminum products segment.

                                                                                          Corporate
                    Year ended                           Engineered        Aluminum          and
                 October 31, 1997                       Steel Bars(4)     Products(1)     Other(2)      Consolidated
--------------------------------------------------------------------------------------------------------------------

                                                                               (In thousands)
Net Sales:
  To unaffiliated companies........................          $301,436        $444,657           --          $746,093
  Intersegment(3)..................................           18,032              --       $(18,032)             --
                                                             -------         -------       -------          -------
Total..............................................          $319,468        $444,657      $(18,032)        $746,093
                                                             =======         =======       =======          =======
Operating Income (loss)............................          $50,762         $17,415       $(13,169)        $55,008
Depreciation and amortization:
  Operating........................................          $13,940         $23,227       $   131          $37,298
  Other............................................               --              --           567              567
                                                             -------         -------       -------          -------
Total..............................................          $13,940         $23,227       $   698          $37,865
                                                             =======         =======       =======          =======
Capital expenditures...............................          $35,220         $33,581       $   345          $69,146
Identifiable assets................................          $192,937        $443,799      $48,969          $685,705

(1) Identifiable assets includes Advanced Metal Forming C.V., acquired on October 29, 1997.
(2) Included in "Corporate and Other" are intersegment eliminations, corporate expenses and net assets of discontinued operations.
(3) Intersegment sales are conducted on an arm's-length basis.
(4) Includes Nitro Steel and Heat Treat divisions previously reported under the Steel Tubes segment. See Note 3.

                                                                                          Corporate
                    Year ended                           Engineered        Aluminum          and
                 October 31, 1996                       Steel Bars(4)     Products(1)     Other(2)      Consolidated
--------------------------------------------------------------------------------------------------------------------

                                                                               (In thousands)
Net Sales:
  To unaffiliated companies........................          $275,202        $344,867           --          $620,069
  Intersegment(3)..................................           16,965              --       $(16,965)             --
                                                             -------         -------       -------          -------
Total..............................................          $292,167        $344,867      $(16,965)        $620,069
                                                             =======         =======       =======          =======
Operating Income (loss)............................          $39,090         $22,070       $(14,727)        $46,433
Depreciation and amortization:
  Operating........................................          $18,263         $17,712       $   108          $36,083
  Other............................................               --              --           571              571
                                                             -------         -------       -------          -------
Total..............................................          $18,263         $17,712       $   679          $36,654
                                                             =======         =======       =======          =======
Capital expenditures...............................          $19,573         $15,031       $   133          $34,737
Identifiable assets................................          $171,351        $412,048      $55,549          $638,948

(1) Includes three months of Piper Impact's operations.
(2) Included in "Corporate and Other" are intersegment eliminations, corporate expenses and net assets of discontinued operations.
(3) Intersegment sales are conducted on an arm's-length basis.
(4) Includes Nitro Steel and Heat Treat divisions previously reported under the Steel Tubes segment. See Note 3.

--------------------------------------------------------------------------------

                                                                                       Corporate
                    Year ended                           Engineered       Aluminum        and
                 October 31, 1995                       Steel Bars(3)     Products     Other(1)      Consolidated
-----------------------------------------------------------------------------------------------------------------

                                                                             (In thousands)
Net Sales:
  To unaffiliated companies........................          $272,420     $331,565           --          $603,985
  Intersegment(2)..................................           14,229           --       $(14,229)             --
                                                             -------      -------       -------          -------
Total..............................................          $286,649     $331,565      $(14,229)        $603,985
                                                             =======      =======       =======          =======
Operating Income (loss)............................          $43,668      $21,128       $(17,336)        $47,460
Depreciation and amortization:
  Operating........................................          $15,537      $13,135       $   113          $28,785
  Other............................................               --           --           625              625
                                                             -------      -------       -------          -------
Total..............................................          $15,537      $13,135       $   738          $29,410
                                                             =======      =======       =======          =======
Capital expenditures...............................          $12,776      $ 8,704       $   149          $21,629
Identifiable assets................................          $177,079     $230,586      $58,793          $466,458

(1) Included in "Corporate and Other" are intersegment eliminations, corporate expenses and net assets of discontinued operations.
(2) Intersegment sales are conducted on an arm's length basis.
(3) Includes Nitro Steel and Heat Treat divisions previously reported under the Steel Tubes segment. See Note 3.

12. PREFERRED STOCK PURCHASE RIGHTS

The Company declared a dividend in 1986 of one Preferred Stock Purchase Right (a "Right") on each outstanding share of its common stock. This action was intended to assure that all shareholders would receive fair treatment in the event of a proposed takeover of the Company. On April 26, 1989, the Company amended the Rights to provide for additional protection to shareholders and to provide the Board of Directors of the Company with needed flexibility in responding to abusive takeover tactics. Each Right, when exercisable, entitles the holder to purchase 1/100th of a share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $60. Each 1/100th of a share of Series A Junior Participating Preferred Stock will be entitled to a dividend equal to the greater of $.01 or the dividend declared on each share of common stock, and will be entitled to 1/100th of a vote, voting together with the shares of common stock. The Rights will be exercisable only if, without the Company's prior consent, a person or group of persons acquires or announces the intention to acquire 20% or more of the Company's common stock. If the Company is acquired through a merger or other business combination transaction, each Right will entitle the holder to purchase $120 worth of the surviving company's common stock for $60. Additionally, if someone acquires 20% or more of the Company's common stock, each Right not owned by the 20% or greater shareholder would permit the holder to purchase $120 worth of the Company's common stock for $60. The Rights are redeemable, at the option of the Company, at $.02 per Right at any time until ten days after someone acquires 20% or more of the common stock. The Rights expire in 1999.
  As a result of the Rights distribution, 150,000 of the 1,000,000 shares of authorized Preferred Stock were reserved for issuance as Series A Junior Participating Preferred Stock.

13. PREFERRED STOCK -- DEPOSITARY CONVERTIBLE EXCHANGEABLE PREFERRED SHARES

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

--------------------------------------------------------------------------------

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

14. RESTRICTED STOCK AND STOCK OPTION PLANS

The Company has restricted stock and stock option plans which provide for the granting of common shares or stock options to key employees. Under the Company's restricted stock plan, common stock may be awarded to key employees. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The award vests during an eight year period based on the price of the Company's stock. Upon issuance of stock under the plan, unearned compensation equal to the market value at the date of grant is charged to stockholders' equity and subsequently amortized to expense over the restricted period. There were no restricted shares granted in 1995, 1996 or 1997. The amount charged to compensation expense was $185,000 in 1997, $132,000 in 1996, and $53,000 in 1995.
  Options are granted at prices determined by the Board of Directors which may not be less than the fair market value of the shares at the time the options are granted. Unless otherwise provided by the Board at the time of grant, options become exercisable in 33 1/3% increments maturing cumulatively on each of the first through third anniversaries of the date of grant and must be exercised no later than ten years from the date of grant. No options may be granted under the plans after December 1, 2002. There were 722,322, 624,035, and 140,151 shares available for granting of options at October 31, 1997, 1996, and 1995, respectively. Stock option transactions for the three years ended October 31, 1997, were as follows:

                                                                              Shares       Average
                                                                Shares         Under        Price
                                                              Exercisable     Option      Per Share
                                                              -------------------------------------
Balance at October 31, 1994.................................    405,299        794,801       $19
                                                                =======
  Granted...................................................                   295,000        20
  Exercised.................................................                   (28,768)       15
  Cancelled.................................................                        --        --
                                                                             ---------
Balance at October 31, 1995.................................    567,243      1,061,033        20
                                                                =======
  Granted...................................................                   269,650        28
  Exercised.................................................                   (69,503)       12
  Cancelled.................................................                    (3,534)       22
                                                                             ---------
Balance at October 31, 1996.................................    726,609      1,257,646        22
                                                                =======
  Granted...................................................                   165,700        29
  Exercised.................................................                  (323,218)       18
  Cancelled.................................................                   (13,987)       25
                                                                             ---------
Balance at October 31, 1997.................................    650,053      1,086,141       $24
                                                                =======      =========

The Company also has a stock option plan which provides for the granting of stock options to non-employee Directors to purchase up to an aggregate amount of 100,000 shares of common stock. The plan provides that each non-employee Director and each future non-employee Director, as of the first anniversary of the date of his election as a Director of the Company, will be granted an option to purchase 10,000 shares of common stock at a price per share of common stock equal to the fair market value of the common stock as of the date of the grant.
  Options become exercisable in 33 1/3% increments maturing cumulatively on each of the first through third anniversaries of the date of the grant and must be exercised no later than 10 years from the date of grant. No options may be granted under the plan after June 22, 1997. There were no shares available for granting of options

--------------------------------------------------------------------------------

at October 31, 1997. There were 20,000, and 40,000 shares available for granting of options at October 31, 1996 and 1995, respectively. Stock option transactions for the three years ended October 31, 1997, were as follows:

                                                                                Shares        Average
                                                                Shares          Under          Price
                                                              Exercisable       Option       Per Share
                                                              ----------------------------------------
Balance at October 31, 1994.................................     13,333          20,000         $17
                                                                =======
  Granted...................................................                         --          --
  Exercised.................................................                         --          --
  Cancelled.................................................                         --          --
                                                                               --------
Balance at October 31, 1995.................................     16,666          20,000         $17
                                                                =======
  Granted...................................................                     20,000          20
  Exercised.................................................                         --          --
  Cancelled.................................................                         --          --
                                                                               --------
Balance at October 31, 1996.................................     20,000          40,000         $18
                                                                =======
  Granted...................................................                         --          --
  Exercised.................................................                    (15,000)         18
  Cancelled.................................................                         --          --
                                                                               --------
Balance at October 31, 1997.................................     11,666          25,000         $18
                                                                =======        ========

In addition, the Company has a stock option plan which provides for the granting of stock options to non-employee Directors to purchase up to an aggregate of 210,000 shares of common stock. Each non-employee Director as of December 6, 1989, was granted an option to purchase 3,000 shares of common stock at a price per share of common stock equal to the fair market value of the common stock as of the date of grant. Also, each non-employee Director who is a director of the Company on any subsequent October 31, while the plan is in effect and shares are available for the granting of options hereunder, shall be granted on such October 31, an option to purchase 3,000 shares of common stock at a price equal to the fair market value of the common stock as of such October 31. Options become exercisable at any time commencing six months after the grant and must be exercised no later than 10 years from the date of grant. No option may be granted under the plan after December 5, 1999. There were 30,000, 51,000, and 72,000 shares available for granting of options at October 31, 1997, 1996 and 1995, respectively. Stock option transactions for the three years ended October 31, 1997, were as follows:

                                                                                Shares        Average
                                                                Shares          Under          Price
                                                              Exercisable       Option       Per Share
                                                              ----------------------------------------
Balance at October 31, 1994.................................     66,000          87,000         $20
                                                                =======
  Granted...................................................                     21,000          20
  Exercised.................................................                         --          --
  Cancelled.................................................                         --          --
                                                                               --------
Balance at October 31, 1995.................................     87,000         108,000         $20
                                                                =======
  Granted...................................................                     21,000          29
  Exercised.................................................                     (6,000)         19
  Cancelled.................................................                         --          --
                                                                               --------
Balance at October 31, 1996.................................    102,000         123,000         $22
                                                                =======
  Granted...................................................                     21,000          28
  Exercised.................................................                    (30,000)         18
  Cancelled.................................................                         --          --
                                                                               --------
Balance at October 31, 1997.................................     93,000         114,000         $24
                                                                =======        ========

On October 1, 1992, Carl E. Pfeiffer retired as the Chief Executive Officer of the Company. In connection with such retirement, the Company replaced options to purchase 60,000 shares of Common Stock at a weighted average exercise price of $15.85 held by Mr. Pfeiffer, under the Company's employee stock option plans with new options

--------------------------------------------------------------------------------

having the same exercise prices and expiration dates. Such options are substantially similar to the options previously held by him with the exception that vesting is not contingent upon his continued employment with the Company and the options expire on various dates between October 25, 1999, and October 13, 2001, instead of one year after retirement. There were no shares exercisable at October 31, 1997. There were 60,000 shares exercisable at October 31, 1996 and 1995. During the year ended October 31, 1997, 60,000 shares were exercised at an average price of $15.85 per share. There were no transactions related to these stock options during the years ended October 31, 1996 and 1995.

  STOCK BASED COMPENSATION

Effective November 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with SFAS No. 123, the Company will continue to apply the existing rules contained in Accounting Principles Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the required pro forma effect on net income and earnings per share of the fair value based method of accounting for stock based compensation as required by SFAS No. 123.
  The following pro forma summary of the Company's consolidated results of operations have been prepared as if the fair value based method of accounting for stock based compensation as required by SFAS No. 123 had been applied:

                                                              Years Ended October 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ------------------------

                                                                   (In thousands)
Net income attributable to common stockholders..............     $69,184       $30,368
SFAS No. 123 adjustment.....................................        (995)       (1,431)
                                                                 -------       -------
Pro forma net attributable to common stockholders...........     $68,189       $28,937
                                                                 =======       =======
Earnings per Common share:
  Primary as reported.......................................     $  4.93       $  2.22
  Primary pro forma.........................................     $  4.86       $  2.12
  Fully diluted as reported.................................     $  4.38       $  2.05
  Fully diluted pro forma...................................     $  4.32       $  1.96

  Fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996.

                                                               1997       1996
                                                              ------------------
Risk-free interest rate.....................................     5.39%      5.44%
Dividend yield..............................................     2.23%      2.23%
Volatility factor...........................................    29.83%     29.83%
Weighted average expected life..............................  5 YEARS    5 years

15. FINANCIAL INSTRUMENTS

The Company uses futures and option contracts to hedge a portion of its exposure to price fluctuations of aluminum. The exposure is related to the Company's backlog of aluminum sales orders with committed prices as well as future aluminum sales for which a sales price increase would lag a raw material cost increase. Firm price commitments do not extend beyond December, 1998. Hedging gains and losses are included in "Cost of sales" in the income statement concurrently with the hedged sales. Unrealized gains and losses related to open contracts are not reflected in the consolidated statements of income. At October 31, 1997, the Company had open futures contracts at fair values of $2.8 million and unrealized losses of $16,000 on such contracts. At October 31, 1997, these contracts covered a notional volume of 3,693,000 pounds of aluminum.
  In the fourth quarter of fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement, to fixed rate. Under these agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and received on a LIBOR based variable rate (5.78125% at October 31,
1997). Differentials to be paid or received under the agreements are recognized as interest expense. The agreements mature in 2003. The unrealized losses related to the interest rate swaps are $4.1 million ($3.1 million in 1996) on the total notional amount of $100 million ($100 million in 1996).

--------------------------------------------------------------------------------

  The fair values of the Company's financial assets approximate the carrying values reported on the consolidated balance sheet. The fair value of long-term debt was $215.6 million and $256.9 million, as of October 31, 1997 and 1996, respectively, as compared to carrying values at October 31, 1997 and 1996 of $212.9 million and $253.5 million, respectively.
  The fair value of long-term debt was based on the quoted market price, recent transactions, or based on rates available to the Company for instruments with similar terms and maturities. The fair value of interest rate swaps were estimated by discounting expected cash flows using quoted market interest rates.

16. CONTINGENCIES

Quanex is subject to loss contingencies arising from federal, state, and local environmental laws. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company accrues its best estimates of its cleanup obligations and adjusts such accruals as further information develops or circumstances change. Costs of future expenditures for environmental laws might be deemed to impose joint and several liability for remediation obligations, the Company accrues its allocable share of liability taking into account the number of companies participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company's alleged connections. It is management's opinion that the company has established appropriate reserves for environmental remediation obligations at various of its plant sites and disposal facilities. Those amounts are not expected to have a material adverse effect on the Company's financial condition. Total reserves include $20 million related to costs for further investigations, environmental remediation, and corrective actions in connection with the acquisition of Piper Impact. Actual cleanup costs at the Company's current plan sites, former plants, and disposal facilities could be more or less than the amounts accrued for remediation obligations. It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals that would be material to Quanex's financial statements because of uncertain ties as to the extent of environmental impact and concurrence of governmental authorities.

17. SUBSEQUENT EVENT

In December 1997, the Company completed the sale of its tubing operations, comprised of Michigan Seamless Tube, Gulf States Tube, and the Tube Group Administrative Office ("Tubing Operations"), to Vision Metals, Inc., a new company formed by certain management of the Tubing Operations and Citicorp Venture Capital, Ltd. Under the terms of the Purchase Agreement dated December 3, 1997, the Company received cash consideration of approximately $30 million, subject to post closing adjustments. The results of operations of the Tubing Operations have been classified as discontinued operations and prior periods have been restated. For business segment reporting purposes, the Tubing Operations were previously classified as "Steel Tubes". Two small divisions, Heat Treat Division and Nitro Steel Division, which were previously included within the "Steel Tubes" segment, were retained by the Company and are now included in the "Engineered Steel Bars" segment.

Quanex Corporation
SUPPLEMENTARY FINANCIAL DATA

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following sets forth the selected quarterly information for the years ended October 31, 1997 and 1996. The information presented has been restated to reflect LaSalle and the Tubing Operations as discontinued operations. (See Note 3 to the Consolidated Financial Statements)

                                                               First      Second     Third      Fourth
                                                              Quarter    Quarter    Quarter    Quarter
                                                              --------   --------   --------   --------
                                                               (In thousands except per share amounts)
1997:
Net sales...................................................  $167,955   $185,999   $196,589   $195,550
Gross profit................................................    20,732     26,265     28,807     26,671
Income from continuing operations...........................     3,372      7,339      8,607      8,400
Income from discontinued operations.........................       954      1,751        813      1,658
Gain on sale of discontinued operations.....................        --     36,290         --         --
                                                              --------   --------   --------   --------
Net income..................................................     4,326     45,380      9,420     10,058
Earnings per share:
  Primary:
     Income from continuing operations......................      0.23       0.53       0.61       0.59
     Income from discontinued operations....................      0.08       0.12       0.06       0.11
     Gain on sale of discontinued operations................        --       2.60         --         --
     Earnings per primary common share......................      0.31       3.25       0.67       0.70
  Assuming full dilution....................................  $   0.31   $   2.78   $   0.62   $   0.65
1996:
Net sales...................................................  $121,845   $143,497   $160,294   $194,433
Gross profit................................................    14,728     17,955     26,409     34,091
Income from continuing operations...........................     1,524      5,254      7,478      8,722
Income from discontinued operations.........................     2,523      2,878      1,667      2,844
Extraordinary charge -- early extinguishment of debt........    (2,522)        --         --         --
Net income..................................................     1,525      8,132      9,145     11,566
Earnings per share:
  Primary:
     Income from continuing operations......................      0.11       0.39       0.55       0.63
     Income from discontinued operations....................      0.19       0.21       0.12       0.21
     Extraordinary charge -- early extinguishment of debt...      (.19)        --         --         --
     Earnings per primary common share......................      0.11       0.60       0.67       0.84
  Assuming full dilution....................................  $   0.11   $   0.55   $   0.61   $   0.75

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                        Balance at   Charged to                           Balance
                                                        beginning    costs and                             at end
                     Description                         of year      expenses    Write-offs    Other     of year
------------------------------------------------------  ----------   ----------   ----------   -------   ----------
                                                                              (In thousands)
Allowance for doubtful accounts:
  Year ended October 31, 1997.........................    $7,703      $ 2,674      $   (39)    $    --    $10,338
  Year ended October 31, 1996.........................    $2,933      $10,449      $(5,679)    $    --    $ 7,703
  Year ended October 31, 1995.........................    $2,942      $   445      $  (454)    $    --    $ 2,933

QUARTERLY FINANCIAL RESULTS
(from continuing operations)

                                                                1997        1996       1995
---------------------------------------------------------------------------------------------
NET SALES (millions)
January.....................................................     167.96     121.85     128.64
April.......................................................     186.00     143.50     154.16
July........................................................     196.58     160.29     160.22
October.....................................................     195.55     194.43     160.97
---------------------------------------------------------------------------------------------
       Total................................................     746.09     620.07     603.99

GROSS PROFIT (millions)
January.....................................................      20.73      14.73      15.48
April.......................................................      26.27      17.95      19.98
July........................................................      28.81      26.41      23.55
October.....................................................      26.67      34.09      23.45
---------------------------------------------------------------------------------------------
       Total................................................     102.48      93.18      82.46

INCOME FROM CONTINUING OPERATIONS (millions)
January.....................................................       3.37       1.52       2.30
April.......................................................       7.34       5.26       6.11
July........................................................       8.61       7.48       7.57
October.....................................................       8.40       8.72       7.40
---------------------------------------------------------------------------------------------
       Total................................................      27.72      22.98      23.38

INCOME FROM CONTINUING OPERATIONS PER PRIMARY COMMON SHARE
January.....................................................        .23        .11        .07
April.......................................................        .53        .39        .34
July........................................................        .61        .55        .48
October.....................................................        .59        .63        .54
---------------------------------------------------------------------------------------------
       Total................................................       1.98       1.68       1.43

QUARTERLY COMMON STOCK DIVIDENDS
January.....................................................        .15        .15        .14
April.......................................................        .15        .15        .15
July........................................................        .15        .15        .15
October.....................................................        .16        .15        .15
---------------------------------------------------------------------------------------------
       Total................................................        .61        .60        .59

COMMON STOCK SALES PRICE (High & Low)
January.....................................................  29 1/8-24 1/4 21 1/8-18 24 5/8-20
April.......................................................  27 7/8-23 3/8 22 3/8-19 5/8 23 7/8-21
July........................................................  34 1/8-25 1/8 23 7/8-19 3/8 26 5/8-22 1/8
October.....................................................  36 1/2-26 1/4 28 3/4-19 5/8  26-18 5/
---------------------------------------------------------------------------------------------

ITEM 9 DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                        ----
(a)  1.   Financial Statements
          Independent Auditors' Report................................    18
          Consolidated Balance Sheets.................................    19
          Consolidated Statements of Income...........................    20
          Consolidated Statements of Stockholders' Equity.............    21
          Consolidated Statements of Cash Flow........................    22
          Notes to Consolidated Financial Statements..................    23
     2.   Financial Statement Schedule
          Schedule II -- Valuation and qualifying accounts............    38
     Schedules not listed or discussed above have been omitted as they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.
     3.   Exhibits....................................................    41

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
          2.1            -- Asset Purchase Agreement dated July 31, 1996, among the
                            Company, Piper Impact, Inc., a Delaware corporation,
                            Piper Impact, Inc., A Tennessee corporation, B. F.
                            Sammons and M. W. Robbins, filed as Exhibit 2.1 of the
                            Company's Report on Form 8-K, dated August 9, 1996, and
                            incorporated herein by reference.
          2.2            -- Stock Purchase Agreement dated April 18, 1997, by and
                            among Niagara Corporation, Niagara Cold Drawn Corp., and
                            Quanex Corporation filed as Exhibit 2.1 to the Company's
                            Current Report on Form 8-K, dated May 5, 1997, and
                            incorporated herein by reference.
          2.3            -- Purchase Agreement dated December 31, 1997, among Quanex
                            Corporation, Vision Metals Holdings, Inc., and Vision
                            Metals, Inc., filed as Exhibit 2.1 to the Company's
                            Current Report on Form 8-K, dated December 3, 1997, and
                            incorporated herein by reference.
          3.1            -- Restated Certificate of Incorporation of the Registrant,
                            as amended on February 27, 1997, filed as Exhibit 4.1 to
                            the Registrant's Registration Statement on Form S-8,
                            Registration No. 333-22977, and incorporated herein by
                            reference.
          3.2            -- Amended and Restated Bylaws of the Registrant, as amended through December 12, 1996, filed as Exhibit 3.2 to the
                            Registrant's Annual Report on Form 10-K for the fiscal
                            year ended October 31, 1996, and incorporated herein by
                            reference.
          4.1            -- Form of Registrant's Common Stock certificate, filed as
                            Exhibit 4.1 of the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended April 30, 1987, and
                            incorporated herein by reference.
          4.2            -- Amended and Restated Rights Agreement between the
                            Registrant and Manufacturers Hanover Trust Company, as
                            Rights Agent, filed as Exhibit 1 to Amendment No. 1 to
                            the Registrant's Form 8-A dated April 28, 1989, and
                            incorporated herein by reference.
          4.3            -- Amended and Restated Certificate of Designation,
                            Preferences and Rights of the Registrant's Series A
                            Junior Participating Preferred Stock, filed as Exhibit 1
                            to Amendment No. 1 to the Registrant's Form 8-A dated
                            April 28, 1989, and incorporated herein by reference.
          4.4            -- Form of Indenture relating to the Registrant's 6.88%
                            Convertible Subordinated Debentures due 2007 between the
                            Registrant and Chemical Bank, as Trustee, filed as
                            Exhibit 19.2 to the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended April 30, 1992, and
                            incorporated herein by reference.

          4.5            -- $250,000,000 Revolving Credit and Term Loan Agreement
                            dated as of July 23, 1996, among the Company, Comerica
                            Bank, as Agent, and Harris Trust and Savings Bank and
                            Wells Fargo Bank (Texas), NA as Co-Agents, filed as
                            Exhibit 4.1 of the Company's Report on Form 8-K, dated
                            August 9, 1996, and incorporated herein by reference.
         10.1            -- Agreement of Lease between Leland Tube Company, Inc. and
                            Role Realty Co., dated March 5, 1970, with attached
                            Assignment of Tenant's Interest in Lease from Leland Tube
                            Company to the Registrant, dated May 31, 1979, and filed
                            as Exhibit 10.3 of the Registrant's Form S-2,
                            Registration No. 2-88583, and incorporated herein by
                            reference.
         10.2            -- Agreement of Lease between Leland Tube Company, Inc. and
                            Role Realty Co., dated January 24, 1973, with attached
                            Assignment of Tenant's Interest in Lease from Leland Tube
                            Company to the Registrant, dated May 31, 1979, and filed
                            as Exhibit 10.4 of the Registrant's Form S-2,
                            Registration No. 2-88583, and incorporated herein by
                            reference.
         10.3            -- Lease Agreement between the Registrant and William M.
                            Paul and Associates, dated August 27, 1980, filed as
                            Exhibit 10.5 of the Registrant's Form S-2, Registration
                            No. 2-88583, and incorporated herein by reference.
         10.4            -- Agreement of Lease between the Registrant and 3D Tower
                            Limited, dated March 5, 1985, filed as Exhibit 10.13 of
                            the Registrant's Annual Report on Form 10-K for the
                            fiscal year ended October 31, 1985, and incorporated
                            herein by reference, as amended by the First Amendment to
                            Lease Agreement between the Registrant and VPM 1989-1,
                            Ltd. effective December 8, 1989 and the amendment filed
                            as Exhibit 10.23 of the Registrant's Quarterly Report on
                            Form 10-Q for the quarter ended January 31, 1995.
        +10.5            -- Quanex Corporation 1988 Stock Option Plan, as amended,
                            and form of Stock Option Agreement filed as Exhibit 10.4
                            to the Registrant's Annual Report on Form 10-K for the
                            year ended October 31, 1988, together with the amendment
                            filed as Exhibit 10.17 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended January 31,
                            1995, and incorporated herein by reference.
        +10.6            -- Quanex Corporation Deferred Compensation Plan, as amended and restated filed as Exhibit 10.6 of the Registrant's
                            Annual Report on Form 10-K for the year ended October 31,
                            1995, and incorporated herein by reference
        +10.7            -- Quanex Corporation 1978 Stock Option Plan, as amended,
                            filed as Exhibit 10.6 to the Registrant's Annual Report
                            on Form 10-K for the year ended October 31, 1988,
                            together with the amendment filed as Exhibit 10.16 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended January 31, 1995, and incorporated herein
                            by reference.
        +10.8            -- Quanex Corporation Executive Incentive Compensation Plan,
                            as amended, filed as Exhibit 10.8 to the Registrant's
                            Form 10-K for the fiscal year ended October 31, 1993, and
                            incorporated herein by reference.
        +10.9            -- Quanex Corporation Supplemental Benefit Plan, effective
                            February 28, 1980 as restated November 1, 1988 and
                            amended on June 28, 1991, filed as Exhibit 10.9 to the
                            Registrant's Annual Report on Form 10-K for the year
                            ended October 31, 1991, and incorporated herein by
                            reference.
        +10.10           -- Form of Severance Compensation Agreement and Escrow
                            Agreement, adopted on February 28, 1985, between the
                            Registrant and each executive officer of the Registrant,
                            filed as Exhibit 10.14 of the Registrant's Annual Report
                            on Form 10-K for the fiscal year ended October 31, 1985,
                            and incorporated herein by reference.
        +10.11           -- Quanex Corporation Stock Option Loan Plan for Key
                            Officers, filed as Exhibit 10.13 of the Registrant's
                            Annual Report on Form 10-K for the fiscal year ended
                            October 31, 1988, and incorporated herein by reference.
        +10.12           -- Quanex Corporation 1987 Non-Employee Director Stock
                            Option Plan, as amended, and the related form of Stock
                            Option Agreement, filed as Exhibit 10.14 of the
                            Registrant's Annual Report on Form 10-K for the fiscal
                            year ended October 31, 1988, together with the amendment
                            filed as Exhibit 10.14 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended January 31,
                            1995, and incorporated herein by reference.

        +10.13           -- Quanex Corporation 1989 Non-Employee Director Stock
                            Option Plan, as amended, filed as Exhibit 4.4 of the
                            Registrant's Form S-8, Registration No. 33-35128,
                            together with the amendment filed as Exhibit 10.15 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended January 31, 1995, and incorporated herein
                            by reference.
        +10.14           -- Quanex Corporation Employee Stock Option and Restricted
                            Stock Plan, as amended, filed as Exhibit 10.14 of the
                            Registrant's Annual Report on Form 10-K for the fiscal
                            year ended October 31, 1994, and incorporated herein by
                            reference.
        +10.15           -- Retirement Agreement dated as of September 1, 1992,
                            between the Registrant and Carl E. Pfeiffer, filed as
                            Exhibit 10.20 to the Registrant's Annual Report on Form
                            10-K for the fiscal year ended October 31, 1992, and
                            incorporated herein by reference.
        +10.16           -- Stock Option Agreement dated as of October 1, 1992,
                            between the Registrant and Carl E. Pfeiffer, filed as
                            Exhibit 10.21 to the Registrant's Annual Report on Form
                            10-K for the fiscal year ended October 31, 1992, and
                            incorporated herein by reference.
        +10.17           -- Deferred Compensation Agreement dated as of July 31,
                            1992, between the Registrant and Carl E. Pfeiffer, filed
                            as Exhibit 10.22 to the Registrant's Annual Report on
                            Form 10-K for the fiscal year ended October 31, 1992, and
                            incorporated herein by reference.
        +10.18           -- Quanex Corporation Non-Employee Director Retirement Plan,
                            filed as Exhibit 10.18 of the Registrant's Annual Report
                            on Form 10-K for the fiscal year ended October 31, 1994,
                            and incorporated herein by reference.
        +10.19           -- 1996 Employee Stock Option Plan and Restricted Stock
                            Plan, filed as Exhibit 10.19 of the Registrant's Annual
                            Report on Form 10-K for the fiscal year ended October 31,
                            1996, and incorporated herein by reference.
        +10.20           -- Quanex Corporation Deferred Compensation Trust filed as
                            Exhibit 4.8 of the Registrant's Registration Statement on
                            Form S-3, Registration No. 333-36635, and incorporated
                            herein by reference.
       +*10.21           -- Quanex Corporation 1997 Non-Employee Director Stock
                            Option Plan.
        *11              -- Statement re computation of per share earnings.
        *21              -- Subsidiaries of the Registrant.
        *23              -- Consent of Deloitte & Touche LLP.
        *27              -- Financial Data Schedule

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

(b) Reports on Form 8-K

No Reports on Form 8-K were filed by the Company during the quarter ended October 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANEX CORPORATION

              By: /s/ VERNON E. OECHSLE                Director, President and Chief Executive  January 12, 1998
  -------------------------------------------------      Officer (Principal Executive Officer)
                  Vernon E. Oechsle

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                         TITLE                         DATE
                      ---------                                         -----                         ----

              By: /s/ ROBERT C. SNYDER                 Director and Chairman                    January 12, 1998
  -------------------------------------------------
                  Robert C. Snyder

              By: /s/ VERNON E. OECHSLE                Director, President and Chief Executive  January 12, 1998
  -------------------------------------------------      Officer
                  Vernon E. Oechsle

              By: /s/ CARL E. PFEIFFER                 Director                                 January 12, 1998
  -------------------------------------------------
                  Carl E. Pfeiffer

              By: /s/ GERALD B. HAECKEL                Director                                 January 12, 1998
  -------------------------------------------------
                  Gerald B. Haeckel

              By: /s/ JOHN D. O'CONNELL                Director                                 January 12, 1998
  -------------------------------------------------
                  John D. O'Connell

            By: /s/ DONALD G. BARGER, JR.              Director                                 January 12, 1998
  -------------------------------------------------
                Donald G. Barger, Jr.

             By: /s/ VINCENT R. SCORSONE               Director                                 January 12, 1998
  -------------------------------------------------
                 Vincent R. Scorsone

            By: /s/ MICHAEL J. SEBASTIAN               Director                                 January 12, 1998
  -------------------------------------------------
                Michael J. Sebastian

              By: /s/ RUSSELL M. FLAUM                 Director                                 January 12, 1998
  -------------------------------------------------
                  Russell M. Flaum

               By: /s/ JAMES H. DAVIS                  Executive Vice President and Chief       January 12, 1998
  -------------------------------------------------      Operating Officer (Principal
                   James H. Davis                        Operating Officer)

                By: /s/ WAYNE M. ROSE                  Vice President-Finance and Corporate     January 12, 1998
  -------------------------------------------------      Development Chief Financial Officer
                    Wayne M. Rose                        (Principal Financial Officer)

               By: /s/ VIREN M. PARIKH                 Controller (Principal Accounting         January 12, 1998
  -------------------------------------------------      Officer)
                   Viren M. Parikh

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
          2.1            -- Asset Purchase Agreement dated July 31, 1996, among the
                            Company, Piper Impact, Inc., a Delaware corporation,
                            Piper Impact, Inc., A Tennessee corporation, B. F.
                            Sammons and M. W. Robbins, filed as Exhibit 2.1 of the
                            Company's Report on Form 8-K, dated August 9, 1996, and
                            incorporated herein by reference.
          2.2            -- Stock Purchase Agreement dated April 18, 1997, by and
                            among Niagara Corporation, Niagara Cold Drawn Corp., and
                            Quanex Corporation filed as Exhibit 2.1 to the Company's
                            Current Report on Form 8-K, dated May 5, 1997, and
                            incorporated herein by reference.
          2.3            -- Purchase Agreement dated December 31, 1997, among Quanex
                            Corporation, Vision Metals Holdings, Inc., and Vision
                            Metals, Inc., filed as Exhibit 2.1 to the Company's
                            Current Report on Form 8-K, dated December 3, 1997, and
                            incorporated herein by reference.
          3.1            -- Restated Certificate of Incorporation of the Registrant,
                            as amended on February 27, 1997, filed as Exhibit 4.1 to
                            the Registrant's Registration Statement on Form S-8,
                            Registration No. 333-22977, and incorporated herein by
                            reference.
          3.2            -- Amended and Restated Bylaws of the Registrant, as amended through December 12, 1996 filed as Exhibit 3.2 to the
                            Registrant's Annual Report on Form 10-K for the fiscal
                            year ended October 31, 1996, and incorporated herein by
                            reference.
          4.1            -- Form of Registrant's Common Stock certificate, filed as
                            Exhibit 4.1 of the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended April 30, 1987, and
                            incorporated herein by reference.
          4.2            -- Amended and Restated Rights Agreement between the
                            Registrant and Manufacturers Hanover Trust Company, as
                            Rights Agent, filed as Exhibit 1 to Amendment No. 1 to
                            the Registrant's Form 8-A dated April 28, 1989, and
                            incorporated herein by reference.
          4.3            -- Amended and Restated Certificate of Designation,
                            Preferences and Rights of the Registrant's Series A
                            Junior Participating Preferred Stock, filed as Exhibit 1
                            to Amendment No. 1 to the Registrant's Form 8-A dated
                            April 28, 1989, and incorporated herein by reference.
          4.4            -- Form of Indenture relating to the Registrant's 6.88%
                            Convertible Subordinated Debentures due 2007 between the
                            Registrant and Chemical Bank, as Trustee, filed as
                            Exhibit 19.2 to the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended April 30, 1992, and
                            incorporated herein by reference.
          4.5            -- $250,000,000 Revolving Credit and Term Loan Agreement
                            dated as of July 23, 1996, among the Company, Comerica
                            Bank, as Agent, and Harris Trust and Savings Bank and
                            Wells Fargo Bank (Texas), NA as Co-Agents, filed as
                            Exhibit 4.1 of the Company's Report on Form 8-K, dated
                            August 9, 1996, and incorporated herein by reference.
         10.1            -- Agreement of Lease between Leland Tube Company, Inc. and
                            Role Realty Co., dated March 5, 1970, with attached
                            Assignment of Tenant's Interest in Lease from Leland Tube
                            Company to the Registrant, dated May 31, 1979, and filed
                            as Exhibit 10.3 of the Registrant's Form S-2,
                            Registration No. 2-88583, and incorporated herein by
                            reference.
         10.2            -- Agreement of Lease between Leland Tube Company, Inc. and
                            Role Realty Co., dated January 24, 1973, with attached
                            Assignment of Tenant's Interest in Lease from Leland Tube
                            Company to the Registrant, dated May 31, 1979, and filed
                            as Exhibit 10.4 of the Registrant's Form S-2,
                            Registration No. 2-88583, and incorporated herein by
                            reference.
         10.3            -- Lease Agreement between the Registrant and William M.
                            Paul and Associates, dated August 27, 1980, filed as
                            Exhibit 10.5 of the Registrant's Form S-2, Registration
                            No. 2-88583, and incorporated herein by reference.

         10.4            -- Agreement of Lease between the Registrant and 3D Tower
                            Limited, dated March 5, 1985, filed as Exhibit 10.13 of
                            the Registrant's Annual Report on Form 10-K for the
                            fiscal year ended October 31, 1985, and incorporated
                            herein by reference, as amended by the First Amendment to
                            Lease Agreement between the Registrant and VPM 1989-1,
                            Ltd. effective December 8, 1989 and the amendment filed
                            as Exhibit 10.23 of the Registrant's Quarterly Report on
                            Form 10-Q for the quarter ended January 31, 1995.
        +10.5            -- Quanex Corporation 1988 Stock Option Plan, as amended,
                            and form of Stock Option Agreement filed as Exhibit 10.4
                            to the Registrant's Annual Report on Form 10-K for the
                            year ended October 31, 1988, together with the amendment
                            filed as Exhibit 10.17 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended January 31,
                            1995, and incorporated herein by reference.
        +10.6            -- Quanex Corporation Deferred Compensation Plan, as amended and restated filed as Exhibit 10.6 of the Registrant's
                            Annual Report on Form 10-K for the year ended October 31,
                            1995, and incorporated herein by reference
        +10.7            -- Quanex Corporation 1978 Stock Option Plan, as amended,
                            filed as Exhibit 10.6 to the Registrant's Annual Report
                            on Form 10-K for the year ended October 31, 1988,
                            together with the amendment filed as Exhibit 10.16 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended January 31, 1995, and incorporated herein
                            by reference.
        +10.8            -- Quanex Corporation Executive Incentive Compensation Plan,
                            as amended, filed as Exhibit 10.8 to the Registrant's
                            Form 10-K for the fiscal year ended October 31, 1993, and
                            incorporated herein by reference.
        +10.9            -- Quanex Corporation Supplemental Benefit Plan, effective
                            February 28, 1980 as restated November 1, 1988 and
                            amended on June 28, 1991, filed as Exhibit 10.9 to the
                            Registrant's Annual Report on Form 10-K for the year
                            ended October 31, 1991, and incorporated herein by
                            reference.
        +10.10           -- Form of Severance Compensation Agreement and Escrow
                            Agreement, adopted on February 28, 1985, between the
                            Registrant and each executive officer of the Registrant,
                            filed as Exhibit 10.14 of the Registrant's Annual Report
                            on Form 10-K for the fiscal year ended October 31, 1985,
                            and incorporated herein by reference.
        +10.11           -- Quanex Corporation Stock Option Loan Plan for Key
                            Officers, filed as Exhibit 10.13 of the Registrant's
                            Annual Report on Form 10-K for the fiscal year ended
                            October 31, 1988, and incorporated herein by reference.
        +10.12           -- Quanex Corporation 1987 Non-Employee Director Stock
                            Option Plan, as amended, and the related form of Stock
                            Option Agreement, filed as Exhibit 10.14 of the
                            Registrant's Annual Report on Form 10-K for the fiscal
                            year ended October 31, 1988, together with the amendment
                            filed as Exhibit 10.14 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended January 31,
                            1995, and incorporated herein by reference.
        +10.13           -- Quanex Corporation 1989 Non-Employee Director Stock
                            Option Plan, as amended, filed as Exhibit 4.4 of the
                            Registrant's Form S-8, Registration No. 33-35128,
                            together with the amendment filed as Exhibit 10.15 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended January 31, 1995, and incorporated herein
                            by reference.
        +10.14           -- Quanex Corporation Employee Stock Option and Restricted
                            Stock Plan, as amended, filed as Exhibit 10.14 of the
                            Registrant's Annual Report on Form 10-K for the fiscal
                            year ended October 31, 1994, and incorporated herein by
                            reference.
        +10.15           -- Retirement Agreement dated as of September 1, 1992,
                            between the Registrant and Carl E. Pfeiffer, filed as
                            Exhibit 10.20 to the Registrant's Annual Report on Form
                            10-K for the fiscal year ended October 31, 1992, and
                            incorporated herein by reference.
        +10.16           -- Stock Option Agreement dated as of October 1, 1992,
                            between the Registrant and Carl E. Pfeiffer, filed as
                            Exhibit 10.21 to the Registrant's Annual Report on Form
                            10-K for the fiscal year ended October 31, 1992, and
                            incorporated herein by reference.

        +10.17           -- Deferred Compensation Agreement dated as of July 31,
                            1992, between the Registrant and Carl E. Pfeiffer, filed
                            as Exhibit 10.22 to the Registrant's Annual Report on
                            Form 10-K for the fiscal year ended October 31, 1992, and
                            incorporated herein by reference.
        +10.18           -- Quanex Corporation Non-Employee Director Retirement Plan,
                            filed as Exhibit 10.18 of the Registrant's Annual Report
                            on Form 10-K for the fiscal year ended October 31, 1994,
                            and incorporated herein by reference.
        +10.19           -- 1996 Employee Stock Option Plan and Restricted Stock
                            Plan, filed as Exhibit 10.19 of the Registrant's Annual
                            Report on Form 10-K for the fiscal year ended October 31,
                            1996, and incorporated herein by reference.
        +10.20           -- Quanex Corporation Deferred Compensation Trust filed as
                            Exhibit 4.8 of the Registrant's Registration Statement on
                            Form S-3, Registration No. 333-36635, and incorporated
                            herein by reference.
       +*10.21           -- Quanex Corporation 1997 Non-Employee Director Stock
                            Option Plan.
        *11              -- Statement re computation of per share earnings.
        *21              -- Subsidiaries of the Registrant.
        *23              -- Consent of Deloitte & Touche LLP.
        *27              -- Financial Data Schedule

---------------

+ Management Compensation or Incentive Plan

* Filed herewith