Form 10-K/A
period 1997-10-31
QUANEX CORP
filed 1998-01-20
CIK 276889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                Amendment No. 1 to
                           Annual Report on Form 10-K
                                       on
                                  FORM 10-K/A


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

                                EXPLANATORY NOTE

This Form 10-K/A amends Item 8 of Quanex Corporation's Annual Report on Form 10-K for the year ended October 31, 1997.

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

/s/ VERSON E. OECHSLE                                  /s/ WAYNE M. ROSE
Vernon E. Oechsle                                      Wayne M. Rose
President and                                          Vice President and
Chief Executive Officer                                Chief Financial Officer

Quanex Corporation
CONSOLIDATED BALANCE SHEETS

                                                 October 31,    1997         1996
-------------------------------------------------------------------------------------
                                                                  (In thousands)
ASSETS
Current assets:
  Cash and equivalents......................................  $  26,851    $  35,962
  Accounts and notes receivable, less allowance for doubtful accounts of $10,338,000 in 1997 and $7,703,000 in
     1996...................................................     80,089       78,439
  Inventories...............................................     73,035       78,828
  Deferred income taxes.....................................      5,601        9,302
  Prepaid expenses..........................................      1,320          110
                                                              ---------    ---------
          Total current assets..............................    186,896      202,641
Property, plant and equipment, net..........................    379,071      319,165
Net assets of discontinued operations.......................     13,554       18,830
Goodwill, net...............................................     91,496       84,343
Other assets................................................     14,688       13,969
                                                              ---------    ---------
                                                              $ 685,705    $ 638,948
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $      --    $   5,575
  Accounts payable..........................................     71,317       67,037
  Accrued expense...........................................     43,208       37,984
  Current maturities of long-term debt......................     11,050           --
  Income taxes payable......................................      8,503        3,807
                                                              ---------    ---------
          Total current liabilities.........................    134,078      114,403
Long-term debt..............................................    201,858      253,513
Deferred pension credits....................................      6,627        7,110
Deferred postretirement welfare benefits....................      6,835        6,459
Deferred income taxes.......................................     48,111       40,454
Other liabilities...........................................     19,373       20,000
                                                              ---------    ---------
          Total liabilities.................................    416,882      441,939
Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares
     authorized; issued & outstanding -- none in 1997 and
     1996...................................................         --           --
  Common stock, $.50 par value, 50,000,000 shares
     authorized in 1997 and 25,000,000 shares authorized in
     1996; 14,050,411 shares in 1997 and 13,590,400 shares
     in 1996 issued and outstanding.........................      7,025        6,795
  Additional paid-in capital................................    105,146       94,251
  Retained earnings.........................................    156,528       96,623
  Cumulative foreign currency translation adjustment........        422           --
  Unearned compensation.....................................         --         (185)
  Adjustment for minimum pension liability..................       (298)        (475)
                                                              ---------    ---------
          Total stockholders' equity........................    268,823      197,009
                                                              ---------    ---------
                                                              $ 685,705    $ 638,948
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

16. CONTINGENCIES


Quanex is subject to loss contingencies arising from federal, state, and local environmental laws. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company accrues its best estimates of its cleanup obligations and adjusts such accruals as further information develops or circumstances change. Costs of future expenditures for environmental laws might be deemed to impose joint and several liability for remediation obligations, the Company accrues its allocable share of liability taking into account the number of companies participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company's alleged connections. It is management's opinion that the company has established appropriate reserves for environmental remediation obligations at various of its plant sites and disposal facilities. Those amounts are not expected to have a material adverse effect on the Company's financial condition. Total reserves include $20 million related to costs for further investigations, environmental remediation, and corrective actions in connection with the acquisition of Piper Impact. Actual cleanup costs at the Company's current plan sites, former plants, and disposal facilities could be more or less than the amounts accrued for remediation obligations. It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals that would be material to Quanex's financial statements because of uncertainties as to the extent of environmental impact and concurrence of governmental authorities.


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

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                        Balance at   Charged to                           Balance
                                                        beginning    costs and                             at end
                     Description                         of year      expenses    Write-offs    Other     of year
------------------------------------------------------  ----------   ----------   ----------   -------   ----------
                                                                              (In thousands)
Allowance for doubtful accounts:
  Year ended October 31, 1997.........................    $7,703      $ 2,674      $   (39)    $    --    $10,338
  Year ended October 31, 1996.........................    $2,933      $10,449      $(5,679)    $    --    $ 7,703
  Year ended October 31, 1995.........................    $2,942      $   445      $  (454)    $    --    $ 2,933

QUARTERLY FINANCIAL RESULTS
(from continuing operations)


                                                                 1997        1996        1995
---------------------------------------------------------------------------------------------------------
NET SALES (millions)
January.....................................................     167.96      121.85      128.64
April.......................................................     186.00      143.50      154.16
July........................................................     196.58      160.29      160.22
October.....................................................     195.55      194.43      160.97
---------------------------------------------------------------------------------------------------------
       Total................................................     746.09      620.07      603.99

GROSS PROFIT (millions)
January.....................................................      20.73       14.73       15.48
April.......................................................      26.27       17.95       19.98
July........................................................      28.81       26.41       23.55
October.....................................................      26.67       34.09       23.45
---------------------------------------------------------------------------------------------------------
       Total................................................     102.48       93.18       82.46

INCOME FROM CONTINUING OPERATIONS (millions)
January.....................................................       3.37        1.52        2.30
April.......................................................       7.34        5.26        6.11
July........................................................       8.61        7.48        7.57
October.....................................................       8.40        8.72        7.40
---------------------------------------------------------------------------------------------------------
       Total................................................      27.72       22.98       23.38

INCOME FROM CONTINUING OPERATIONS PER PRIMARY COMMON SHARE
January.....................................................        .23         .11         .07
April.......................................................        .53         .39         .34
July........................................................        .61         .55         .48
October.....................................................        .59         .63         .54
---------------------------------------------------------------------------------------------------------
       Total................................................       1.98        1.68        1.43

QUARTERLY COMMON STOCK DIVIDENDS
January.....................................................        .15         .15         .14
April.......................................................        .15         .15         .15
July........................................................        .15         .15         .15
October.....................................................        .16         .15         .15
---------------------------------------------------------------------------------------------------------
       Total................................................        .61         .60         .59

COMMON STOCK SALES PRICE (High & Low)
January.....................................................  29 1/8-24 1/4  21 1/8-18      24 5/8-20
April.......................................................  27 7/8-23 3/8  22 3/8-19 5/8  23 7/8-21
July........................................................  34 1/8-25 1/8  23 7/8-19 3/8  26 5/8-22 1/8
October.....................................................  36 1/2-26 1/4  28 3/4-19 5/8      26-18 5/8
---------------------------------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                                           QUANEX CORPORATION

                                           By: /s/ WAYNE M. ROSE
                                               -------------------------
                                               Wayne M. Rose
                                               Vice President-Finance and
                                               Corporate Development
                                               (Principal Financial
                                               Officer)


                                           By: /s/ VIREN M. PARIKH
                                               --------------------------
                                               Viren M. Parikh
                                               Controller (Principal
                                               Accounting Officer


Date: January 20, 1998