Form 10-Q
period 1998-01-31
QUANEX CORP
filed 1998-03-13
CIK 276889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to___________.

                         Commission File Number 1-5725


                               QUANEX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)





          DELAWARE                                             38-1872178
-------------------------------                        ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

             1900 West Loop South, Suite 1500, Houston, Texas 77027
             ------------------------------------------------------
             (Address of principal executive offices and zip code)



       Registrant's telephone number, including area code: (713) 961-4600




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                        Outstanding at January 31, 1998
---------------------------------------      -------------------------------
Common Stock, par value $0.50 per share                 14,107,046

                               QUANEX CORPORATION
                                     INDEX




                                                                                               Page No.
Part I.   Financial Information:                                                               --------
     Item 1:  Financial Statements

              Consolidated Balance Sheets - January 31, 1998 and
                 October 31, 1997.............................................................     1

              Consolidated Statements of Income - Three months
                 Ended January 31, 1998 and 1997 .............................................     2

              Consolidated Statements of Cash Flow - Three months
                 Ended January 31, 1998 and 1997 .............................................     3

              Notes to Consolidated Financial Statements......................................   4-8

     Item 2:  Management's Discussion and Analysis of Results of
                 Operations and Financial Condition ..........................................  9-15

Part II.   Other Information

     Item 6:  Exhibits and Reports on Form 8-K................................................    16



                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               QUANEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                   January 31,     October 31,
                                                      1998            1997
                                                   -----------     -----------
                                                   (Unaudited)      (Audited)

ASSETS
Current assets:
  Cash and equivalents .......................     $  43,080      $  26,851
  Accounts and notes receivable, net .........        70,294         80,089
  Inventories ................................        66,665         73,035
  Deferred income taxes ......................         7,628          5,601
  Prepaid expenses ...........................         2,532          1,320
                                                   ---------      ---------
          Total current assets ...............       190,199        186,896

Property, plant and equipment ................       651,201        642,854
  Less accumulated depreciation
  and amortization............................      (273,406)      (263,783)
                                                   ---------      ---------
Property, plant and equipment, net ...........       377,795        379,071

Goodwill, net ................................        95,705         91,496
Net assets of discontinued operations ........            --         13,554
Other assets .................................        15,774         14,688
                                                   ---------      ---------
                                                   $ 679,473      $ 685,705
                                                   =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................        65,321         71,317
  Income taxes payable .......................         7,565          8,503
  Accrued expenses ...........................        38,199         43,208
  Current maturities of long-term debt .......         9,586         11,050
                                                   ---------      ---------
          Total current liabilities ..........       120,671        134,078

Long-term debt ...............................       191,482        201,858
Deferred pension credits .....................         6,610          6,627
Deferred postretirement welfare benefits .....         6,863          6,835
Deferred income taxes ........................        51,197         48,111
Other liabilities ............................        19,248         19,373
                                                   ---------      ---------
          Total liabilities ..................       396,071        416,882

Stockholders' equity:
  Common stock, $.50 par value ...............         7,054          7,025
  Additional paid-in capital .................       106,681        105,146
  Retained earnings ..........................       170,171        156,528
  Foreign currency translation adjustment ....          (206)           422
  Adjustment for minimum pension liability ...          (298)          (298)
                                                   ---------      ---------
          Total stockholders' equity .........       283,402        268,823
                                                   ---------      ---------
                                                   $ 679,473      $ 685,705
                                                   =========      =========



                                      (1)

                               QUANEX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                     Three Months Ended
                                                         January 31,
                                                     ------------------
                                                     1998           1997
                                                     -----          ----
                                                         (Unaudited)
Net sales ...................................     $ 180,982      $ 167,955
Cost and expenses:
  Cost of sales .............................       154,282        138,497
  Selling, general and administrative
  expense....................................        11,340         10,814
  Depreciation and amortization .............        10,567          9,613
                                                  ---------      ---------
Operating income ............................         4,793          9,031
Other income (expense):
  Interest expense ..........................        (3,744)        (4,851)
  Capitalized interest ......................         1,477            618
  Other, net ................................         1,001            391
                                                  ---------      ---------
Income from continuing operations
     before income taxes ....................         3,527          5,189
Income tax expense ..........................        (1,234)        (1,817)
                                                  ---------      ---------
Income from continuing operations ...........         2,293          3,372
Income from discontinued operations, net of
     income taxes ...........................            --            954
Gain on sale of discontinued operations, net
     of income taxes ........................        13,606             --
                                                  ---------      ---------
Net income ..................................     $  15,899      $   4,326
                                                  =========      =========

Earnings per common share:
   Basic:
      Continuing operations .................     $    0.16      $    0.25
      Discontinued operations ...............            --           0.07
      Gain on sale of discontinued
      operations.............................          0.97             --
                                                  ---------      ---------
         Total basic net earnings ...........     $    1.13      $    0.32
                                                  =========      =========

   Diluted:
      Continuing operations .................     $    0.16      $    0.24
      Discontinued operations ...............            --           0.07
      Gain on sale of discontinued
      operations.............................          0.95             --
                                                  ---------      ---------
         Total diluted net earnings .........     $    1.11      $    0.31
                                                  =========      =========

Weighted average shares outstanding:
   Basic ....................................        14,085         13,646
                                                  =========      =========
   Diluted ..................................        14,284         13,932
                                                  =========      =========


                                      (2)

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)


                                                                                    Three Months Ended
                                                                                       January 31,
                                                                                  ----------------------
                                                                                    1998           1997
                                                                                  --------       -------
                                                                                        (Unaudited)
Operating activities:
  Net income ................................................................     $ 15,899      $  4,326
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Income from discontinued operations ..................................           --          (954)
       Gain on sale of discontinued operations ..............................      (13,606)           --
       Depreciation and amortization ........................................       10,708         9,763
       Deferred income taxes ................................................        3,086        (1,271)
       Deferred pension costs ...............................................          (17)          142
       Deferred postretirement welfare benefits .............................           28           140
                                                                                  --------      --------
                                                                                    16,098        12,146
  Changes in assets and liabilities net of effects from acquisitions and dispositions:
       Decrease in accounts and notes receivable ............................       10,812         6,933
       Decrease in inventory ................................................        3,615         1,310
       Decrease in accounts payable .........................................       (5,579)       (7,543)
       Decrease in accrued expenses .........................................       (8,786)       (9,133)
       Other, net ...........................................................       (4,358)          514
                                                                                  --------      --------
            Cash provided by continuing operations ..........................       11,802         4,227
            Cash used in discontinued operations ............................           --        (9,976)
                                                                                  --------      --------
            Cash provided (used) by operating activities ....................       11,802        (5,749)
Investment activities:
  Proceeds from the sale of discontinued operations .........................       31,434            --
  Capital expenditures of continuing operations,
       net of retirements ...................................................      (13,774)      (17,819)
  Capital expenditures of discontinued operations ...........................           --          (504)
  Other, net ................................................................       (1,297)       (5,780)
                                                                                  --------      --------
            Cash provided by (used in) investment activities ................       16,363       (24,103)
            Cash provided (used) by operating and                                 --------      --------
                investment activities ........................................      28,165       (29,852)

Financing activities:
  Bank borrowings (repayments), net .........................................      (11,244)       30,000
  Common dividends paid .....................................................       (2,256)       (2,051)
  Issuance of common stock under benefit plans ..............................        1,564         2,289
  Other, net ................................................................           --           831
                                                                                  --------      --------
            Cash provided (used) in financing activities ....................      (11,936)       31,069

Increase in cash and equivalents ............................................       16,229         1,217
Cash and equivalents at beginning of period .................................       26,851        35,962
                                                                                  --------      --------
Cash and equivalents at end of period .......................................     $ 43,080      $ 37,179
                                                                                  ========      ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest ....................................................................     $  5,183      $  6,448
Income taxes ................................................................     $  1,245      $  1,140






                                      (3)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Accounting Policies

  The interim consolidated financial statements of Quanex Corporation and subsidiaries are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 1997 Annual Report on Form 10-K, as amended, which is incorporated by reference. Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to 1998 classifications.

2. Inventories


   Inventories consist of the following:                January 31,    October 31,
                                                          1998           1997
                                                        --------------------------
                                                              (In thousands)
Raw materials ...................................        $21,262        $19,432
Finished goods and work in process ..............         38,970         47,739
                                                         -------        -------
                                                          60,232         67,171

Other ...........................................          6,433          5,864
                                                         -------        -------

                                                         $66,665        $73,035
                                                         =======        =======

  The values of inventories in the consolidated balance sheets are based on the following accounting methods:

LIFO ..............................                      $44,985        $51,517
FIFO ..............................                       21,680         21,518
                                                         -------        -------
                                                         $66,665        $73,035
                                                         =======        =======

  With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $19 million at January 31, 1998, and $16 million at October 31, 1997.


3.  Acquisition


  On October 29, 1997, the Company, through its Dutch subsidiary, Piper Impact Europe B.V. ("Piper Europe"), acquired the net assets of Advanced Metal Forming C.V., a Dutch limited partnership, for approximately $30 million. Based on preliminary purchase accounting, the goodwill associated with Piper Europe is approximately NLG 26 million or $13 million as of January 31, 1998.

  Piper Europe produces aluminum impact extrusions and precision steel stampings for the automotive and electronics industries in Europe and North America. Piper Europe employs approximately 260 people, and its manufacturing facilities are located near Zwolle in The Netherlands.





                                      (4)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


4.  Long-Term Debt and Financing Arrangements

The Company has an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement consists of a revolving line of credit ("Revolver"). In July 1997, the term loan provisions of the Bank Agreement expired. The Bank Agreement expires July 23, 2002, and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either (a) the Prime Rate or the Federal Funds Rate plus one percent, whichever is higher, or (b) a Eurodollar-based Rate. At January 31, 1998, the Company had $90 million outstanding under the Revolver.

On October 28, 1997, Piper Europe executed a stand-alone secured credit facility ("Credit Facility") providing up to 50 million Dutch Guilders ("NLG"). At January 31, 1998, 1 NLG was equal to 0.485 U.S. dollars. The Credit Facility consists of a Roll-Over Term Loan, a Medium Term Loan and an Overdraft Facility. The Roll-Over Term Loan provides NLG 15 million for loan periods of 1, 2, 3, 6, or 12 months with repayment of outstanding borrowings on October 27, 2002. Interest is payable on the repayment date at the Amsterdam Interbank Offering Rate (AIBOR) plus 90 basis points. In the case of a loan period of twelve months, interest is payable six months after the beginning of the loan period and on the repayment date. The Medium Term Loan provides NLG 15 million at 6.375% payable quarterly in arrears from March 1, 1998, with quarterly repayments of principal in equal amounts of NLG 500 thousand commencing January 1, 1999 through April 1, 2006. The Overdraft Facility provides an aggregate amount of NLG 20 million to cover overdrafts or up to NLG 15 million of loans for a period of one year, subject to annual renewal. Overdrafts bear interest at the Bank's published rate for overdraft facilities plus 1% per annum. Loans under the Overdraft Facility bear interest at AIBOR plus 45 to 55 basis points. The terms of Overdraft Facility loans are selected by Piper Europe to be a period of 1, 2, 3, 6, or 12 months. Interest on overdrafts are paid quarterly in arrears. Interest on loans under the Overdraft Facility is payable on the repayment date, however, in the case of a loan period of twelve months, interest is payable six months after the beginning of the loan period and on the repayment date. At January 31, 1998, Piper Europe had NLG 32.3 million outstanding under the Credit Facility.











                                      (5)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



5. Discontinued Operations

  In April 1997, the Company completed the sale of its LaSalle Steel Company ("LaSalle") subsidiary. The Company recorded an after tax gain on the sale of $36.3 million in the second quarter of fiscal 1997. In the first quarter of 1998, an additional after tax gain of $833 thousand was recorded as a result of post-closing adjustments. LaSalle's results of operations have been reclassified as discontinued operations in the prior period and prior periods have been restated. For business segment reporting purposes, LaSalle's data was previously classified as "Cold Finished Steel Bars".

  In December 1997, the Company completed the sale of its tubing operations, comprised of Michigan Seamless Tube, Gulf States Tube and the Tube Group Administrative Office ("Tubing Operations"). The sale was effective November 1, 1997. The Company recorded a net gain on the sale of $12.8 million in the first quarter of fiscal 1998. Included in the gain is an accrual for the Company's best estimate of potential environmental clean-up costs at one of the discontinued operating facilities. Results of these operations have been reclassified as discontinued operations in the prior period and prior periods have been restated. For business segment reporting purposes, Tubing Operations were previously classified as "Steel Tubes".

  Net sales and income from discontinued operations are as follows:



                                                              January 31,
                                                                 1997
                                                            (In Thousands)
   Net sales..................................                   $ 65,227
                                                                 ========
   Income before income taxes.................                      1,467
   Income tax expense.........................                       (513)
                                                                 --------
   Income from discontinued operations........                   $    954
                                                                 ========


                                                              October 31,
                                                                  1997
                                                            (In Thousands)
   Net Assets of Discontinued Operations
   -------------------------------------
   Current assets.............................                   $ 24,388
   Property, plant and equipment, net.........                     17,357
   Other assets...............................                      2,784
   Current liabilities........................                    (11,241)
   Deferred pension credits...................                     (4,373)
   Deferred postretirement welfare benefits...                    (22,406)
   Deferred income taxes......................                      6,718
   Adjustment for minimum pension liability...                        327
                                                                 --------
      Net assets of discontinued operations...                   $ 13,554
                                                                 ========



                                      (6)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



6. Earnings Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128- "Earnings per Share" ("SFAS 128") which establishes new standards for computing, presenting and disclosing earnings per share ("EPS"). This statement requires presentation of EPS as basic and diluted earnings and restatement of all prior-period EPS data presented herein.

The following tables present information necessary to calculate basic and diluted earnings per share per FAS 128 for the periods indicated (in thousands except per share amounts):

                                                                            For the Quarter Ended
                                                                               January 31, 1998
                                                                   ---------------------------------------------
                                                                     Income            Shares          Per-Share
                                                                   (Numerator)      (Denominator)       Amount
                                                                   -----------      -------------      ---------
BASIC EPS
   Income from continuing operations                                  $ 2,293             14,085         $ 0.16
   Income from discontinued operations                                      -                                 -
   Gain on sale of discont. operations                                 13,606                              0.97
                                                                      -------                            ------
      Total basic net earnings                                        $15,899                            $ 1.13
                                                                      =======                            ======

EFFECT OF DILUTIVE SECURITIES
    Effect of common stock equivalents
     arising from stock options                                             -               199

DILUTED EPS
   Income from continuing operations                                  $ 2,293             14,284         $ 0.16
   Income from discontinued operations                                      -                                 -
   Gain on sale of discont. operations                                 13,606                              0.95
                                                                      -------                            ------
      Total diluted net earnings                                      $15,899                            $ 1.11
                                                                      =======                            ======


                                                                            For the Quarter Ended
                                                                               January 31, 1997
                                                                   ---------------------------------------------
                                                                     Income            Shares          Per-Share
                                                                   (Numerator)      (Denominator)       Amount
                                                                   -----------      -------------      ---------
BASIC EPS
   Income from continuing operations                                  $ 3,372             13,646         $ 0.25
   Income from discontinued operations                                    954                              0.07
   Gain on sale of discont. operations                                      -                                 -
                                                                      -------                            ------
      Total basic net earnings                                        $ 4,326                            $ 0.32
                                                                      =======                            ======

EFFECT OF DILUTIVE SECURITIES
    Effect of common stock equivalents
     arising from stock options                                             -                286

DILUTED EPS
   Income from continuing operations                                  $ 3,372             13,932         $ 0.24
   Income from discontinued operations                                    954                              0.07
   Gain on sale of discont. operations                                      -                                 -
                                                                      -------                            ------
      Total diluted net earnings                                      $ 4,326                            $ 0.31
                                                                      =======                            ======


Conversion of the Company's 6.88% convertible subordinated debentures into common stock was not considered in the computation of diluted EPS because it was antidilutive for the periods presented above.



                                      (7)

                              QUANEX CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

7.       Industry Segment Information

         Quanex is principally a specialized metals and metal products producer. The Company's continuing operations primarily consists of two segments: engineered steel bars and aluminum products.

                                                                          Corporate
         Three Months Ended              Engineered       Aluminum           and
         January 31, 1998                Steel Bars       Products          Other(1)     Consolidated
         --------------------------------------------------------------------------------------------
                                                      (In thousands)
         Net Sales:
          To unaffiliated companies       $  79,197       $ 101,785        $      --        $ 180,982
          Intersegment(2)..........             894              --             (894)              --
                                          ---------       ---------        ---------        ---------
         Total ....................       $  80,091       $ 101,785        $    (894)       $ 180,982
                                          =========       =========        =========        =========
         Operating income (loss) ..       $  11,759       $  (2,641)       $  (4,325)       $   4,793
                                          =========       =========        =========        =========


                                                                          Corporate
         Three Months Ended              Engineered       Aluminum           and
         January 31, 1997                Steel Bars       Products          Other(1)     Consolidated
         --------------------------------------------------------------------------------------------
                                                      (In thousands)
         Net Sales:
          To unaffiliated companies       $  68,195       $  99,760        $      --        $ 167,955
          Intersegment(2)..........           4,292              --           (4,292)(3)           --
                                          ---------       ---------        ---------        ---------
         Total ....................       $  72,487       $  99,760        $  (4,292)       $ 167,955
                                          =========       =========        =========        =========
         Operating income (loss) ..       $   9,640       $   3,214        $  (3,823)       $   9,031
                                          =========       =========        =========        =========


(1)Included in "Corporate and Other" are intersegment eliminations and corporate expenses.

(2)Intersegment sales are conducted on an arm's-length basis.

(3)Includes intersegment sales of $3.6 million to discontinued operations.





                                      (8)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition


RESULTS OF OPERATIONS

         The Company classifies its operations into two business segments: engineered steel bars and aluminum products. The Company's products are marketed to the transportation industry, the commercial and residential building and remodeling industries and the industrial machinery and capital equipment industries.

         In April 1997, the Company completed the sale of its LaSalle Steel Company ("LaSalle") subsidiary. LaSalle's results of operations have been classified as discontinued operations and prior periods have been restated. For business segment reporting purposes, LaSalle's data was previously classified as "Cold Finished Steel Bars".

         In October 1997, the Company, through its Dutch subsidiary, Piper Europe, purchased the net assets of Advanced Metal Forming C.V., a Dutch limited partnership, for approximately $30 million. The Company's balance sheet as of October 31, 1997 includes Piper Europe.

         In December 1997, the Company completed the sale of its tubing operations ("Tubing Operations"), comprised of Michigan Seamless Tube, Gulf States Tube and the Tube Group Administrative Office. The sale was effective November 1, 1997. Results of these operations have been reclassified as discontinued operations in the prior period and prior periods have been restated. For business segment reporting purposes, Tubing Operations were previously classified as "Steel Tubes". Two small divisions, Heat Treat Division and Nitro Steel Division, which were previously included with this segment, were retained by the Company and are now included in the engineered steel bars segment.

         The Company's engineered steel bars business reflected record earnings and sales for the first quarter of 1998. These results were due primarily to higher sales volume, but also reflect the benefits realized from the Company's capital expenditure programs, which have allowed the Company to increase production, enhance quality and manage manufacturing costs.

         The Company's aluminum products business experienced an operating loss in the first quarter of 1998 despite higher sales than the same period last year. The Nichols Aluminum division was affected by seasonal and weather-related slowdowns in the homebuilding business and weakened margins with the short-term entry of can stock producers into it's markets. These margins, referred to herein as "price spreads", are a key financial performance indicator in the aluminum products business. Piper Impact continued to experience high start-up costs during the first quarter of 1998 at its new plant due to vendor delays in the delivery of key new equipment.

         The Company currently expects that overall business levels for the remainder of fiscal 1998 should be similar to those experienced during 1997. Start-up costs at Piper Impact's new plant are expected to improve with the use of key new equipment. Aluminum products pricing pressures and weaker margins, if they continue, could impact operating results for the remainder of fiscal 1998. The sale of LaSalle in April 1997 and the Tubing Operations in December 1997 will affect income for the remainder of fiscal 1998 by the difference between the amount LaSalle and the Tubing Operations would have earned and the reduction in interest expense as a result of the repayment of debt with the net proceeds from the sale. Domestic and global market factors will impact the Company and any slowdown in the U.S. economy could affect demand and pricing for many of the Company's products. Improved financial results will be dependent upon, among other things, whether the continued strength of the economy can be sustained, improvements in the markets which the Company serves and improvement in the price spreads of aluminum products.


                                      (9)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)


The following table sets forth selected operating data for the Company's two business segments:

                                     Three Months Ended
                                         January 31,
                                     ------------------
                                       1998        1997
                                     --------    ------
                                       (In thousands)
Engineered Steel Bars:
  Net Sales.......................  $ 80,091   $ 72,487
  Operating income................  $ 11,759   $  9,640
  Depreciation and amortization...  $  3,377   $  3,520
  Identifiable assets.............  $196,607   $173,735

Aluminum Products:
  Net Sales.......................  $101,785   $ 99,760
  Operating income................  $ (2,641)  $  3,214
  Depreciation and amortization...  $  7,156   $  6,070
  Identifiable assets.............  $431,965   $405,124


         Consolidated net sales for the three months ended January 31, 1998, were $181.0 million representing an increase of $13.0 million, or 8%, when compared to consolidated net sales for the same period last year. The improvement reflects improved sales volume in the Company's engineered steel bar business, sales by Piper Europe and $3.6 million of sales to discontinued operations reflected as inter-segment sales in the first quarter of last year.

         Net sales from the Company's engineered steel bar business for the three months ended January 31, 1998, were $80.1 million representing an increase of $7.6 million, or 10%, when compared to the same period last year. The improvements were primarily due to sales volume increases of 9% for the three months ended January 31, 1998, as compared to the same prior year period. The engineered steel bar business sales volume increase is principally due to the continued market strength in the durable goods market, particularly transportation and capital goods, and increased production capacity resulting from capital expansion programs.

         Net sales from the Company's aluminum products business for the three months ended January 31, 1998, were $101.8 million representing an increase of $2.0 million, or 2%, when compared to the same period last year. Included in the net sales for the first quarter 1998 are $5.9 million of sales by Piper Europe.

         Consolidated operating income for the three months ended January 31, 1998 was $4.8 million representing a decrease of $4.2 million, or 47%, when compared to the same period last year. The decrease was due to lower operating earnings from the aluminum products business partly offset by improved earnings in the engineered steel bar business.

         Operating income from the Company's engineered steel bar business for the three months ended January 31, 1998, was $11.8 million representing an increase of $2.1 million, or 22%, when compared to the same period last year. This improvement was attributable to higher sales due to increased capacity and strong demand.






                                      (10)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)



         Operating loss from the Company's aluminum products business for the three months ended January 31, 1998, was $2.6 million compared to operating income of $3.2 million for the same period last year. The earnings decline in this segment is a result of weakened margins at Nichols Aluminum due to the short-term entry of can stock producers into it's markets as well as continued start-up costs, including higher labor and training expenses and the temporary use of less efficient production processes, at Piper Impact's new plant in New Albany, Mississippi.

         Selling, general and administrative expenses increased by $526,000, or 5%, for the three months ended January 31, 1998, as compared to the same period of last year. These changes principally reflect the inclusion of Piper Europe in 1998.

         Depreciation and amortization increased by $954,000, or 10%, for the three months ended January 31, 1998 as compared to the same period of last year. The increase is principally due to increased depreciation at Piper Impact and the inclusion of Piper Europe.

         Interest expense decreased by $1.1 million for the three months ended January 31, 1998, as compared to the same period of 1997 as a result of reducing bank borrowings with proceeds received from the sale of LaSalle and the Tubing Operations.

         Capitalized interest increased by $859,000 for the three months ended January 31, 1998, as compared to the same period of 1997 primarily due to Phase III of the MACSTEEL expansion project and the construction of the new Piper Impact plant in New Albany, Mississippi.

         "Other, net" increased $610,000 for the three months ended January 31, 1998, as compared to the same period of 1997 primarily as a result of increased investment income.

         Income from continuing operations declined $1.1 million, or 32%, as compared to the same period of 1997. The decline was principally due to reduced operating earnings from the Company's aluminum products segment.

         Net income was $15.9 million for the three months ended January 31, 1998, compared to $4.3 million for the same period of 1997. Included in net income for the first quarter 1998 was $13.6 million of gain on the sale of discontinued operations, net of taxes.







                                      (11)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)


LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement consists of a revolving line of credit ("Revolver"). In July 1997, the term loan provisions of the Bank Agreement expired. The maturity date of the Bank Agreement, however, was extended by one year to July 23, 2002. The Bank Agreement also provides for up to $25 million for letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either (i) the Prime Rate or the Federal Funds Rate plus one percent, whichever is higher, or (ii) a Eurodollar-based Rate. In the fourth quarter of fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement to fixed rate. Under these agreements, payments are made each quarter based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and payments are received each quarter on a LIBOR based variable rate (5.625% at January 31, 1998). Differentials to be paid or received under the agreements are recognized as interest expense. Payments under the swap agreements are tied to the interest periods for the borrowings under the Bank Agreement. The swap agreements mature July 29, 2003. The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined. The Bank Agreement limits the payment of dividends and certain restricted investments. Under the Bank Agreement, at January 31, 1998, there were $90 million of outstanding Revolver borrowings.

      On June 30, 1995, the Company exercised its right under the terms of its Cumulative Convertible Exchangeable Preferred Stock to exchange such stock for an aggregate of $84,920,000 of its 6.88% Convertible Subordinated Debentures due June 30, 2007("Debentures"). Interest is payable semi-annually on June 30 and December 31 of each year. The Debentures are subject to mandatory annual sinking fund payments sufficient to redeem 25% of the Debentures issued on each of June 30, 2005 and June 30, 2006, to retire a total of 50% of the Debentures before maturity. The Debentures are subordinate to all senior indebtedness of the Company and are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $31.50 per share.

       On April 18, 1997, the Company completed the sale of LaSalle for approximately $65 million in cash. The proceeds were used to pay down the Company's Revolver.






                                      (12)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)



      On October 29, 1997, the Company acquired, through its Dutch subsidiary, Piper Europe, substantially all of the assets of Advance Metal Forming C.V., a Dutch limited partnership, for approximately $30 million. The acquisition was financed with existing cash and bank borrowings of 35 million Dutch Guilders. Piper Europe's primary source of funds is a stand-alone secured credit facility ("Credit Facility") providing up to 50 million Dutch Guilders ("NLG"). At January 31, 1998, 1 NLG was equal to 0.485 dollars. The Credit Facility consists of a Roll-Over Term Loan, a Medium Term Loan and an Overdraft Facility. The Roll-Over Term Loan provides NLG 15 million for loan periods of 1, 2, 3, 6, or 12 months with repayment of outstanding borrowings on October 27, 2002. Interest is payable on the repayment date at the Amsterdam Interbank Offering Rate (AIBOR) plus 90 basis points. In the case of a loan period of twelve months, interest is payable six months after the beginning of the loan period and on the repayment date. The Medium Term Loan provides NLG 15 million at 6.375% payable quarterly in arrears from March 1, 1998, with quarterly repayments of principal in equal amounts of NLG 500 thousand commencing January 1, 1999 through April 1, 2006. The Overdraft Facility provides an aggregate amount of NLG 20 million to cover overdrafts or up to NLG 15 million of loans for a period of one year, subject to annual renewal. Overdrafts bear interest at the Bank's published rate for overdraft facilities plus 1% per annum. Loans under the Overdraft Facility bear interest at AIBOR plus 45 to 55 basis points. The terms of Overdraft Facility loans are selected by Piper Europe to be a period of 1, 2, 3, 6, or 12 months. Interest on overdrafts are paid quarterly in arrears. At January 31, 1998, Piper Europe had NLG 32.3 million outstanding under the Credit Facility.

      On December 3, 1997, the Company completed the sale of its Tubing Operations for approximately $30 million in cash. The proceeds were used to improve the Company's debt structure and for investment in the Company's value-added businesses.

      On December 22, 1997, the Company renewed its letter of intent to purchase Decatur Aluminum Corp., a Decatur, Alabama based aluminum sheet manufacturer. The acquisition of Decatur Aluminum is subject to certain conditions, including the receipt of necessary governmental approvals, due diligence and the negotiation of a definitive agreement.

      At January 31, 1998, the Company had commitments of $19 million for the purchase or construction of capital assets, primarily relating to the Company's continued expansions at MacSteel and Piper. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.

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

Operating Activities

      Cash provided by operating activities during the three months ended January 31, 1998, was $11.8 million as compared to a cash use of $5.7 million during the three months ended January 31, 1997. The increase was principally due to lower working capital requirements from continuing operations, and the elimination of cash used by discontinued operations.






                                      (13)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)



Investment Activities

         Net cash provided by investment activities during the three months ended January 31, 1998, was $16.4 million as compared to cash used in investment activities of $24.1 million for the same 1997 period. The increase in cash provided by investment activities was principally due to proceeds from the sale of discontinued operations, decreased capital expenditures and the non-recurring payment of the remaining notes related to the Piper acquisition in the 1997 period. The Company estimates that fiscal 1998 capital expenditures will be approximately $70 to $80 million.

Financing Activities

         Cash used in financing activities for the three months ended January 31, 1998, was $11.9 million, primarily consisting of $10.0 million of repayments of bank borrowings. Cash provided in financing activities for the three months ended January 31, 1997, was $31.1 million, principally consisting of additional bank borrowings.

NEW ACCOUNTING PRONOUNCEMENTS

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

         In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits", which is effective for fiscal years beginning after December 15, 1997. This statement defines new disclosure requirements for pension and other postretirement benefits in an effort to facilitate financial analysis by adding useful information and deleting disclosures that the FASB considers no longer useful. The Company will be analyzing SFAS No.132 during 1998 to determine what additional disclosures will be required.








                                      (14)

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

YEAR 2000

      In response to the Year 2000 issue, the Company initiated a project in early 1997 to identify, evaluate and implement changes to its existing computerized business systems. The Company is addressing the issue through a combination of modifications to existing programs and conversions to Year 2000 compliant software. In addition, the Company will be communicating with its major customers, suppliers, and other service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. Although the Company currently anticipates that it will not incur material expenditures or disruption of operations relating to year 2000 processing issues, if the Company or its customers or vendors are unable to resolve, in a timely manner, any significant processing issues that may arise, such inability could have an adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.






                                      (15)

                          PART II.  OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K.

       Exhibit 11  -         Statement re computation of earnings per share.

       Exhibit 27  -         Financial Data Schedule.


     A Report on Form 8-K was filed by the Company on December 17, 1997, regarding the completion of the sale of its Tubing Operations and containing certain pro forma financial statements of the Company and notes thereto regarding the sale.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          QUANEX CORPORATION


                                          /s/ Viren M. Parikh
                                          -------------------------------------
                                          Viren M. Parikh
                                          Controller (Chief Accounting Officer)


Date: March 13, 1998





                                      (16)

                               INDEX TO EXHIBITS


EXHIBITS                     DESCRIPTION
--------                     -----------


       Exhibit 11  -         Statement re computation of earnings per share.

       Exhibit 27  -         Financial Data Schedule.