Form 10-Q
period 1998-04-30
QUANEX CORP
filed 1998-06-09
CIK 276889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________.

                          Commission File Number 1-5725


                               QUANEX CORPORATION
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           DELAWARE                                         38-1872178
--------------------------------                       ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

             1900 West Loop South, Suite 1500, Houston, Texas 77027
             -------------------------------------------------------
              (Address of principal executive offices and zip code)



       Registrant's telephone number, including area code: (713) 961-4600




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                        -----    -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                        Outstanding at April 30, 1998
----------------------------------------     ------------------------------
Common Stock, par value $0.50 per share                 14,171,704

                               QUANEX CORPORATION
                                      INDEX




                                                                                                      Page No.
                                                                                                      --------
Part I.   Financial Information:

        Item 1:  Financial Statements

                     Consolidated Balance Sheets - April 30, 1998 and
                        October 31, 1997..............................................................    1

                     Consolidated Statements of Income - Three and Six Months
                        Ended April 30, 1998 and 1997 ................................................    2

                     Consolidated Statements of Cash Flow - Six months
                        Ended April 30, 1998 and 1997 ................................................    3

                     Notes to Consolidated Financial Statements.......................................  4-8

        Item 2:  Management's Discussion and Analysis of Results of
                 Operations and Financial Condition .................................................. 9-15

Part II.   Other Information

        Item 1:  Legal Proceedings....................................................................   16
        Item 4:  Submission of Matters to a Vote of Security Holders..................................   16
        Item 6:  Exhibits and Reports on Form 8-K.....................................................   16

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements



                               QUANEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                   April 30,      October 31,
                                                     1998            1997
                                                  -----------     -----------
                                                  (Unaudited)      (Audited)
ASSETS

Current assets:
  Cash and equivalents .......................     $  47,110      $  26,851
  Accounts and notes receivable, net .........        83,441         80,089
  Inventories ................................        70,194         73,035
  Deferred income taxes ......................         7,625          5,601
  Prepaid expenses ...........................         2,322          1,320
                                                   ---------      ---------
          Total current assets ...............       210,692        186,896

Property, plant and equipment ................       664,640        642,854
Less accumulated depreciation and amortization      (283,309)      (263,783)
                                                   ---------      ---------
Property, plant and equipment, net ...........       381,331        379,071

Goodwill, net ................................        94,787         91,496
Net assets of discontinued operations ........            --         13,554
Other assets .................................        16,144         14,688
                                                   ---------      ---------
                                                   $ 702,954      $ 685,705
                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................     $  75,976      $  71,317
  Income taxes payable .......................         2,609          8,503
  Accrued expenses ...........................        47,728         43,208
  Current maturities of long-term debt .......         9,748         11,050
                                                   ---------      ---------
          Total current liabilities ..........       136,061        134,078

Long-term debt ...............................       192,618        201,858
Deferred pension credits .....................         6,625          6,627
Deferred postretirement welfare benefits .....         6,921          6,835
Deferred income taxes ........................        51,284         48,111
Other liabilities ............................        19,085         19,373
                                                   ---------      ---------
          Total liabilities ..................       412,594        416,882


Stockholders' equity:
  Common stock, $.50 par value ...............         7,086          7,025
  Additional paid-in capital .................       108,058        105,146
  Retained earnings ..........................       175,661        156,528
  Foreign currency translation adjustment ....          (147)           422
  Adjustment for minimum pension liability ...          (298)          (298)
                                                   ---------      ---------
          Total stockholders' equity .........       290,360        268,823
                                                   ---------      ---------
                                                   $ 702,954      $ 685,705
                                                   =========      =========



                                      (1)

                               QUANEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)



                                                    Three Months Ended             Six Months Ended
                                                          April 30,                    April 30,
                                                  ------------------------     -------------------------
                                                     1998         1997            1998           1997
                                                  ---------    -----------     ----------     ----------
                                                                       (Unaudited)

Net sales ...................................     $ 203,428      $ 185,999      $ 384,410      $ 353,954
Cost and expenses:
  Cost of sales .............................       166,421        151,108        320,703        289,605
  Selling, general and administrative expense        11,995         10,799         23,335         21,613
  Depreciation and amortization .............        10,911          9,511         21,478         19,124
                                                  ---------      ---------      ---------      ---------
Operating income ............................        14,101         14,581         18,894         23,612
Other income (expense):
  Interest expense ..........................        (3,661)        (4,917)        (7,405)        (9,768)
  Capitalized interest ......................         1,219            764          2,696          1,382
  Other, net ................................           351            860          1,352          1,251
                                                  ---------      ---------      ---------      ---------
Income from continuing operations
     before income taxes ....................        12,010         11,288         15,537         16,477
Income tax expense ..........................        (4,254)        (3,949)        (5,488)        (5,766)
                                                  ---------      ---------      ---------      ---------
Income from continuing operations ...........         7,756          7,339         10,049         10,711
Income from discontinued operations, net of
     income taxes ...........................            --          1,751             --          2,705
Gain on sale of discontinued operations, net
     of income taxes ........................            --         36,290         13,606         36,290
                                                  ---------      ---------      ---------      ---------
Net income ..................................     $   7,756      $  45,380      $  23,655      $  49,706
                                                  =========      =========      =========      =========

Earnings per common share:
   Basic:
      Continuing operations .................     $    0.55      $    0.53      $    0.71      $    0.78
      Discontinued operations ...............            --           0.13             --           0.20
      Gain on sale of discontinued operations            --           2.65           0.97           2.65
                                                  ---------      ---------      ---------      ---------
         Total basic net earnings ...........        $.0.55      $    3.31      $    1.68      $    3.63
                                                  =========      =========      =========      =========


   Diluted:
      Continuing operations .................     $    0.51      $    0.50      $    0.70      $    0.77
      Discontinued operations ...............            --           0.10             --           0.16
      Gain on sale of discontinued operations            --           2.18           0.95           2.18
                                                  ---------      ---------      ---------      ---------
         Total diluted net earnings .........     $    0.51      $    2.78      $    1.65      $    3.11
                                                  =========      =========      =========      =========


Weighted average shares outstanding:
   Basic ....................................        14,154         13,716         14,119         13,680
                                                  =========      =========      =========      =========
   Diluted ..................................        17,110         16,661         14,331         16,635
                                                  =========      =========      =========      =========



                                      (2)

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)


                                                                                     Six Months Ended
                                                                                         April 30,
                                                                                 ------------------------
                                                                                   1998            1997
                                                                                 ---------      ---------
                                                                                       (Unaudited)
Operating activities:
  Net income ................................................................     $ 23,655      $ 49,706
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Income from discontinued operations ..................................           --        (2,705)
       Gain on sale of discontinued operations ..............................      (13,606)      (36,290)
       Depreciation and amortization ........................................       21,761        19,423
       Deferred income taxes ................................................        3,173        (2,210)
       Deferred pension costs ...............................................           (2)          (94)
       Deferred postretirement welfare benefits .............................           86           157
                                                                                  --------      --------
                                                                                    35,067        27,987
  Changes in assets and liabilities net of effects from acquisitions and dispositions:
       Increase in accounts and notes receivable ............................       (2,312)       (4,109)
       Decrease in inventory ................................................           96            21
       Increase in accounts payable .........................................        5,048           778
       Increase (decrease) in accrued expenses ..............................          745          (585)
       Other, net ...........................................................       (9,143)       (4,003)
                                                                                  --------      --------
            Cash provided by continuing operations ..........................       29,501        20,089
            Cash used in discontinued operations ............................           --        (1,332)
                                                                                  --------      --------
            Cash provided by operating activities ...........................       29,501        18,757

Investment activities:
  Proceeds from the sale of discontinued operations .........................       31,434        63,900
  Capital expenditures of continuing operations,
       net of retirements ...................................................      (27,134)      (35,482)
  Capital expenditures of discontinued operations ...........................           --        (2,174)
  Other, net ................................................................       (1,868)       (6,169)
                                                                                  --------      --------
            Cash provided by investment activities ..........................        2,432        20,075
                                                                                  --------      --------
            Cash provided by operating and
               investment activities ........................................       31,933        38,832

Financing activities:
  Bank borrowings (repayments), net .........................................      (10,144)      (40,000)
  Common dividends paid .....................................................       (4,522)       (4,110)
  Issuance of common stock under benefit plans ..............................        2,973         3,281
  Other, net ................................................................           --           831
                                                                                  ========      ========
            Cash used in financing activities ...............................      (11,693)      (39,998)
Effect of exchange rate changes on cash and equivalents .....................           19            --
                                                                                  --------      --------
Increase (decrease) in cash and equivalents .................................       20,259        (1,166)
Cash and equivalents at beginning of period .................................       26,851        35,962
                                                                                  ========      ========
Cash and equivalents at end of period .......................................     $ 47,110      $ 34,796
                                                                                  ========      ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest ....................................................................     $  7,173      $ 10,127
Income taxes ................................................................     $ 10,032      $ 11,269



                                      (3)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Accounting Policies

    The interim consolidated financial statements of Quanex Corporation and subsidiaries (the "Company"), are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 1997 Annual Report on Form 10-K, as amended, which is incorporated by reference. Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to 1998 classifications.

2.  Inventories

    Inventories consist of the following:


                                                April 30,    October 31,
                                                  1998         1997
                                              ------------  -------------
                                                    (In thousands)
    Raw materials ..........................     $22,394     $19,432
    Finished goods and work in process .....      41,646      47,739
                                                 -------     -------
                                                  64,040      67,171

    Other ..................................       6,154       5,864
                                                 -------     -------

                                                 $70,194     $73,035
                                                 =======     =======

       The values of inventories in the consolidated balance sheets are based on the following accounting methods:


    LIFO ...................................     $48,324     $51,517
    FIFO ...................................      21,870      21,518
                                                 -------     -------
                                                 $70,194     $73,035
                                                 =======     =======

       With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $19 million at April 30, 1998, and $16 million at October 31, 1997.


3.  Acquisition

    On October 29, 1997, the Company, through its Dutch subsidiary, Piper Impact Europe B.V., ("Piper Europe"), acquired the net assets of Advanced Metal Forming C.V., a Dutch limited partnership, for approximately $30 million. Based on preliminary purchase accounting, the goodwill associated with Piper Europe is approximately NLG 26 million or $13 million as of April 30, 1998.

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



                                       (4)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.  Long-Term Debt and Financing Arrangements

    The Company has an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement consists of a revolving line of credit ("Revolver"). In July 1997, the term loan provisions of the Bank Agreement expired. The Bank Agreement expires July 23, 2002, and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either (a) the Prime Rate or the Federal Funds Rate plus one percent, whichever is higher, or (b) a Eurodollar-based Rate. At April 30, 1998, the Company had $90 million outstanding under the Revolver.

       On October 28, 1997, Piper Europe executed a stand-alone secured credit facility ("Credit Facility") providing up to 50 million Dutch Guilders ("NLG"). At April 30, 1998, 1 NLG was equal to 0.4949 U.S. dollars. The Credit Facility consists of a Roll-Over Term Loan, a Medium Term Loan and an Overdraft Facility. The Roll-Over Term Loan provides NLG 15 million for loan periods of 1, 2, 3, 6, or 12 months with repayment of outstanding borrowings on October 27, 2002. Interest is payable on the repayment date at the Amsterdam Interbank Offering Rate (AIBOR) plus 90 basis points. In the case of a loan period of twelve months, interest is payable six months after the beginning of the loan period and on the repayment date. The Medium Term Loan provides NLG 15 million at 6.375% interest payable quarterly in arrears from March 1, 1998, with quarterly repayments of principal in equal amounts of NLG 500 thousand commencing January 1, 1999 through April 1, 2006. The Overdraft Facility provides an aggregate amount of NLG 20 million to cover overdrafts or up to NLG 15 million of loans for a period of one year, subject to annual renewal. Overdrafts bear interest at the Bank's published rate for overdraft facilities plus 1% per annum. Loans under the Overdraft Facility bear interest at AIBOR plus 45 to 55 basis points. The terms of Overdraft Facility loans are selected by Piper Europe to be a period of 1, 2, 3, 6, or 12 months. Interest on overdrafts is paid quarterly in arrears. Interest on loans under the Overdraft Facility is payable on the repayment date, however, in the case of a loan period of twelve months, interest is payable six months after the beginning of the loan period and on the repayment date. At April 30, 1998, Piper Europe had NLG 35.7 million outstanding under the Credit Facility.



                                       (5)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



5.  Discontinued Operations

    In April 1997, the Company completed the sale of its LaSalle Steel Company ("LaSalle") subsidiary. The Company recorded an after tax gain on the sale of $36.3 million in the second quarter of fiscal 1997. In the first quarter of fiscal 1998, an additional after tax gain of $833 thousand was recorded as a result of post-closing adjustments. LaSalle's results of operations have been reclassified as discontinued operations in the prior period and prior periods have been restated. For business segment reporting purposes, LaSalle's data was previously classified as "Cold Finished Steel Bars".

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

    Net sales and income from discontinued operations are as follows:

                                                           April 30, 1997
                                                       Three Months  Six Months
                                                          Ended         Ended
                                                     -------------------------------
                                                              (In Thousands)
    Net sales.................................           $ 59,544     $ 124,771
                                                         ========     =========
    Income before income taxes................              2,696         4,163
    Income tax expense........................               (945)       (1,458)
                                                         --------     ---------
       Income from discontinued operations....           $  1,751     $   2,705
                                                         ========     =========



                                                       October 31,
                                                          1997
                                                    ------------------
                                                      (In Thousands)
    Net Assets of Discontinued Operations
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


                                       (6)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



6.  Earnings Per Share

    The following tables present information necessary to calculate basic and diluted earnings per share per FAS 128 for the periods indicated (in thousands except per share amounts):



                                                     For the Three Months Ended                For the Three Months Ended
                                                           April 30, 1998                            April 30, 1997
                                              -----------------------------------------------------------------------------------

                                                 Income          Shares      Per-Share     Income          Shares      Per-Share
                                               (Numerator)   (Denominator)    Amount     (Numerator)    (Denominator)    Amount
                                               -----------   -------------   ---------   -----------    -------------  ---------
BASIC EPS
 Income from Cont. Oper.                       $   7,756        14,154        $ 0.55     $   7,339         13,716        $  0.53
 Income from Discont. Oper.                           --                          --         1,751                          0.13
 Gain on sale of Discont. Oper.                       --                          --        36,290                          2.65
                                               ---------                      ------     ---------                       -------
    Total basic net earnings                   $   7,756                      $ 0.55     $  45,380                       $  3.31
                                               =========                      ======     =========                       =======

EFFECT OF DILUTIVE SECURITIES
  Effect of common stock Equiv.
   arising from stock options                         --           260                          --            249
  Effect of conversion of
   subordinated debentures                     $     999         2,696                   $     999          2,696

DILUTED EPS
 Income from Cont. Oper.                       $   8,755        17,110        $0.51      $   8,338         16,661        $  0.50
 Income from Discont. Oper.                           --                         --          1,751                          0.10
 Gain on sale of Discont. Oper.                       --                         --         36,290                          2.18
                                               ---------                      ------     ---------                       -------
    Total diluted net earnings                 $   8,755                      $0.51      $  46,379                       $  2.78
                                               =========                      ======     =========                       =======

                                                      For the Six Months Ended                  For the Six Months Ended
                                                           April 30, 1998                            April 30, 1997
                                              -----------------------------------------------------------------------------------

                                                 Income          Shares      Per-Share     Income          Shares       Per-Share
                                               (Numerator)   (Denominator)    Amount     (Numerator)    (Denominator)     Amount
                                               -----------   -------------   ---------   -----------    -------------   ---------
BASIC EPS
 Income from Cont. Oper.                       $  10,049       14,119         $0.71      $  10,711         13,680        $  0.78
 Income from Discont. Oper.                           --                         --          2,705                          0.20
 Gain on sale of Discont. Oper.                   13,606                       0.97         36,290                          2.65
                                               ---------                      ------     ---------                       -------
    Total basic net earnings                   $  23,655                      $1.68      $  49,706                       $  3.63
                                               =========                      ======     =========                       =======

EFFECT OF DILUTIVE SECURITIES
  Effect of common stock Equiv.
   arising from stock options                         --          212                           --            259
  Effect of conversion of
   subordinated debentures(1)                         --           --                    $   1,998          2,696

DILUTED EPS
 Income from Cont. Oper.                       $  10,049       14,331         $0.70      $  12,709         16,635        $  0.77
 Income from Discont. Oper.                           --                         --          2,705                          0.16
 Gain on sale of Discont. Oper.                   13,606                       0.95         36,290                          2.18
                                               ---------                      ------     ---------                       -------
    Total diluted net earnings                 $  23,655                      $1.65      $  51,704                       $  3.11
                                               =========                      ======     =========                       =======

----------------
     (1) Conversion of the Company's 6.88% convertible subordinated debentures into common stock was not considered in the computation of diluted EPS for the six months ended April 30, 1998 because it was antidilutive.


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



                                                                          Corporate
    Three Months Ended                     Engineered      Aluminum         and
    April 30, 1998                         Steel Bars      Products        Other(1)    Consolidated
-----------------------------------------------------------------------------------------------------
                                                  (In thousands)
    Net Sales:
     To unaffiliated companies.........     $  88,231     $ 115,197      $      --      $ 203,428
    Intersegment(2)....................           722            --           (722)            --
                                            ---------     ---------      ---------      ---------
    Total .............................     $  88,953     $ 115,197      $    (722)     $ 203,428
                                            =========     =========      =========      =========
    Operating income (loss) ...........     $  16,363     $     779      $  (3,041)     $  14,101
                                            =========     =========      =========      =========



                                                                         Corporate
    Three Months Ended                      Engineered     Aluminum         and
    April 30, 1997                          Steel Bars     Products       Other(1)   Consolidated
-----------------------------------------------------------------------------------------------------
                                                  (In thousands)
    Net Sales:
     To unaffiliated companies ........     $ 78,031      $ 107,968      $     --       $185,999
     Intersegment(2)...................        4,067             --        (4,067)(3)         --
                                            --------      ---------      --------       --------
    Total .............................     $ 82,098      $ 107,968      $ (4,067)      $185,999
                                            ========      =========      ========       ========
    Operating income (loss) ...........     $ 13,200      $   3,839      $ (2,458)      $ 14,581
                                            ========      =========      ========       ========


                                                                          Corporate
    Six Months Ended                        Engineered     Aluminum          and
    April 30, 1998                          Steel Bars     Products        Other(1)    Consolidated
-----------------------------------------------------------------------------------------------------
                                                  (In thousands)
    Net Sales:
     To unaffiliated companies ........     $ 167,428     $ 216,982      $      --      $ 384,410
     Intersegment(2)...................         1,616            --         (1,616)            --
                                            ---------     ---------      ---------      ---------
    Total .............................     $ 169,044     $ 216,982      $  (1,616)     $ 384,410
                                            =========     =========      =========      =========
    Operating income (loss) ...........     $  28,122     $  (1,862)     $  (7,366)     $  18,894
                                            =========     =========      =========      =========


                                                                          Corporate
    Six Months Ended                        Engineered    Aluminum           and
    April 30, 1997                          Steel Bars    Products         Other(1)    Consolidated
-----------------------------------------------------------------------------------------------------
                                                  (In thousands)
    Net Sales:
     To unaffiliated companies ........     $ 146,226     $ 207,728      $      --      $ 353,954
     Intersegment(2)...................         8,359            --         (8,359)(3)         --
                                            ---------     ---------      ---------      ---------
    Total .............................     $ 154,585     $ 207,728      $  (8,359)     $ 353,954
                                            =========     =========      =========      =========
    Operating income (loss) ...........     $  22,840     $   7,053      $  (6,281)     $  23,612
                                            =========     =========      =========      =========


(1) Included in "Corporate and Other" are intersegment eliminations and corporate expenses.

(2) Intersegment sales are conducted on an arm's-length basis.

(3) Includes intersegment sales of $3.6 and $7.2 million to discontinued operations for the three and six month periods ended April 30, 1997.


                                      (8)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition


RESULTS OF OPERATIONS

The Company classifies its operations into two business segments: engineered steel bars and aluminum products. The Company's products are marketed to the transportation, capital equipment, homebuilding and remodeling, defense and other commercial industries.

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

     The Company's engineered steel bars business reflected record quarterly and six month earnings and sales for the period ended April 30, 1998. These results were due primarily to higher sales volume, but also reflect the benefits realized from the Company's capital expenditure programs, which have allowed the Company to increase production, enhance quality and manage manufacturing costs.

     The Company's aluminum products business experienced an operating loss for the first six months of 1998 despite increased net sales which were primarily due to the acquisition of Piper Europe. The Nichols Aluminum division was affected by seasonal and weather-related weakness in the homebuilding business and compressed margins due to extreme tightness in the market for premium-grade raw materials. These margins, referred to herein as "price spreads", are a key financial performance indicator in the aluminum sheet business. Piper Impact continued to experience high start-up costs at its new plant during the first six months of 1998, but showed improvement and returned to profitability in the last two months of the period.

     The Company currently expects that overall business levels for the remainder of fiscal 1998 should be similar to those experienced during 1997. Start-up costs at Piper Impact's new plant are expected to decrease with the use of key new equipment. Aluminum products pricing pressures and weaker margins, if they continue, could impact operating results for the remainder of fiscal 1998. The sale of LaSalle in April 1997 and the Tubing Operations in December 1997 will affect income for the remainder of fiscal 1998 by the difference between the amount LaSalle and the Tubing Operations would have earned and the reduction in interest expense as a result of the repayment of debt with the net proceeds from the sale. Domestic and global market factors will impact the Company and any slowdown in the U.S. economy could affect demand and pricing for many of the Company's products. Improved financial results will be dependent upon, among other things, whether the continued strength of the economy can be sustained, improvements in the markets which the Company serves and improvement in the price spreads of aluminum products.


                                       (9)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)


The following table sets forth selected operating data for the Company's two business segments:

                                                       Three Months Ended               Six Months Ended
                                                             April 30,                      April 30,
                                                  ------------------------------ -------------------------------
                                                      1998            1997            1998            1997
                                                      ----            ----            ----            ----
                                                                            (In thousands)
Engineered Steel Bars:
   Net Sales.....................                    $ 88,953       $ 82,098        $169,044        $154,585
   Operating Income..............                    $ 16,363       $ 13,200        $ 28,122        $ 22,840
   Depreciation and amortization.                    $  3,385       $  3,520        $  6,762        $  7,040
   Identifiable assets...........                    $205,472       $179,801        $205,472        $179,801

Aluminum Products:
   Net Sales.....................                    $115,197       $107,968        $216,982        $207,728
   Operating Income..............                    $    779       $  3,839        $( 1,862)       $  7,053
   Depreciation and amortization.                    $  7,492       $  5,968        $ 14,648        $ 12,038
   Identifiable assets...........                    $442,706       $417,078        $442,706        $417,078

     Consolidated net sales for the three and six months ended April 30, 1998, were $203.4 and $384.4 million, respectively, representing an increase of $17.4 million, or 9%, and $30.5 million or 9%, when compared to consolidated net sales for the same periods last year. The improvement reflects improved sales volume in the Company's engineered steel bar business, sales by Piper Europe and $3.6 and $7.2 million of sales to discontinued operations reflected as inter-segment sales in the three and six months ended April 30, 1997.

     Net sales from the Company's engineered steel bar business for the three and six months ended April 30, 1998, were $89.0 and $169.0 million representing an increase of $6.9 million, or 8%, and $14.5 million, or 9%, when compared to the same period last year. The improvements were primarily due to sales volume increases as compared to the same prior year periods. The increase in net sales at the engineered steel bar business is principally due to the continued strength in the durable goods market, particularly transportation and capital goods, and increased production capacity resulting from capital expansion programs.

     Net sales from the Company's aluminum products business for the three and six months ended April 30, 1998, were $115.2 and $217.0 million representing an increase of $7.2 million, or 7%, and $9.3 million, or 4%, when compared to the same periods last year. Included in the net sales for the three and six month ended April 30, 1998 are $7.9 and $13.8 million of sales by Piper Europe.

     Consolidated operating income for the three and six months ended April 30, 1998 was $14.1 and $18.9 million representing a decrease of $480 thousand, or 3%, and $4.7 million, or 20%, when compared to the same periods last year. The decrease was due to lower operating earnings from the aluminum products business partly offset by improved earnings in the engineered steel bar business.

     Operating income from the Company's engineered steel bar business for the three and six months ended April 30, 1998, was $16.4 and $28.1 million, respectively, representing an increase of $3.2 million, or 24% and $5.3 million, or 23%, when compared to the same periods last year. This improvement was attributable to higher sales due to increased capacity and strong demand.



                                      (10)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)



Operating income from the Company's aluminum products business for the three and six months ended April 30, 1998, was $779 thousand and a loss of $1.9 million, respectively, compared to operating income of $3.8 and $7.1 million for the same periods last year. The earnings decline in this segment is a result of weakened margins at Nichols Aluminum due to extreme tightness in the market for premium-grade raw materials as well as continued start-up costs, including higher labor and training expenses and the temporary use of less efficient production processes, at Piper Impact's new plant in New Albany, Mississippi.

     Selling, general and administrative expenses increased by $1.2 million, or 11%, and $1.7 million, or 8% for the three and six months ended April 30, 1998, as compared to the same periods of last year. These increases are principally due to the inclusion of Piper Europe and the higher sales levels of the Company.

     Depreciation and amortization increased by $1.4 million, or 15%, and $2.4 million, or 12% for the three and six months ended April 30, 1998 as compared to the same periods of last year. The increase is principally due to increased depreciation at Piper Impact and the inclusion of Piper Europe.

     Interest expense decreased by $1.3 and $2.4 million for the three and six months ended April 30, 1998, as compared to the same periods of 1997 as a result of reducing bank borrowings with proceeds received from the sale of LaSalle and the Tubing Operations.

     Capitalized interest increased by $455 thousand and $1.3 million for the three and six months ended April 30, 1998, as compared to the same periods of 1997 primarily due to Phase III and IV of the MACSTEEL expansion project.

     "Other, net" decreased $509 thousand for the three months ended April 30, 1998, as compared to the same period of 1997 primarily as a result of a life insurance gain in 1997. "Other, net" remained relatively constant for the six months ended April 30, 1998, as compared to the same period of 1997 as increased investment income in 1998 offset the 1997 life insurance gain mentioned above.

     Income from continuing operations increased $417 thousand, or 6%, for the three months ended April 30, 1998 compared to the same period of 1997. This increase is due primarily to the reduced interest expense, partially offset by the decline in operating income for the period. Income from continuing operations decreased $662 thousand, or 6% for the six months ended April 30, 1998, as compared to the same period of 1997. The decrease is primarily due to decreased operating income, partially offset by decreased interest expense and increased capitalized interest.

     Included in net income for the six months ended April 30, 1998 is $13.6 million of gain on sale of discontinued operations, net of income taxes. Included in net income for the three and six months ended April 30, 1997 is $36.3 million gain on the sale of discontinued operations, net of taxes, and $1.8 and $2.7 million, respectively, of income from discontinued operations, net of taxes.




                                      (11)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement consists of a revolving line of credit ("Revolver"). In July 1997, the term loan provisions of the Bank Agreement expired. The maturity date of the Bank Agreement, however, was extended by one year to July 23, 2002. The Bank Agreement also provides for up to $25 million for letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either (i) the Prime Rate or the Federal Funds Rate plus one percent, whichever is higher, or (ii) a Eurodollar-based Rate. In the fourth quarter of fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement to fixed rate. Under these agreements, payments are made each quarter based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and payments are received each quarter on a LIBOR based variable rate (5.6875% at April 30, 1998). Differentials to be paid or received under the agreements are recognized as interest expense. Payments under the swap agreements are tied to the interest periods for the borrowings under the Bank Agreement. The swap agreements mature July 29, 2003. The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined. The Bank Agreement limits the payment of dividends and certain restricted investments. Under the Bank Agreement, at April 30, 1998, there was $90 million of outstanding Revolver borrowings.

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



                                      (12)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)



On October 29, 1997, the Company acquired, through its Dutch subsidiary, Piper Europe, substantially all of the assets of Advance Metal Forming C.V., a Dutch limited partnership, for approximately $30 million. The acquisition was financed with existing cash and bank borrowings of 35 million Dutch Guilders. Piper Europe's primary source of funds is a stand-alone secured credit facility ("Credit Facility") providing up to 50 million Dutch Guilders ("NLG"). At April 30, 1998, 1 NLG was equal to 0.4949 dollars. The Credit Facility consists of a Roll-Over Term Loan, a Medium Term Loan and an Overdraft Facility. The Roll-Over Term Loan provides NLG 15 million for loan periods of 1, 2, 3, 6, or 12 months with repayment of outstanding borrowings on October 27, 2002. Interest is payable on the repayment date at the Amsterdam Interbank Offering Rate (AIBOR) plus 90 basis points. In the case of a loan period of twelve months, interest is payable six months after the beginning of the loan period and on the repayment date. The Medium Term Loan provides NLG 15 million at 6.375% interest payable quarterly in arrears from March 1, 1998, with quarterly repayments of principal in equal amounts of NLG 500 thousand commencing January 1, 1999 through April 1, 2006. The Overdraft Facility provides an aggregate amount of NLG 20 million to cover overdrafts or up to NLG 15 million of loans for a period of one year, subject to annual renewal. Overdrafts bear interest at the Bank's published rate for overdraft facilities plus 1% per annum. Loans under the Overdraft Facility bear interest at AIBOR plus 45 to 55 basis points. The terms of Overdraft Facility loans are selected by Piper Europe to be a period of 1, 2, 3, 6, or 12 months. Interest on overdrafts is paid quarterly in arrears. At April 30, 1998, Piper Europe had NLG 35.7 million outstanding under the Credit Facility.

     On December 3, 1997, the Company completed the sale of its Tubing Operations for approximately $30 million in cash. The proceeds were used to improve the Company's debt structure and for investment in the Company's value-added businesses.

     On December 22, 1997, the Company renewed its letter of intent to purchase Decatur Aluminum Corp., a Decatur, Alabama based aluminum sheet manufacturer. The acquisition of Decatur Aluminum is subject to the results of on-going negotiations of a definitive agreement.

     At April 30, 1998, the Company had commitments of $30 million for the purchase or construction of capital assets, primarily relating to the Company's continued expansions and improvements programs at MacSteel, Piper and Nichols Aluminum. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.

     The Company believes that it has sufficient funds and adequate financial sources available to meet its anticipated liquidity needs. The Company also believes that cash flow from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures, debt service requirements and environmental expenditures.

Operating Activities

Cash provided by operating activities during the six months ended April 30, 1998 was $29.5 million as compared to $18.8 million provided during the six months ended April 30, 1997. The increase was principally due to lower working capital requirements and higher depreciation expense from continuing operations, and the elimination of cash used by discontinued operations.




                                      (13)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)



Investment Activities

Net cash provided by investment activities during the six months ended April 30, 1998, was $2.4 million as compared to $20.1 million for the same 1997 period. The decrease in cash provided by investment activities was principally due to decreased proceeds from the sale of discontinued operations, but partially offset by decreased capital expenditures on continuing operations and the elimination of capital expenditures on discontinued operations. The Company estimates that fiscal 1998 capital expenditures will be approximately $70 to $80 million.

Financing Activities

Cash used in financing activities for the six months ended April 30, 1998, was $11.7 million, as compared to $40.0 million for the same 1997 period. The cash used in both periods primarily consists of repayments of bank borrowings.

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

     In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits", which is effective for the Company's year ended October 31, 1999. This statement defines new disclosure requirements for pension and other postretirement benefits in an effort to facilitate financial analysis by adding useful information and deleting disclosures that the FASB considers no longer useful. The Company will be analyzing SFAS No. 132 during 1998 to determine what additional disclosures will be required.



                                      (14)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)


PRIVATE SECURITIES LITIGATION REFORM ACT

Certain forward looking information contained herein is being provided in accordance with the provisions of the Private Securities Litigation Reform Act. Such information is subject to certain assumptions and beliefs based on current information known to the Company and is subject to factors that could result in actual results differing materially from those anticipated in the forward looking statements contained in this report. Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, interest rates, construction delays, market conditions for the Company's customers, any material changes in purchases by the principal customers of AMSCO and Piper Impact, environmental regulations and changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company's successful implementation of its internal operating plans, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved.

YEAR 2000

In response to the Year 2000 issue, the Company initiated a project in early 1997 to identify, evaluate and implement changes to its existing computerized business systems. The Company is addressing the issue through a combination of modifications to existing programs and conversions to Year 2000 compliant software. In addition, the Company will be communicating with its major customers, suppliers, and other service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. Although the Company currently anticipates that it will not incur material expenditures or disruption of operations relating to year 2000 processing issues, if the Company or its key customers or key vendors are unable to resolve, in a timely manner, any significant processing issues that may arise, such inability could have an adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.


ENVIRONMENTAL MATTERS

The Company's former Tube Group Division once owned and operated a plant in Redford Township, Michigan. The Michigan Department of Environmental Quality has alleged that the Company is liable for contamination there and asked the Company to undertake clean-up actions in response thereto. Quanex contests its alleged responsibility for the contamination, but conditionally has offered to enter into negotiations with the State and other potentially responsible parties concerning participation in clean-up work.



                                      (15)

                          PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings.

Other than the proceedings described under Part I Item 2, "Environmental Matters", there are no material legal proceedings to which Quanex, its subsidiaries, or their property is subject.


Item 4 - Submission of Matters to a Vote of Security Holders.


On February 26, 1998, the Company held its regular Annual Meeting of Stockholders (the "Annual Meeting").

At the Annual Meeting, Carl E. Pfeiffer, Vincent R. Scorsone, and Donald G. Barger, Jr. were elected as directors for a three year term. The following sets forth the number of shares that voted for and for which votes were withheld of each of such persons:


                                              For            Withheld
                                              ---            --------

   Carl E. Pfeiffer                        11,862,722          89,505
   Vincent R. Scorsone                     11,879,292          72,935
   Donald G. Barger, Jr.                   11,879,792          72,435

In addition, at the Annual Meeting, the stockholders of the Company ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors and approved the Company's 1997 Non-Employee Director Stock Option Plan.

The ratification of Deloitte & Touche LLP as the Company's independent auditors was approved with 11,889,806 votes cast for approval, 28,117 votes cast against, and 34,290 abstentions. The Company's 1997 Non-Employee Director Stock Option Plan was approved with 10,742,410 votes cast for approval, 1,090,795 votes cast against, and 118,999 abstentions.




Item 6 - Exhibits and Reports on Form 8-K.

       Exhibit 11   -    Statement re computation of earnings per share.
       Exhibit 27.1 -    Financial Data Schedule - April 30, 1998.
       Exhibit 27.2 -    Amended Financial Data Schedule - January 31, 1998.
       Exhibit 27.3 -    Restated Financial Data Schedule - Fiscal Years Ended
                         1997, 1996, and 1995.
       Exhibit 27.4 -    Restated Financial Data Schedule - Fiscal Quarters
                         Ended 1997.
       Exhibit 27.5 -    Restated Financial Data Schedule - Fiscal Quarters
                         Ended 1996.


     A Report on Form 8-K was filed by the Company on December 17, 1997, regarding the completion of the sale of its Tubing Operations and containing certain pro forma financial statements of the Company and notes thereto regarding the sale.

                                      (16)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUANEX CORPORATION



                                        ---------------------------------------
                                        Viren M. Parikh
                                        Controller (Chief Accounting Officer)


Date June 9, 1998
     -------------





                                      (17)

                               INDEX TO EXHIBITS

        Exhibit
          No.                      Description
        -------                    -----------
       Exhibit 11   -    Statement re computation of earnings per share.
       Exhibit 27.1 -    Financial Data Schedule - April 30, 1998.
       Exhibit 27.2 -    Amended Financial Data Schedule - January 31, 1998.
       Exhibit 27.3 -    Restated Financial Data Schedule - Fiscal Years Ended
                         1997, 1996, and 1995.
       Exhibit 27.4 -    Restated Financial Data Schedule - Fiscal Quarters
                         Ended 1997.
       Exhibit 27.5 -    Restated Financial Data Schedule - Fiscal Quarters
                         Ended 1996.