Form 10-Q
period 1998-07-31
QUANEX CORP
filed 1998-09-03
CIK 276889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________.

                          Commission File Number 1-5725


                               QUANEX CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)





           DELAWARE                                         38-1872178
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

             1900 West Loop South, Suite 1500, Houston, Texas 77027
             ------------------------------------------------------
             (Address of principal executive offices and zip code)



       Registrant's telephone number, including area code: (713) 961-4600




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X  No
                                       ----   ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                               Outstanding at July 31, 1998
---------------------------------------             ----------------------------
Common Stock, par value $0.50 per share                     14,179,449

                               QUANEX CORPORATION
                                      INDEX




                                                                                               Page No.
                                                                                               --------
Part I.   Financial Information:

     Item 1:  Financial Statements

              Consolidated Balance Sheets - July 31, 1998 and
                 October 31, 1997..............................................................    1

              Consolidated Statements of Income - Three and Nine Months
                 Ended July 31, 1998 and 1997 .................................................    2

              Consolidated Statements of Cash Flow - Nine months
                 Ended July 31, 1998 and 1997 .................................................    3

              Notes to Consolidated Financial Statements.......................................  4-8

     Item 2:  Management's Discussion and Analysis of Results of
              Operations and Financial Condition .............................................. 9-16

Part II.   Other Information

     Item 1:  Legal Proceedings................................................................   17
     Item 6:  Exhibits and Reports on Form 8-K.................................................   17

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               QUANEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                         July 31,         October 31,
                                                           1998              1997
                                                       ------------      ------------
                                                        (Unaudited)       (Audited)

ASSETS
Current assets:
  Cash and equivalents ...........................     $     54,667      $     26,851
  Accounts and notes receivable, net .............           68,995            80,089
  Inventories ....................................           75,451            73,035
  Deferred income taxes ..........................            8,282             5,601
  Prepaid expenses ...............................            2,331             1,320
                                                       ------------      ------------
          Total current assets ...................          209,726           186,896
Property, plant and equipment ....................          677,199           642,854
Less accumulated depreciation and amortization ...         (292,851)         (263,783)
                                                       ------------      ------------
Property, plant and equipment, net ...............          384,348           379,071

Goodwill, net ....................................           93,891            91,496
Net assets of discontinued operations ............               --            13,554
Other assets .....................................           16,475            14,688
                                                       ------------      ------------
                                                       $    704,440      $    685,705
                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................     $     71,621      $     71,317
  Income taxes payable ...........................            2,380             8,503
  Accrued expenses ...............................           46,043            43,208
  Current maturities of long-term debt ...........            9,093            11,050
                                                       ------------      ------------
          Total current liabilities ..............          129,137           134,078

Long-term debt ...................................          193,301           201,858
Deferred pension credits .........................            6,115             6,627
Deferred postretirement welfare benefits .........            6,969             6,835
Deferred income taxes ............................           51,341            48,111
Other liabilities ................................           18,878            19,373
                                                       ------------      ------------
          Total liabilities ......................          405,741           416,882
Stockholders' equity:
  Common stock, $.50 par value ...................            7,090             7,025
  Additional paid-in capital .....................          108,255           105,146
  Retained earnings ..............................          183,677           156,528
  Foreign currency translation adjustment ........              (25)              422
  Adjustment for minimum pension liability .......             (298)             (298)
                                                       ------------      ------------
          Total stockholders' equity .............          298,699           268,823
                                                       ------------      ------------
                                                       $    704,440      $    685,705
                                                       ============      ============


                                      (1)

                               QUANEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)



                                                          Three Months Ended            Nine Months Ended
                                                              July 31,                      July 31,
                                                       ------------------------      ------------------------
                                                          1998          1997           1998            1997
                                                       ---------      ---------      ---------      ---------
                                                                              (Unaudited)

Net sales ........................................     $ 204,854      $ 196,589      $ 589,264      $ 550,543
Cost and expenses:
  Cost of sales ..................................       164,500        159,058        485,203        448,663
  Selling, general and administrative expense ....        11,650         11,657         34,985         33,270
  Depreciation and amortization ..................        10,771          9,628         32,249         28,752
                                                       ---------      ---------      ---------      ---------
Operating income .................................        17,933         16,246         36,827         39,858
Other income (expense):
  Interest expense ...............................        (3,708)        (4,040)       (11,113)       (13,808)
  Capitalized interest ...........................         1,057            849          3,753          2,231
  Other, net .....................................           464            189          1,816          1,440
Income from continuing operations
                                                       ---------      ---------      ---------      ---------
     before income taxes .........................        15,746         13,244         31,283         29,721
Income tax expense ...............................        (5,461)        (4,637)       (10,949)       (10,403)
                                                       ---------      ---------      ---------      ---------
Income from continuing operations ................        10,285          8,607         20,334         19,318
Income from discontinued operations, net of
     income taxes ................................            --            813             --          3,518
Gain on sale of discontinued operations, net
     of income taxes .............................            --             --         13,606         36,290
                                                       ---------      ---------      ---------      ---------
Net income .......................................     $  10,285      $   9,420      $  33,940      $  59,126
                                                       =========      =========      =========      =========
Earnings per common share:
   Basic:
      Continuing operations ......................     $    0.73      $    0.62      $    1.44      $    1.41
      Discontinued operations ....................            --           0.06             --           0.26
      Gain on sale of discontinued operations ....            --             --           0.96           2.64
                                                       ---------      ---------      ---------      ---------
         Total basic net earnings ................     $    0.73      $    0.68      $    2.40      $    4.31
                                                       =========      =========      =========      =========
   Diluted:
      Continuing operations ......................     $    0.66      $    0.57      $    1.37      $    1.35
      Discontinued operations ....................            --           0.05             --           0.21
      Gain on sale of discontinued operations ....            --             --           0.80           2.18
                                                       ---------      ---------      ---------      ---------
         Total diluted net earnings ..............     $    0.66      $    0.62      $    2.17      $    3.74
                                                       =========      =========      =========      =========


Weighted average shares outstanding:
   Basic .........................................        14,176         13,840         14,138         13,734
                                                       =========      =========      =========      =========
   Diluted .......................................        17,096         16,802         17,048         16,629
                                                       =========      =========      =========      =========





                                      (2)

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)




                                                                            Nine Months Ended
                                                                                July 31,
                                                                      ------------------------------
                                                                          1998              1997
                                                                      ------------      ------------
                                                                               (Unaudited)

Operating activities:
  Net income ....................................................     $     33,940      $     59,126
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Income from discontinued operations ......................               --            (3,518)
       Gain on sale of discontinued operations ..................          (13,606)          (36,290)
       Depreciation and amortization ............................           32,674            29,201
       Deferred income taxes ....................................            3,228               140
       Deferred pension costs ...................................             (512)             (124)
       Deferred postretirement welfare benefits .................              134               285
                                                                      ------------      ------------
                                                                            55,858            48,820
  Changes in assets and liabilities net of effects from
    acquisitions and dispositions:
       Decrease (increase) in accounts and notes receivable .....           12,176              (939)
       Decrease (increase) in inventory .........................           (5,140)            2,048
       Increase (decrease) in accounts payable ..................              676            (2,224)
       Increase (decrease) in accrued expenses ..................             (974)              395
       Other, net ...............................................          (10,122)           (3,242)
                                                                      ------------      ------------
            Cash provided by continuing operations ..............           52,474            44,858
            Cash used in discontinued operations ................               --              (773)
                                                                      ------------      ------------
            Cash provided by operating activities ...............           52,474            44,085

Investment activities:
  Proceeds from the sale of discontinued operations .............           31,434            63,900
  Capital expenditures of continuing operations,
       net of retirements .......................................          (39,723)          (53,897)
  Capital expenditures of discontinued operations ...............               --            (2,636)
  Other, net ....................................................           (2,395)           (6,126)
                                                                      ------------      ------------
            Cash provided (used) by investment activities .......          (10,684)            1,241
                                                                      ------------      ------------
            Cash provided by operating and
               investment activities ............................           41,790            45,326

Financing activities:
  Bank borrowings (repayments), net .............................          (10,377)          (60,000)
  Common dividends paid .........................................           (6,791)           (6,176)
  Issuance of common stock under benefit plans ..................            3,174             9,715
  Other, net ....................................................               --               831
                                                                      ------------      ------------
            Cash used in financing activities ...................          (13,994)          (55,630)
Effect of exchange rate changes on cash and equivalents .........               20                --
                                                                      ------------      ------------
Increase (decrease) in cash and equivalents .....................           27,816           (10,304)
Cash and equivalents at beginning of period .....................           26,851            35,962
                                                                      ------------      ------------
Cash and equivalents at end of period ...........................     $     54,667      $     25,658
                                                                      ============      ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest ........................................................     $     12,264      $     15,662
Income taxes ....................................................     $     16,306      $     12,105





                                      (3)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Accounting Policies

     The interim consolidated financial statements of Quanex Corporation and subsidiaries ("the Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 1997 Annual Report on Form 10-K, as amended, which is incorporated by reference. Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to 1998 classifications.

2.   Inventories



     Inventories consist of the following:                                           July 31,           October 31,
                                                                                       1998                1997
                                                                                     -------            -----------
                                                                                            (In thousands)

     Raw materials ...............................................................   $22,042              $19,432
     Finished goods and work in process...........................................    46,679               47,739
                                                                                     -------              -------
                                                                                      68,721               67,171

     Other........................................................................     6,730                5,864
                                                                                     -------              -------

                                                                                     $75,451              $73,035
                                                                                     =======              =======


        The values of inventories in the consolidated balance sheets are based on the following accounting methods:

     LIFO.........................................................................   $54,062              $51,517
     FIFO.........................................................................    21,389               21,518
                                                                                     -------              -------
                                                                                     $75,451              $73,035
                                                                                     =======              =======

        With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $16 million at July 31, 1998, and $16 million at October 31, 1997.


3.   Acquisition


     On October 29, 1997, the Company, through its Dutch subsidiary, Piper Impact Europe B.V., ("Piper Europe"), acquired the net assets of Advanced Metal Forming C.V., a Dutch limited partnership, for approximately $30 million. Based on preliminary purchase accounting, the goodwill associated with Piper Europe is approximately NLG 26 million or $13 million as of July 31, 1998.

        Piper Europe produces aluminum impact extrusions and precision steel stampings for the automotive and electronics industries in Europe and North America. Piper Europe employs approximately 300 people, and its manufacturing facilities are located near Zwolle in The Netherlands.




                                       (4)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.   Long-Term Debt and Financing Arrangements

     The Company has an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement currently consists of a revolving line of credit ("Revolver"). In July 1997, the term loan provisions of the Bank Agreement expired. The Bank Agreement expires July 23, 2003, and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either
     (a) the Prime Rate or the Federal Funds Rate plus one percent, whichever is higher, or (b) a Eurodollar-based Rate. At July 31, 1998, the Company had $90 million outstanding under the Revolver.

        On October 28, 1997, Piper Europe executed a stand-alone secured credit facility ("Credit Facility") providing up to 50 million Dutch Guilders ("NLG"). At July 31, 1998, 1 NLG was equal to 0.4987 U.S. dollars. The Credit Facility consists of a Roll-Over Term Loan, a Medium Term Loan and an Overdraft Facility. The Roll-Over Term Loan provides NLG 15 million for loan periods of 1, 2, 3, 6, or 12 months with repayment of outstanding borrowings on October 28, 2002. Interest is payable on the repayment date at the Amsterdam Interbank Offering Rate (AIBOR) plus 90 basis points. In the case of a loan period of twelve months, interest is payable six months after the beginning of the loan period and on the repayment date. The Medium Term Loan provides NLG 15 million at 6.375% interest payable quarterly in arrears from March 1, 1998, with quarterly repayments of principal in equal amounts of NLG 500 thousand commencing January 1, 1999 through April 1, 2006. The Overdraft Facility provides an aggregate amount of NLG 20 million to cover overdrafts or up to NLG 15 million of loans for a period of one year, subject to annual renewal. Overdrafts bear interest at the Bank's published rate for overdraft facilities plus 1% per annum. Loans under the Overdraft Facility bear interest at AIBOR plus 45 to 55 basis points. The terms of Overdraft Facility loans are selected by Piper Europe to be a period of 1, 2, 3, 6, or 12 months. Interest on overdrafts is paid quarterly in arrears. Interest on loans under the Overdraft Facility is payable on the repayment date, however, in the case of a loan period of twelve months, interest is payable six months after the beginning of the loan period and on the repayment date. At July 31, 1998, Piper Europe had NLG 38.2 million outstanding under the Credit Facility.








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

     Net sales and income from discontinued operations are as follows:





                                                               July 31, 1997
                                                       Three Months      Nine Months
                                                          Ended             Ended
                                                       ------------      ------------
                                                                (In Thousands)



Net sales ........................................     $     28,487      $    153,258
                                                       ============      ============
Income before income taxes .......................            1,250             5,413
Income tax expense ...............................             (437)           (1,895)
                                                       ------------      ------------
   Income from discontinued operations ...........     $        813      $      3,518
                                                       ============      ============






                                                       October 31,
                                                           1997
                                                      -------------
                                                      (In Thousands)

   Net Assets of Discontinued Operations:

   Current assets ................................     $     24,388
   Property, plant and equipment, net ............           17,357
   Other assets ..................................            2,784
   Current liabilities ...........................          (11,241)
   Deferred pension credits ......................           (4,373)
   Deferred postretirement welfare benefits ......          (22,406)
   Deferred income taxes .........................            6,718
   Adjustment for minimum pension liability ......              327
                                                       ------------
      Net assets of discontinued operations ......     $     13,554
                                                       ============


                                       (6)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



6.   Earnings Per Share

     The following tables present information necessary to calculate basic and diluted earnings per share per FAS 128 for the periods indicated (in thousands except per share amounts):




                                                 For the Three Months Ended                For the Three Months Ended
                                                       July 31, 1998                                July 31, 1997
                                        -------------------------------------------------------------------------------------
                                                                           Per-                                        Per-
                                           Income          Shares         Share        Income           Shares         Share
                                        (Numerator)     (Denominator)     Amount     (Numerator)     (Denominator)     Amount
                                        -----------     -------------     ------     -----------     -------------     ------
BASIC EPS
 Income from Cont. Oper. ..........     $    10,285            14,176     $ 0.73     $     8,607            13,840     $ 0.62
 Income from Discont. Oper. .......              --                           --             813                         0.06
 Gain on sale of Discont. Oper. ...              --                           --              --                           --
                                        -----------                       ------     -----------                       ------
    Total basic net earnings ......     $    10,285                       $ 0.73     $     9,420                       $ 0.68
                                        ===========                       ======     ===========                       ======

EFFECT OF DILUTIVE SECURITIES
  Effect of common stock Equiv.
   arising from stock options .....              --               224                         --               266
  Effect of conversion of
   subordinated debentures ........     $       999             2,696                $       999             2,696

DILUTED EPS
 Income from Cont. Oper. ..........     $    11,284            17,096     $ 0.66     $     9,606            16,802     $ 0.57
 Income from Discont. Oper. .......              --                           --             813                         0.05
 Gain on sale of Discont. Oper. ...              --                           --              --                           --
                                        -----------                       ------     -----------                       ------
    Total diluted net earnings ....     $    11,284                       $ 0.66     $    10,419                       $ 0.62
                                        ===========                       ======     ===========                       ======





                                                  For the Nine Months Ended                    For the Nine Months Ended
                                                       July 31, 1998                                July 31, 1997
                                        -------------------------------------------------------------------------------------
                                                                           Per-                                        Per-
                                           Income          Shares         Share        Income           Shares         Share
                                        (Numerator)     (Denominator)     Amount     (Numerator)    (Denominator)      Amount
                                        -----------     -------------     ------     -----------     -------------     ------

BASIC EPS

 Income from Cont. Oper. ..........     $    20,334            14,138     $ 1.44     $    19,318            13,734     $ 1.41
 Income from Discont. Oper. .......              --                           --           3,518                         0.26
 Gain on sale of Discont. Oper. ...          13,606                         0.96          36,290                         2.64
                                        -----------                       ------     -----------                       ------
    Total basic net earnings ......     $    33,940                       $ 2.40     $    59,126                       $ 4.31
                                        ===========                       ======     ===========                       ======

EFFECT OF DILUTIVE SECURITIES
  Effect of common stock Equiv.
   arising from stock options .....              --               214                         --               199
  Effect of conversion of
   subordinated debentures ........     $     2,997             2,696                $     2,997             2,696

DILUTED EPS
 Income from Cont. Oper. ..........     $    23,331            17,048     $ 1.37     $    22,315            16,629     $ 1.35
 Income from Discont. Oper. .......              --                           --           3,518                         0.21
 Gain on sale of Discont. Oper. ...          13,606                         0.80          36,290                         2.18
                                        -----------                       ------     -----------                       ------
    Total diluted net earnings ....     $    36,937                       $ 2.17     $    62,123                       $ 3.74
                                        ===========                       ======     ===========                       ======









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




                                                                                               Corporate
Three Months Ended                                           Engineered        Aluminum           and
July 31, 1998                                                Steel Bars        Products         Other(1)           Consolidated
-------------------------------------------------------------------------------------------------------------------------------
                                                                    (In thousands)

Net Sales:
 To unaffiliated companies ............................     $     80,018     $    124,836     $          0         $    204,854
 Intersegment(2) ......................................              741               --             (741)                  --
                                                            ------------     ------------     ------------         ------------
Total .................................................     $     80,759     $    124,836     $       (741)        $    204,854
                                                            ============     ============     ============         ============
Operating income (loss) ...............................     $     14,638     $      4,362     $     (1,067)        $     17,933
                                                            ============     ============     ============         ============


                                                                                               Corporate
Three Months Ended                                           Engineered        Aluminum           and
July 31, 1997                                                Steel Bars        Products         Other(1)           Consolidated
-------------------------------------------------------------------------------------------------------------------------------
                                                                    (In thousands)
Net Sales:
 To unaffiliated companies ............................     $     76,354     $    120,235     $          0         $    196,589
 Intersegment(2) ......................................            4,883               --           (4,883)(3)               --
                                                            ------------     ------------     ------------         ------------
Total .................................................     $     81,237     $    120,235     $     (4,883)        $    196,589
                                                            ============     ============     ============         ============
Operating income (loss) ...............................     $     13,236     $      7,349     $     (4,339)        $     16,246
                                                            ============     ============     ============         ============



                                                                                               Corporate
Nine Months Ended                                           Engineered        Aluminum            and
July 31, 1998                                                Steel Bars        Products         Other(1)           Consolidated
-------------------------------------------------------------------------------------------------------------------------------
                                                                    (In Thousands)
Net Sales:
 To unaffiliated companies ............................     $    247,446     $    341,818     $          0         $    589,264
 Intersegment(2) ......................................            2,357               --           (2,357)                  --
                                                            ------------     ------------     ------------         ------------
Total .................................................     $    249,803     $    341,818     $     (2,357)        $    589,264
                                                            ============     ============     ============         ============
Operating income (loss) ...............................     $     42,760     $      2,500     $     (8,433)        $     36,827
                                                            ============     ============     ============         ============




                                                                                               Corporate
Nine Months Ended                                           Engineered        Aluminum           and
July 31, 1997                                                Steel Bars        Products         Other(1)           Consolidated
-------------------------------------------------------------------------------------------------------------------------------
                                                                    (In thousands)

Net Sales:
 To unaffiliated companies ............................     $    222,580     $    327,963     $          0         $    550,543
 Intersegment(2) ......................................           13,242               --          (13,242)(3)               --
                                                            ------------     ------------     ------------         ------------
Total .................................................     $    235,822     $    327,963     $    (13,242)        $    550,543
                                                            ============     ============     ============         ============
Operating income (loss) ...............................     $     36,076     $     14,402     $    (10,620)        $     39,858
                                                            ============     ============     ============         ============




(1) Included in "Corporate and Other" are intersegment eliminations and corporate expenses.

(2)  Intersegment sales are conducted on an arm's-length basis.

(3) Includes intersegment sales of $3.5 and $10.7 million to discontinued operations for the three and nine month periods ended July 31, 1997.


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

     In April 1997, the Company completed the sale of LaSalle. LaSalle's results of operations have been classified as discontinued operations and prior periods have been restated. For business segment reporting purposes, LaSalle's data was previously classified as "Cold Finished Steel Bars".

     In October 1997, the Company, through its Dutch subsidiary, Piper Europe, purchased the net assets of Advanced Metal Forming C.V., a Dutch limited partnership, for approximately $30 million. The Company's balance sheet as of October 31, 1997 takes into account this transaction.

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

     The Company's engineered steel bars business reflected record quarterly and nine month earnings for the period ended July 31, 1998. These record earnings were primarily due to strong demand in the transportation markets, but also reflect the benefits realized from the Company's capital expenditure programs, which have allowed the Company to increase production, enhance quality and manage manufacturing costs.

     The Company's aluminum products business experienced lower operating income for the nine months ended July 31, 1998 compared to the same period in 1997 despite increased net sales. The Nichols Aluminum division was negatively effected by seasonal and weather-related weakness in the construction business and compressed margins due to the costs of raw materials. These margins, referred to herein as "price spreads", are a key financial performance indicator in the aluminum sheet business. Markets for Nichols Aluminum began to strengthen, however, in the third quarter with increased demand and a flattening of scrap prices. With the ongoing operational improvements at the mini-mill and rolling mills, flat-rolled sheet quality has improved and this has allowed penetration into distributor markets. These distributor markets are important and active year-round purchasers of aluminum sheet.












                                       (9)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)


     The engineered products group of the aluminum products business also experienced lower operating income for the nine months ended July 31, 1998 compared to the same period of 1997. This decline was a result of operating losses at Piper Impact, Inc., ("Piper Impact"), stemming from continued high start-up costs at its new plant, slack demand in Asia for automotive air bag products and the 54-day work stoppage at General Motors' North American facilities. Marketing efforts are being focused on building sales in diverse applications utilizing Piper Impact's unique impact extrusion technology, product design and development capabilities, and aluminum and steel products manufacturing capacity.

     The Company currently expects that overall business levels for the remainder of fiscal 1998 should be similar to those experienced during 1997. Start-up costs at Piper Impact's new plant are expected to decrease with the use of key new equipment, however the weakened Asian market may continue to impact operating results for the remainder of 1998. The sale of LaSalle in April 1997 and the Tubing Operations in December 1997 will affect income for the remainder of fiscal 1998 by the difference between the amount LaSalle and the Tubing Operations would have earned and the reduction in interest expense as a result of the repayment of debt with the net proceeds from the sale. Domestic and global market factors will impact the Company and any slowdown in the U.S. economy could affect demand and pricing for many of the Company's products. Improved financial results will be dependent upon, among other things, whether the continued strength of the economy can be sustained, improvements in the markets which the Company serves and improvement in the price spreads of aluminum products.

     The following table sets forth selected operating data for the Company's two business segments:



                                                          Three Months Ended              Nine Months Ended
                                                               July 31,                        July 31,
                                                     ------------------------------ -------------------------------
                                                       1998            1997            1998            1997
                                                       ----            ----            ----            ----
                                                                            (In thousands)
Engineered Steel Bars:
   Net Sales.....................                    $ 80,759       $ 81,237        $249,803        $235,822
   Operating Income..............                    $ 14,638       $ 13,236        $ 42,760        $ 36,076
   Depreciation and amortization.                    $  3,384       $  3,516        $ 10,146        $ 10,556
   Identifiable assets...........                    $207,496       $183,479        $207,496        $183,479

Aluminum Products:
   Net Sales.....................                    $124,836       $120,235        $341,818        $327,963
   Operating Income..............                    $  4,362       $  7,349        $  2,500        $ 14,402
   Depreciation and amortization.                    $  7,353       $  6,088        $ 22,001        $ 18,126
   Identifiable assets...........                    $431,355       $414,179        $431,355        $414,179












                                      (10)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)


     Consolidated net sales for the three and nine months ended July 31, 1998, were $204.9 and $589.3 million, respectively, representing an increase of $8.3 million, or 4%, and $38.7 million or 7%, respectively, when compared to consolidated net sales for the same periods last year. The increase reflects improved sales volume in the Company's aluminum products business for the three and nine months ended July 31, 1998 and improved sales volume in the engineered steel bar business for the nine months ended July 31,1998. Additionally, sales by Piper Europe which did not exist in 1997 and $3.5 and $10.7 million of sales to discontinued operations reflected as inter-segment sales in the three and nine months ended July 31, 1997, respectively, contributed to the increase.

     Net sales from the Company's engineered steel bar business for the three and nine months ended July 31, 1998, were $80.8 and $249.8 million representing a decrease of $478 thousand, or 1%, and an increase of $14.0 million, or 6%, respectively, when compared to the same periods last year. Sales were only slightly down for the three months ended July 31, 1998 compared to the same period of 1997. The improvement for the nine months ended 1998 compared to the same period of 1997 was primarily due to higher sales volume and improved product mix. The increase in net sales at the engineered steel bar business is principally due to the continued strength in the durable goods market, particularly transportation and capital goods, and increased production capacity resulting from capital expansion programs.

     Net sales from the Company's aluminum products business for the three and nine months ended July 31, 1998, were $124.8 and $341.8 million representing an increase of $4.6 million, or 4%, and $13.9 million, or 4%, respectively, when compared to the same periods last year. The majority of the improvement in net sales for the three and nine months ended July 31, 1998 is due to sales by the newly acquired Piper Europe, partially offset by a decrease in sales from the prior year at Piper Impact's domestic operations.

     Consolidated operating income for the three and nine months ended July 31, 1998 was $17.9 and $36.8 million representing an increase of $1.7 million, or 10%, and a decrease of $3.0 million, or 8%, respectively, when compared to the same periods last year. The increase for the three months ended July 31, 1998 was due to increased operating income at the engineered steel bars business and decreased general and administrative expenses at the corporate office, together with LIFO credits, partially offset by decreased operating income at the aluminum products segment. The decrease for the nine months ended July 31, 1998 was due to lower operating earnings from the aluminum products business partly offset by improved earnings in the engineered steel bar business and lower general and administrative expenses experienced at the corporate office.

     Operating income from the Company's engineered steel bar business for the three and nine months ended July 31, 1998, was $14.6 and $42.8 million, respectively, representing an increase of $1.4 million, or 11% and $6.7 million, or 19%, respectively, when compared to the same periods last year. Operating income for the three months ended July 31, 1998 increased from the same period of 1997 despite slightly lower net sales due to reduced costs for the period. The improvement for the nine months ended July 31, 1998 compared to the same period of 1997 was attributable to higher sales volume due to increased capacity and strong demand.







                                      (11)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)


     Operating income from the Company's aluminum products business for the three and nine months ended July 31, 1998, was $4.4 million and $2.5 million, respectively, representing a decrease of $3.0 million, or 41%, and $11.9 million, or 83%, respectively, when compared to the same periods last year. The earnings decline in this segment for the three and nine months ended July 31, 1998 is largely a result of operating losses experienced at Piper Impact due to high start-up costs at its new plant, slack demand in Asia and the 54-day work stoppage at General Motors' North American facilities. However, these results were offset by the addition of Piper Europe and improvements at Nichols Aluminum and Fabricated Products divisions.

     Selling, general and administrative expenses remained flat for the three months ended July 31, 1998 and increased by $1.7 million, or 5%, for the nine months ended July 31, 1998, as compared to the same periods of last year. The increase in the nine month period compared to the same prior year period is principally due to the inclusion of Piper Europe and the higher sales levels of the Company.

     Depreciation and amortization increased by $1.1 million, or 12%, and $3.5 million, or 12%, respectively, for the three and nine months ended July 31, 1998 as compared to the same periods of last year. The increase is principally due to increased depreciation at Piper Impact and the inclusion of Piper Europe.

     Interest expense decreased by $332 thousand and $2.7 million for the three and nine months ended July 31, 1998, as compared to the same periods of 1997 as a result of reducing bank borrowings with proceeds received from the sale of LaSalle and the Tubing Operations.

     Capitalized interest increased by $208 thousand and $1.5 million for the three and nine months ended July 31, 1998, as compared to the same periods of 1997 primarily due to Phase III and IV of the MACSTEEL expansion project.

     "Other, net" remained relatively constant for the three and nine months ended July 31, 1998, as compared to the same periods of 1997.

     Income from continuing operations increased $1.7 million, or 19%, and $1.0 million, or 5%, for the three and nine months ended July 31, 1998 compared to the same periods of 1997. The majority of the increase in the three months ended July 31, 1998, compared to 1997 is due to the increased operating income and the reduced interest expense. The increase in the nine months ended July 31, 1998 is due primarily to the reduced interest expense and increased capitalized interest, partially offset by the decline in operating income for the period.

     Included in net income for the nine months ended July 31, 1998 is $13.6 million of gain on sale of discontinued operations, net of income taxes. Included in net income for the three months ended July 31, 1997 is $813 thousand of income from discontinued operations, net of taxes. Included in net income for the nine months ended July 31, 1997 is $36.3 million gain on the sale of discontinued operations, net of taxes, and $3.5 million of income from discontinued operations, net of taxes.













                                      (12)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

LIQUIDITY AND CAPITAL RESOURCES


The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement currently consists of a revolving line of credit ("Revolver"). In July 1997, the term loan provisions of the Bank Agreement expired. The Bank Agreement expires July 23, 2003 and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either (i) the Prime Rate or the Federal Funds Rate plus one percent, whichever is higher, or (ii) a Eurodollar-based Rate. In the fourth quarter of fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement to fixed rate. Under these agreements, payments are made each quarter based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and payments are received each quarter on a LIBOR based variable rate (5.6875% at July 31, 1998). Differentials to be paid or received under the agreements are recognized as interest expense. Payments under the swap agreements are tied to the interest periods for the borrowings under the Bank Agreement. The swap agreements mature on July 29, 2003. The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined therein. The Bank Agreement limits the payment of dividends and certain restricted investments. Under the Bank Agreement, at July 31, 1998, there was $90 million of outstanding Revolver borrowings.

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

     On October 29, 1997, the Company acquired, through its Dutch subsidiary, Piper Europe, substantially all of the assets of Advance Metal Forming C.V., a Dutch limited partnership, for approximately $30 million. The acquisition was financed with existing cash and bank borrowings of 35 million Dutch Guilders. Piper Europe's primary source of funds is a stand-alone secured credit facility ("Credit Facility") providing up to 50 million Dutch Guilders ("NLG"). At July 31, 1998, 1 NLG was equal to 0.4987 dollars. The Credit Facility consists of a Roll-Over Term Loan, a Medium Term Loan and an Overdraft Facility. The Roll-Over Term Loan provides NLG 15 million for loan periods of 1, 2, 3, 6, or 12 months with repayment of outstanding borrowings on October 28, 2002. Interest is payable on the repayment date at the Amsterdam Interbank Offering Rate (AIBOR) plus 90 basis points. In the case of a loan period of twelve months, interest is payable six months after the beginning of the loan period and on the repayment date. The Medium Term Loan provides NLG 15 million at 6.375% interest payable quarterly in arrears from March 1, 1998, with quarterly repayments of principal in equal amounts of NLG 500 thousand commencing January 1, 1999 through April 1, 2006. The Overdraft Facility provides an aggregate amount of NLG 20 million to cover overdrafts or up to NLG 15 million of loans for a period of one year, subject to annual renewal. Overdrafts bear interest at the



                                      (13)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)



Bank's published rate for overdraft facilities plus 1% per annum. Loans under the Overdraft Facility bear interest at AIBOR plus 45 to 55 basis points. The terms of Overdraft Facility loans are selected by Piper Europe to be a period of 1, 2, 3, 6, or 12 months. Interest on overdrafts is paid quarterly in arrears. At July 31, 1998, Piper Europe had NLG 38.2 million outstanding under the Credit Facility.

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

     At July 31, 1998, the Company had commitments of $26 million for the purchase or construction of capital assets, primarily relating to the Company's continued expansion and improvement programs at MacSteel, Piper Impact and Nichols Aluminum. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.

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

Operating Activities

Cash provided by operating activities during the nine months ended July 31, 1998 was $52.5 million as compared to $44.1 million provided during the nine months ended July 31, 1997. The increase was principally due to lower working capital requirements and higher depreciation expense from continuing operations, and the elimination of cash used by discontinued operations.

Investment Activities

Net cash provided by investment activities during the nine months ended July 31, 1998, was $41.8 million as compared to $45.3 million for the same 1997 period. The decrease in cash provided by investment activities was principally due to decreased proceeds from the sale of discontinued operations, but partially offset by lower capital expenditures on continuing operations and the elimination of capital expenditures on discontinued operations. The Company estimates that fiscal 1998 capital expenditures will be approximately $60 to $65 million.

Financing Activities

Cash used in financing activities for the nine months ended July 31, 1998, was $14.0 million, as compared to $55.6 million for the same 1997 period. The cash used in both periods primarily consists of repayments of bank borrowings.










                                      (14)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)


NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company's year ending October 31, 1999. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. The Company continues to analyze SFAS No. 130 to determine the additional disclosures required.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for the Company's year ending October 31, 1999. This statement establishes standards for the reporting of information about operating segments. The Company continues to analyze SFAS No. 131 to determine what, if any, additional disclosures will be required.

     In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits", which is effective for the Company's year ending October 31, 1999. This statement defines new disclosure requirements for pension and other postretirement benefits in an effort to facilitate financial analysis by adding useful information and deleting disclosures that the FASB considers no longer useful. The Company continues to analyze SFAS No. 132 to determine what additional disclosures will be required.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company's year ending October 31, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be analyzing SFAS No. 133 to determine what, if any, impact or additional disclosure requirements this pronouncement will have.


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











                                      (15)

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


ENVIRONMENTAL MATTERS

The Company's former Tube Group Division once owned and operated a plant in Redford Township, Michigan. The Michigan Department of Environmental Quality has alleged that the Company is liable for contamination there and asked the Company to undertake clean-up actions in response thereto. Quanex contests its alleged responsibility for the contamination, but conditionally has offered to enter into negotiations with the State and other potentially responsible parties concerning participation in clean-up work. However, to date the State has not responded to the Company's offer.

     On or about July 13, 1998, the United States Department of Justice ("DOJ") notified the Company that the federal government was prepared to bring against the Company a court action alleging violations of the Clean Water Act at the Company's former facility in Rosenberg, Texas. Among other things, the government contended that the plant had discharged water which contained pollutants at levels greater than applicable effluent limits, had not appropriately monitored its discharges, and had not adequately notified the federal Environmental Protection Agency of exceedances. DOJ's demand letter extended to the Company and to Vision Metals, the current owner and operator of the Rosenberg plant, the opportunity to resolve this matter short of litigation and offered to settle the Company's alleged violations for a civil penalty of $1.1 million. The Company tendered this matter to Vision Metals for defense and indemnification pursuant to the Purchase Agreement by which Vision Metals acquired the Rosenberg facility and assumed certain environmental liabilities. Having accepted the Company's tender without reservation, Vision Metals at its expense is contesting the government's allegations and attempting to negotiate resolution of the government's Clean Water Act claims against the Company.












                                      (16)

                          PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings.

Other than the proceedings described under Part I Item 2, "Environmental Matters", there are no material legal proceedings to which Quanex, its subsidiaries, or their property is subject.



Item 6 - Exhibits and Reports on Form 8-K.

       Exhibit 11   -          Statement re computation of earnings per share.

       Exhibit 27   -          Financial Data Schedule - July 31, 1998.


No reports on Form 8-K were filed by the Company during the quarter for which this report is being filed.


















                                      (17)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          QUANEX CORPORATION


                                          --------------------------------------
                                          Viren M. Parikh
                                          Controller (Chief Accounting Officer)


Date  September 3, 1998
    -------------------







                                      (18)

                               INDEX TO EXHIBITS



    EXHIBIT
    NUMBER                     DESCRIPTION
    ------                     -----------
[S]                            [C]
      11     -                 Statement re computation of earnings per share.

      27     -                 Financial Data Schedule - July 31, 1998.