Form 10-K
period 1998-10-31
QUANEX CORP
filed 1999-01-12
CIK 276889

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1998

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
         (State or other jurisdiction of                            (I.R.S. Employer
         incorporation or organization)                            Identification No.)
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the registrant's voting stock held by non-affiliates as of December 31, 1998, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $315,706,390. Such calculation assumes only the registrant's officers and directors were affiliates of the registrant.

  At December 31, 1998, there were outstanding 14,248,847 shares of the registrant's Common Stock, $.50 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement, to be filed with the Commission within 120 days of October 31, 1998, for its Annual Meeting of Stockholders to be held on February 24, 1999, are incorporated herein by reference in Items 10, 11, 12, and 13 of Part III of this Annual Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

TABLE OF CONTENTS

                                                                       PAGE
----------------------------------------------------------------------------
PART I
Item 1.  Business....................................................      2
           General...................................................      2
           Manufacturing Processes, Markets and Product Sales by
           Business Segment..........................................      3
           Raw Materials and Supplies................................      5
           Backlog...................................................      5
           Competition...............................................      6
           Sales and Distribution....................................      6
           Seasonal Nature of Business...............................      6
           Service Marks, Trademarks, Trade Names and Patents........      6
           Research and Development..................................      6
           Environmental Matters.....................................      7
           Employees.................................................      7
Item 2.  Properties..................................................      8
Item 3.  Legal Proceedings...........................................      8
Item 4.  Submission of Matters to a Vote of Security Holders.........      8
----------------------------------------------------------------------------
PART II
Item 5.  Market for Registrant's Common Equity and Related Security
         Holder Matters..............................................      9
Item 6.  Selected Financial Data.....................................      9
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     11
Item 7A. Quantitative/Qualitative Disclosure.........................     19
Item 8.  Financial Statements and Supplementary Data.................     21
Item 9.  Disagreements on Accounting and Financial Disclosure........     47
----------------------------------------------------------------------------
PART III
Item 10. Directors and Executive Officers of the Registrant..........     47
Item 11. Executive Compensation......................................     47
Item 12. Security Ownership of Certain Beneficial Owners and
         Management..................................................     47
Item 13. Certain Relationships and Related Transactions..............     47
----------------------------------------------------------------------------
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................     48
----------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

  GENERAL

The Company was organized in 1927 as a Michigan corporation under the name of Michigan Seamless Tube Company. The Company reincorporated in Delaware in 1968 under the same name and then changed its name to Quanex Corporation in 1977. The Company's executive offices are located at 1900 West Loop South, Suite 1500, Houston, Texas 77027. References made to the "Company" or "Quanex" include Quanex Corporation and its subsidiaries unless the context otherwise requires.
  Quanex Corporation is a technological leader in the production of value-added engineered steel bars, aluminum flat-rolled products, engineered and formed metal products. The Company believes that its use of state-of-the-art manufacturing technology, low cost production and engineering processes to meet specific customer applications provides the Company with competitive advantages over many of its competitors. The Company has also sought to reduce the impact of cyclical economic downturns on its operations through diversification of the markets served. The markets served by the Company include the transportation industry, the industrial machinery and capital equipment industries, the home building and remodeling industries and the defense and other commercial industries.
  Since the mid-1980s Quanex has refocused its strategy from being a manufacturer principally of steel products with a heavy dependence on energy markets to a diversified, value-added specialized metals products company serving a broader range of markets. The Company's future growth strategy is focused on the continued penetration of higher margin markets, continued expansion of its aluminum and steel manufacturing operations, rapid expansion of formed value-added products, and niche acquisitions.
  In December 1997, the Company completed the sale of its tubing operations ("Tubing Operations"), comprised of Michigan Seamless Tube Company, Gulf States Tube Division, and the Tube Group Administrative Office. For business segment purposes, the Tubing Operations were previously classified as "Steel Tubes". Two small divisions, Heat Treat Division and NitroSteel Division, which were previously included with the Steel Tubes segment, were retained by the Company and are now included in the "Engineered Steel Bar" segment.
  In October 1998, the Company completed the purchase of Decatur Aluminum Corp., an aluminum sheet manufacturer in Decatur, Alabama, for approximately $19 million. The facility, renamed Nichols Aluminum-Alabama, Inc. ("Nichols Aluminum Alabama"), includes cold rolling and finishing operations and a wide-width paint line which allows the facility to produce painted sheet, its highest value-added product. The acquisition significantly expands the aluminum mill sheet products segment's overall cold rolling capacity so as to effectively utilize most of the 400 million pounds of current casting capacity.
  The Company has also invested significantly in technologically advanced continuous manufacturing processes to meet demanding quality specifications and to achieve cost efficiencies. In its MACSTEEL operations, rotary centrifugal continuous casters are used with an in-line manufacturing process to produce bearing grade and aircraft quality, seam-free, specialized engineered carbon and alloy steel bars that enable Quanex to participate in higher margin markets. Since 1992, the Company has invested over $150 million to enhance the steel refining processes, to improve rolling and finishing capacity and to expand manufacturing capacity at its MACSTEEL operations to 620,000 tons per year. Phases I through III have already been completed. In Phase IV of these expansions, the Company is investing an additional $16 million at the MACSTEEL plants in Jackson, Michigan and Ft. Smith, Arkansas, to install two additional cold finishing lines. This project is expected to double the capacity of MACPLUS cold finished bars, MACSTEEL's premium value-added product, to 180,000 tons annually when completed in 1999. In October 1998, the Company announced its Phase V program, which will increase engineered steel bar capacity by approximately 13% to 700,000 tons annually. The estimated completion date is year-end 2000.
  In December 1998 the Aluminum Mill Sheet Products segment completed construction of two rotary furnaces and upgraded its dross recovery equipment at its casting plant. The $12 million expansion now allows the Company's Nichols Aluminum Division to use lower cost scrap resulting in a reduction of raw material costs as well as improving the molten metal yield from scrap and increasing efficiency.
  In September 1998, the Company reorganized and consolidated its Piper Impact facilities. The Company recorded a pretax restructuring charge of $58.5 million in the fourth quarter. This amount included $53 million for the write down of goodwill and long lived assets associated with Piper Impact's business and $5.5 million for expenses and assets related to the closing of its Park City, Utah plant.
  The Company's businesses are managed on a decentralized basis. Each operating group has administrative, operating and marketing functions. Financial reporting systems measure each business unit's return on investment, and the Company seeks to reward superior performance with incentive compensation, which is a significant portion of total employee compensation. Intercompany sales are conducted on an arms-length basis. Operational activities and policies are managed by both corporate officers and key division executives. Also, a small corporate staff provides corporate accounting, financial and treasury management, tax, and human resource services to the operating divisions.

  MANUFACTURING PROCESSES, MARKETS AND PRODUCT SALES BY BUSINESS SEGMENT

The Company's operations are now grouped into three business segments, consisting of (i) engineered steel bars, (ii) aluminum mill sheet products, and
(iii) engineered products. General corporate expenses are classified as other operations.
  Information with respect to major markets for the Company's products, expressed as a percentage of consolidated net sales, is shown under the heading "Sales by Major Markets" as set forth below. For financial information regarding each of Quanex's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and Note 13 to the Consolidated Financial Statements. Although Quanex has attempted to estimate its sales by product and market categories, many products have multiple end uses for several industries and sales are not recorded on the basis of product or market categories. A portion of sales is made to distributors who sell to different industries. Net sales by principal market are based upon the total dollar volume of customer invoices. For the year ended October 31, 1998, one customer, Autoliv Inc., accounted for more than 10% of company sales.
  Quanex operates 14 manufacturing facilities in nine states in the United States and one plant in Zwolle, The Netherlands. These facilities feature efficient plant design and flexibility in manufacturing processes, enabling the Company to produce a wide variety of products for various industries and applications. The Company is generally able to maintain minimal levels of finished goods inventories at most locations because it typically manufactures products to customer specifications upon order.

  SALES BY MAJOR MARKET

                                                                                                  Sales ($ Millions)
                                                                                            Fiscal Year Ended October 31,
                                Market                                              ----------------------------------------------
      Markets                 Description                  QUANEX PRODUCTS           1998      1997      1996      1995      1994
----------------------------------------------------------------------------------------------------------------------------------
Transportation       Auto/Truck                     Steel bars, impact-extruded     $352.9    $322.3    $207.2    $170.9    $131.4
                                                    components                        44.2%     43.2%     33.4%     28.3%     30.2%
                     Other Transportation           Steel bars, treated tubes and   $ 31.8    $ 32.8    $ 22.0    $ 23.1    $ 16.6
                     (including ship/railroad,      bars                               4.0%      4.4%      3.6%      3.8%      3.8%
                     recreational vehicles and
                     military transportation)
                                                    Total Transportation            $384.7    $355.1    $229.2    $194.0    $148.0
                                                                                      48.2%     47.6%     37.0%     32.1%     34.0%
----------------------------------------------------------------------------------------------------------------------------------
Aluminum             Residential and Commercial     Aluminum sheet, fabricated      $334.8    $327.5    $313.1    $331.6    $200.9
Building             Building Materials, Other      aluminum products, aluminum       42.0%     43.9%     50.5%     54.9%     46.1%
Products                                            coil, coated aluminum coil
----------------------------------------------------------------------------------------------------------------------------------
Industrial           General Industrial Machinery   Specialty forgings, impact-     $ 29.9    $ 24.9    $ 47.4    $ 59.9    $ 72.0
Machinery and        (including mining,             extruded products, steel bars      3.8%      3.3%      7.6%      9.9%     16.5%
Capital Equipment    agriculture and construction)

                     Capital Equipment (including   Steel bars, treated bars and    $ 10.4    $ 17.5    $ 22.0    $ 13.1    $ 10.5
                     material handling, machine     tubes, partition products,         1.3%      2.4%      3.6%      2.2%      2.4%
                     tools, and office/household)   impact-extruded products
                                                    Total Industrial Machinery      $ 40.3    $ 42.4    $ 69.4    $ 73.0    $ 82.5
                                                    and Capital Equipment              5.1%      5.7%     11.2%     12.1%     18.9%
----------------------------------------------------------------------------------------------------------------------------------
Other                                                                               $ 37.7    $ 21.1    $  8.4    $  5.4    $  4.5
                                                                                       4.7%      2.8%      1.3%       .9%      1.0%
----------------------------------------------------------------------------------------------------------------------------------
                                                    Total Sales                     $797.5    $746.1    $620.1    $604.0    $435.9
                                                                                     100.0%    100.0%    100.0%    100.0%    100.0%
----------------------------------------------------------------------------------------------------------------------------------

  Engineered Steel Bars

The Company's Engineered Steel Bars segment consists of engineered steel bar operations, steel bar and tube heat treating services, and steel bar and tube corrosion and wear resistant finishing services.
  The Company's engineered steel bar operations are conducted through its MACSTEEL division, consisting of two plants located in Ft. Smith, Arkansas and Jackson, Michigan. These plants manufacture hot finished, precision engineered, carbon and alloy steel bars. The Company believes that MACSTEEL has the only two plants in North America using continuous rotary centrifugal casting technology. This casting process produces seam-free bars, without surface defects and inclusions, thereby reducing the need for subsequent surface conditioning. The continuous casting and automated in-line manufacturing operations at the MACSTEEL plants substantially reduce labor and energy costs by eliminating the intermittent steps that characterize manufacturing operations at most larger integrated steel mills. The Company typically sells only complete heat lots or batches, which are made to specific customer requirements. Heat lots average 45 tons at Jackson and 50 tons at Ft. Smith.
  MACSTEEL produces various grades of specialized engineered steel bars by melting steel scrap and casting it in a rotary centrifugal continuous caster. MACSTEEL's molten steel is secondarily refined by argon stirring, ladle injection and vacuum arc degassing prior to casting. This enables MACSTEEL to produce higher quality, "cleaner" steels. Precision engineered products are produced through a continuous in-line process by which scrap steel is converted into hot rolled steel bars without interruption.
  As a result of its state-of-the-art continuous manufacturing technology, which reduces labor, energy and process yield loss, the Company believes that MACSTEEL is one of the lowest cost producers of precision engineered carbon and alloy steel bars. The Company believes that energy costs at MACSTEEL are significantly lower than those of its competitors because its bars are moved directly from the caster to the rolling mill before cooling, eliminating the need for costly reheating. MACSTEEL's low unit labor costs are achieved with its highly automated manufacturing process enabling it to produce finished steel bars using under two man-hours of labor per ton compared to an estimated average of four to five man-hours per ton for U.S. integrated steel producers.
  MACSTEEL products are custom manufactured for customers in the passenger car, light truck, heavy truck, anti-friction bearing, off-road and farm equipment, defense, capital equipment and seamless tubular industries. These industries use engineered steel bars in critical applications such as camshafts, crankshafts, transmission gears, wheel spindles and hubs, bearing cages and rollers, steering components, hydraulic mechanisms and seamless tube production. Piper Impact uses MACSTEEL engineered steel bars for the manufacture of components for safety critical steel air bag inflators at its plant in New Albany, Mississippi.
  Also included in the Engineered Steel Bars segment is a heat treating plant in Huntington, Indiana ("Heat Treat"), and a plant in Kenosha, Wisconsin which improves the wear and corrosion resistance properties of steel bars and tubes ("NitroSteel").
  The Heat Treat facility uses custom designed, in-line, equipment to provide tube and bar heat treating and related services, such as quench and temper, stress relieving, normalizing and "cut-to-length". Metallurgical testing services are also provided. This plant serves customers in the energy, automotive, ordnance, mining and fluid power markets.
  The NitroSteel plant processes steel bars and tubes using the patented Nitrotec treatment to improve corrosion and wear resistance while providing an environmentally friendly, non-toxic alternative to chrome plating. NitroSteel's products are produced to specific customer applications and sold into fluid power markets.

  Aluminum Mill Sheet Products

The Company's Aluminum Mill Sheet Products segment consists of continuous casting, cold rolling, finishing and painting operations conducted through its Nichols Aluminum Division ("Nichols").
  Nichols Aluminum manufactures mill finished and coated aluminum sheet for the home improvement, residential and light commercial construction, transportation, appliances, and service center markets and is comprised of four plants: a thin-slab casting and hot rolling mill ("NAC") located in Davenport, Iowa, and three cold rolling and finishing plants located in Davenport, Iowa ("NAD"), Lincolnshire, Illinois ("NAL") and Decatur, Alabama ("NAA").
  NAC's mini-mill in Davenport, Iowa uses the single in-line casting process to produce up to 400 million pounds of reroll aluminum sheet annually. The mini-mill converts scrap to aluminum sheet through melting, continuous casting and in-line hot rolling. NAC also has a dross recovery system, the ability to convert lower grades of scrap, and shredding capabilities to broaden the diversity and sources of its scrap raw material. Delacquering equipment improves the quality of the raw material before it reaches the melting furnaces by burning off impurities within the scrap. The scrap is blended using computer programs to achieve the desired alloy composition and the best economics. After melting, the molten metal flows into a Hazelett thin-slab caster, which casts up to a 52-inch wide aluminum slab. The slab then is fed directly to a hot mill with three, in-line, rolling stands to reduce the slab from a thickness of approximately .75 inches to coiled aluminum reroll sheet with a target thickness of .045 inches. This hot rolling mill process substantially reduces subsequent cold rolling requirements.
  The Company believes the combination of capacity increases and technological enhancements directed at producing quality hot rolled aluminum sheet with cost savings derived from reduced raw material costs, optimized scrap utilization, reduced unit energy cost, reduced cold rolling requirements and decreased labor costs results in a significant manufacturing advantage.

  Further processing of the reroll aluminum sheet occurs at the NAD, NAL and NAA plants, where the specific product requirements of customers can be met through cold rolling to various gauges, annealing for additional mechanical properties and formability, tension leveling and slitting to specific widths. Products at the NAD and NAA plants can also be custom coated, an important feature for the building products applications of certain customers.

  Engineered Products

The Company's Engineered Products segment consists of impact extrusion operations for both steel and aluminum conducted through the Piper Impact facilities and metal fabrication operations at the Fabricated Products Division.
  The impact extrusion operations consist of Piper Impact with both steel and aluminum impact extrusion facilities in New Albany, Mississippi and an aluminum impact extrusion facility in Zwolle, The Netherlands, acquired in October 1997 ("Piper Impact Europe"). The Fabricated Products Division consists of the AMSCO plant in Rice Lake, Wisconsin and two Homeshield Fabricated Products ("HFP") plants in Chatsworth, Illinois.
  Piper Impact and Piper Impact Europe are technological leaders in the manufacture of custom designed, impact extruded aluminum and steel parts for the transportation, electronics, defense, and other commercial markets. These operations make use of the impact extrusion technology to produce highly engineered near net shaped components from aluminum and steel bar slugs involving complex design and machining requirements. The pressure resulting from the impact of the extrusion presses causes metal to flow into the desired shape. This cost efficient, cold-forming of the metal results in a high quality, work hardened product with a superior finish. Heat treated and precision machined parts are then delivered to customers' assembly lines, requiring little or no additional processing. The majority of Piper Impact's sales are to one customer, Autoliv Inc., in the form of air bag components for the automotive industry.
  During 1997 the Company completed the construction and installation of equipment at its second manufacturing facility in New Albany, Mississippi for the production of highly engineered impact extruded steel air bag products. Piper Impact's steel products plant was part of a two-year $42 million capital project to provide capacity for new customer programs primarily for the automotive air bag systems market. This includes passenger and side-impact air bags, "smart" bags with adjustable inflation speed and those with alternative inflation technologies. The Company believes that these projects will provide Piper Impact with the technology and additional capacity for advanced applications, improved customer service, and cost effective manufacturing processes thereby improving competitiveness and long term growth opportunities in other markets.
  The Fabricated Products Division manufactures aluminum window and patio door screens, window frames, and a broad line of custom designed, roll formed products and stamped shapes for manufacturers of insulated glass, premium wood windows and vinyl windows for the home improvement, residential and commercial construction markets. AMSCO combines strong product design and development with reliable, just-in-time delivery. HFP coats and fabricates aluminum coil in many colors, sizes and finishes into rain carrying systems, soffit, exterior housing trim and painted coil sheet and roofing products. Additionally, HFP manufactures custom roll-formed products for industries such as the agricultural equipment and industrial hand tools.

  RAW MATERIALS AND SUPPLIES

MACSTEEL plants purchase steel scrap, pig iron, beach iron and hot briquetted iron, their principal raw materials, on the open market. Transportation of these raw materials to its plants can be adversely affected by extreme weather conditions. Prices for scrap also vary in relation to the general business cycle, typically declining in periods of slow economic growth.
  Nichols Aluminum's principal raw material is aluminum scrap, which it purchases on the open market. However, it also purchases and sells in limited quantities aluminum ingot futures contracts on the London Metal Exchange ("LME") to hedge against fluctuations in the price of aluminum scrap required to manufacture products for fixed price sales contracts.
  Piper Impact's raw material consists of aluminum bars and slugs which it purchases on the open market and steel bars which it purchases from MACSTEEL. Piper Impact Europe purchases its raw material consisting of aluminum slugs and steel sheet on the open market in Europe and North America. Fabricated Products Division purchases the majority of its raw material requirements consisting of aluminum sheet from Nichols Aluminum.

  BACKLOG

At October 31, 1998, Quanex's backlog of orders to be shipped in the next twelve months was $183.8 million. This compares to $225.5 million at October 31, 1997. Because many of the markets in which Quanex operates have short lead times, backlog figures are not reliable indicators of annual sales volume or operating results.

  COMPETITION

All of the Company's products are sold under highly competitive conditions. The Company competes with a number of companies, some of which have financial and other resources greater than those of the Company. Competitive factors include product quality, price, delivery and ability to manufacture products to customer specifications. The amounts of engineered steel bars, aluminum mill sheet products and engineered products produced by the Company represent a small percentage of annual domestic production.
  The Company's engineered steel bar plants compete with two large integrated steel producers, two large non-integrated steel producers and two smaller steel companies. Although many of these producers are larger and have greater resources than the Company, the Company believes that the technology used at the MACSTEEL facilities permits it to compete effectively in the markets it serves.
  The Company's aluminum mill sheet businesses compete with many small and large aluminum sheet manufacturers. Some of these competitors are divisions or subsidiaries of major corporations with substantially greater resources than the Company. The Company also competes with major aluminum producers in coil-coated and mill products, primarily on the basis of the breadth of product lines, the quality and responsiveness of its services and its prices.
  The Company's engineered products businesses compete with many small metal fabricators and impact extruders primarily on the basis of the custom engineering, the quality and the responsiveness of its services and its prices.

  SALES AND DISTRIBUTION

The Company has a nationwide system of sales offices. MACSTEEL sells hot rolled engineered steel bars primarily to original equipment manufacturers ("OEMs") through its sales organization and manufacturers' representatives.
  The Company's aluminum mill sheet products are sold directly to OEMs and through metal service centers. The Company's engineered products are sold primarily to OEMs, except for the residential building products which are sold through distributors.

  SEASONAL NATURE OF BUSINESS

With the exception of impact extrusions, the business of which is not seasonal, the Company's aluminum mill sheet and engineered products businesses are seasonal because its primary markets are in the Northeast and Midwest regions of the United States where winter weather reduces home building and home improvement activity. Historically, in these businesses, lowest sales have occurred during the Company's first fiscal quarter. Because a high percentage of their manufacturing overhead and operating expenses is due to labor and costs that are generally fixed throughout the year, profits for the operations in these businesses tend to be lower in quarters with lower sales.
  The other businesses in which the Company competes are not seasonal. However, due to the holidays in the Company's first fiscal quarter and steel plant shutdowns for vacations and maintenance in the Company's third fiscal quarter, sales have historically been lower in those quarters. Due to the combined effects of seasonality, the Company generally expects that, absent unusual activity or changes in economic conditions, its lowest sales will occur in the first fiscal quarter.

  SERVICE MARKS, TRADEMARKS, TRADE NAMES AND PATENTS

The Company's Quanex, Quanex design, Seam-Free design, NitroSteel, MACGOLD, MACSTEEL, MACSTEEL design, MAC+, Ultra-Bar, Homeshield, Homeshield design and "The Best Alloy & Specialty Bars" marks are registered trademarks or service marks. The Company's Piper Impact name is used as a service mark, but is not registered in the United States. The trade name Nichols-Homeshield and the Homeshield and the Homeshield design trademarks are used in connection with the sale of the Company's aluminum mill sheet products and residential building products. The Homeshield, Piper Impact, MACSTEEL and Quanex word and design marks and associated trade names are considered valuable in the conduct of the Company's business.
  The businesses conducted by the Company generally do not depend upon patent protection. Although the Company holds numerous patents, in many cases the proprietary technology that the Company has developed for using the patents is more important than the patents themselves.

  RESEARCH AND DEVELOPMENT

Expenditures for research and development of new products or services during the last three years were not significant. Although not technically defined as research and development, a significant amount of time, effort and expense is devoted to custom engineering and qualifying the Company's products for specific customer applications.

  ENVIRONMENTAL MATTERS

As a manufacturer of specialized metal products, Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. Quanex is required to make capital and other expenditures on an ongoing basis in order to satisfy such requirements. The cost of environmental matters has not had a material adverse effect on Quanex's operations or financial condition in the past, and management is not now aware of any existing conditions that it currently believes are likely to have a material adverse effect on Quanex's operations or financial condition.
  Under applicable state and federal laws, the Company may be responsible for, among other things, all or part of the costs required to remove or remediate wastes or hazardous substances at the locations Quanex has owned or operated at any time. The Company is currently participating in environmental assessments and remediation of a number of those locations.
  From time to time, Quanex also has been alleged to be liable for all or part of the costs incurred to clean up third-party sites where it supposedly arranged for disposal of hazardous substances. The Company's allocable share of liability at those sites, taking into account the likelihood that other parties will pay their shares, has not been material to its operations or financial condition.
  Total remediation reserves, at October 31, 1998, for Quanex's current plants, former operating locations, and disposal facilities were approximately $23 million. Of that, approximately 80% relates to cleanup of historical soil and groundwater contamination and other corrective measures at a plant operated by the Company's Piper Impact subsidiary in New Albany, Mississippi. Depending upon such factors as the nature and extent of contamination, the cleanup technologies employed, and regulatory concurrences, final remediation costs may be more or less than amounts accrued; however, management believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities.
  Amendments to the Federal Clean Air Act were adopted in 1990, and environmental agencies continue to develop implementing regulations. Depending on the nature of the regulations adopted, Quanex may be required to incur additional capital and other expenditures sometime in the next several years for air pollution control equipment, to maintain or obtain operating permits and approvals, and to address other air emission-related issues. The Company's Board of Directors approved capital expenditures totaling approximately $20 million to be spent between 1996 and 1998 to meet those requirements. That amount included spending toward a significant upgrade to pollution control systems at MACSTEEL to ensure compliance with the air standards. These upgrades were substantially complete as of October 31, 1998. Based upon its analysis and experience to date, Quanex does not believe that its compliance with Clean Air Act requirements will have a material effect on its operations or financial condition.
  Quanex incurred approximately $23 million and $14 million during fiscal 1998 and 1997, respectively, in expenses and capital expenditures in order to comply with existing or proposed environmental regulations. The 1998 and 1997 amounts include spending toward a significant upgrade to pollution control systems at MACSTEEL. The Company estimates spending of approximately $8 million at various of its facilities during fiscal 1999. Quanex will continue to have expenditures in connection with environmental matters beyond 1999, but it is not possible at this time to reasonably estimate the amount of these expenditures. Future expenditures relating to environmental matters will necessarily depend upon the application to Quanex and its facilities of future regulations and government decisions.

  EMPLOYEES

At October 31, 1998, the Company employed 3,405 persons. Of the total employed, 27% were covered by collective bargaining agreements. On November 22, 1997, the International Brotherhood of Teamsters ratified a five-year agreement covering 250 employees at two Davenport, Iowa, plants of Nichols Aluminum. The United Steel Workers ratified a four-year agreement, expiring in January 2002, covering 90 employees at the Nichols Aluminum Alabama plant. During 1999 two labor contracts will expire affecting two Quanex facilities. The International Association of Machinists' contract, covering 100 employees at the Nichols Aluminum, Lincolnshire plant will expire on January 12, 1999. A new five-year agreement has been negotiated and approved by a two to one vote of the membership on December 20, 1998. The United Steel Workers' contract at the MacSteel Michigan plant covering 190 employees will expire on February 28, 1999.

  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

For financial information on the Company's foreign and domestic operations, see
Note 13 of the Financial Statements contained in this Annual Report on Form
10-K.

ITEM 2. PROPERTIES

The following table lists Quanex's principal plants together with their locations, general character and the industry segment which uses the facility. Each of the facilities identified as being owned by the Company is free of any material encumbrance.

                                                                                         Square
                 Location                                     Plant                     Footage
------------------------------------------------------------------------------------------------
Owned:                                     ENGINEERED STEEL BARS
Fort Smith, Arkansas                       MACSTEEL                                     415,723
Jackson, Michigan                          MACSTEEL                                     245,150
Huntington, Indiana                        Heat Treating                                 82,000

Leased (expires 2009):
Kenosha, Wisconsin                         NitroSteel                                    35,000

Owned:                                     ALUMINUM MILL SHEET PRODUCTS
Lincolnshire, Illinois                     Nichols Aluminum                             142,000
Davenport, Iowa                            Nichols Aluminum                             236,000
Davenport, Iowa                            Nichols Aluminum Casting                     245,000

Leased (4 leases expiring 2003, 2004, 2005 and 2018):
Decatur, Alabama                           Nichols Aluminum Alabama                     410,000

Owned:                                     ENGINEERED PRODUCTS
Rice Lake, Wisconsin                       AMSCO                                        290,800
Chatsworth, Illinois                       Homeshield Fabricated Products (two plants)  212,000
New Albany, Mississippi                    Piper Impact (two plants)                    683,000
Park City, Utah(1)                         Piper Impact                                 130,000
Zwolle, The Netherlands                    Piper Impact Europe                          110,000

Leased (expires 1999):                     EXECUTIVE OFFICES
Houston, Texas                             Quanex Corporation                            21,000

(1)As previously announced, a plan has been approved to close this facility and move its production to the New Albany, Mississippi facility in early 1999.

ITEM 3. LEGAL PROCEEDINGS

On or about July 13, 1998, the United States Department of Justice ("DOJ") notified the Company that the federal government was prepared to bring against the Company a court action alleging violations of the Clean Water Act at the Company's former facility in Rosenberg, Texas. Among other things, the government contended that the plant had discharged water, which contained pollutants at levels greater than applicable effluent limits, had not appropriately monitored its discharges, and had not adequately notified the federal Environmental Protection Agency of exceedances. DOJ's demand letter extended to the Company and to Vision Metals, the current owner and operator of the Rosenberg plant, the opportunity to resolve this matter short of litigation and offered to settle the Company's alleged violations for a civil penalty of $1.1 million. The Company tendered this matter to Vision Metals for defense and indemnification pursuant to the Purchase Agreement by which Vision Metals acquired the Rosenberg facility and assumed certain environmental liabilities. Having accepted the Company's tender without reservation, Vision Metals at its expense is contesting certain of the government's allegations and attempting to negotiate resolution of the government's Clean Water Act claims against the Company.
  Other than the above matter and proceedings described under Item 1, "Environmental Matters", there are no material legal proceedings to which Quanex, its subsidiaries, or their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Quanex's common stock, $.50 par value, is traded on the New York Stock Exchange, under the ticker symbol: NX. Quarterly stock price information and annual dividend information for the common stock is as follows:

Quarterly Common Stock Dividends
QUARTER ENDED:                                                1998   1997   1996   1995   1994
----------------------------------------------------------------------------------------------
January.....................................................  .16    .15    .15    .14    .14
April.......................................................  .16    .15    .15    .15    .14
July........................................................   16    .15    .15    .15    .14
October.....................................................  .16    .16    .15    .15    .14
                                                              ---    ---    ---    ---    ---
          Total.............................................  .64    .61    .60    .59    .56

Quarterly Common Stock Sales Price
(HIGH & LOW) QUARTER ENDED:                                   1998     1997     1996     1995     1994
------------------------------------------------------------------------------------------------------
January.....................................................  30 7/16  29 1/8   21 1/8   24 5/8   21 1/4
                                                              27 1/16  24 1/4   18       20       16 1/8
April.......................................................  33 13/16 27 7/8   22 3/8   23 7/8   22 3/8
                                                              28 1/2   23 3/8   19 5/8   21       19 1/8
July........................................................  32 3/16  34 1/8   23 7/8   26 5/8   23
                                                              27 1/4   25 1/8   19 3/8   22 1/8   18 1/8
October.....................................................  27 7/8   36 1/2   28 3/4   26       27 1/4
                                                              15 5/8   26 1/4   19 5/8   18 5/8   20 3/4

The terms of Quanex's revolving credit arrangements with certain banks limit the total amount of common and preferred stock dividends and other distributions on such stock. Under the most restrictive test under such credit facilities, the total common stock dividends the Company may declare and pay is limited to $21 million, plus 50% of consolidated net earnings after October 31, 1989, adjusted for other factors as set forth in the credit agreement. As of October 31, 1998, the amount of dividends and other distributions the Company was permitted to declare and pay under its credit facilities was approximately $40 million.

  There were 5,632 holders of Quanex common stock on record as of December 31, 1998.

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

Return on common stockholders' equity: Net income attributable to common stockholders divided by average common stockholders' equity.

FINANCIAL SUMMARY 1993-1998

($ thousands, except per share data)

(FOR DEFINITION OF ITEMS, SEE PAGE 9) FISCAL YEARS ENDED OCTOBER 31,    1998       1997       1996       1995       1994
--------------------------------------------------------------------------------------------------------------------------
REVENUES AND EARNINGS
Net sales(1)....................................................       797,490    746,093    620,069    603,985    435,983
Cost of sales including depreciation............................       683,954    644,041    526,886    521,521    376,077
--------------------------------------------------------------------------------------------------------------------------
Gross profit....................................................       113,536    102,052     93,183     82,464     59,906
Piper Impact Restructuring Charge...............................        58,500(2)
Other depreciation and amortization.............................         5,059      3,669      1,791      1,258      1,266
Selling, general and administrative expenses....................        47,713     43,375     44,959     33,746     31,893
--------------------------------------------------------------------------------------------------------------------------
Operating income................................................         2,264     55,008     46,433     47,460     26,747
Percent of net sales............................................           0.3        7.4        7.5        7.9        6.1
Other income (expense)-net......................................         2,278      1,637      4,544      1,721      2,765
Interest expense-net............................................        10,506     14,002     11,360      8,870     10,178
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes, extraordinary items, cumulative effect of accounting change, and income from discontinued
  operations....................................................        (5,964)    42,643     39,617     40,311     19,334
Income taxes (credit)...........................................        (2,087)    14,925     16,639     16,931      8,120
--------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations........................        (3,877)    27,718     22,978     23,380     11,214
Income from discontinued operations.............................             0      5,176      9,912     10,480      7,638
Gain on sale of discontinued operations.........................        13,046     36,290
Extraordinary items and cumulative effect of accounting changes, net
  of taxes(3)...................................................            --         --     (2,522)(3)   (2,021)(3)       --
--------------------------------------------------------------------------------------------------------------------------
Net income......................................................         9,169     69,184     30,368     31,839     18,852
Percent of net sales............................................           1.1(6)      9.3(5)      4.9      5.3        4.3
--------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Basic Earnings per share:
  Income (loss) from continuing operations......................         (0.27)      2.01       1.70       1.44       0.40
  Income from discontinued operations...........................            --       0.37       0.73       0.78       0.57
  Gain on sale of discontinued operations.......................          0.92       2.63         --         --         --
  Extraordinary items and cumulative effect of accounting change...         --         --      (0.19)     (0.15)        --
  Net earnings (loss)...........................................          0.65       5.01       2.24       2.07       0.97
Cash dividends declared.........................................          0.64       0.61       0.60       0.59       0.56
Book value......................................................         19.19      19.13      14.50      12.81      11.04
Average shares outstanding (000)................................        14,149     13,807     13,524     13,443     13,342
Market closing price range
  High..........................................................        33 1/2     36 1/2     28 5/8         26         27
  Low...........................................................            16     23 3/8     18 3/8     18 3/8     16 1/4
--------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION -- YEAR END
Working capital.................................................        62,979     52,818     88,238     53,629    100,007
Property, plant and equipment -- net............................       395,054    379,071    319,165    233,982    239,642
Other assets....................................................        69,422    119,738    117,142     55,989     54,736
Total assets....................................................       674,288    685,705    638,948    466,458    491,329
Noncurrent deferred income taxes................................        33,412     48,111     40,454     45,740     39,298
--------------------------------------------------------------------------------------------------------------------------
Long-term debt..................................................       188,302    201,858    253,513    111,894    107,442
Stockholders' equity............................................       272,044    268,823    197,009    172,814    233,883
Total capitalization............................................       460,346    470,681    450,522    284,708    341,325
Long-term debt percent of capitalization........................          40.9       42.9       56.3       39.3       31.5
--------------------------------------------------------------------------------------------------------------------------
OTHER DATA
Asset turnover..................................................           1.2        1.1        1.0        1.3        0.9
Current ratio...................................................      1.4 TO 1   1.4 to 1   1.8 to 1   1.4 to 1   2.0 to 1
Return on average investment -- percent.........................           3.4(6)     16.7(5)      9.8     11.1        6.9
Return on average common equity -- percent......................           3.4(6)     29.7(5)     16.4     17.4        9.0
--------------------------------------------------------------------------------------------------------------------------
Working capital provided by operations(4).......................        82,830     73,321     60,378     57,767     39,326
Depreciation and amortization...................................        42,400     37,865     36,499     29,062     25,520
Capital expenditures............................................        60,936     69,146     34,737     21,629     42,297
Backlog for shipment in next 12 months..........................       183,847    225,498    123,382     94,464    109,626
--------------------------------------------------------------------------------------------------------------------------
Number of stockholders..........................................         5,720      5,488      3,425      3,659      3,454
Average number of employees.....................................         3,261      2,994      1,950      1,653      1,530
Sales per employee..............................................           245        249        318        365        285
--------------------------------------------------------------------------------------------------------------------------

(FOR DEFINITION OF ITEMS, SEE PAGE 9) FISCAL YEARS ENDED OCTOBER 31,    1993
REVENUES AND EARNINGS
Net sales(1)....................................................       371,266
Cost of sales including depreciation............................       329,220
---------------------------------------------------------------------------------------
Gross profit....................................................        42,046
Piper Impact Restructuring Charge...............................
Other depreciation and amortization.............................         1,596
Selling, general and administrative expenses....................        30,605
------------------------------------------------------------------------------------------------
Operating income................................................         9,845
Percent of net sales............................................           2.7
Other income (expense)-net......................................         4,508
Interest expense-net............................................        11,962
---------------------------------------------------------------------------------------------------------
Income (loss) before income taxes, extraordinary items, cumulative effect of accounting change, and income from discontinued
  operations....................................................         2,391
Income taxes (credit)...........................................         1,004
------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations........................         1,387
Income from discontinued operations.............................         7,041
Gain on sale of discontinued operations.........................
Extraordinary items and cumulative effect of accounting changes, net
  of taxes(3)...................................................            --
--------------------------------------------------------------------------------------------------------------------------
Net income......................................................         8,428
Percent of net sales............................................           2.3
--------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Basic Earnings per share:
  Income (loss) from continuing operations......................         (0.33)
  Income from discontinued operations...........................          0.52
  Gain on sale of discontinued operations.......................            --
  Extraordinary items and cumulative effect of accounting change...         --
  Net earnings (loss)...........................................          0.19
Cash dividends declared.........................................          0.56
Book value......................................................         10.48
Average shares outstanding (000)................................        13,477
Market closing price range
  High..........................................................        20 3/4
  Low...........................................................        14 1/4
--------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION -- YEAR END
Working capital.................................................       121,959
Property, plant and equipment -- net............................       218,851
Other assets....................................................        61,313
Total assets....................................................       463,362
Noncurrent deferred income taxes................................        32,535
--------------------------------------------------------------------------------------------------------------------------
Long-term debt..................................................       128,476
Stockholders' equity............................................       225,776
Total capitalization............................................       354,252
Long-term debt percent of capitalization........................          36.3
--------------------------------------------------------------------------------------------------------------------------
OTHER DATA
Asset turnover..................................................           0.8
Current ratio...................................................      3.0 to 1
Return on average investment -- percent.........................           4.3
Return on average common equity -- percent......................           1.7
--------------------------------------------------------------------------------------------------------------------------
Working capital provided by operations(4).......................        30,482
Depreciation and amortization...................................        26,184
Capital expenditures............................................        34,281
Backlog for shipment in next 12 months..........................        73,207
--------------------------------------------------------------------------------------------------------------------------
Number of stockholders..........................................         3,540
Average number of employees.....................................         1,549
Sales per employee..............................................           240
--------------------------------------------------------------------------------------------------------------------------

Note: Several acquisitions and divestitures have been made in the past three years. See Notes 2 and 3 to the financial statements for a description of these transactions.

(1) Excludes sales from discontinued operations for the years 1997-1993, respectively of $187,123, $275,641, $287,210, $263,331 and $244,879.

(2) During the fourth quarter of 1998, Piper Impact recorded a $58.5 million non-recurring restructuring charge as the result of impairment as described by Statement of Financial Accounting Standards No. 121. See Footnote 4 to the financial statements for further information.

(3) 1996 and 1995-early extinguishment of debt.

(4) Working capital provided by operations is a supplemental financial measurement used in the company's business and should not be construed as an alternative to operating income or cash provided by operating activities since it excludes the effects of changes in working capital. Working capital from operations is calculated as income from continuing operations, net of taxes, adjusted for non-cash and nonrecurring items.

(5) Includes gain on sale of discontinued operations.

(6) Includes effect of Piper Impact's restructuring charge ($58.5 million) and gain on sale of discontinued operations ($13 million).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  GENERAL

The discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and the accompanying notes.

  PRIVATE SECURITIES LITIGATION REFORM ACT

Certain forward-looking information contained herein is being provided in accordance with the provisions of the Private Securities Litigation Reform Act. Such information is subject to certain assumptions and beliefs based on current information known to the Company and is subject to factors that could result in actual results differing materially from those anticipated in the forward-looking statements contained in this report. Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, interest rates, the continuation of countervailing import duties on certain of the Company's competitors, construction delays, market conditions for the Company's customers, any material changes in purchases by the Company's principal customers, environmental regulations and changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company's successful implementation of its internal operating plans and the Year 2000 readiness efforts, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved.

  RESULTS OF OPERATIONS

  Overview

Summary Information as % of Sales: (Dollars in millions)

                                                                     Fiscal Year Ended October 31,
                                                            ------------------------------------------------
                                                            -----1998-------------1997-------------1996-----
                                                            DOLLAR   % of    Dollar   % of    Dollar   % of
                                                            AMOUNT   Sales   Amount   Sales   Amount   Sales
                                                            ------   -----   ------   -----   ------   -----
Net Sales.................................................  $797.5    100%   $746.1    100%   $620.1    100%
  Cost of Sales...........................................   647.2     81     610.4     82     492.6     79
  Selling, general and admin..............................    47.7      6      43.4      6      45.0      7
  Depreciation and amortization...........................    41.8      5      37.3      5      36.1      7
  Restructuring Charge....................................    58.5      7        --     --        --     --
                                                            ------    ---    ------    ---    ------    ---
Operating Income..........................................     2.3      1%     55.0      7%     46.4      7%
Interest Expense..........................................   (14.9)    (2)    (17.5)    (2)    (11.9)    (2)
Capitalized Interest......................................     4.4      1       3.5      0        .6      0
Other, net................................................     2.2      0       1.6      0       4.5      1
Income tax benefit (expense)..............................     2.1      0     (14.9)    (1)    (16.6)    (2)
                                                            ------    ---    ------    ---    ------    ---
Income (loss) from continuing operations..................  $ (3.9)     0%   $ 27.7      4%   $ 23.0      4%
                                                            ======           ======           ======

  For the sixth consecutive year, the Company's continuing operations achieved higher sales from the previous fiscal year. These continued increases are a result of the Company's growth strategies through internal investments as well as acquisitions. The Company's internal growth investments, principally at the MACSTEEL Division and at Piper Impact, Inc. ("Piper Impact") were focused toward capacity expansions, new product offerings, quality improvements, and enhanced customer service capabilities. The Company also completed a number of strategic acquisitions and divestitures to improve operations and align its businesses for growth.

  Acquisitions / Divestitures Since October 31, 1996

In April 1997, the Company completed the sale of its LaSalle Steel Company ("LaSalle") subsidiary. LaSalle's results of operations have been classified as discontinued operations and prior periods have been restated. For business segment reporting purposes, LaSalle's data was previously classified as "Cold Finished Steel Bars".
  In October 1997, the Company, through its Dutch subsidiary, Piper Impact Europe B.V. ("Piper Impact Europe"), purchased the net assets of Advanced Metal Forming C.V., a Dutch limited partnership, for approximately $30 million. The Company's balance sheet as of October 31, 1997 includes Piper Impact Europe. The Company's income statement for the twelve months ended October 31, 1997 does not include results for Piper Impact Europe.

  In December 1997, the Company completed the sale of its tubing operations ("Tubing Operations"), comprised of Michigan Seamless Tube, Gulf States Tube, and the Tube Group Administrative Office. The Tubing Operations' results of operations have been classified as discontinued operations and prior periods have been restated. For business segment reporting purposes, these businesses were previously classified as "Steel Tubes". Two small divisions, Heat Treat Division and NitroSteel Division, which were previously included with this segment, were retained by the Company and are now included in the Engineered Steel Bars segment.
  In October 1998, the Company acquired the stock of Decatur Aluminum Corp., a Decatur, Alabama based aluminum sheet manufacturer for approximately $19 million. The newly acquired company has been renamed Nichols Aluminum-Alabama, Inc. ("Nichols Aluminum Alabama") in alignment with Quanex's other aluminum mill sheet businesses in its Nichols Aluminum division. Nichols Aluminum Alabama's operations include cold rolling aluminum sheet to specific gauge, annealing, leveling, custom painting and slitting to width. Nichols Aluminum Alabama employs approximately 110 people.

  Business Segments

The Company adopted Statement of Financial Accounting Standards No. 131, "SFAS 131" for the fiscal year ended 1998. SFAS 131 requires that the Company disclose certain information about its operating segments where operating segments are defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance". Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.
  Pursuant to SFAS 131, the Company has three reportable segments: engineered steel bars, aluminum mill sheet products, and engineered products. The Company's previously reported "Aluminum Products Group" has been split into two segments:
"Aluminum Mill Sheet Products" and "Engineered Products". The engineered steel bar segment consists of engineered steel bars manufacturing, steel bar and tube heat treating services and steel bar and tube wear and corrosion resistant finishing services. The aluminum mill sheet segment manufactures mill finished and coated aluminum sheet. The engineered products segment manufactures impact-extruded aluminum and steel parts, aluminum window and patio door screens, window frames and other roll formed products and stamped shapes.
  The following table sets forth selected operating data for the Company's three business segments:

                                                                  Years Ended October 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------------------------------
                                                                       (In thousands)
Engineered Steel Bars:(1)
  Net sales.................................................  $327,296    $319,468    $292,167
  Operating income..........................................    58,908      50,762      39,090
  Depreciation and amortization.............................    13,097      13,940      18,263
  Identifiable assets.......................................  $219,727    $192,937    $171,351
Aluminum Mill Sheet Products:(2)
  Net sales.................................................  $266,355    $261,041    $248,517
  Operating income..........................................     7,788       1,753       7,721
  Depreciation and amortization.............................    10,670      10,154      10,077
  Identifiable assets.......................................  $198,596    $163,637    $182,743
Engineered Products:(3, 4)
  Net sales.................................................  $230,012    $206,831    $125,096
  Operating income (loss)...................................   (52,606)     15,444      14,506
  Depreciation and amortization.............................    17,928      13,055       7,606
  Identifiable assets.......................................  $220,161    $281,943    $231,861

(1) Includes NitroSteel and Heat Treat divisions previously reported under the Steel Tubes segment. (See Note 3 to financial statements)
(2) 1998 results include three weeks of Nichols Aluminum Alabama's operations acquired October 9, 1998. (See Note 2 to financial statements)
(3) 1996 results include three months of Piper Impact's operations. Also, 1998 data includes the results of Piper Impact Europe. Identifiable assets as of October 31, 1998 and 1997 include assets of Piper Impact Europe, acquired October 29, 1997. (See Note 2 to financial statements)
(4) During 1998, Piper Impact recorded a $58.5 million non-recurring restructuring charge as the result of impairment as described by Statement of Financial Accounting No. 121. This restructuring charge is included in operating income. (See Note 4 to financial statements)

The engineered steel bar business posted another record year, driven by strong demand in the transportation markets. The business achieved best-ever levels in sales and operating income. In December 1998, steel scrap prices reached their lowest levels in years, but this has been offset by some softening in the marketplace for steel bar products as customers work to manage their inventories. In fiscal 1999, MACSTEEL plans to finish its Phase IV expansion project which will double its production capacity for MACPLUS, its most premium product. Work has begun on Phase V, which will increase capacity at MACSTEEL's engineered bar mills and the MACSTEEL Heat Treating Division and will improve operational efficiency at MACSTEEL NitroSteel.
  The aluminum mill sheet business ended the year on a high note. Spreads have increased from their depressed levels in the first half of the year and aluminum scrap prices are relatively stable. The backlog for the first quarter is stronger than normal, helped in part by the acquisition of Nichols Aluminum Alabama. The business also has finished construction of its rotary furnace project at its mini-mill in Davenport, Iowa, which will allow the casting plant to use less costly, lower grade scrap in its production process. The furnaces are expected to become fully operational in early fiscal 1999.
  The engineered products business had a tough year. The automotive air bag market underwent major and rapid changes during fiscal 1998. While Piper Impact Europe made a solid contribution in its first full year with the Company, slack demand in Asia and the General Motors strike adversely affected sales for Piper Impact's products in North American markets. To improve its competitiveness and its cost structure, Piper Impact is consolidating its operations in New Albany, Mississippi by closing down a finishing plant in Park City, Utah. Marketing efforts remain focused on building sales in diversified applications using Piper Impact's unique product design capabilities and impact-extrusion manufacturing process. The fabricated products businesses, AMSCO and Homeshield Fabricated Products had slightly better results for fiscal 1998 as these businesses further improved their operations. Efforts remain focused on using existing capacity for new products and for developing end-markets using the Company's unique value-added roll forming and polylaminate technology.

  Outlook

The Company currently expects that overall business levels for fiscal 1999 should be similar to those experienced during 1998. However, domestic and global market factors will impact the Company and any slowdown in the U.S. economy could affect demand and pricing for many of the Company's products. Since the non-recurring restructuring charge at Piper Impact included the write-off of goodwill and some long lived assets, it will result in lower depreciation and amortization for fiscal 1999. The acquisition of Nichols Aluminum Alabama is expected to impact earnings in fiscal 1999. Improved financial results will be dependent upon, among other things, whether the continued strength of the economy can be sustained, improvements in the markets which the Company serves, and whether the improvements in the price spreads of aluminum mill sheet products can be sustained.

  1998 COMPARED TO 1997

Net Sales -- Net sales for fiscal 1998 were $797.5 million, representing an increase of $51.4 million when compared to fiscal 1997. This increase reflects higher net sales in all three business segments as well as an increase of $14.4 million resulting from sales to discontinued operations which were previously reflected as intersegment sales and eliminated in 1997. These sales are now third-party sales and are not eliminated in 1998. Piper Impact Europe, which was acquired in October 1997, contributed a full year of sales in fiscal 1998.
  Net sales for fiscal 1998 from the Company's engineered steel bar business were $327.3 million, representing an increase of $7.8 million, or 2%, when compared to fiscal 1997. This increase was primarily attributable to a better mix of product sales with a higher percentage of MACPLUS and bearing steels.
  Net sales from the Company's aluminum mill sheets products business for fiscal 1998 were $266.4 million, representing an increase of $5.3 million, or 2%, when compared to fiscal 1997. This increase was primarily attributable to strong demand, which yielded a 5% increase in volume.
  Net sales from the engineered products group increased $23.2 million to $230.0 million. The majority of the increase resulted from the addition of Piper Impact Europe offset by a decrease in net sales at Piper Impact.
  Restructuring Charge -- During the year ended October 31, 1998, the Company recorded a restructuring charge of $58.5 million related to its subsidiary, Piper Impact.
  Components of this special charge include $51.2 million for goodwill impairment; $6.7 million for impairment of property, plant and equipment; and $600 thousand for severance benefits to be paid to employees of the Park City, Utah plant. Piper Impact experienced significant changes in market conditions and the relationship with its major customer in fiscal 1998, which led to substantial declines in sales and operating cash flow. Management began an evaluation of the operations of Piper Impact in August 1998. As a result of this evaluation, in September 1998, management approved a plan to close the Park City, Utah facility and move its production to the New Albany, Mississippi facility.
  Due to the significance of the changes discussed above and the decision to close one of the acquired production facilities, management performed an evaluation of the recoverability of all of the assets of Piper Impact, excluding the new steel plant, as described in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Management concluded from the results of this evaluation that a significant impairment of intangible as well as long-lived assets had occurred. An impairment charge was required because estimated fair value was less than the carrying value of the assets.

Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from management's estimates.
  The one-time restructuring charge resulted in an after-tax impact on net income of $38 million or $2.68 per share.
  Operating Income -- Consolidated operating income for fiscal 1998 was $2.3 million. Included in operating income was the one-time $58.5 million restructuring charge discussed above. Operating income excluding this restructuring charge was $60.8 million, representing an increase of $5.8 million, or 10%, when compared to fiscal 1997. Primary contributing factors to this increase were: 1) Increased sales and operating income from the engineered steel bar and aluminum mill sheet business and 2) the inclusion of a full year of Piper Impact Europe in the engineered products business. These improvements were partly offset by lower operating income from Piper Impact of the engineered products business.
  Operating income from the Company's engineered steel bar business for fiscal 1998 was $58.9 million, representing an increase of $8.1 million, or 16%, when compared to fiscal 1997. This increase was principally due to increased sales from strong demand in the transportation markets as well as lower material prices. These results represented a record year for this business.
  Operating income from the Company's aluminum mill sheet products business for fiscal 1998 was $7.8 million, representing an increase of $6.0 million, or 344%, when compared to fiscal 1997. This increase was principally due to increased volume and net sales accompanied by lower scrap prices. During the fourth quarter of 1998, this business experienced a turnaround with strong demand and favorable material costs.
  The Company's engineered products business experienced an operating loss of $52.6 million for fiscal 1998. Included in this loss was the non-recurring restructuring charge of $58.5 million described above. Operating income for 1998 excluding this restructuring charge was $5.9 million, a decrease of $9.6 million or 62% from 1997. This decline is largely a result of operating losses experienced at Piper Impact. While Piper Impact Europe made a solid contribution in its first full year with the Company, slack demand in Asia and the General Motors strike adversely affected sales for Piper Impact products in North American markets. The fabricated products lines within this business showed modest improvement over fiscal 1997.
  Selling, General and Administrative Expenses -- Selling, general and administrative expenses increased in fiscal 1998 by $4.3 million, or 10%, compared to fiscal 1997. This increase is largely a result of the inclusion of a full year of Piper Impact Europe, which was not included in 1997.
  Depreciation and Amortization -- Depreciation and amortization increased by $4.5 million in fiscal 1998 compared to fiscal 1997. This increased depreciation resulted from the inclusion of Piper Impact Europe in 1998 and the increased depreciation at Piper Impact for the steel products plant partially offset by lower depreciation at the engineered steel bar business.
  Interest Expense and Capitalized Interest -- Interest expense decreased by $2.6 million compared to fiscal 1997 as a result of reducing bank borrowings with proceeds received from the sale of LaSalle and the Tubing operations. Capitalized interest increased by $859 thousand in 1998 compared to 1997 primarily due to Phase III and IV of the MACSTEEL expansion projects.
  Other -- "Other, net" consists largely of investment income and remained relatively constant.
  Income From Continuing Operations -- The Company had a loss from continuing operations of $3.9 million in 1998. Included in this loss was the after-tax non-recurring restructuring charge of $38.0 million. Income from continuing operations excluding the restructuring charge was $34.1 million, an improvement of $6.4 million, or 23%, compared to fiscal 1997. The improvement was attributable to improved results in the Company's engineered steel bars and aluminum mill sheet businesses, and the inclusion of a full year of Piper Impact Europe and lower interest expense. These improvements were partially offset by lower operating results at Piper Impact. The Company's effective income tax rate was 35% for fiscal 1998 and 1997.
  Income from Discontinued Operations -- Income from discontinued operations, net of income taxes, for fiscal 1997, was $5.2 million which consisted of the Tubing Operations and LaSalle Steel. There was no income from discontinued operations in fiscal 1998. (See Note 3 to the financial statements)
  Net Income -- Fiscal 1998 net income was $9.2 million, compared to $69.2 million for fiscal 1997. Included in net income for fiscal 1998 is an after-tax non-recurring restructuring charge of $38.0 million and an after-tax gain of $13.0 million on the sale of discontinued operations. Included in net income for 1997 was an after-tax gain of $36.3 million on the sale of discontinued operations.

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

An 11% increase in volume resulted from improved market share following the Company's capacity expansion program.
  Net sales from the Company's aluminum mill sheet products business for fiscal 1997 were $261.0 million, representing an increase of $12.5 million, or 5%, when compared to fiscal 1996. This increase was mostly attributable to increased volume.
  Net sales from the Company's engineered products business for fiscal 1997 was $206.8 million, representing an increase of $81.7 million or 65%. This increase was mostly attributable to a full year of Piper Impact in 1997 compared to three months in 1996.
  Operating Income -- Consolidated operating income for fiscal 1997 was $55.0 million, representing an increase of $8.6 million, or 18%, when compared to fiscal 1996. This increase resulted from improved sales and operating income from the engineered steel bar business, partly offset by lower operating income from the aluminum mill sheet products business.
  Operating income from the Company's engineered steel bar business for fiscal 1997 was $50.8 million, representing an increase of $11.7 million, or 30%, when compared to fiscal 1996. This increase was principally due to increased sales following the Company's capacity expansion program but 1996 operating income was also affected by higher accruals to the allowance for doubtful accounts. These higher accruals were necessary as the engineered steel bar business increased sales during the past several years.
  Operating income from the Company's aluminum mill sheet products business for fiscal 1997 was $1.8 million, representing a decrease of $6.0 million, or 77%, when compared to fiscal 1996. This decrease was principally due to volatility in the aluminum scrap markets, resulting in higher average raw material costs and lower price spreads.
  Operating income from the Company's engineered products business for fiscal 1997 was $15.4 million, representing an increase of $938 thousand, or 6%, when compared to fiscal 1996. The results for 1997 included a full year of Piper Impact in 1997 compared to three months in 1996. Fourth quarter results of 1997 were affected by start-up costs, including higher labor and training expenses and the temporary use of less efficient production processes at Piper Impact's new plant in New Albany, Mississippi.
  Selling, General and Administrative Expenses -- Selling, general and administrative expenses decreased in fiscal 1997 by $1.6 million, or 4%, compared to fiscal 1996. This decrease was principally due to higher accruals to the allowance for doubtful accounts in the prior year affecting the engineered steel bar and the aluminum mill sheet products businesses. These higher accruals were needed because the Company experienced $5.7 million in bad debts during the year ended October 31, 1996, and to recognize risks associated with higher sales volume achieved during the past several years. Fiscal 1997 selling, general and administrative expenses were also affected by a full year of Piper Impact compared to three months in fiscal 1996.
  Depreciation and Amortization -- Depreciation and amortization increased by $1.2 million in fiscal 1997 compared to fiscal 1996. Increased depreciation resulting from a full year of Piper Impact was partly offset by lower depreciation at MACSTEEL.
  Interest Expense and Capitalized Interest -- Interest expense increased by $5.6 million compared to fiscal 1996 primarily due to increased long-term debt related to the Piper Impact acquisition in the fourth quarter of fiscal 1996. Capitalized interest increased by $3.0 million in 1997 compared to 1996 primarily due to Phase III of the MACSTEEL expansion project and the construction of the new Piper Impact plant in New Albany, Mississippi.
  Other -- Included in "Other, net" for fiscal 1996, was a $2.3 million pretax gain which represents the final recovery of a business interruption claim related to a fire at the Company's Lincolnshire, Illinois facility that occurred in 1993. In addition, "Other, net" included investment income of $2.0 million for fiscal 1997 compared to $1.6 million for fiscal 1996.
  Income From Continuing Operations -- Income from continuing operations improved by $4.7 million, or 21%, compared to fiscal 1996. The improvements were principally attributable to improved results at the Company's MACSTEEL division. The Company's effective income tax rate was 35% for fiscal 1997 compared to 42% in 1996.
  Income From Discontinued Operations -- Income from discontinued operations, net of income taxes, for fiscal 1997, was $5.2 million, compared to $9.9 million for 1996. Fiscal 1996 included a full year of LaSalle which was sold during the second quarter of fiscal 1997.
  Net Income -- Fiscal 1997 net income was $69.2 million, compared to $30.4 million for fiscal 1996. Included in net income for fiscal 1997 is an after-tax gain of $36.3 million on the sale of LaSalle Steel Company.

  LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement currently consists of a revolving line of credit ("Revolver"). In July 1997, the term loan provisions of the Bank Agreement expired. The Bank Agreement expires July 23, 2003 and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the

Revolver bear interest, at the option of the Company, at either (i) the prime rate or the federal funds rate plus one percent, whichever is higher, or (ii) a Eurodollar based rate. In the fourth quarter of fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement to fixed rate debt. Under these agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and payments are received on a LIBOR based variable rate (5.22203% at October 31, 1998). Differentials to be paid or received under the agreements are recognized as interest expense. Payments under the swap agreements are tied to the interest periods for the borrowings under the Bank Agreement. The swap agreements mature July 29, 2003. The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined. The Bank Agreement limits the payment of dividends and certain restricted investments. At October 31, 1998, retained earnings of approximately $40 million were available for dividends. Under the Bank Agreement, at October 31, 1998, there was $80 million outstanding under the Revolver.
  In December 1995, the Company acquired all of its outstanding 10.77% Senior Notes for a purchase price equal to 107.5% of the principal amount plus accrued interest. The acquisition and related expenses resulted in an after-tax extraordinary charge of approximately $2.5 million in the first quarter of 1996. The acquisition was funded with cash and additional borrowings.
  On June 30, 1995, the Company exercised its right under the terms of its Cumulative Convertible Exchangeable Preferred Stock to exchange such stock for an aggregate of $84,920,000 of its 6.88% Convertible Subordinated Debentures due June 30, 2007("Debentures"). During September 1998, the Company accepted an unsolicited block offer to buy back $1.5 million principal amount of its Convertible Subordinated Debentures; therefore, the outstanding balance as of October 1998 is $83,420,000. Interest is payable semi-annually on June 30 and December 31 of each year. The Debentures are subject to mandatory annual sinking fund payments sufficient to redeem 25% of the Debentures issued on each of June 30, 2005 and June 30, 2006, to retire a total of 50% of the Debentures before maturity. The Debentures are subordinate to all senior indebtedness of the Company and are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $31.50 per share.
  On August 9, 1996, the Company completed the acquisition of substantially all of the assets of Piper Impact. Piper Impact's assets, net of various liabilities, were acquired for approximately $130 million in cash, cash equivalents, and notes. This acquisition was financed with existing cash and bank borrowings. Subsequent to the acquisition, the Company's Board of Directors approved additional capital expenditures at Piper Impact totaling approximately $42 million. These projects were completed in fiscal year 1998.
  On April 18, 1997, the Company completed the sale of LaSalle for approximately $65 million in cash. The proceeds were used to pay down the Company's Revolver.
  On October 29, 1997, the Company acquired, through its Dutch subsidiary, Piper Impact Europe B.V.("Piper Impact Europe"), substantially all of the assets of Advance Metal Forming C.V., a Dutch limited partnership, for approximately $30 million. The acquisition was financed with existing cash and bank borrowings of 35 million Dutch Guilders. Piper Impact Europe's primary source of funds is a stand-alone secured credit facility ("Credit Facility") providing up to 50 million Dutch Guilders ("NLG"). At October 31, 1998 and 1997, 1 NLG was equal to
 .535 and .514 dollars. The Credit Facility consists of a Roll-Over Term Loan, a Medium Term Loan and an Overdraft Facility. The Roll-Over Term Loan provides NLG 15 million for loan periods of 1, 2, 3, 6, or 12 months with repayment of outstanding borrowings on October 27, 2002. Interest is payable on the repayment date at the Amsterdam Interbank Offering Rate (AIBOR) plus 90 basis points. In the case of a loan period of twelve months, interest is payable six months after the beginning of the loan period and on the repayment date. The Medium Term Loan provides NLG 15 million at 6.375% payable quarterly in arrears from March 1, 1998, with quarterly repayments of principal in equal amounts of NLG 500 thousand commencing January 1, 1999 through April 1, 2006. The Overdraft Facility provides an aggregate amount of NLG 20 million to cover overdrafts or up to NLG 15 million of loans for a period of one year, subject to annual renewal. Overdrafts bear interest at the Bank's published rate for overdraft facilities plus 1% per annum. Loans under the Overdraft Facility bear interest at AIBOR plus 45 to 55 basis points. The terms of Overdraft Facility loans are selected by Piper Impact Europe to be a period of 1, 2, 3, 6, or 12 months. Interest on overdrafts are paid quarterly in arrears. The borrowings outstanding under this Credit Facility as of October 31, 1998 totaled approximately $22 million.
  On December 3, 1997, the Company completed the sale of its Tubing Operations for approximately $30 million in cash. The proceeds were used to improve the Company's debt structure and for investment in the Company's value-added businesses.
  On October 9, 1998, the Company acquired the stock of Decatur Aluminum Corp., a Decatur, Alabama based aluminum sheet manufacturer for approximately $19 million. The newly acquired company has been named Nichols Aluminum-Alabama, Inc. ("Nichols Aluminum Alabama"). The acquisition was financed using existing cash available under the Revolver. Certain Industrial Development bonds were assumed as part of the Nichols Aluminum Alabama acquisition. These bonds mature August 1, 2004 with interest payable monthly. The bonds bear interest at a weekly interest rate, which is the rate determined by the remarketing agent under then prevailing market conditions to be the minimum interest rate, which, if borne by the Bonds on the effective date of such rate, would enable the remarketing agent to sell the Bonds on such business day at a price (without regard to accrued interest) equal to the principal amount of the bonds. The interest rate, however, may not exceed 13% per annum. The weekly interest rate during October 1998 (the only month the Company owned these bonds) ranged from 3.35% to 3.55%. The outstanding principal amount of the bonds on October 31, 1998 was $4,755,000.
  At October 31, 1998, the Company had commitments of $23 million for the purchase or construction of capital assets, primarily relating to the Company's continued expansions at MACSTEEL and Piper Impact. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.
  The Company believes that it has sufficient funds and adequate financial sources available to meet its anticipated liquidity needs. The Company also believes that cash flow from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures, debt service requirements, environmental expenditures and dividends.

  Operating Activities

Cash provided by operating activities during fiscal 1998 was $64.1 million. This represents a decrease of $15.4 million, or 19%, compared to fiscal 1997. This decrease primarily resulted from increased inventory levels.

  Investment Activities

Net cash used by investment activities in fiscal 1998 was $39.8 million compared to $49.6 million in fiscal 1997. Fiscal 1998 cash from investing activities included the acquisition of Decatur Aluminum Corp. and proceeds from the sale of the Tubing Operations. Fiscal 1997 cash from investing activities included the acquisition of Advanced Metal Forming, C.V. and proceeds from the sale of LaSalle Steel Company. Capital expenditures decreased from $68.9 million in 1997 to $58.5 million in 1998. The Company estimates that fiscal 1999 capital expenditures will approximate $60 to $70 million.

  Financing Activities

Net cash used by financing activities for fiscal 1998 was $24.9 million, principally consisting of net reductions in long-term debt of $18.6 million and $9.1 million in common dividends, partly offset by proceeds from exercise of stock options.
  The Company uses futures and option contracts to hedge a portion of its exposure to price fluctuations of aluminum. The exposure is related to the Company's backlog of aluminum sales orders with committed prices as well as future aluminum sales for which a sales price increase would lag a raw material cost increase. Firm price commitments associated with these futures and options contracts do not extend beyond December 1999. Hedging gains and losses are included in "Cost of sales" in the income statement concurrently with the hedged sales. Unrealized gains and losses related to open contracts are not reflected in the consolidated statements of income.

  EFFECTS OF INFLATION

Inflation has not had a significant effect on earnings and other financial statement items.

  NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company's year ending October 31, 1999. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. The Company continues to analyze SFAS No. 130 to determine what additional disclosures will be required.
  In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits", which is effective for the Company's year ending October 31, 1999. This statement defines new disclosure requirements for pension and other postretirement benefits in an effort to facilitate financial analysis by adding useful information and deleting disclosures that the FASB considers no longer useful. The Company continues to analyze SFAS No. 132 to determine what additional disclosures will be required.
  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company's year ending October 31, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be analyzing SFAS No. 133 to determine what, if any, impact or additional disclosure requirements this pronouncement will have.

  YEAR 2000

The Company, like other businesses, is facing the Year 2000 issue. Many computer systems and equipment with embedded chips or processors use only two digits to represent the calendar year. This could result in computational or operational errors as dates are compared across the century boundary causing possible disruptions in business operations. The Year 2000 issue can arise at any point in the Company's supply, manufacturing, processing, distribution, and financial chains.

  State of Readiness

The Company began addressing the Year 2000 issue in 1997, with an initial assessment of Year 2000 readiness efforts at each of its operating units. Based on the responses from the operating units, a standardized Year 2000 Plan format was developed. By July 1998, each operating unit had completed a Year 2000 Plan that included the following components:

  1) Inventory of all systems (including hardware, software, and equipment with embedded chips or processors),

  2) Assessment of all systems for Year 2000 compliance,

  3) Development of a project schedule for replacement or remediation of non-compliant systems,

  4) Development of a project schedule for testing compliant systems, and

  5) Development of a list of significant vendors/suppliers for surveying their Year 2000 readiness efforts.

  The Year 2000 issue is being addressed within the Company by its individual business units, and progress is reported periodically to management. The Company has committed resources to conduct risk assessment and to take corrective action, where required, with a target date of becoming Year 2000 ready for the most critical systems by July 1999.
  MACSTEEL, the most profitable and significant business segment of the Company, has already replaced and/or remediated its most critical business systems to become Year 2000 ready with testing scheduled for March 1999. The operating units of the other two business segments are in the process of upgrading or replacing their Enterprise Resource Planning ("ERP") systems with versions that are certified to be Year 2000 ready by the manufacturers of such products. The implementation of these ERP systems is anticipated to be complete by July 1999.
  With respect to the plant systems, including automation and embedded chips used in manufacturing operations, all business units are in the process of completing their inventory and assessment audits. The Company is relying on vendor certification and testing. Assessment and testing, with corrective action as required, is expected to be completed by the third quarter of 1999.
  With respect to the external parties, including suppliers and customers, the Company's business units are in the process of surveying the Year 2000 readiness efforts of critical external parties. Risk assessment is expected to be completed by March 1999 and monitoring risk in this area will continue into the third quarter of 1999, as many external parties will not have completed their Year 2000 readiness efforts.
  In addition, the Company is developing contingency plans intended to mitigate possible disruption in business operations that may result from the Year 2000 issue. Contingency plans may include stockpiling necessary materials and inventories, securing alternate sources of supply, adjusting facility shutdown and start-up schedules, development of manual procedures to execute transactions and complete processes and other appropriate measures. Once developed, contingency plans will be continually refined as additional information becomes available.

  Cost

The Year 2000 activities and associated costs are being managed within each business unit. The Company's total cost relating to the Year 2000 activities is not expected to exceed $1 million.

  Risks

Quanex is a diversified and decentralized company comprised of three business segments. Each of these segments has multiple operating units, resulting in thirteen separate Year 2000 Plans. Quanex has not required standardized systems throughout the Company. This diversification has allowed the Company to spread the risk of the Year 2000 issue, since no one system is responsible for the entire financial and operational needs of the Company. While the diversification reduces the risk of a material Year 2000 issue affecting the entire Company, this same diversification increases the possibility that the Year 2000 issue will occur at one or more units since many more systems exist than in a centralized environment. Management is addressing this issue by requiring regular periodic reporting from each business unit and monitoring the progress with follow-up review by independent consultants. However, if implementation of the ERP systems at two major business units and replacement/remediation of other critical non-compliant systems is not completed in a timely manner, the affected units will implement contingency plans to minimize disruptions in business operations that may result from the Year 2000 issue.
  The Company relies on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect the Company's operations. While each business unit will evaluate the status of its major suppliers' Year 2000 readiness efforts and develop contingency plans to manage the risk, it can not eliminate the potential for disruption due to third party failures.
  The Company is also dependent upon its customers for sales and cash flow. Year 2000 interruptions in the operations of its major customers could result in reduced sales, increased inventory or receivable levels and cash flow reductions. The Company is in the process of surveying its major customers' Year 2000 readiness efforts to assess risk and develop plans with an intent to minimize the impact on its operations.
  The Company believes that it is taking all reasonable steps to ensure Year 2000 readiness. Its ability to meet the projected goals, including the costs of addressing the Year 2000 issue and the dates upon which compliance will be attained, depends on the Year 2000 readiness of its key suppliers and customers, the completion of its final remediation and testing efforts and the successful development and implementation of contingency plans. Although these and other unanticipated Year 2000 issues could have an adverse effect on the results of operations or financial condition of the Company, it is not possible to estimate the extent of impact at this time, since the contingency plans are still under development.
  ALL STATEMENTS REGARDING YEAR 2000 MATTERS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K ARE "YEAR 2000 READINESS DISCLOSURES" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

  EUROPEAN MONETARY UNION

Within Europe, the European Economic and Monetary Union (the "EMU") introduced a new currency, the Euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services among the participating countries.
  On January 1, 1999, the participating countries adopted the Euro as their local currency, initially available for currency trading on currency exchanges and non-cash (banking) transactions. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning on January 1, 2002, Euro-denominated bills and coins will be issued for cash transactions. For a period of six months from this date, both legacy currencies and the Euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currency and use exclusively the Euro.
  At the current time, the Company does not believe that the conversion to the Euro will have a material impact on its business or its financial statements.

ITEM 7A. QUANTITATIVE/QUALITATIVE DISCLOSURE

The following discussion of the Company and its subsidiaries' exposure to various market risks contains "forward looking statements" that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to the Company. Nevertheless, because of the inherent unpredictability of interest rates, foreign currency rates and metal commodity prices as well as other factors, actual results could differ materially from those projected in such forward looking information. For a description of the Company's significant accounting policies associated with these activities, see Notes 1 and 16 to the Consolidated Financial Statements.

  Interest Rate Risk

The Company and its subsidiaries have a Revolving Credit Facility, Convertible Subordinated Debentures, interest rate swap agreements and other long-term debt which subject the Company to the risk of loss associated with movements in market interest rates.
  At October 31, 1998, the Company had fixed-rate debt totaling $101 million. This debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings loss due to changes in market interest rates (see Notes 10 and 16 to the Company's Consolidated Financial Statements). The conversion feature of the Company's Subordinated Debentures makes it impractical to estimate the effect of a hypothetical 10% change in interest rates. This is due to the high correlation between the market value of these instruments and the market value of the Company's common stock. In general, any changes in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments in the open market prior to their maturity.

  The Company and certain of its subsidiaries' floating-rate obligations total $99 million at October 31, 1998 (see Note 10 to the Company's Consolidated Financial Statements). The exposure of these obligations to increases in short-term interest rates is limited by interest rate swap agreements entered into by the Company. These swap agreements effectively fix the interest rate on all of the Company's variable rate debt, thus limiting the potential impact that increasing interest rates would have on earnings. Under these swap agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and received on a LIBOR based variable rate (5.22203% at October 31,
1998). At October 31, 1998, the unrealized losses related to the interest rate swap agreements are $8.5 million. If the floating rates were to change by 10% from October 31, 1998 levels, the fair market value of these swaps would change by approximately $1.7 million. However, it should be noted that any change in value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

  Foreign Currency Exchange Rate Risk

The Company is subject to significant exposure from fluctuations in US Dollar/Dutch Guilder exchange rates. As further described in Note 16 of the Consolidated Financial Statements, the Company utilizes foreign currency forward contracts to limit transactional exposure to changes in currency exchange rates. At October 31, 1998, the Company had 11 separate contracts maturing in monthly increments to purchase an aggregate notional amount of $4.675 million in foreign currency. These forward contracts do not extend beyond September 30, 1999. Unrealized pretax gains on these forward contracts totaled approximately $137 thousand at October 31, 1998. A hypothetical 10% change in applicable October 31, 1998 forward rates would increase or decrease the pretax gain by approximately $463 thousand related to these positions. However, it should be noted that any change in value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.
  In addition, the Company utilizes a range forward zero-cost agreement to protect its initial equity investment in its Netherlands subsidiary, Piper Impact Europe. This agreement, which was entered into with a major financial institution, has a notional value of 30 million guilders. By establishing minimum and maximum exchange rates, this agreement limits the potential devaluation of the Company's initial investment in its subsidiary while also limiting any potential appreciation. If, at the expiration date of the agreement, the Dutch guilder/US dollar exchange rate is within the range of 1.80 to 2.05, this agreement will expire at no cost to either party. At October 31, 1998, there was no financial statement impact as the exchange rate fell within the range. A hypothetical 10% increase in the October 31, 1998 exchange rate would result in a positive adjustment to stockholders' equity of approximately $10 thousand. In contrast, a hypothetical 10% decrease would result in a negative adjustment to stockholder's equity of approximately $1.2 million. However, it should be noted that any change in the value of this agreement, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged position.

  Commodity Price Risk

In the normal course of business, the Company enters into long-term firm price sales contracts with one of its customers. In order to hedge the risk of higher prices for the anticipated aluminum purchases required to fulfill these long-term contracts, the Company enters into long futures positions. At October 31, 1998, the Company had open futures contracts at fair values of $3.3 million and unrealized losses of $369,000 on such contracts. These contracts covered a notional volume of 5,511,557 pounds of aluminum. A hypothetical 10% change from the October 31, 1998 average LME ingot price of $.60 per pound would increase or decrease the unrealized pretax losses related to these contracts by approximately $330,000. However, it should be noted that any change in the value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the cost of purchased aluminum scrap.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Quanex Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Quanex Corporation and subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1998. Our audits also included the financial statement schedule listed in the index on page 48. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quanex Corporation and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Houston, Texas
Date: November 23, 1998

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

/s/ VERNON E. OECHSLE                                  /s/ WAYNE M. ROSE
Vernon E. Oechsle                                      Wayne M. Rose
President and                                          Vice President and
Chief Executive Officer                                Chief Financial Officer

Quanex Corporation
CONSOLIDATED BALANCE SHEETS

                        OCTOBER 31,                             1998       1997
---------------------------------------------------------------------------------
                                                                (In thousands)
ASSETS
Current assets:
  Cash and equivalents......................................  $ 26,279   $ 26,851
  Accounts and notes receivable, less allowance for doubtful accounts of $11,752,000 in 1998 and $10,338,000 in
     1997...................................................    85,166     80,089
  Inventories...............................................    85,397     73,035
  Deferred income taxes.....................................    11,560      5,601
  Prepaid expenses..........................................     1,410      1,320
                                                              --------   --------
          Total current assets..............................   209,812    186,896
Property, plant and equipment, net..........................   395,054    379,071
Net assets of discontinued operations.......................        --     13,554
Goodwill, net...............................................    52,281     91,496
Other assets................................................    17,141     14,688
                                                              --------   --------
                                                              $674,288   $685,705
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 75,160   $ 71,317
  Accrued expense...........................................    56,125     43,208
  Current maturities of long-term debt......................    12,248     11,050
  Income taxes payable......................................     3,300      8,503
                                                              --------   --------
          Total current liabilities.........................   146,833    134,078
Long-term debt..............................................   188,302    201,858
Deferred pension credits....................................     7,832      6,627
Deferred postretirement welfare benefits....................     7,092      6,835
Deferred income taxes.......................................    33,412     48,111
Other liabilities...........................................    18,773     19,373
                                                              --------   --------
          Total liabilities.................................   402,244    416,882
Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares
     authorized; issued & outstanding -- none in 1998 and
     1997...................................................        --         --
  Common stock, $.50 par value, 50,000,000 shares
     authorized; 14,179,834 shares in 1998 and 14,050,411
     shares in 1997 issued and outstanding..................     7,090      7,025
  Additional paid-in capital................................   108,624    105,146
  Retained earnings.........................................   156,278    156,528
  Cumulative foreign currency translation adjustment........     1,132        422
  Adjustment for minimum pension liability..................    (1,080)      (298)
                                                              --------   --------
          Total stockholders' equity........................   272,044    268,823
                                                              --------   --------
                                                              $674,288   $685,705
                                                              ========   ========

See notes to consolidated financial statements.

Quanex Corporation
CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED OCTOBER 31,                        1998           1997          1996
------------------------------------------------------------------------------------------------------
                                                              (In thousands, except per share amounts)
Net sales...................................................   $797,490       $746,093      $620,069
Costs and expenses:
  Cost of sales.............................................    647,179        610,412       492,594
  Selling, general and administrative.......................     47,713         43,375        44,959
  Depreciation and amortization.............................     41,834         37,298        36,083
  Restructuring charge......................................     58,500             --            --
                                                               --------       --------      --------
Operating income............................................      2,264         55,008        46,433
Other income (expense):
  Interest expense..........................................    (14,904)       (17,541)      (11,929)
  Capitalized interest......................................      4,398          3,539           569
  Other, net................................................      2,278          1,637         4,544
                                                               --------       --------      --------
Income (loss) from continuing operations before income taxes
  and extraordinary charge..................................     (5,964)        42,643        39,617
Income tax benefit (expense)................................      2,087        (14,925)      (16,639)
                                                               --------       --------      --------
Income (loss) from continuing operations and before
  extraordinary charge......................................     (3,877)        27,718        22,978
Income from discontinued operations, net of income taxes....         --          5,176         9,912
Gain on sale of discontinued operations, net of income
  taxes.....................................................     13,046         36,290            --
                                                               --------       --------      --------
Income before extraordinary charge..........................      9,169         69,184        32,890
Extraordinary charge -- early extinguishment of debt, net of
  income taxes..............................................         --             --        (2,522)
                                                               --------       --------      --------
Net income attributable to common stockholders..............   $  9,169       $ 69,184      $ 30,368
                                                               ========       ========      ========
Earnings per common share:
  Basic:
     Continuing operations..................................   $  (0.27)      $   2.01      $   1.70
     Discontinued operations................................         --           0.37          0.73
     Gain on sale of discontinued operations................        .92           2.63            --
     Extraordinary charge...................................         --             --         (0.19)
                                                               --------       --------      --------
          Total basic net earnings..........................   $   0.65       $   5.01      $   2.24
                                                               ========       ========      ========
  Diluted:
     Continuing operations..................................   $  (0.27)      $   1.90      $   1.62
     Discontinued operations................................         --           0.31          0.61
     Gain on sale of discontinued operations................        .92           2.17            --
     Extraordinary charge...................................         --             --         (0.15)
                                                               --------       --------      --------
          Total diluted net earnings........................   $   0.65       $   4.38      $   2.08
                                                               ========       ========      ========
Weighted average number of shares outstanding
     Basic..................................................     14,149         13,807        13,524
     Diluted................................................     14,149         16,725        16,354

See notes to consolidated financial statements.

Quanex Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)

                                                                                                                 Total
                                                         Common Stock        Additional                          Stock-
          Years Ended October 31, 1998,              --------------------     Paid-in      Retained             holders'
                 1997, and 1996                        Shares      Amount     Capital      Earnings    Other     Equity
------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 1995......................    13,485,312    $6,743     $ 92,406     $ 74,426    $(761)   $172,814
  Net income.....................................            --        --           --       30,368               30,368
  Common dividends ($.60 per share)..............            --        --           --       (8,115)      --      (8,115)
  Adjustment for minimum pension liability.......            --        --           --           --      (31)        (31)
  Unearned compensation..........................            --        --           --           --      132         132
  Other..........................................       105,088        52        1,845          (56)      --       1,841
                                                     ----------    ------     --------     --------    -----    --------
Balance at October 31, 1996......................    13,590,400     6,795       94,251       96,623     (660)    197,009
  Net income.....................................            --        --           --       69,184               69,184
  Common dividends ($.61 per share)..............            --        --           --       (8,422)      --      (8,422)
  Adjustment for minimum pension liability.......            --        --           --           --      177         177
  Unearned compensation..........................            --        --           --           --      185         185
  Foreign currency translation adjustment........                                                        422         422
  Other..........................................       460,011       230       10,895         (857)      --      10,268
                                                     ----------    ------     --------     --------    -----    --------
Balance at October 31, 1997......................    14,050,411    $7,025     $105,146     $156,528    $ 124    $268,823
  Net income.....................................                                             9,169                9,169
  Common dividends ($.64 per share)..............                                            (9,059)              (9,059)
  Adjustment for minimum pension liability.......                                                       (782)       (782)
  Foreign currency translation adjustment........                                                        710         710
  Other..........................................       129,423        65        3,478         (360)      --       3,183
                                                     ----------    ------     --------     --------    -----    --------
Balance at October 31, 1998......................    14,179,834    $7,090     $108,624     $156,278    $  52    $272,044
                                                     ==========    ======     ========     ========    =====    ========

See notes to consolidated financial statements.

Quanex Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW

                                     YEARS ENDED OCTOBER 31,    1998        1997         1996
-----------------------------------------------------------------------------------

                                                                       (In thousands)
OPERATING ACTIVITIES:
  Net Income................................................  $  9,169    $  69,184    $ 30,368
  Adjustments to reconcile net income to cash provided by
     operating activities:
       Income from discontinued operations (net of taxes)...        --       (5,176)     (9,912)
       Gain on sale of discontinued operations (net of
        taxes)..............................................   (13,046)     (36,290)         --
       Restructuring charge (net of deferred taxes of
        $20,475)............................................    38,025           --          --
       Depreciation and amortization........................    42,400       37,865      36,654
       Deferred income taxes................................     6,059        7,545       2,533
       Deferred pension costs...............................       (34)        (183)        318
       Deferred postretirement welfare benefits.............       257          376         417
                                                              --------    ---------    --------
                                                                82,830       73,321      60,378
  Changes in assets and liabilities net of effects from
     acquisitions and dispositions:
       Decrease in accounts and notes receivable............     3,664        2,957       7,798
       Decrease (increase) in inventory.....................   (10,994)       8,898     (17,568)
       Increase (decrease) in accounts payable..............    (2,262)         112      (4,848)
       Increase (decrease) in accrued expenses..............      (346)       2,919       2,907
       Other, net...........................................    (8,822)      (8,868)      1,011
                                                              --------    ---------    --------
          Cash provided by continuing operations............    64,070       79,339      49,678
          Cash provided by discontinued operations..........        --           89      16,073
                                                              --------    ---------    --------
          Cash provided by operating activities.............    64,070       79,428      65,751
INVESTMENT ACTIVITIES:
  Acquisition of Decatur Aluminum Corp., net of cash and
     equivalents acquired...................................    (9,573)          --          --
  Acquisition of Advanced Metal Forming, C.V., net of cash
     and equivalents acquired...............................        --      (33,584)         --
  Acquisition of Piper Impact, Inc., net of cash and
     equivalents acquired...................................        --       (5,575)   (123,264)
  Net proceeds from sale of LaSalle Steel Company...........     1,366       63,900          --
  Net proceeds from sale of the Tubing Operations...........    30,068           --          --
  Capital expenditures, net of retirements..................   (58,513)     (68,916)    (34,699)
  Capital expenditures of discontinued operations...........        --       (3,868)    (11,089)
  Other, net................................................    (3,168)      (1,550)     (5,120)
                                                              --------    ---------    --------
          Cash (used) by investment activities..............   (39,820)     (49,593)   (174,172)
                                                              --------    ---------    --------
          Cash provided (used) by operating and investment
            activities......................................    24,250       29,835    (108,421)
FINANCING ACTIVITIES:
  Bank borrowings (repayments), net.........................   (17,124)     (41,828)    160,000
  Purchase of subordinated debentures.......................    (1,500)          --          --
  Notes payable borrowings (repayments).....................        --           --     (10,000)
  Purchase of Senior Notes..................................        --           --     (44,667)
  Common dividends paid.....................................    (9,059)      (8,422)     (8,115)
  Issuance of common stock, net.............................     3,183       10,453       1,973
  Other, net................................................      (429)         429           0
                                                              --------    ---------    --------
          Cash provided (used) by financing activities......   (24,929)     (39,368)     99,191
                                                              --------    ---------    --------
Effect of exchange rate changes on cash and equivalents.....       107          422          --
                                                              --------    ---------    --------
Decrease in cash and equivalents............................      (572)      (9,111)     (9,230)
Cash and equivalents at beginning of period.................    26,851       35,962      45,192
                                                              --------    ---------    --------
Cash and equivalents at end of period.......................  $ 26,279    $  26,851    $ 35,962
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

  SCOPE OF OPERATIONS

The Company operates primarily in three industry segments: manufacturing of engineered steel bars, aluminum mill sheet products and engineered products. The Company's products include engineered steel bars, coiled aluminum sheet (mill finish and coated), aluminum and steel fabricated products and impact extrusions. The Company's manufacturing operations are conducted primarily in the United States.

  REVENUES

The Company recognizes revenues when products are shipped and the title and risk of ownership pass to the customer.

  STATEMENTS OF CASH FLOWS

The Company generally considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Similar investments with original maturities beyond three months are considered short-term investments. For fiscal years 1998, 1997 and 1996 cash paid for income taxes was $20,860,000, $13,906,000, and $19,551,000, respectively. These amounts are before refunds of $172,000, $471,000, and $204,000, respectively. Cash paid for interest for fiscal 1998, 1997 and 1996 was $14,404,000, $17,964,000, and $12,084,000, respectively.

  INVENTORIES

Inventories are valued at the lower of cost or market. The accounting methods used in valuing the Company's inventories are described in Note 7.

  LONG-LIVED ASSETS

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

Goodwill represents the excess of the purchase price over the fair value of acquired companies and is being amortized on a straight line basis over forty years for the goodwill resulting from the acquisition of Nichols Homeshield in 1989, and over twenty-five years for the goodwill resulting from the acquisitions of Piper Impact, Inc. in 1996, Piper Impact Europe B.V. in 1997 and Nichols Aluminum-Alabama, Inc. in 1998 (See Note 2). At October 31, 1998 and 1997, accumulated amortization was $9,255,000, and $10,398,000, respectively. During the fourth quarter of 1998, the balance of goodwill associated with Piper Impact was written off in accordance with Statement of Financial Accounting Standard No. 121. (See Note 4)
  During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". The statement established accounting standards related to the impairment of long-lived assets, such as property, plant, equipment and intangibles. The Company adopted SFAS No. 121 in fiscal 1997. The

--------------------------------------------------------------------------------

Company evaluates any possible impairment of long-lived assets using estimates of undiscounted future cash flows. (See Note 4 -- regarding the impact of this statement.)

  HEDGING

The Company enters into various derivative instruments to protect itself from fluctuating prices and rates. The Company uses futures contracts to hedge a portion of its exposure to price fluctuations of aluminum. Hedging gains and losses are recognized concurrently with related sales transactions. The Company enters into interest rate swap agreements which effectively exchange variable interest rate debt for fixed interest rate debt. The agreements are used to reduce the exposure to possible increases in interest rates. The Company enters into these swap agreements with major financial institutions. The Company uses foreign currency swap agreements to protect the value of its investment in Piper Impact Europe as well as to protect itself from currency fluctuations on certain sales and purchases. The impact of the foreign currency instruments which protect the investment in Piper Impact Europe are recorded as a foreign currency translation adjustment in the equity section of the financial statements when exchange rates go outside of the limits. The gains and losses on the forward contracts related to the sales and purchases are deferred off-balance sheet and included as a component of the related transaction when recorded. (See Note 16)

  EARNINGS PER SHARE DATA

In February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128 -- "Earnings per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements for Earnings Per Share ("EPS"). SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No.
15 -- "Earnings per Share" ("APB 15") with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company adopted SFAS 128 in fiscal 1998 and restated all prior-period EPS disclosure.

  FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and income and expense items are translated at the average exchange rates for the year. Resulting translation adjustments are reported as a separate component of stockholders' equity.

  USE OF ESTIMATES

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  RECLASSIFICATION

Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to 1998 presentations.

  NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company's year ending October 31, 1999. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. The Company continues to analyze SFAS No. 130 to determine the additional disclosures required.
  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for the Company's year ending October 31, 1999. This statement establishes standards for the reporting of information about operating segments. The Company has adopted this pronouncement as of October 31, 1998 and restated prior periods' segment information.
  In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits", which is effective for the Company's year ending October 31, 1999. This statement

--------------------------------------------------------------------------------

defines new disclosure requirements for pension and other postretirement benefits in an effort to facilitate financial analysis by adding useful information and deleting disclosures that the FASB considers no longer useful. The Company continues to analyze SFAS No. 132 to determine what additional disclosures will be required.
  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company's year ending October 31, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be analyzing SFAS No. 133 to determine what, if any, impact or additional disclosure requirements this pronouncement will have.

2. ACQUISITIONS

On August 9, 1996, the Company acquired the assets, net of various liabilities, of Piper Impact, Inc. ("Piper Impact"). Piper Impact is a manufacturer of custom-designed, impact-extruded aluminum and steel parts for the transportation, defense and other commercial markets, with production facilities in New Albany, Mississippi and Park City, Utah.
  Piper Impact's net assets were acquired for approximately $130 million in cash, cash equivalents, and notes. To finance the acquisition, the Company entered into an unsecured revolving credit/term loan facility which provides for the borrowing of up to $250 million. (See Note 10) The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the assets and liabilities of Piper Impact based on estimated fair values. Goodwill associated with the Piper Impact acquisition approximated $56 million, which was being amortized on a straight-line basis over twenty-five years. During 1998, in accordance with SFAS No. 121, the Company determined that the goodwill of Piper Impact was impaired and recorded a restructuring charge. (See
Note 4).
  Liabilities assumed included an estimated $20 million related to costs for further investigation and specified environmental remediation. These cost estimates include charges for additional studies, remediation, renovations to affected facilities and equipment, and other compliance expenditures. The estimated range of costs is $15 million to $25 million of which the accrual represents management's best estimate of total costs expected to be incurred. Actual expenditures could differ from current estimates as additional studies are completed, requiring revisions to the remediation and restoration plan.
  The unaudited pro-forma consolidated results of operations of the Company are shown below as if the acquisition had occurred at the beginning of the fiscal period indicated. These results are not necessarily indicative of the results which would actually have occurred if the purchase had taken place at the beginning of the period, nor are they necessarily indicative of future results.

                                                                 Pro Forma
                                                              ----------------
                                                              October 31, 1996
                                                              ----------------
                                                               (In thousands,
                                                              except per share
                                                                  amounts)
                                                              (Unaudited)
Net sales...................................................      $708,492
Income before extraordinary charge..........................        27,751
Net income attributable to common shareholders
  Before extraordinary charge...............................        27,751
Earnings per share before extraordinary charge:
  Basic.....................................................      $   2.05
  Diluted...................................................      $   1.92

  On October 29, 1997, the Company, through its Dutch subsidiary, Piper Impact Europe B.V. ("Piper Impact Europe"), acquired the net assets of Advanced Metal Forming C.V., a Dutch limited partnership, for approximately $30 million. The Company's balance sheet as of October 31, 1997 includes Piper Impact Europe. Goodwill associated with Piper Impact Europe is approximately NLG 26 million or $14 million as of October 31, 1998. The income statement for the twelve months ended October 31, 1997 does not include Piper Impact Europe.
  Piper Impact Europe produces aluminum impact extrusions and precision steel stampings for the automotive and electronics industries in Europe and North America. Piper Impact Europe employs approximately 300 people, and its manufacturing facilities are located near Zwolle in The Netherlands.
  On October 9, 1998, the Company, acquired the stock of Decatur Aluminum Corp., a Decatur, Alabama based coiled aluminum sheet manufacturer for approximately $19 million. Included in the purchase price was debt totaling $5 million and other specified liabilities for $5 million assumed by the Company. The newly acquired company has been renamed Nichols Aluminum-Alabama, Inc. ("Nichols Aluminum Alabama"), in alignment

--------------------------------------------------------------------------------

with Quanex's other aluminum mill sheet businesses in its Nichols Aluminum division. Based on preliminary purchase accounting, goodwill associated with Nichols Aluminum Alabama is approximately $10 million as of October 31, 1998. Nichols Aluminum Alabama's operations include cold rolling aluminum sheet to specific gauge, annealing, leveling, custom painting and slitting to width. Nichols Aluminum Alabama employs approximately 110 people.

3. DISCONTINUED OPERATIONS

In April 1997, the Company completed the sale of its LaSalle Steel Company ("LaSalle") subsidiary. The Company recorded an after tax gain on the sale of $36,290,000 in the second quarter of fiscal 1997. During 1998, an additional after tax gain of $668,000 was recorded as a result of post-closing adjustments. LaSalle's results of operations have been classified as discontinued operations and prior periods have been restated. For business segment reporting purposes, LaSalle's data was previously reported as the segment "Cold Finished Steel Bars".
  In December 1997, the Company completed the sale of its tubing operations, comprised of Michigan Seamless Tube, Gulf States Tube, and the Tube Group Administrative Office ("Tubing Operations"). The sale was effective November 1, 1997. The Company recorded an after tax gain on the sale of $12,378,000 during fiscal 1998. Included in the gain is an accrual for the Company's best estimate of potential environmental clean-up costs at one of the discontinued operating facilities. Results of these operations have been classified as discontinued and prior periods have been restated. For business segment reporting purposes, Tubing Operations were previously classified as "Steel Tubes".
  Net sales and income from discontinued operations are as follows:

                                                              Years Ended October 31,
                                                              -----------------------
                                                                 1997         1996
                                                              -----------------------
                                                                  (In thousands)
Net sales...................................................   $187,123     $275,641
Operating income............................................      7,962       17,090
Income tax expense..........................................     (2,786)      (7,178)
Income from discontinued operations.........................   $  5,176     $  9,912

                                                               October 31, 1997
                                                               ----------------
                                                                (In thousands)
Net Assets of Discontinued Operations Current assets........       $ 24,388
Property, plant and equipment, net..........................         17,357
Other assets................................................          2,784
Current liabilities.........................................        (11,241)
Deferred pension credits....................................         (4,373)
Deferred postretirement welfare benefits....................        (22,406)
Deferred income taxes.......................................          6,718
Adjustment for minimum pension liability....................            327
                                                                   --------
  Net assets of discontinued operations.....................       $ 13,554
                                                                   ========

4. PIPER IMPACT IMPAIRMENT DISCLOSURE

During the year ended October 31, 1998, the Company recorded a restructuring charge of $58.5 million related to its subsidiary, Piper Impact.
  Components of this special charge include $51.2 million for goodwill impairment; $6.7 million for impairment of property, plant and equipment; and $600 thousand for severance benefits to be paid to employees of the Park City, Utah plant. Piper Impact experienced significant changes in market conditions and the relationship with its major customer in fiscal 1998, which led to substantial declines in sales and operating cash flow. Management began an evaluation of the operations of Piper Impact in August 1998. As a result of this evaluation, in September 1998, management approved a plan to close the Park City, Utah facility and move its production to the New Albany, Mississippi facility.
  Due to the significance of the changes discussed above and the decision to close one of the acquired production facilities, management performed an evaluation of the recoverability of all of the assets of Piper Impact, excluding the new steel plant, as described in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Management concluded from the results of this evaluation that a significant impairment of intangible as well as long-lived assets had occurred. An impairment charge was required because estimated fair value was less than the carrying value of the assets.

--------------------------------------------------------------------------------

Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from management's estimates.
  The one-time restructuring charge resulted in an after-tax impact on net income of $38 million or $2.68 per share.

5. EARNINGS PER SHARE

The computational components of basic and diluted earnings per share are as follows (Shares and dollars in thousands except per share amounts):

                                                              For the Year Ended October 31, 1998
                                                              -----------------------------------
                                                              Numerator   Denominator   Per Share
                                                              (Income)     (Shares)      Amount
                                                              -----------------------------------
BASIC EPS
  Income from continuing operations.........................   $(3,877)     14,149       $(0.27)
  Income from discontinued operations.......................        --                       --
  Gain on sale of discontinued operations...................    13,046                   $  .92
                                                               -------                   ------
          Total basic net income............................   $ 9,169                   $ 0.65
                                                               =======                   ======
EFFECT OF DILUTIVE SECURITIES
  Effect of common stock equivalents arising from stock
     options(1).............................................        --          --
  Effect of conversion of subordinated debentures(1)........        --          --
                                                               -------      ------       ------
DILUTED EPS
  Income from continuing operations.........................   $(3,877)     14,149       $(0.27)
                                                                            ======
  Income from discontinued operations.......................        --                       --
  Gain on sale of discontinued operations...................    13,046                   $  .92
                                                               -------                   ------
          Total diluted net income..........................   $ 9,169                   $ 0.65
                                                               =======                   ======

                                                              For the Year Ended October 31, 1997
                                                              -----------------------------------
                                                              Numerator   Denominator   Per Share
                                                              (Income)     (Shares)      Amount
                                                              -----------------------------------
BASIC EPS
  Income from continuing operations.........................   $27,718      13,807        $2.01
  Income from discontinued operations.......................     5,176                      .37
  Gain on sale of discontinued operations...................    36,290                     2.63
                                                               -------                    -----
          Total basic net income............................   $69,184                    $5.01
                                                               =======                    =====
EFFECT OF DILUTIVE SECURITIES
  Effect of common stock equivalents arising from stock
     options................................................                   222
  Effect of conversion of subordinated debentures...........   $ 3,997       2,696
                                                               -------      ------
DILUTED EPS
  Income from continuing operations.........................   $31,715      16,725        $1.90
                                                                            ======
  Income from discontinued operations.......................     5,176                      .31
  Gain on sale of discontinued operations...................    36,290                     2.17
                                                               -------                    -----
          Total diluted net income..........................   $73,181                    $4.38
                                                               =======                    =====

(1) The effect of both common stock equivalents arising from stock options and the conversion of subordinated debentures was anti-dilutive.

--------------------------------------------------------------------------------

                                                              For the Year Ended October 31, 1996
                                                              -----------------------------------
                                                              Numerator   Denominator   Per Share
                                                              (Income)     (Shares)      Amount
                                                              -----------------------------------
BASIC EPS
  Income from continuing operations.........................   $22,978      13,524        $1.70
  Income from discontinued operations.......................     9,912                      .73
  Extraordinary item (Net)..................................    (2,522)                    (.19)
                                                               -------                    -----
          Total basic net income............................   $30,368                    $2.24
                                                               =======                    =====
EFFECT OF DILUTIVE SECURITIES
  Effect of common stock equivalents arising from stock
     options................................................                   134
  Effect of conversion of subordinated debentures...........   $ 3,567       2,696
                                                               -------      ------
DILUTED EPS
  Income from continuing operations.........................   $26,545      16,354        $1.62
                                                                            ======
  Income from discontinued operations.......................     9,912                      .61
  Gain on sale of discontinued operations...................    (2,522)                    (.15)
                                                               -------                    -----
          Total diluted net income..........................   $33,935                    $2.08
                                                               =======                    =====

6. INCOME TAXES

Income taxes are provided on taxable income at the statutory rates applicable to such income. Deferred taxes have not been provided on the Company's foreign subsidiary's cumulative undistributed earnings of $931,000, since such amounts are expected to be reinvested indefinitely. If these earnings were remitted to the Company, there would be little or no additional federal income tax because of the availability of foreign tax credits.
  Income tax expense (benefit) consists of the following:

                                                                 Years Ended October 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              ------------------------------
                                                                      (In thousands)
Current:
  Federal...................................................  $  9,312    $   846    $12,914
  State.....................................................     4,190      2,829      2,865
  Foreign...................................................       507         --         --
                                                              --------    -------    -------
                                                                14,009      3,675     15,779
Deferred:...................................................   (16,096)    11,250        860
                                                              --------    -------    -------
Income taxes from continuing operations.....................    (2,087)    14,925     16,639
Income taxes from discontinued operations...................        --      2,786      7,178
Income taxes from sale of discontinued operations...........     3,441     13,178         --
Reduction of taxes from extinguishment of debt..............        --         --     (1,826)
                                                              --------    -------    -------
          Totals............................................  $  1,354    $30,889    $21,991
                                                              ========    =======    =======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

--------------------------------------------------------------------------------

Significant components of the Company's net deferred tax liability are as follows:

                                                                  October 31,
                                                              -------------------
                                                                1998       1997
                                                              -------------------
                                                                (In thousands)
Deferred tax liability:
  Property, plant and equipment.............................  $ 44,723    $43,092
  Inventory.................................................    (1,161)       412
  Other.....................................................    16,926     12,735
                                                              --------    -------
                                                                60,488     56,239
                                                              --------    -------
Deferred tax assets:
  Intangibles...............................................    19,678         --
  Postretirement benefit obligation.........................     3,149      2,969
  Other employee benefit obligations........................     9,314      8,143
  Other accrued liabilities.................................     6,495      2,617
                                                              --------    -------
                                                                38,636     13,729
                                                              --------    -------
Net deferred tax liability..................................  $ 21,852    $42,510
                                                              ========    =======
Deferred income tax liability - non-current.................  $ 33,412    $48,111
Deferred tax assets - current...............................   (11,560)    (5,601)
                                                              --------    -------
  Net deferred tax liability................................  $ 21,852    $42,510
                                                              ========    =======

Income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for the following reasons:

                                                                Years Ended October 31,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              ---------------------------
                                                                    (In thousands)
Income tax expense (benefit) at statutory tax rate..........  $(2,087)  $14,925   $13,866
Increase (decrease) in taxes resulting from:
  State income taxes, net of federal effect.................     (250)    1,655     2,148
  Goodwill..................................................      345       334       334
  Other items, net..........................................      (95)   (1,989)      291
                                                              -------   -------   -------
                                                              $(2,087)  $14,925   $16,639
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

7. INVENTORIES

Inventories consist of the following:

                                                                 October 31,
                                                              -----------------
                                                               1998      1997
                                                              -----------------
                                                               (In thousands)
Raw materials...............................................  $25,167   $19,432
Finished goods and work in process..........................   52,485    47,739
                                                              -------   -------
                                                               77,652    67,171
  Other.....................................................    7,745     5,864
                                                              -------   -------
          Total.............................................  $85,397   $73,035
                                                              =======   =======

--------------------------------------------------------------------------------

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

LIFO........................................................  $57,594   $51,517
FIFO........................................................   27,803    21,518
                                                              -------   -------
          Total.............................................  $85,397   $73,035
                                                              =======   =======

With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $12,300,000 and $16,000,000 at October 31, 1998 and 1997, respectively.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                   October 31,
                                                              ---------------------
                                                                1998        1997
                                                              ---------------------
                                                                 (In thousands)
Land and land improvements..................................  $  18,376   $  18,901
Buildings...................................................    100,009      80,981
Machinery and equipment.....................................    545,677     461,817
Construction in progress....................................     38,893      81,155
                                                              ---------   ---------
                                                                702,955     642,854
Less accumulated depreciation and amortization..............   (307,901)   (263,783)
                                                              ---------   ---------
                                                              $ 395,054   $ 379,071
                                                              =========   =========

The Company had commitments for the purchase or construction of capital assets amounting to approximately $23 million at October 31, 1998.

9. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                 October 31,
                                                              -----------------
                                                               1998      1997
                                                              -----------------
                                                               (In thousands)
Accrued contribution to pension funds.......................  $ 1,196   $ 1,033
Interest....................................................    2,544     2,516
Payroll, payroll taxes and employee benefits................   24,497    21,995
State and local taxes.......................................    1,942     1,985
Other.......................................................   25,946    15,679
                                                              -------   -------
                                                              $56,125   $43,208
                                                              =======   =======

10. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt consists of the following:

                                                                  October 31,
                                                              -------------------
                                                                1998       1997
                                                              -------------------
                                                                (In thousands)
Revolving credit agreements.................................  $ 83,212   $100,185
Convertible subordinated debentures.........................    83,420     84,920
Term loan...................................................     8,031      7,709
Bank borrowings due within one year.........................    11,120     10,278
Industrial Revenue and Economic Development Bonds,
  unsecured, payable in annual installments through the year
  2005, bearing interest ranging from 6.50% to 8.375%.......     3,275      3,275
State of Alabama Industrial Development Bonds...............     4,755          0
Other.......................................................     6,737      6,541
                                                              --------   --------
                                                              $200,550   $212,908
Less maturities due within one year included in current
  liabilities...............................................    12,248     11,050
                                                              --------   --------
                                                              $188,302   $201,858
                                                              ========   ========

--------------------------------------------------------------------------------

  On July 23, 1996, the Company replaced its $75 million Revolving Credit and Letter of Credit Agreement with an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement consists of a revolving line of credit ("Revolver"). In July 1997, the term loan provisions of the Bank Agreement expired. The Bank Agreement expires July 23, 2003, and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either (a) the prime rate or the federal funds rate plus one percent, whichever is higher, or (b) a Eurodollar based rate. At October 31, 1998 and 1997, the Company had $80 and $100 million, respectively, outstanding under the Revolver. The weighted average interest rates on borrowings under the Revolver were 6.2%, 6.6% and 6.3% in 1998, 1997 and 1996, respectively. As of October 31, 1998, the Company was in compliance with all Bank Agreement covenants. Under the Company's most restrictive loan covenants, retained earnings of approximately $40 million at October 31, 1998 were available for dividends.
  On June 30, 1995, the Company exercised its right under the terms of its Cumulative Convertible Exchangeable Preferred Stock to exchange such stock for an aggregate of $84,920,000 of its 6.88% Convertible Subordinated Debentures due June 30, 2007 ("Debentures"). Interest is payable semi-annually on June 30 and December 31 of each year. The Debentures are subject to mandatory annual sinking fund payments sufficient to redeem 25% of the Debentures issued on each of June 30, 2005 and June 30, 2006, to retire a total of 50% of the Debentures before maturity. The Debentures are subordinate to all senior indebtedness of the Company and are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $31.50 per share.
  During September, 1998, the Company accepted an unsolicited block offer to buy back $1.5 million principal amount of its Convertible Subordinated Debentures; therefore, the outstanding balance as of October 31, 1998 is $83,420,000.
  At October 31, 1994, the Company had $125 million outstanding in Senior Notes. The Senior Notes paid interest at 10.77% per annum. In December 1994, the Company acquired $59.5 million principal amount of the Senior Notes for a purchase price equal to 105% of the principal amount plus accrued interest. The Company recorded an extraordinary charge of $2.0 million ($3.5 million before tax) in the first quarter of 1995 related to the call premium and write-off of deferred debt issuance costs for the Senior Notes that were repurchased. In August 1995, the Company made a required annual repayment of $20.8 million principal amount. In December 1995, the Company acquired the remaining $44.7 million principal amount of the Senior Notes for a purchase price equal to 107.5% of the principal amount plus accrued interest. The second acquisition and related expenses resulted in an after-tax extraordinary charge of approximately $2.5 million ($4.3 million before tax) in the first quarter of 1996.
  On October 28, 1997, Piper Impact Europe B.V. ("Piper Impact Europe") executed a stand-alone secured credit facility ("Credit Facility") providing up to 50 million Dutch Guilders ("NLG"). At October 31, 1998, and 1997, 1 NLG was equal to .535 and .514 U.S. dollars, respectively. The Credit Facility consists of a Roll-Over Term Loan, a Medium Term Loan and an Overdraft Facility. The Roll-Over Term Loan provides NLG 15 million for loan periods of 1, 2, 3, 6, or 12 months with repayment of outstanding borrowings on October 27, 2002. Interest is payable on the repayment date at the Amsterdam Interbank Offering Rate (AIBOR) plus 90 basis points. In the case of a loan period of twelve months, interest is payable six months after the beginning of the loan period and on the repayment date. The Medium Term Loan provides NLG 15 million at 6.375% payable quarterly in arrears from March 1, 1998, with quarterly repayments of principal in equal amounts of NLG 500 thousand commencing January 1, 1999 through April 1, 2006. The Overdraft Facility provides an aggregate amount of NLG 20 million to cover overdrafts or up to NLG 15 million of loans for a period of one year, subject to annual renewal. Overdrafts bear interest at the Bank's published rate for overdraft facilities plus 1% per annum. Loans under the Overdraft Facility bear interest at AIBOR plus 45 to 55 basis points. The terms of Overdraft Facility loans are selected by Piper Impact Europe to be a period of 1, 2, 3, 6, or 12 months. Interest on overdrafts is paid quarterly in arrears.
  Interest on loans under the Overdraft Facility is payable on the repayment date, however, in the case of a loan period of twelve months, interest is payable six months after the beginning of the loan period and on the repayment date. At October 31, 1998, and 1997, Piper Impact Europe had NLG 41.8 and 35.3 million, respectively outstanding under the Credit Facility. As of October 31, 1998, Piper Impact Europe was in compliance with all Credit Facility covenants.
  The State of Alabama Industrial Development bonds were assumed as part of the Nichols Aluminum Alabama acquisition. (See Note 2). These bonds mature August 1, 2004 with interest payable monthly. The bonds bear interest at the weekly interest rate as determined by the remarketing agent under then prevailing market conditions to be the minimum interest rate, which, if borne by the Bonds on the effective date of such rate, would enable the remarketing agent to sell the Bonds on such business day at a price (without regard to accrued interest) equal to the principal amount of the bonds. The interest rate, however, may not exceed 13% per annum. The weekly interest rate during October 1998 (the only month the Company owned these bonds) ranged from 3.35% to 3.55%. These bonds are secured by a Letter of Credit.

--------------------------------------------------------------------------------

  Aggregate maturities of long-term debt at October 31, 1998, are as follows (in thousands):

1999........................................................  $ 12,248
2000........................................................        52
2001........................................................        48
2002........................................................     3,257
2003........................................................    80,049
Thereafter..................................................   104,896
                                                              --------
                                                              $200,550
                                                              ========

11. PENSION PLANS AND RETIREMENT BENEFITS

The Company has a number of retirement plans covering substantially all employees. The company provides both defined benefit and defined contribution plans. In general, an employee's coverage for retirement benefit is determined by the plant or location of his/her employment.
  The single employer defined benefit plans pay benefits to employees at retirement using formulas based upon years of service and compensation rates near retirement. The Company's funding policy is generally to make the minimum annual contributions required by applicable regulations.
  The single employer defined benefit plans' funded status was as follows:

                                                                 Assets exceed      Accumulated benefit
                                                                  accumulated            obligation
                                                              benefit obligation       exceeds assets
                                                              -------------------   --------------------
                                                                             October 31,
                                                              ------------------------------------------
                                                               1998       1997        1998        1997
                                                              ------------------------------------------
                                                                            (In thousands)
Assets available for benefits...............................   $--      $ 12,807    $ 17,692    $ 3,606
                                                               ---      --------    --------    -------
Projected benefit obligation
  Vested....................................................    --       (10,602)    (20,637)    (4,446)
  Nonvested.................................................    --          (170)       (768)      (752)
                                                               ---      --------    --------    -------
     Accumulated benefit obligation.........................    --       (10,772)    (21,405)    (5,198)
  Effect of future salary increases.........................    --        (5,990)     (6,260)        --
                                                               ---      --------    --------    -------
          Total projected benefit obligation................    --       (16,762)    (27,665)    (5,198)
                                                               ---      --------    --------    -------
Assets less than projected benefit obligation...............   $--      $ (3,955)   $ (9,973)   $(1,592)
                                                               ===      ========    ========    =======
Consisting of:
  Amounts to be offset against future pension costs:
     Assets in excess of obligation at adoption.............   $--      $    772    $    713    $    52
     Obligation (increase) decrease due to plan
      amendments............................................    --           238        (591)      (816)
     Actuarial gains (losses)...............................    --         1,103      (3,683)      (541)
     Minimum liability adjustment...........................    --            --       2,545      1,305
Amounts recognized in consolidated balance sheets:
     Deferred pension credit................................    --        (5,371)     (7,832)    (1,256)
     Accrued contribution to pension funds..................    --          (697)     (1,125)      (336)
                                                               ---      --------    --------    -------
                                                               $--      $ (3,955)   $ (9,973)   $(1,592)
                                                               ===      ========    ========    =======

In accordance with the provisions of Statement of Financial Accounting Standards No. 87, the Company recorded additional minimum pension liabilities as of October 31, 1998 and 1997, representing the excess of the accumulated benefit obligations over the fair value of plan assets and accrued pension liabilities. The Company recorded additional pension liabilities of $2,545,000, and $1,305,000; intangible assets of $774,000, and $816,000; and stockholders' equity reductions, net of income taxes, of $1,080,000, and $298,000, as of October 31, 1998 and 1997, respectively.
  The projected unit credit method was used to determine the actuarial present value of the accumulated benefit obligation and the projected benefit obligation. For 1998, the discount rate was 6.75%. For 1997 and 1996 the discount rate was 7.5%. The expected long term rate of return on assets was 10% for the three year period ending October 31, 1998. The assumed rate of increase in future compensation levels was 4.0% in 1998 and 4.5% in 1997 and 1996. The plans invest primarily in marketable equity and debt securities.

--------------------------------------------------------------------------------

  Net pension costs for the single employer defined benefit plans were as follows:

                                                                Years Ended October 31,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              ---------------------------
                                                                    (In thousands)
Benefits earned during the year.............................  $ 1,832   $ 1,371   $ 1,270
Interest cost on projected benefit obligation...............    1,685     1,511     1,293
Actual return on plan assets................................     (433)   (2,561)   (1,400)
Net amortization and deferral...............................   (1,316)    1,250       335
                                                              -------   -------   -------
                                                              $ 1,768   $ 1,571   $ 1,498
                                                              =======   =======   =======

One of the Company's subsidiaries, Piper Impact Europe, participates in two multi-employer plans. The plans provide defined benefits to substantially all of Piper Impact Europe's employees. Amounts charged to pension cost and contributed to the plans in 1998 totaled NLG 1,551,000 or approximately $800,000. There were no pension costs in 1997 or 1996 for these plans as Piper Impact Europe was acquired on October 29, 1997. (See Note 2)
  The Company has various defined contribution plans in effect for certain eligible employees. The Company makes contributions to the plans subject to certain limitations outlined in the plans. Contributions to these plans were approximately $2,978,000, $2,919,000, and $2,476,000 during fiscal 1998, 1997, and 1996, respectively.
  The Company has a Supplemental Benefit Plan covering certain key officers of the Company. Earned vested benefits under the Supplemental Benefit Plan were approximately $4,147,000, $3,724,000, and $2,959,000 at October 31, 1998, 1997
and 1996, respectively. These benefits are funded with life insurance policies purchased by the Company.

12. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides certain healthcare and life insurance benefits for certain eligible retired employees employed prior to January 1, 1993. Certain employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The Company continues to fund benefit costs on a pay-as-you-go basis; and, for fiscal year 1998, the Company made benefit payments totaling $410,000, compared to $247,000 and $171,000 in fiscal 1997 and 1996, respectively.
  The following table sets forth the funded status of the Company's projected postretirement benefits other than pensions, reconciled with amounts recognized in the Company's consolidated balance sheets at:

                                                                 October 31,
                                                              -----------------
                                                               1998      1997
                                                              -----------------
                                                               (In thousands)
Accumulated postretirement benefit obligation:
  Retirees..................................................  $(4,696)  $(4,233)
  Fully eligible active plan participants...................     (357)     (161)
  Other active plan participants............................   (2,931)   (2,217)
                                                              -------   -------
                                                               (7,984)   (6,611)
Plan assets at fair value...................................       --        --
                                                              -------   -------
Accumulated postretirement benefit obligation in excess of
  plan assets...............................................   (7,984)   (6,611)
Unrecognized prior service cost.............................       --        --
Unrecognized net loss (gain) from past experience different
  from that assumed and from changes in assumption..........      892      (224)
                                                              -------   -------
Accrued postretirement benefit cost.........................  $(7,092)  $(6,835)
                                                              =======   =======

                                                                 October 31,
                                                              ------------------
                                                              1998   1997   1996
                                                              ------------------
                                                                (In thousands)
Net periodic postretirement benefit cost:
  Service cost -- benefits attributed to service during the
     period.................................................  $163   $148   $145
  Interest cost on accumulated postretirement benefit
     obligation.............................................   523    472    438
  Net amortization and deferral.............................   (10)     3      5
                                                              ----   ----   ----
  Net periodic postretirement benefit cost..................  $676   $623   $588
                                                              ====   ====   ====

--------------------------------------------------------------------------------

The assumed healthcare cost trend rate was 8% in 1998, decreasing uniformly to 4.75% in the year 2003 and remaining level thereafter. The assumed discount rate used to measure the accumulated postretirement benefit obligation was 6.75% and 7.5% at October 31, 1998 and 1997, respectively.
  If the healthcare cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of October 31, 1998 would be increased by 2.08%. The effect of this change on the sum of the service cost and interest cost would be an increase of 1.61%.

13. INDUSTRY SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, "SFAS 131" for fiscal year ended 1998. SFAS 131 requires that the Company disclose certain information about its operating segments where operating segments are defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance". Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.
  Pursuant to SFAS 131, the Company has three reportable segments: engineered steel bars, aluminum mill sheet products, and engineered products. The Company's previously reported "Aluminum Products Group" has been split into two segments:
"Aluminum Mill Sheet Products" and "Engineered Products". Prior years' presentation has been restated to conform to the new segment reporting. The engineered steel bar segment consists of engineered steel bars manufacturing, steel bar and tube heat treating services and steel bar and tube wear and corrosion resistant finishing services. The aluminum mill sheet segment manufactures mill finished and coated aluminum sheet. The engineered products segment manufactures impact-extruded aluminum and steel parts, aluminum window and patio door screens, window frames and other roll formed products and stamped shapes.
  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Quanex Corporation evaluates performance based on operating income.
  The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.
  The Company's reportable segments are strategic business divisions that offer different products and services. These groups are managed separately because each business requires different expertise and marketing strategies.
  For the year-ended October 31, 1998, 13% of the Company's consolidated net sales were made to one customer. These sales are included in the engineered products segment.

                 Year ended                    Engineered       Aluminum Mill     Engineered    Corporate
              October 31, 1998                Steel Bars(4)   Sheet Products(1)   Products(5)   & Other(2)   Consolidated(5)
----------------------------------------------------------------------------------------------------------------------------
                                                                              (In thousands)
Net Sales:
  To unaffiliated companies.................    $324,312          $243,168         $230,010            --       $797,490
  Intersegment(3)...........................       2,984            23,187         $      2      $(26,173)            --
                                                --------          --------         --------      --------       --------
          Total.............................    $327,296          $266,355         $230,012       (26,173)      $797,490
Operating Income (loss).....................    $ 58,908          $  7,788         $(52,606)     $(11,826)      $  2,264
Depreciation and amortization:
  Operating.................................    $ 13,097          $ 10,670         $ 17,928      $    139       $ 41,834
  Other.....................................          --                --               --           566            566
                                                --------          --------         --------      --------       --------
          Total.............................    $ 13,097          $ 10,670         $ 17,928      $    705       $ 42,400
                                                ========          ========         ========      ========       ========
Capital expenditures(6).....................    $ 31,116          $ 13,109         $ 16,442      $    269       $ 60,936
Identifiable assets.........................    $219,727          $198,596         $220,161      $ 35,804       $674,288

(1) Identifiable assets include Nichols Aluminum Alabama, acquired on October 9, 1998.
(2) Included in "Corporate and Other" are intersegment eliminations, and corporate expenses.
(3) Intersegment sales are conducted on an arm's-length basis.
(4) Includes NitroSteel and Heat Treating divisions previously reported under the Steel Tubes segment. See Note 3.
(5) Operating income includes mostly non-cash non-recurring restructuring charge of $58,500. See Note 4.
(6) Includes capitalized interest.

--------------------------------------------------------------------------------

For the year ended October 31, 1997, 13% of the Company's consolidated net sales were made to one customer. These sales are included in the engineered products segment.

              Year ended                  Engineered     Aluminum Mill    Engineered    Corporate
           October 31, 1997              Steel Bars(4)   Sheet Products   Products(1)   & Other(2)   Consolidated
-----------------------------------------------------------------------------------------------------------------
                                                                      (In thousands)
Net Sales:
  To unaffiliated companies............    $301,436         $237,836       $206,821            --      $746,093
  Intersegment(3)......................      18,032           23,205             10      $(41,247)           --
                                           --------         --------       --------      --------      --------
          Total........................    $319,468         $261,041       $206,831      $(41,247)     $746,093
                                           ========         ========       ========      ========      ========
Operating Income (loss)................    $ 50,762         $  1,753       $ 15,444      $(12,951)     $ 55,008
Depreciation and amortization:
  Operating............................    $ 13,940         $ 10,154       $ 13,055      $    149      $ 37,298
  Other................................          --               --             --           567           567
                                           --------         --------       --------      --------      --------
          Total........................    $ 13,940         $ 10,154       $ 13,055      $    716      $ 37,865
                                           ========         ========       ========      ========      ========
Capital expenditures(5)................    $ 35,220         $  5,751       $ 27,830      $    345      $ 69,146
Identifiable assets....................    $192,937         $163,637       $281,943      $ 47,188      $685,705

(1) Identifiable assets include Advanced Metal Forming C.V., acquired on October 29, 1997.
(2) Included in "Corporate and Other" are intersegment eliminations, corporate expenses and net assets of discontinued operations.
(3) Intersegment sales are conducted on an arm's-length basis.
(4) Includes NitroSteel and Heat Treating divisions previously reported under the Steel Tubes segment. See Note 3.
(5) Includes capitalized interest.

              Year ended                  Engineered     Aluminum Mill    Engineered    Corporate
           October 31, 1996              Steel Bars(4)   Sheet Products   Products(1)   & Other(2)   Consolidated
-----------------------------------------------------------------------------------------------------------------
                                                                      (In thousands)
Net Sales:
  To unaffiliated companies............    $275,202         $219,781       $125,086            --      $620,069
  Intersegment(3)......................      16,965           28,736             10      $(45,711)           --
                                           --------         --------       --------      --------      --------
          Total........................    $292,167         $248,517       $125,096      $(45,711)     $620,069
                                           ========         ========       ========      ========      ========
Operating Income (loss)................    $ 39,090         $  7,721       $ 14,506      $(14,884)     $ 46,433
Depreciation and amortization:
  Operating............................    $ 18,263         $ 10,077       $  7,606      $    137      $ 36,083
  Other................................          --               --             --           571           571
                                           --------         --------       --------      --------      --------
          Total........................    $ 18,263         $ 10,077       $  7,606      $    708      $ 36,654
                                           ========         ========       ========      ========      ========
Capital expenditures(5)................    $ 19,573         $  5,317       $  9,714      $    133      $ 34,737
Identifiable assets....................    $171,351         $182,743       $231,861      $ 52,993      $638,948

(1) Includes three months of operations and identifiable assets of Piper Impact.
(2) Included in "Corporate and Other" are intersegment eliminations, corporate expenses and net assets of discontinued operations.
(3) Intersegment sales are conducted on an arm's-length basis.
(4) Includes NitroSteel and Heat Treating divisions previously reported under the Steel Tubes segment. See Note 3.
(5) Includes capitalized interest.

--------------------------------------------------------------------------------

  GEOGRAPHIC INFORMATION

                                                                   Year Ended October 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------------------------------
NET SALES(1)
United States...............................................  $752,589    $727,246    $603,179
Mexico......................................................    15,121      16,028      13,035
European countries..........................................    28,501       2,625       3,271
Other foreign countries.....................................     1,279         194         584
                                                              --------    --------    --------
          Total.............................................  $797,490    $746,093    $620,069
                                                              ========    ========    ========

(1) Net Sales are attributed to countries based on location of customer.

                                                                   Year Ended October 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------------------------------
NET SALES(2)
United States...............................................  $763,775    $746,093    $620,069
The Netherlands.............................................    33,715          --          --
                                                              --------    --------    --------
          Total.............................................  $797,490    $746,093    $620,069
                                                              ========    ========    ========

(2) Net Sales are attributed to countries based on location of operations.

                                                                   Year Ended October 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------------------------------
OPERATING INCOME (LOSS)(4)
United States...............................................  $   (144)(3) $55,008    $ 46,433
The Netherlands.............................................     2,408          --          --
                                                              --------     -------    --------
          Total.............................................  $  2,264     $55,008    $ 46,433
                                                              ========     =======    ========

(3) Including the restructuring charge of $58.5 million. (See Note 4).

(4) Operating income (loss) is attributed to countries based on location of operations.

                                                              Year Ended October 31,
                                                              ----------------------
                                                                1998         1997
                                                              ----------------------
IDENTIFIABLE ASSETS(5)
United States...............................................  $627,969     $645,300
The Netherlands.............................................    46,319       40,405
                                                              --------     --------
          Total.............................................  $674,288     $685,705
                                                              ========     ========

(5) Identifiable assets are attributed to countries based on location of operations.

14. PREFERRED STOCK PURCHASE RIGHTS

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

--------------------------------------------------------------------------------

Company's common stock for $60. The Rights are redeemable, at the option of the Company, at $.02 per Right at any time until ten days after someone acquires 20% or more of the common stock. The Rights expire in 1999.
  As a result of the Rights distribution, 150,000 of the 1,000,000 shares of authorized Preferred Stock were reserved for issuance as Series A Junior Participating Preferred Stock.

15. RESTRICTED STOCK AND STOCK OPTION PLANS

  KEY EMPLOYEE PLANS:

The Company has restricted stock and stock option plans which provide for the granting of common shares or stock options to key employees. Under the Company's restricted stock plan, common stock may be awarded to key employees. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The award vests during an eight year period based on the price of the Company's stock. Upon issuance of stock under the plan, unearned compensation equal to the market value at the date of grant is charged to stockholders' equity and subsequently amortized to expense over the restricted period. There were no restricted shares granted in 1996, 1997 or 1998. No compensation expense was charged in 1998 related to the restricted stock. The amount charged to compensation expense in 1997 and 1996 was $185,000 and $132,000, respectively relating to restricted stocks granted in 1994.
  Under the Company's option plans, options are granted at prices determined by the Board of Directors which may not be less than the fair market value of the shares at the time the options are granted. Unless otherwise provided by the Board at the time of grant, options become exercisable in 33 1/3% increments maturing cumulatively on each of the first through third anniversaries of the date of grant and must be exercised no later than ten years from the date of grant. There were 493,176, 722,322, and 624,035, shares available for granting of options at October 31, 1998, 1997, and 1996, respectively. Stock option transactions for the three years ended October 31, 1998, were as follows:

                                                                             Shares      Average
                                                                Shares        Under       Price
                                                              Exercisable    Option     Per Share
                                                              -----------------------------------
Balance at October 31, 1995.................................    567,243     1,061,033      $20
                                                                =======
  Granted...................................................                  269,650       28
  Exercised.................................................                  (69,503)      12
  Cancelled.................................................                   (3,534)      22
                                                                            ---------
Balance at October 31, 1996.................................    726,609     1,257,646       22
                                                                =======
  Granted...................................................                  165,700       29
  Exercised.................................................                 (323,218)      18
  Cancelled.................................................                  (13,987)      25
                                                                            ---------
Balance at October 31, 1997.................................    650,053     1,086,141       24
                                                                =======
  Granted...................................................                  264,550       21
  Exercised.................................................                  (95,416)      21
  Cancelled.................................................                  (35,404)      26
                                                                            ---------
Balance at October 31, 1998.................................    770,075     1,219,871      $23
                                                                =======     =========

On October 1, 1992, Carl E. Pfeiffer retired as the Chief Executive Officer of the Company. In connection with such retirement, the Company replaced options to purchase 60,000 shares of Common Stock at a weighted average exercise price of $15.85 held by Mr. Pfeiffer, under the Company's employee stock option plans with new options having the same exercise prices and expiration dates. Such options are substantially similar to the options previously held by him with the exception that vesting is not contingent upon his continued employment with the Company and the options expire on various dates between October 25, 1999, and October 13, 2001, instead of one year after retirement. During the year ended October 31, 1997, options for the entire 60,000 shares were exercised at an average price of $15.85 per share.

--------------------------------------------------------------------------------

  NON-EMPLOYEE DIRECTOR PLANS:

The Company has various non-employee Director plans, which are described below:

1987 Non-Employee Directors Plan:

The Company's 1987 Non-employee Directors stock option plan provides for the granting of stock options to non-employee Directors to purchase up to an aggregate amount of 100,000 shares of common stock. The plan provides that each non-employee Director and each future non-employee Director, as of the first anniversary of the date of his/her election as a Director of the Company, will be granted an option to purchase 10,000 shares of common stock at a price per share of common stock equal to the fair market value of the common stock as of the date of the grant. During 1998, the Board of Directors passed a resolution which reduced the number of options to be granted from 10,000 to 6,000.
  Options become exercisable in 33 1/3% increments maturing cumulatively on each of the first through third anniversaries of the date of the grant and must be exercised no later than 10 years from the date of grant. No options may be granted under the plan after June 22, 1997. There were no shares available for granting of options at October 31, 1998 or 1997. There were 20,000 shares available for granting of options at October 31, 1996. Stock option transactions for the three years ended October 31, 1998, were as follows:

                                                                            Shares     Average
                                                                Shares       Under      Price
                                                              Exercisable   Option    Per Share
                                                              ---------------------------------
Balance at October 31, 1995.................................    16,666       20,000      $17
                                                                ======
  Granted...................................................                 20,000       20
  Exercised.................................................                     --       --
  Cancelled.................................................                     --       --
                                                                            -------
Balance at October 31, 1996.................................    20,000       40,000       18
                                                                ======
  Granted...................................................                     --       --
  Exercised.................................................                (15,000)      18
  Cancelled.................................................                     --       --
                                                                            -------
Balance at October 31, 1997.................................    11,666       25,000       18
                                                                ======
  Granted...................................................                     --       --
  Exercised.................................................                 (5,000)      14
  Cancelled.................................................                     --       --
                                                                            -------
Balance at October 31, 1998.................................    13,332       20,000      $20
                                                                ======      =======

1989 Non-Employee Directors Plan:

The Company's 1989 Non-employee Directors stock option plan provides for the granting of stock options to non-employee Directors to purchase up to an aggregate of 210,000 shares of common stock. Each non-employee Director as of December 6, 1989, was granted an option to purchase 3,000 shares of common stock at a price per share of common stock equal to the fair market value of the common stock as of the date of grant. Also, each non-employee Director who is a director of the Company on any subsequent October 31, while the plan is in effect and shares are available for the granting of options hereunder, shall be granted on such October 31, an option to purchase 3,000 shares of common stock at a price equal to the fair market value of the common stock as of such October
31. During 1998, the Board of Directors passed a resolution which decreased the number of options to be granted annually as prescribed above from 3,000 to 2,000. Options become exercisable at any time commencing six months after the grant and must be exercised no later than 10 years from the date of grant. No option may be granted under the plan after December 5, 1999. There were 12,000, 30,000, and 51,000 shares

--------------------------------------------------------------------------------

available for granting of options at October 31, 1998, 1997 and 1996, respectively. Stock option transactions for the three years ended October 31, 1998, were as follows:

                                                                            Shares     Average
                                                                Shares       Under      Price
                                                              Exercisable   Option    Per Share
                                                              ---------------------------------
Balance at October 31, 1995.................................     87,000     108,000      $20
                                                                =======
  Granted...................................................                 21,000       29
  Exercised.................................................                 (6,000)      19
  Cancelled.................................................                     --       --
                                                                            -------
Balance at October 31, 1996.................................    102,000     123,000       22
                                                                =======
  Granted...................................................                 21,000       28
  Exercised.................................................                (30,000)      18
  Cancelled.................................................                     --       --
                                                                            -------
Balance at October 31, 1997.................................     93,000     114,000       24
                                                                =======
  Granted...................................................                 18,000       17
  Exercised.................................................                 (3,000)      19
  Cancelled.................................................                     --       --
                                                                            -------
Balance at October 31, 1998.................................    111,000     129,000      $23
                                                                =======     =======

1997 Non-Employee Directors plan:

The Company's 1997 Non-Employee Directors stock option plan provides for the granting of stock options to non-employee Directors to purchase up to an aggregate of 400,000 shares of common stock. While this plan is in effect and shares are available for the granting of options hereunder, each non-employee Director who is a director of the Company on October 31 and who has not received options under the 1989 Non-Employee Director plan shall be granted on such October 31, an option to purchase such number of shares of common stock as is determined by the Board of Directors at a price equal to the fair market value of the common stock as of such October 31. Options become exercisable in 33 1/3% increments maturing cumulatively on each of the first through third anniversaries of the date of the grant and must be exercised no later than 10 years from the date of grant. There were 400,000 shares available for granting of options at October 31, 1998. There were no transactions under this plan as of October 31, 1998.

  STOCK BASED COMPENSATION

Effective November 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with SFAS No. 123, the Company will continue to apply the existing rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the required pro forma effect on net income and earnings per share of the fair value based method of accounting for stock based compensation as required by SFAS No. 123.
  The following pro forma summary of the Company's consolidated results of operations have been prepared as if the fair value based method of accounting for stock based compensation as required by SFAS No. 123 had been applied:

                                                                Years Ended October 31,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              ---------------------------
                                                                    (In thousands)
Net income attributable to common stockholders..............  $ 9,169   $69,184   $30,368
SFAS No. 123 adjustment.....................................   (1,495)     (995)   (1,431)
                                                              -------   -------   -------
Pro forma net attributable to common stockholders...........  $ 7,674   $68,189   $28,937
                                                              =======   =======   =======
Earnings per Common share:
  Basic as reported.........................................  $  0.65   $  5.01   $  2.24
  Basic pro forma...........................................  $  0.54   $  4.94   $  2.14
  Diluted as reported.......................................  $  0.65   $  4.38   $  2.08
  Diluted pro forma.........................................  $  0.54   $  4.32   $  1.99

--------------------------------------------------------------------------------

  Fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997.

                                                               1998      1997      1996
                                                              ---------------------------
Risk-free interest rate.....................................     4.49%     5.39%     5.44%
Dividend yield..............................................     3.00%     2.23%     2.23%
Volatility factor...........................................    31.57%    29.83%    29.83%
Weighted average expected life..............................  5 YEARS   5 years   5 years

16. FINANCIAL INSTRUMENTS

The Company uses futures contracts to hedge a portion of its exposure to price fluctuations of aluminum. The exposure is related to the Company's backlog of aluminum sales orders with committed prices as well as future aluminum sales for which a sales price increase would lag a raw material cost increase. Firm price commitments associated with these futures contracts do not extend beyond December, 1999. Hedging gains and losses are included in "Cost of sales" in the income statement concurrently with the hedged sales. Unrealized gains and losses related to open contracts are not reflected in the consolidated statements of income. At October 31, 1998, the Company had open futures contracts at fair values of $3.3 million and unrealized losses of $369 thousand on such contracts. At October 31, 1998, these contracts covered a notional volume of 5,511,557 pounds of aluminum.
  In the fourth quarter of fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement, to fixed rate. Under these agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and received on a LIBOR based variable rate (5.22203% at October 31,
1998). Differentials to be paid or received under the agreements are recognized as interest expense. The agreements mature in 2003. The unrealized losses related to the interest rate swaps are $8.5 million on October 31, 1998 and $4.1 million on October 31, 1997 on the total notional amount of $100 million for fiscal 1998 and fiscal 1997.
  The Company utilizes foreign currency forward contracts to hedge identifiable foreign currency commitments associated with transactions in the regular course of the Company's foreign operations. These forward contracts establish the exchange rates at which the Company will purchase a contracted amount of foreign currency for a specified amount of US dollars. At October 31, 1998, the Company had 11 separate contracts maturing in monthly increments to purchase an aggregate notional amount of $4.675 million in foreign currency. These forward contracts do not extend beyond September 30, 1999. Unrealized pretax gains on these forward contracts totaled approximately $137 thousand at October 31, 1998.
  In December 1997, the Company entered into a zero-cost range forward (foreign currency swap) agreement on a notional value of 30 million Guilders with a major financial institution to hedge its initial equity investment in its Netherlands subsidiary, Piper Impact Europe. This agreement limits the Company's exposure to large fluctuations in the US Dollar/Dutch Guilder exchange rate. Under the terms of the agreement, Quanex has the option to let the agreement expire at no cost if the exchange rate remains within an established range on the expiration date of October 25, 2000. At October 31, 1998, there was no effect on the financial statements from this agreement as the exchange rate remained within this range.
  The fair values of the Company's financial assets approximate the carrying values reported on the consolidated balance sheet. The fair value of long-term debt was $190.6 million and $215.6 million, as of October 31, 1998 and 1997, respectively, as compared to carrying values at October 31, 1998 and 1997 of $200.6 million and $212.9 million, respectively.
  The fair value of long-term debt was based on the quoted market price, recent transactions, or based on rates available to the Company for instruments with similar terms and maturities. The fair value of interest rate swaps was estimated by discounting expected cash flows using quoted market interest rates. The fair value of the aluminum and foreign currency instruments was determined by obtaining the LME price per pound and the foreign currency translation rates as of October 31, 1998 and valuing the outstanding notional volumes under the agreements.

--------------------------------------------------------------------------------

17. CONTINGENCIES

Quanex is subject to loss contingencies arising from federal, state, and local environmental laws. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. Costs of future expenditures for environmental remediation are not discounted to their present value. When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of companies participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company's alleged connections. It is management's opinion that the Company has established appropriate reserves for environmental remediation obligations at various of its plant sites and disposal facilities. Those amounts are not expected to have a material adverse effect on the Company's financial condition. Total remediation reserves, at October 31, 1998, were approximately $23 million. These reserves include, without limitation, the Company's best estimate of liabilities related to costs for further investigations, environmental remediation, and corrective actions related to the acquisition of Piper Impact, the acquisition of Nichols Aluminum Alabama and a facility previously part of the former Tubing Operations. Actual cleanup costs at the Company's current plant sites, former plants, and disposal facilities could be more or less than the amounts accrued for remediation obligations. It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals that would be material to Quanex's financial statements because of uncertainties as to the extent of environmental impact and concurrence of governmental authorities.

Quanex Corporation
SUPPLEMENTARY FINANCIAL DATA

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following sets forth the selected quarterly information for the years ended October 31, 1998 and 1997. The information presented has been restated to reflect LaSalle and the Tubing Operations as discontinued operations. (See Note 3 to the Consolidated Financial Statements)

                                                               First      Second     Third      Fourth
                                                              Quarter    Quarter    Quarter    Quarter
                                                              --------   --------   --------   --------
                                                               (In thousands except per share amounts)
1998:
Net sales...................................................  $180,982   $203,428   $204,854   $208,226
Gross profit................................................    17,219     27,395     30,876     38,046
Income from continuing operations...........................     2,293      7,756     10,285    (24,211)
Income from discontinued operations.........................        --         --         --         --
Gain on sale of discontinued operations.....................    13,606         --         --       (560)
Net income..................................................    15,899      7,756     10,285    (24,771)
Earnings per share:
  Basic:
     Income from continuing operations......................      0.16       0.55       0.73      (1.71)
     Income from discontinued operations....................        --         --         --         --
     Gain on sale of discontinued operations................      0.97         --         --      (0.04)
                                                              --------   --------   --------   --------
     Net earnings (loss)....................................      1.13       0.55       0.73      (1.75)
Diluted.....................................................  $   1.11   $   0.51   $   0.66   $  (1.75)
1997:
Net sales...................................................  $167,955   $185,999   $196,589   $195,550
Gross profit................................................    20,611     26,136     28,678     26,627
Income from continuing operations...........................     3,372      7,339      8,607      8,400
Income from discontinued operations.........................       954      1,751        813      1,658
Gain on sale of discontinued operations.....................        --     36,290         --         --
Net income..................................................     4,326     45,380      9,420     10,058
Earnings per share:
  Basic:
     Income from continuing operations......................      0.25       0.53       0.62       0.60
     Income from discontinued operations....................      0.07       0.13       0.06       0.12
     Gain on sale of discontinued operations................        --       2.65         --         --
                                                              --------   --------   --------   --------
     Net earnings (loss)....................................      0.32       3.31       0.68       0.72
Diluted.....................................................  $   0.31   $   2.78   $   0.62   $   0.65

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                      Balance at   Charged to                        Balance at
                                                      Beginning     Costs &                             End
                    Description                        of Year      Expenses    Write-offs   Other    of Year
----------------------------------------------------  ----------   ----------   ----------   -----   ----------
                                                                           (In thousands)
Allowance for doubtful accounts:
  Year ended October 31, 1998.......................   $10,338      $ 1,088      $  (202)    $528     $11,752
  Year ended October 31, 1997.......................   $ 7,703      $ 2,674      $   (39)    $ --     $10,338
  Year ended October 31, 1996.......................   $ 2,933      $10,449      $(5,679)    $ --     $ 7,703

QUARTERLY FINANCIAL RESULTS
(from continuing operations)

                                                               1998        1997      1996
------------------------------------------------------------------------------------------
NET SALES (millions)
January.....................................................  180.98      167.96    121.85
April.......................................................  203.43      186.00    143.50
July........................................................  204.85      196.58    160.29
October.....................................................  208.23      195.55    194.43
------------------------------------------------------------------------------------------
          Total.............................................  797.49      746.09    620.07

GROSS PROFIT (millions)
January.....................................................   17.22       20.61     14.73
April.......................................................   27.39       26.14     17.95
July........................................................   30.88       28.68     26.41
October.....................................................   38.05       26.62     34.09
------------------------------------------------------------------------------------------
          Total.............................................  113.54      102.05     93.18

INCOME FROM CONTINUING OPERATIONS (millions)
January.....................................................    2.29        3.37      1.52
April.......................................................    7.76        7.34      5.26
July........................................................   10.28        8.61      7.48
October.....................................................  (24.21)       8.40      8.72
------------------------------------------------------------------------------------------
          Total.............................................   (3.88)      27.72     22.98

INCOME FROM CONTINUING OPERATIONS PER BASIC COMMON SHARE
January.....................................................     .16         .25       .11
April.......................................................     .55         .53       .39
July........................................................     .73         .62       .55
October.....................................................   (1.71)        .60       .64
------------------------------------------------------------------------------------------
          Year..............................................    (.27)       2.01      1.70

QUARTERLY COMMON STOCK DIVIDENDS
January.....................................................     .16         .15       .15
April.......................................................     .16         .15       .15
July........................................................     .16         .15       .15
October.....................................................     .16         .16       .15
------------------------------------------------------------------------------------------
          Total.............................................     .64         .61       .60

COMMON STOCK SALES PRICE (High & Low)
January.....................................................      30 7/16     29 1/8     21 1/8
                                                                  27 1/16     24 1/4     18
April.......................................................      33 13/16    27 7/8     22 3/8
                                                                  28 1/2      23 3/8     19 5/8
July........................................................      32 3/16     34 1/8     23 7/8
                                                                  27 1/4      25 1/8     19 3/8
October.....................................................      27 7/8      36 1/2     28 3/4
                                                                  15 5/8      26 1/4     19 5/8

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, information on directors and executive officers of the Registrant is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, information on executive compensation is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3) to Form 10-K, information on security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3) to Form 10-K, information on certain relationships and related transactions is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                    PAGE
                                                                    ----

(a)  1. Financial Statements

     Independent Auditors' Report................................    21
     Consolidated Balance Sheet..................................    22
     Consolidated Statements of Income...........................    23
     Consolidated Statements of Stockholders' Equity.............    24
     Consolidated Statements of Cash Flow........................    25
     Notes to Consolidated Financial Statements..................    26

     2. Financial Statement Schedule

     Schedule II - Valuation and qualifying accounts.............    45

     Schedules not listed or discussed above have been omitted as they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

     3. Exhibits.................................................    48

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           3.1           -- Restated Certificate of Incorporation of the Registrant,
                            as on February 27, 1997, filed as Exhibit 4.1 of the
                            Registrant's Registration Statement on Form S-8,
                            Registration No. 333-22977, and incorporated herein by
                            reference.
           3.2           -- Amended and Restated Bylaws of the Registrant, as amended through December 12, 1996, filed as Exhibit 3.2 to the
                            Registrant's Annual Report on Form 10-K for the fiscal
                            year ended October 31, 1996, and incorporated herein by
                            reference.
           4.1           -- Form of Registrant's Common Stock certificate, filed as
                            Exhibit 4.1 of the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended April 30, 1987, and
                            incorporated herein by reference.
           4.2           -- Amended and Restated Rights agreement between the
                            Registrant and Manufacturers Hanover Trust Company, as
                            Rights Agent, filed as Exhibit 1 to Amendment No. 1 to
                            the Registrant's Form 8-A dated April 28, 1989, and
                            incorporated herein by reference.
           4.3           -- Amended and Restated Certificate of Designation,
                            Preferences and Rights of the Registrant's Series A
                            Junior Participating Preferred Stock, filed as Exhibit 1
                            to Amendment No. 1 to the Registrant's Form 8-A dated
                            April 28, 1989, and incorporated herein by reference.
           4.4           -- Form of Indenture relating to the Registrant's 6.88%
                            Convertible Subordinated Debentures due 2007 between the
                            Registrant and Chemical Bank, as Trustee, filed as
                            Exhibit 19.2 to the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended April 30, 1992, and
                            incorporated herein by reference.
           4.5           -- $250,000,000 Revolving Credit and Term Loan Agreement
                            dated as of July 23, 1996, among the Company, Comerica
                            Bank, as Agent, and Harris Trust and Savings Bank and
                            Wells Fargo Bank (Texas), NA as Co-Agents, filed as
                            Exhibit 4.1 of the Company's Report on Form 8-K, dated
                            August 9, 1996, and incorporated herein by reference.
          10.1           -- Agreement of Lease between the Registrant and 3D Tower
                            Limited, dated March 5, 1985, filed as Exhibit 10.13 of
                            the Registrant's Annual Report on Form 10-K for the
                            fiscal year ended October 31, 1985, and incorporated
                            herein by reference, as amended by the First Amendment to
                            Lease Agreement between the Registrant and VPM 1989-1,
                            Ltd. effective December 8, 1989 and the amendment filed
                            as Exhibit 10.23 of the Registrant's Quarterly Report on
                            Form 10-Q for the quarter ended January 31, 1995.

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
         +10.2           -- Quanex Corporation 1988 Stock Option Plan, as amended,
                            and form of Stock Option Agreement filed as Exhibit 10.4
                            to the Registrant's Annual Report on Form 10-K for the
                            year ended October 31, 1988, together with the amendment
                            filed as Exhibit 10.17 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended January 31,
                            1995, and incorporated herein by reference.
         +10.3           -- Quanex Corporation Deferred Compensation Plan, as amended and restated filed as Exhibit 10.6 of the Registrant's
                            Annual Report on Form 10-K for the year ended October 31,
                            1995, and incorporated herein by reference.
         +10.4           -- Quanex Corporation 1978 Stock Option Plan, as amended,
                            filed as Exhibit 10.6 to the Registrant's Annual Report
                            on Form 10-K for the year ended October 31, 1988,
                            together with the amendment filed as Exhibit 10.16 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended January 31, 1995, and incorporated herein
                            by reference.
         +10.5           -- Quanex Corporation Executive Incentive Compensation Plan,
                            as amended, filed as Exhibit 10.8 to the Registrant's
                            Form 10-K for the year ended October 31, 1993, and
                            incorporated herein by reference.
         +10.6           -- Quanex Corporation Supplemental Benefit Plan, effective
                            February 28, 1980 as restated November 1, 1988 and
                            amended on June 28, 1991, filed as Exhibit 10.9 to the
                            Registrant's Annual Report on Form 10-K for the year
                            ended October 31, 1991, and incorporated herein by
                            reference.
         +10.7           -- Form of Severance Compensation Agreement and Escrow
                            Agreement, adopted on February 28, 1985, between the
                            Registrant and each executive officer of the Registrant,
                            filed as Exhibit 10.14 of the Registrant's Annual Report
                            on Form 10-K for the year ended October 31, 1985, and
                            incorporated herein by reference.
         +10.8           -- Quanex Corporation Stock Option Loan Plan for Key
                            Officers, filed as Exhibit 10.13 of the Registrant's
                            Annual Report on Form 10-K for the year ended October 31,
                            1988, and incorporated herein by reference.
         +10.9           -- Quanex Corporation 1987 Non-Employee Director Stock
                            Option Plan, as amended, and the related form of Stock
                            Option Agreement, filed as Exhibit 10.14 of the
                            Registrant's Annual Report on Form 10-K for the fiscal
                            year ended October 31, 1988, together with the amendment
                            filed as Exhibit 10.14 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended January 31,
                            1995, and incorporated herein by reference.
         +10.10          -- Quanex Corporation 1989 Non-Employee Director Stock
                            Option Plan, as amended, filed as Exhibit 4.4 of the
                            Registrant's Form S-8, Registration No. 33-35128,
                            together with the amendment filed as Exhibit 10.15 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended January 31, 1995, and incorporated herein
                            by reference.
         +10.11          -- Quanex Corporation Employee Stock Option and Restricted
                            Stock Plan, as amended, filed as Exhibit 10.14 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended October 31, 1994, and incorporated herein by
                            reference.
         +10.12          -- Retirement Agreement dated as of September 1, 1992,
                            between the Registrant and Carl E. Pfeiffer, filed as
                            Exhibit 10.20 to the Registrant's Annual Report on Form
                            10-K for the year ended October 31, 1992, and
                            incorporated herein by reference.
         +10.13          -- Stock Option Agreement dated as of October 1, 1992,
                            between the Registrant and Carl E. Pfeiffer, filed as
                            Exhibit 10.21 to the Registrant's Annual Report on Form
                            10-K for the year ended October 31, 1992, and
                            incorporated herein by reference.
         +10.14          -- Deferred Compensation Agreement dated as of July 31,
                            1992, between the Registrant and Carl E. Pfeiffer, filed
                            as Exhibit 10.22 to the Registrant's Annual Report on
                            Form 10-K for the year ended October 31, 1992, and
                            incorporated herein by reference.
         +10.15          -- Quanex Corporation Non-Employee Director Retirement Plan,
                            filed as Exhibit 10.18 of the Registrant's Annual Report
                            on Form 10-K for the year ended October 31, 1994, and
                            incorporated herein by reference.

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
         +10.16          -- Quanex Corporation 1996 Employee Stock Option Plan and
                            Restricted Stock Plan, filed as Exhibit 10.19 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended October 31, 1996, and incorporated herein by
                            reference.
         +10.17          -- Quanex Corporation Deferred Compensation Trust filed as
                            Exhibit 4.8 of the Registrant's Registration Statement on
                            Form S-3, Registration No. 333-36635, and incorporated
                            herein by reference.
         +10.18          -- Quanex Corporation 1997 Non-Employee Director Stock
                            Option Plan, and incorporated herein by reference.
          10.19          -- Asset Purchase Agreement dated July 31, 1996, among the
                            Company, Piper Impact, Inc., a Delaware corporation,
                            Piper Impact, Inc., A Tennessee corporation, B. F.
                            Sammons and M. W. Robbins, filed as Exhibit 2.1 of the
                            Company's Report on Form 8-K, dated August 9, 1996, and
                            incorporated herein by reference.
          10.20          -- Stock Purchase Agreement dated April 18, 1997, by and
                            among Niagara Corporation, Niagara Cold Drawn Corp., and
                            Quanex Corporation filed as Exhibit 2.1 to the Company's
                            Current Report on Form 8-K, dated May 5, 1997, and
                            incorporated herein by reference.
          10.21          -- Purchase Agreement dated December 3, 1997, among Quanex
                            Corporation, Vision Metals Holdings, Inc., and Vision
                            Metals, Inc., filed as Exhibit 2.1 to the Company's
                            Current Report on Form 8-K, dated December 3, 1997, and
                            incorporated herein by reference.
         *10.22          -- Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Trailer Company dated
                            May 1, 1963.
         *10.23          -- Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated May
                            1, 1964.
         *10.24          -- Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated
                            October 1, 1965.
         *10.25          -- Lease Agreement between The Industrial Development Board of the City of Decatur (Alabama) and Fruehauf Corporation
                            dated December 1, 1978.
         *10.26          -- Assignment and Assumption Agreement between Fruehauf
                            Trailer Corporation and Decatur Aluminum Corp.
                            (subsequently renamed Nichols Aluminum-Alabama, Inc.)
                            dated October 9, 1998.
         *10.27          -- Agreement between The Industrial Development Board of the
                            City of Decatur and Decatur Aluminum Corp. (subsequently
                            renamed Nichols Aluminum-Alabama, Inc.) dated September
                            23, 1998.
         *21             -- Subsidiaries of the Registrant.
         *23             -- Consent of Deloitte & Touche LLP.
         *27             -- Financial Data Schedule

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

(b) Reports on Form 8-K

No Reports on Form 8-K were filed by the Company during the quarter ended October 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QUANEX CORPORATION

                                          By:     /s/ VERNON E. OECHSLE
                                            ------------------------------------
                                                     Vernon E. Oechsle
                                                  Director, President and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

January 12, 1999

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

                         SIGNATURE                                          TITLE                       DATE
                         ---------                                          -----                       ----

                 By: /s/ ROBERT C. SNYDER                    Director and Chairman                January 12, 1999
  -------------------------------------------------------
                     Robert C. Snyder

                 By: /s/ VERNON E. OECHSLE                   Director, President and Chief        January 12, 1999
  -------------------------------------------------------      Executive Officer
                     Vernon E. Oechsle

                 By: /s/ CARL E. PFEIFFER                    Director                             January 12, 1999
  -------------------------------------------------------
                     Carl E. Pfeiffer

                 By: /s/ GERALD B. HAECKEL                   Director                             January 12, 1999
  -------------------------------------------------------
                     Gerald B. Haeckel

                  By: /s/ SUSAN F. DAVIS                     Director                             January 12, 1999
  -------------------------------------------------------
                      Susan F. Davis

                 By: /s/ JOHN D. O'CONNELL                   Director                             January 12, 1999
  -------------------------------------------------------
                     John D. O'Connell

               By: /s/ DONALD G. BARGER, JR.                 Director                             January 12, 1999
  -------------------------------------------------------
                   Donald G. Barger, Jr.

                By: /s/ VINCENT R. SCORSONE                  Director                             January 12, 1999
  -------------------------------------------------------
                    Vincent R. Scorsone

               By: /s/ MICHAEL J. SEBASTIAN                  Director                             January 12, 1999
  -------------------------------------------------------
                   Michael J. Sebastian

                 By: /s/ RUSSELL M. FLAUM                    Director                             January 12, 1999
  -------------------------------------------------------
                     Russell M. Flaum

                  By: /s/ JAMES H. DAVIS                     Executive Vice President and Chief   January 12, 1999
  -------------------------------------------------------      Operating Officer (Principal
                      James H. Davis                           Operating Officer)

                   By: /s/ WAYNE M. ROSE                     Vice President-Finance and           January 12, 1999
  -------------------------------------------------------      Corporate Development Chief
                       Wayne M. Rose                           Financial Officer (Principal
                                                               Financial Officer)

                  By: /s/ VIREN M. PARIKH                    Controller (Principal Accounting     January 12, 1999
  -------------------------------------------------------      Officer)
                      Viren M. Parikh

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           3.1           -- Restated Certificate of Incorporation of the Registrant,
                            as on February 27, 1997, filed as Exhibit 4.1 of the
                            Registrant's Registration Statement on Form S-8,
                            Registration No. 333-22977, and incorporated herein by
                            reference.
           3.2           -- Amended and Restated Bylaws of the Registrant, as amended through December 12, 1996, filed as Exhibit 3.2 to the
                            Registrant's Annual Report on Form 10-K for the fiscal
                            year ended October 31, 1996, and incorporated herein by
                            reference.
           4.1           -- Form of Registrant's Common Stock certificate, filed as
                            Exhibit 4.1 of the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended April 30, 1987, and
                            incorporated herein by reference.
           4.2           -- Amended and Restated Rights agreement between the
                            Registrant and Manufacturers Hanover Trust Company, as
                            Rights Agent, filed as Exhibit 1 to Amendment No. 1 to
                            the Registrant's Form 8-A dated April 28, 1989, and
                            incorporated herein by reference.
           4.3           -- Amended and Restated Certificate of Designation,
                            Preferences and Rights of the Registrant's Series A
                            Junior Participating Preferred Stock, filed as Exhibit 1
                            to Amendment No. 1 to the Registrant's Form 8-A dated
                            April 28, 1989, and incorporated herein by reference.
           4.4           -- Form of Indenture relating to the Registrant's 6.88%
                            Convertible Subordinated Debentures due 2007 between the
                            Registrant and Chemical Bank, as Trustee, filed as
                            Exhibit 19.2 to the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended April 30, 1992, and
                            incorporated herein by reference.
           4.5           -- $250,000,000 Revolving Credit and Term Loan Agreement
                            dated as of July 23, 1996, among the Company, Comerica
                            Bank, as Agent, and Harris Trust and Savings Bank and
                            Wells Fargo Bank (Texas), NA as Co-Agents, filed as
                            Exhibit 4.1 of the Company's Report on Form 8-K, dated
                            August 9, 1996, and incorporated herein by reference.
          10.1           -- Agreement of Lease between the Registrant and 3D Tower
                            Limited, dated March 5, 1985, filed as Exhibit 10.13 of
                            the Registrant's Annual Report on Form 10-K for the
                            fiscal year ended October 31, 1985, and incorporated
                            herein by reference, as amended by the First Amendment to
                            Lease Agreement between the Registrant and VPM 1989-1,
                            Ltd. effective December 8, 1989 and the amendment filed
                            as Exhibit 10.23 of the Registrant's Quarterly Report on
                            Form 10-Q for the quarter ended January 31, 1995.
         +10.2           -- Quanex Corporation 1988 Stock Option Plan, as amended,
                            and form of Stock Option Agreement filed as Exhibit 10.4
                            to the Registrant's Annual Report on Form 10-K for the
                            year ended October 31, 1988, together with the amendment
                            filed as Exhibit 10.17 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended January 31,
                            1995, and incorporated herein by reference.
         +10.3           -- Quanex Corporation Deferred Compensation Plan, as amended and restated filed as Exhibit 10.6 of the Registrant's
                            Annual Report on Form 10-K for the year ended October 31,
                            1995, and incorporated herein by reference.
         +10.4           -- Quanex Corporation 1978 Stock Option Plan, as amended,
                            filed as Exhibit 10.6 to the Registrant's Annual Report
                            on Form 10-K for the year ended October 31, 1988,
                            together with the amendment filed as Exhibit 10.16 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended January 31, 1995, and incorporated herein
                            by reference.
         +10.5           -- Quanex Corporation Executive Incentive Compensation Plan,
                            as amended, filed as Exhibit 10.8 to the Registrant's
                            Form 10-K for the year ended October 31, 1993, and
                            incorporated herein by reference.
         +10.6           -- Quanex Corporation Supplemental Benefit Plan, effective
                            February 28, 1980 as restated November 1, 1988 and
                            amended on June 28, 1991, filed as Exhibit 10.9 to the
                            Registrant's Annual Report on Form 10-K for the year
                            ended October 31, 1991, and incorporated herein by
                            reference.

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
         +10.7           -- Form of Severance Compensation Agreement and Escrow
                            Agreement, adopted on February 28, 1985, between the
                            Registrant and each executive officer of the Registrant,
                            filed as Exhibit 10.14 of the Registrant's Annual Report
                            on Form 10-K for the year ended October 31, 1985, and
                            incorporated herein by reference.
         +10.8           -- Quanex Corporation Stock Option Loan Plan for Key
                            Officers, filed as Exhibit 10.13 of the Registrant's
                            Annual Report on Form 10-K for the year ended October 31,
                            1988, and incorporated herein by reference.
         +10.9           -- Quanex Corporation 1987 Non-Employee Director Stock
                            Option Plan, as amended, and the related form of Stock
                            Option Agreement, filed as Exhibit 10.14 of the
                            Registrant's Annual Report on Form 10-K for the fiscal
                            year ended October 31, 1988, together with the amendment
                            filed as Exhibit 10.14 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended January 31,
                            1995, and incorporated herein by reference.
         +10.10          -- Quanex Corporation 1989 Non-Employee Director Stock
                            Option Plan, as amended, filed as Exhibit 4.4 of the
                            Registrant's Form S-8, Registration No. 33-35128,
                            together with the amendment filed as Exhibit 10.15 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended January 31, 1995, and incorporated herein
                            by reference.
         +10.11          -- Quanex Corporation Employee Stock Option and Restricted
                            Stock Plan, as amended, filed as Exhibit 10.14 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended October 31, 1994, and incorporated herein by
                            reference.
         +10.12          -- Retirement Agreement dated as of September 1, 1992,
                            between the Registrant and Carl E. Pfeiffer, filed as
                            Exhibit 10.20 to the Registrant's Annual Report on Form
                            10-K for the year ended October 31, 1992, and
                            incorporated herein by reference.
         +10.13          -- Stock Option Agreement dated as of October 1, 1992,
                            between the Registrant and Carl E. Pfeiffer, filed as
                            Exhibit 10.21 to the Registrant's Annual Report on Form
                            10-K for the year ended October 31, 1992, and
                            incorporated herein by reference.
         +10.14          -- Deferred Compensation Agreement dated as of July 31,
                            1992, between the Registrant and Carl E. Pfeiffer, filed
                            as Exhibit 10.22 to the Registrant's Annual Report on
                            Form 10-K for the year ended October 31, 1992, and
                            incorporated herein by reference.
         +10.15          -- Quanex Corporation Non-Employee Director Retirement Plan,
                            filed as Exhibit 10.18 of the Registrant's Annual Report
                            on Form 10-K for the year ended October 31, 1994, and
                            incorporated herein by reference.
         +10.16          -- Quanex Corporation 1996 Employee Stock Option Plan and
                            Restricted Stock Plan, filed as Exhibit 10.19 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended October 31, 1996, and incorporated herein by
                            reference.
         +10.17          -- Quanex Corporation Deferred Compensation Trust filed as
                            Exhibit 4.8 of the Registrant's Registration Statement on
                            Form S-3, Registration No. 333-36635, and incorporated
                            herein by reference.
         +10.18          -- Quanex Corporation 1997 Non-Employee Director Stock
                            Option Plan, and incorporated herein by reference.
          10.19          -- Asset Purchase Agreement dated July 31, 1996, among the
                            Company, Piper Impact, Inc., a Delaware corporation,
                            Piper Impact, Inc., A Tennessee corporation, B. F.
                            Sammons and M. W. Robbins, filed as Exhibit 2.1 of the
                            Company's Report on Form 8-K, dated August 9, 1996, and
                            incorporated herein by reference.
          10.20          -- Stock Purchase Agreement dated April 18, 1997, by and
                            among Niagara Corporation, Niagara Cold Drawn Corp., and
                            Quanex Corporation filed as Exhibit 2.1 to the Company's
                            Current Report on Form 8-K, dated May 5, 1997, and
                            incorporated herein by reference.

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
          10.21          -- Purchase Agreement dated December 3, 1997, among Quanex
                            Corporation, Vision Metals Holdings, Inc., and Vision
                            Metals, Inc., filed as Exhibit 2.1 to the Company's
                            Current Report on Form 8-K, dated December 3, 1997, and
                            incorporated herein by reference.
         *10.22          -- Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Trailer Company dated
                            May 1, 1963.
         *10.23          -- Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated May
                            1, 1964.
         *10.24          -- Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated
                            October 1, 1965.
         *10.25          -- Lease Agreement between The Industrial Development Board of the City of Decatur (Alabama) and Fruehauf Corporation
                            dated December 1, 1978.
         *10.26          -- Assignment and Assumption Agreement between Fruehauf
                            Trailer Corporation and Decatur Aluminum Corp.
                            (subsequently renamed Nichols Aluminum-Alabama, Inc.)
                            dated October 9, 1998.
         *10.27          -- Agreement between The Industrial Development Board of the
                            City of Decatur and Decatur Aluminum Corp. (subsequently
                            renamed Nichols Aluminum-Alabama, Inc.) dated September
                            23, 1998.
         *21             -- Subsidiaries of the Registrant.
         *23             -- Consent of Deloitte & Touche LLP.
         *27             -- Financial Data Schedule

---------------

+ Management Compensation or Incentive Plan

* Filed herewith