Form 10-Q
period 1999-01-31
QUANEX CORP
filed 1999-03-12
CIK 276889

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                            Outstanding at January 31, 1999
---------------------------------------          -------------------------------
Common Stock, par value $0.50 per share                     14,248,847

                               QUANEX CORPORATION
                                     INDEX


                                                                                                      Page No.
                                                                                                      --------
Part I.   Financial Information:

        Item 1:  Financial Statements

                 Consolidated Balance Sheets - January 31, 1999 and
                    October 31, 1998.................................................................    1

                 Consolidated Statements of Income - Three Months
                    Ended January 31, 1999 and 1998 ..................................................   2

                 Consolidated Statements of Cash Flow - Three months
                    Ended January 31, 1999 and 1998 ..................................................   3

                 Notes to Consolidated Financial Statements........................................... 4 - 6

        Item 2:  Management's Discussion and Analysis of Results of Operations
                 and Financial Condition ............................................................. 7 - 16

        Item 3:  Quantitative and Qualitative Disclosure about Market Risk ...........................   16

Part II.   Other Information

        Item 1:  Legal Proceedings....................................................................   17

        Item 5:  Other Information....................................................................   17

        Item 6:  Exhibits and Reports on Form 8-K.....................................................   17

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               QUANEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                January 31,     October 31,
                                                                    1999           1998
                                                                -----------     ----------
                                                                (Unaudited)     (Audited)

ASSETS

Current assets:
  Cash and equivalents .....................................     $  21,405      $  26,279
  Accounts and notes receivable, net .......................        78,804         85,166
  Inventories ..............................................        80,615         85,397
  Deferred income taxes ....................................        11,119         11,560
  Prepaid expenses .........................................         2,223          1,410
                                                                 ---------      ---------
          Total current assets .............................       194,166        209,812

Property, plant and equipment ..............................       716,449        702,955
Less accumulated depreciation and amortization .............      (318,811)      (307,901)
                                                                 ---------      ---------
Property, plant and equipment, net .........................       397,638        395,054

Goodwill, net ..............................................        51,302         52,281
Other assets ...............................................        17,166         17,141
                                                                 ---------      ---------
                                                                 $ 660,272      $ 674,288
                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................     $  65,373      $  75,160
  Accrued expenses .........................................        47,358         56,125
  Current maturities of long-term debt .....................        13,583         12,248
  Income taxes payable .....................................         3,473          3,300
                                                                 ---------      ---------
          Total current liabilities ........................       129,787        146,833

Long-term debt .............................................       189,425        188,302
Deferred pension credits ...................................         8,181          7,832
Deferred postretirement welfare benefits ...................         7,197          7,092
Deferred income taxes ......................................        32,797         33,412
Other liabilities ..........................................        18,617         18,773
                                                                 ---------      ---------
          Total liabilities ................................       386,004        402,244

Stockholders' equity:
  Preferred stock, no par value ............................            --             --
  Common stock, $.50 par value .............................         7,124          7,090
  Additional paid-in capital ...............................       109,866        108,624
  Retained earnings ........................................       157,867        156,278
  Cumulative foreign currency translation adjustment .......           491          1,132
  Adjustment for minimum pension liability .................        (1,080)        (1,080)
                                                                 ---------      ---------
          Total stockholders' equity .......................       274,268        272,044
                                                                 ---------      ---------
                                                                 $ 660,272      $ 674,288
                                                                 =========      =========

                               QUANEX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                    Three Months Ended
                                                                        January 31,
                                                                 ------------------------
                                                                   1999           1998
                                                                 ---------      ---------
                                                                       (Unaudited)

Net sales ..................................................     $ 183,103      $ 180,982

Cost and expenses:
  Cost of sales ............................................       148,735        154,282
  Selling, general and administrative expense ..............        14,302         11,340
  Depreciation and amortization ............................        11,572         10,567
                                                                 ---------      ---------
Operating income ...........................................         8,494          4,793

Other income (expense):
  Interest expense .........................................        (3,681)        (3,744)
  Capitalized interest .....................................           346          1,477
  Other, net ...............................................           794          1,001
                                                                 ---------      ---------
Income from continuing operations
     before income taxes ...................................         5,953          3,527

Income tax expense .........................................        (2,084)        (1,234)
                                                                 ---------      ---------
Income from continuing operations ..........................         3,869          2,293

Gain on sale of discontinued operations, net
     of income taxes .......................................            --         13,606
                                                                 ---------      ---------
Net income .................................................     $   3,869      $  15,899
                                                                 =========      =========
Earnings per common share:
   Basic:
      Continuing operations ................................     $    0.27      $    0.16
      Gain on sale of discontinued operations ..............            --           0.97
                                                                 ---------      ---------
         Total basic net earnings ..........................     $    0.27      $    1.13
                                                                 =========      =========
   Diluted:
      Continuing operations ................................     $    0.27      $    0.16
      Gain on sale of discontinued operations ..............            --           0.95
                                                                 ---------      ---------
         Total diluted net earnings ........................     $    0.27      $    1.11
                                                                 =========      =========

Weighted average shares outstanding:
   Basic ...................................................        14,224         14,085
                                                                 =========      =========
   Diluted .................................................        14,234         14,284
                                                                 =========      =========
Common stock dividends per share ...........................     $    0.16      $    0.16

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                                         Three Months Ended
                                                                                             January 31,
                                                                                     --------------------------
                                                                                       1999              1998
                                                                                     --------          --------
                                                                                             (Unaudited)
Operating activities:
  Net income ...................................................................     $  3,869          $ 15,899
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Gain on sale of discontinued operations .................................           --           (13,606)
       Depreciation and amortization ...........................................       11,712            10,708
       Deferred income taxes ...................................................         (603)            3,086
       Deferred pension costs ..................................................          349               (17)
       Deferred postretirement welfare benefits ................................          105                28
                                                                                     --------          --------
                                                                                       15,432            16,098
       Changes in assets and liabilities net of effects from
          acquisitions and dispositions:
       Decrease in accounts and notes receivable ...............................        6,153            10,812
       Decrease in inventory ...................................................        4,615             3,615
       Decrease in accounts payable ............................................       (9,636)           (5,579)
       Decrease in accrued expenses ............................................       (8,686)           (8,786)
       Other, net ..............................................................         (231)           (4,358)
                                                                                     --------          --------
            Cash provided by operating activities ..............................        7,647            11,802

Investment activities:
  Proceeds from the sale of discontinued operations ............................           --            31,434
  Capital expenditures, net of retirements .....................................      (14,530)          (13,774)
  Other, net ...................................................................         (239)           (1,297)
                                                                                     --------          --------
            Cash provided (used) by investment activities ......................      (14,769)           16,363
                                                                                     --------          --------
            Cash provided (used) by operating and
               investment activities ...........................................       (7,122)           28,165

Financing activities:
  Bank borrowings (repayments), net ............................................        3,694           (11,244)
  Purchase of subordinated debentures ..........................................         (400)               --
  Common dividends paid ........................................................       (2,280)           (2,256)
  Issuance of common stock, net ................................................        1,276             1,564
  Other, net ...................................................................          (26)               --
                                                                                     --------          --------
            Cash provided (used) in financing activities .......................        2,264           (11,936)
Effect of exchange rate changes on cash and equivalents ........................          (16)               --
                                                                                     --------          --------
Increase (decrease) in cash and equivalents ....................................       (4,874)           16,229
Cash and equivalents at beginning of period ....................................       26,279            26,851
                                                                                     --------          --------
Cash and equivalents at end of period ..........................................     $ 21,405          $ 43,080
                                                                                     ========          ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest .......................................................................     $  4,934          $  5,183
Income taxes ...................................................................     $  2,048          $  1,245

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Accounting Policies

   The interim consolidated financial statements of Quanex Corporation and subsidiaries ("the Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 1998 Annual Report on Form 10-K which is incorporated by reference. Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to 1999 classifications.

2. Inventories

   Inventories consist of the following:                                           January 31,           October 31,
                                                                                      1999                  1998
                                                                                     -------              -------
                                                                                            (In thousands)

     Raw materials ...............................................................   $21,634              $25,167
     Finished goods and work in process...........................................    51,647               52,485
                                                                                     -------              -------
                                                                                      73,281               77,652

     Other........................................................................     7,334                7,745
                                                                                     -------              -------
                                                                                     $80,615              $85,397
                                                                                     =======              =======

      The values of inventories in the consolidated balance sheets are based on the following accounting methods:

  LIFO............................................................................   $60,312              $57,594
  FIFO............................................................................    20,303               27,803
                                                                                     -------              -------
                                                                                     $80,615              $85,397
                                                                                     =======              =======

      With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $12 million at January 31, 1999, and October 31, 1998.

3. Acquisition

   On October 9, 1998, the Company, acquired the stock of Decatur Aluminum Corp., a Decatur, Alabama based coiled aluminum sheet manufacturer for approximately $19 million. Included in the purchase price was debt totaling $5 million and other specified liabilities for $5 million assumed by the Company. The newly acquired company has been renamed Nichols Aluminum-Alabama, Inc. ("Nichols Aluminum Alabama"). Based on preliminary purchase accounting, goodwill associated with Nichols Aluminum Alabama is approximately $10 million as of January 31, 1999. Nichols Aluminum Alabama's operations include cold rolling aluminum sheet to specific gauge, annealing, leveling, custom painting and slitting to width. Nichols Aluminum Alabama employs approximately 110 people.

4. Discontinued Operations

   In December 1997, the Company completed the sale of its tubing operations, comprised of Michigan Seamless Tube, Gulf States Tube, and the Tube Group Administrative Office ("Tubing Operations"). The sale was effective November 1, 1997. The Company recorded an after tax gain on the sale of $12.8 million during the first quarter of fiscal 1998.

      In April 1997, the Company completed the sale of its LaSalle Steel Company ("LaSalle") subsidiary. The Company recorded an after tax gain on the sale of $36.3 million in the second quarter of fiscal 1997 and an additional $833 thousand in the first quarter of 1998 as a result of post-closing adjustments.

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


5. Earnings Per Share

   The following table presents information necessary to calculate basic and diluted earnings per share per FAS 128 for the periods indicated (in thousands except per share amounts):

                                           For the Three Months Ended                For the Three Months Ended
                                                January 31, 1999                          January 31, 1998
                                     ---------------------------------------   ---------------------------------------
                                                                      Per-                                      Per-
                                        Income         Shares        Amount      Income           Shares       Amount
                                     (Numerator)    (Denominator)    Share     (Numerator)    (Denominator)    Share
                                     -----------    -------------    ------    -----------    -------------    ------
BASIC EPS
 Income from Cont. Oper.                $3,869         14,224        $0.27       $ 2,293          14,085       $0.16
 Gain on sale of Discont. Oper.            --                          --         13,606                        0.97
                                        ------                       -----       -------                       -----
    Total basic net earnings            $3,869                       $0.27       $15,899                       $1.13
                                        ======                       =====       =======                       =====

EFFECT OF DILUTIVE SECURITIES
  Effect of common stock Equiv.
   arising from stock options              --              10                        --              199
  Effect of conversion of
   subordinated debentures(1)              --             --                         --              --

DILUTED EPS
 Income from Cont. Oper.                $3,869         14,234        $0.27       $ 2,293          14,284       $0.16
 Gain on sale of Discont. Oper.            --                          --         13,606                        0.95
                                        ------                       -----       -------                       -----
    Total diluted net earnings          $3,869                       $0.27       $15,899                       $1.11
                                        ======                       =====       =======                       =====


   (1) Conversion of the Company's 6.88% convertible subordinated debentures into common stock is anti-dilutive for the periods presented and therefore not included in the calculation of Diluted EPS.


6. Comprehensive Income

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company's year ending October 31, 1999. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. In accordance with this new pronouncement, the Company has calculated total comprehensive income for the three months ended January 31, 1999 and 1998 to be $3,228 and $15,271, respectively. Included in comprehensive income is net income, the change in the cumulative foreign currency translation adjustment balance and the change in the adjustment for minimum pension liability balance.

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

7.      Industry Segment Information

                                                                                                     Corporate
        Three Months Ended                          Engineered     Aluminum Mill     Engineered         and
        January 31, 1999                            Steel Bars     Sheet Products     Products        Other(1)     Consolidated
-------------------------------------------------------------------------------------------------------------------------------
                                                                   (In thousands)
        Net Sales:
         To unaffiliated companies................  $   63,996        $   66,444     $   52,663       $      0      $  183,103
         Intersegment(2)..........................       1,101             4,976              1         (6,078)              0
                                                    ----------        ----------     ----------       --------      ----------
        Total.....................................  $   65,097        $   71,420     $   52,664       $ (6,078)     $  183,103
                                                    ==========        ==========     ==========       ========      ==========
        Operating income (loss)...................  $   11,303        $    2,165     $     (222)      $ (4,752)     $    8,494
                                                    ==========        ==========     ==========       ========      ==========

                                                                                                     Corporate
        Three Months Ended                          Engineered     Aluminum Mill     Engineered         and
        January 31, 1998                            Steel Bars     Sheet Products     Products        Other(1)     Consolidated
-------------------------------------------------------------------------------------------------------------------------------
                                                                   (In thousands)
        Net Sales:
         To unaffiliated companies................  $   79,197        $   52,559     $   49,226       $      0      $  180,982
         Intersegment(2)..........................         894             4,789            --          (5,683)              0
                                                    ----------        ----------     ----------       --------      ----------
        Total.....................................  $   80,091        $   57,348     $   49,226       $ (5,683)     $  180,982
                                                    ==========        ==========     ==========       ========      ==========
        Operating income (loss)...................  $   11,759        $   (2,180)    $     (461)      $ (4,325)     $    4,793
                                                    ==========        ==========     ==========       ========      ==========


(1) Included in "Corporate and Other" are intersegment eliminations and corporate expenses.

(2) Intersegment sales are conducted on an arm's-length basis.

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition


GENERAL

The discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the January 31, 1999 and October 31, 1998 Consolidated Financial Statements of the Company and the accompanying notes.

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

RESULTS OF OPERATIONS

Overview

Summary Information as % of Sales:  (Dollars in millions)

                                                           FISCAL QUARTER ENDED JANUARY 31,
                                                             1999                   1998
                                                      Dollar      % of       Dollar      % of
                                                      Amount      Sales      Amount      Sales
                                                     --------    -------    --------    -------
Net Sales                                             $183.1       100%      $181.0       100%
  Cost of Sales                                        148.7        81        154.3        85
  Selling, general and admin.                           14.3         8         11.3         6
  Depreciation and amortization                         11.6         6         10.6         6
                                                      ------       ---       ------       ---
Operating Income                                         8.5         5%         4.8         3%
Interest Expense                                        (3.7)       (2)        (3.7)       (2)
Capitalized Interest                                      .3         0          1.4         1
Other, net                                                .8         0          1.0         0
Income tax expense                                      (2.0)       (1)        (1.2)       (1)
                                                      ------       ---       ------       ---
Income from continuing
operations
                                                      $  3.9         2%      $  2.3         1%
                                                      ======                 ======

The Company's fiscal 1999 first quarter results benefited from higher volumes at Nichols Aluminum and falling prices for the steel and aluminum scrap processed at the engineered bar mills and aluminum sheet mini-mill. Nichols Aluminium Alabama, Inc., which was acquired in October of 1998, contributed to fiscal 1999's first quarter volume and net sales. Compared with the first quarter of fiscal 1998, the Company achieved significantly higher earnings at nearly the same overall sales level largely as a result of lower material costs. Additionally, there were some benefits realized at the engineered steel bar business which amounted to

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition


approximately $2 million (pre-tax) as a result of a business interruption insurance recovery and an electrode litigation settlement received.

Business Segments

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

   The following table sets forth selected operating data for the Company's three business segments:

                                                            Three Months Ended
                                                                January 31,
                                                      --------------------------------
                                                         1999                  1998
                                                      --------------------------------
                                                              (In thousands)
Engineered Steel Bars:
  Net sales..........................                 $ 65,097               $ 80,091
  Operating income...................                   11,303                 11,759
  Depreciation and amortization......                    4,056                  3,377
  Identifiable assets................                 $222,581               $196,607

Aluminum Mill Sheet Products:(1)
  Net sales..........................                 $ 71,420               $ 57,348
  Operating income...................                    2,165                 (2,180)
  Depreciation and amortization......                    3,130                  2,744
  Identifiable assets................                 $194,408               $159,160

Engineered Products:
  Net sales..........................                 $ 52,664               $ 49,226
  Operating income (loss)............                     (222)                  (461)
  Depreciation and amortization......                    4,354                  4,412
  Identifiable assets................                 $216,036               $274,824


===============================================================================

(1) 1999 results include Nichols Aluminum Alabama's operations acquired October 9, 1998. (See Note 3 to financial statements)

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition


   The engineered steel bar business posted another good quarter. Demand from automotive and truck manufacturers remained strong; however other durable goods markets began to soften. This slowdown, in combination with the scheduled shutdown for maintenance projects, contributed to lower volumes and sales for engineered steel bars for the quarter ended January 31, 1999. Despite lower volume and net sales, operating income levels were strong largely due to falling material costs. Additionally, there were some benefits realized which amounted to approximately $2 million as a result of a business interruption insurance recovery and an electrode settlement received. The Phase IV, $16 million expansion project that will double MACSTEEL's shipping capacity for MACPLUS cold finished steel bars, its premium value-added product, is in start-up production at the Fort Smith plant and on-schedule to be finished at the Jackson plant in August 1999.

   The aluminum mill sheet business posted very strong first quarter results for net sales and operating income reflecting the additional finishing capacity brought by the acquisition of Nichols Aluminum Alabama in October of 1998 as well as falling prices for aluminum scrap. In order to supply the Alabama facility, the casting plant in Davenport is running at its highest levels ever. The casting plant is utilizing its two new rotary furnaces and dross recovery system to melt more economical aluminum scrap and improve the yield of scrap to molten metal. Work continues to optimize the rotary furnaces' melting capabilities and to identify and remove constraints throughout the operations. This includes restoration and improvement projects for the Alabama-based mill.

   The engineered products business posted an operating loss for the first quarter of 1999. Higher labor costs at Piper Impact were the major contributor to this loss. Productivity has been adversely affected as employees at Piper Impact's consolidated operations in New Albany, Mississippi are being trained to finish products that were previously processed at the Company's Utah-based facility. The Utah facility remains open on a limited basis, with shutdown expected by the end of the third quarter. For this time of year, Fabricated Products (AMSCO and Homeshield) realized stronger than normal demand for window, door and other residential products. The division continues to make progress in reducing costs and providing solutions for customers' unique material needs.

Outlook

The Company currently expects that overall business levels for the remainder of fiscal 1999 should be similar to those experienced during 1998, excluding the one-time, mostly non-cash restructuring charge taken in the fourth quarter of fiscal 1998. The higher sales volume in the aluminum mill sheet segment is expected to be offset by the slowing in demand in the engineered steel bar segment. The improved spreads resulting from lower steel and aluminum scrap for the first quarter of 1999, will likely not continue for the remainder of 1999 as selling prices to customers are reduced. The acquisition of Nichols Aluminum Alabama is expected to continue to contribute to earnings for the remainder of fiscal 1999. Domestic and global market factors will impact the Company and any slowdown in the U.S. economy could adversely affect demand and pricing for many of the Company's products.

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

Fiscal Quarter ended January 31, 1999 vs 1998

Net Sales - Consolidated net sales for the three months ended January 31, 1999, were $183.1 million representing an increase of $2.1 million, or 1%, when compared to consolidated net sales for the same period in 1998. This improvement was a result of increased net sales in the aluminum mill sheet and engineered products businesses, partially offset by lower net sales at the Company's engineered steel bar business.

   Net sales from the Company's engineered steel bar business for the three months ended January 31, 1999, were $65.1 million representing a decrease of $15.0 million, or 19%, when compared to the same period last year. This decline was primarily due to sales volume decreases of 18% for the three months ended January 31, 1999, as compared to the same prior year period. The engineered steel bar business sales volume decrease is principally due to the declined demand in some of the durable goods market, inventory adjustments by customers and import pressures on bars and forged components.

   Net sales from the Company's aluminum mill sheet products business for the three months ended January 31, 1999, were $7l.4 million representing an increase of $14.1 million, or 25%, when compared to the same period last year. This increase comes from a 36% increase in volume largely due to the acquisition of Nichols Aluminum Alabama in October of 1998 as well as strong first quarter demand in the building products market.

   Net sales from the Company's engineered products business for the three months ended January 31, 1999, were $52.7 million representing an increase of $3.4 million, or 7%, when compared to the same period last year. This increase is largely due to increased sales at Piper Europe and Fabricated Products.

   Operating income - Consolidated operating income for the three months ended January 31, 1999 was $8.5 million representing an increase of $3.7 million, or 77%, when compared to the same period last year. The increase was largely due to increased operating income at the aluminum mill sheet products business.

   Operating income from the Company's engineered steel bar business for the three months ended January 31, 1999, was $11.3 million representing a decrease of $.5 million, or 4%, when compared to the same period last year due to decreased volume and net sales. Despite the fact that volume and net sales both declined approximately 20%, operating income only declined 4%. This was due largely to the improved spread that was realized as steel scrap material costs declined. Additionally, there were some benefits realized which amounted to approximately $2 million as a result of a business interruption insurance recovery and an electrode litigation settlement received.

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)


   Operating income from the Company's aluminum mill sheet products business for the three months ended January 31, 1999, was $2.2 million compared to an operating loss of $2.2 million for the same period last year. The increase was largely due to increased volume and net sales, as well as falling aluminum scrap material costs which contributed to improved spreads.

   Operating loss from the Company's engineered products business for the three months ended January 31, 1999, was $222 thousand compared to an operating loss of $461 thousand for the same period last year. The slight improvement was largely due to increased sales and earnings at fabricated products (AMSCO and Homeshield) as a result of the strong first quarter building market.

   Selling, general and administrative expenses increased by $3.0 million, or 26%, for the three months ended January 31, 1999, as compared to the same period of last year. This increase is a result of the acquisition of Nichols Aluminum Alabama, implementation of Year 2000 readiness issues, relocation expenses and consulting expenses for system implementations.

   Depreciation and amortization increased by $1.0 million, or 10%, for the three months ended January 31, 1999, as compared to the same period of last year. The increase is principally due to increased depreciation at the engineered steel bar and aluminum mill sheet products businesses for recently completed projects as well as the inclusion of Nichols Aluminum Alabama which was acquired in October 1998.

   Interest expense decreased by $63 thousand for the three months ended January 31, 1999, as compared to the same period of 1998 as a result of lower average bank borrowing levels for the period as well as lower interest rates.

   Capitalized interest decreased by $1.1 million for the three months ended January 31, 1999, as compared to the same period of 1998 primarily due to the completion of significant capital projects at MACSTEEL and completion of the steel plant at Piper Impact.

   "Other, net" decreased $207 thousand for the three months ended January 31, 1999, as compared to the same period of 1998 primarily as a result of decreased investment income on lower cash balances.

   Income from continuing operations increased $1.6 million for the three months ended January 31, 1999, or 69%, as compared to the same period of 1998. The increase was principally due to increased operating earnings from the Company's aluminum mill sheet products business.

   Net income was $3.9 million for the three months ended January 31, 1999, compared to $15.9 million for the same period of 1998. Included in net income for the first quarter of fiscal 1998 was $13.6 million of gain on the sale of discontinued operations, net of taxes.

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). At January 31, 1999, the Company had $80 million borrowed against the Bank Agreement. There have been no significant changes to the Company's debt structure or level of borrowings under the various debt facilities during the period ended January 31, 1999.

   At January 31, 1999, the Company had commitments of approximately $25 million for the purchase or construction of capital assets, primarily relating to the Company's continued expansions at MACSTEEL and Piper Impact. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.

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

Operating Activities

Cash provided by operating activities during the three months ended January 31, 1999 was $7.6 million. This represents a decrease of $4.2 million, or 35%, compared to the three months ended January 31, 1998. This decrease is a result of several factors such as:

   1) the timing of raw material purchases resulting in larger payments made for the quarter ended January 31, 1999 compared to 1998,

   2) the timing of accounts receivable collections from a major customer which provided larger receipts in the period ended January 31, 1998 compared to 1999 and

   3) higher working capital requirements in the period ended January 31, 1999 compared to 1998 due to the acquisition of Nichols Auminum Alabama.

Investment Activities

Net cash used by investment activities during the three months ended January 31, 1999 was $14.8 million compared to $16.4 million provided by investment activities for the same period of 1998. Fiscal 1998 cash from investing activities included proceeds from the sale of the Tubing Operations of $31.4 million. Capital expenditures and other investment activities remained similar for the two periods. The Company estimates that fiscal 1999 capital expenditures will approximate $60 to $70 million.

Financing Activities

Net cash provided by financing activities for the three months of January 31, 1999 was $2.3 million, compared to cash used by financing activities of $11.9 million for the same prior year period. The Company borrowed $3.7 million during the first quarter of fiscal 1999 compared with the repayment of $11.2 million during the same period last year.

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

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company's year ending October 31, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will analyze SFAS No. 133 to determine what, if any, impact or additional disclosure requirements this pronouncement will have.

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

State of Readiness

The Company began addressing the Year 2000 issue in 1997, with an initial assessment of Year 2000 readiness efforts at each of its operating units. Based on responses from the operating units, a standardized Year 2000 Plan format was developed. By July 1998, each operating unit had developed a Year 2000 Plan that included the following components:

1. Inventory of all systems - identifying them as critical and non-critical

2. Assessment of all systems for Year 2000 compliance

3. Development of a project schedule for remediation or replacement of non-compliant systems

4. Development of a project schedule for testing the compliant systems

5. Development of a list of significant vendors/suppliers for surveying their Year 2000 readiness efforts

   The Year 2000 issue is being addressed within the Company by its individual business units, and progress is reported periodically to management. The Company has committed necessary resources to conduct risk assessment and to take corrective actions, where required, with a target date of becoming Year 2000 ready for the most critical systems by July 1999.

Business and Information Systems (IT Systems)

Engineered Steel Bars Segment:

Engineered Steel Bars Segment has completed the inventory, assessment, and remediation/replacement phases. The testing of systems is in progress. Approximately 90 percent of the testing is finished, with a projected completion date of July 1999.

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

Aluminum Mill Sheet Products Segment:

   Aluminum Mill Sheet Products segment is in the process of upgrading its main business system. Approximately 50 percent of the tasks are finished, with a projected completion date of July 1999. The inventory and assessment phases have been completed for all other business systems. Remediation/replacement and testing are scheduled to be complete by June 1999, except for the Human Resource Management and Payroll system which is projected to be complete by October 1999.

Engineered Products Segment:

   Engineered Products Segment has finished the inventory and assessment phases for all business systems. Fabricated Products Division has remediated or replaced 90 percent of its critical business systems. Upgrading the balance of the systems, and testing of all IT Systems is scheduled to be complete by July 1999. Piper Impact is approximately 50 percent finished in the process of implementing an ERP system. Completion of this implementation, including testing, is projected to occur by July 1999. Remediation/replacement and testing of remaining business systems at Piper are at different stages of completion, ranging from 25 to 50 percent. The timeframe for completion is anticipated to be June to October of 1999.

Non-IT Systems

For Non-IT systems, the inventory phase is complete at all business segments. The Company is relying on a combination of vendor certification and internal testing for assessment phase. At Engineered Steel Bars Segment, assessment, replacement, and testing phases have been completed on approximately 80 percent of the critical systems. Assessment and testing, with corrective action as required, at the other two business segments is ranging between 10 and 20 percent accomplished, with anticipated completion by the fourth quarter of 1999.

Third Party Relationships

The Company's business units are in the process of surveying the Year 2000 readiness efforts of critical external parties, including suppliers and customers. Approximately 600 major suppliers have been contacted. Over 60 percent have responded, with varying levels of readiness being reported. Follow-up surveys and risk assessments are expected to be complete by April 1999. Monitoring risk in this area will continue into the third quarter of 1999, as many suppliers will not have completed their Year 2000 readiness efforts until such time.

   All business segments have recently initiated a survey of major customers' Year 2000 readiness efforts. Approximately 270 major customers have been contacted. Less than 20 percent have responded. Monitoring and risk assessment will continue into the fourth quarter of 1999.

Contingency Planning

The Company is developing contingency plans intended to mitigate possible disruption in business operations that may result from the Year 2000 issue. Contingency plans may include stockpiling necessary materials and inventories, securing alternate sources of supply, adjusting facility shutdown and start-up schedules, development of manual procedures to execute transactions and complete processes and other appropriate measures. Once developed, contingency plans will be continually refined, as additional information becomes available.

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)

Independent Verification and Validation

Quanex commissioned a Third Party Review of its Y2K program. Detailed interviews were conducted at Quanex's Group and Corporate offices, and at most plant locations. The results of this study highlighted the progress being made, and pointed out areas where additional resources were needed. As a result of the review, Quanex has augmented the staff resources working on the Y2K program with several experienced Y2K project managers and technicians in order to address the requirements identified. The Company has also retained BrightStar Information Technology Group, Inc. to provide Y2K Program coordination support for the Corporate Office, and to assist in the audit of readiness efforts at the business segments.

Cost

Year 2000 activities and associated costs are being managed within each business unit. The historical costs of remediation and other activities directly connected with Year 2000 issues have been less than $ 500,000. The timing of these expenses may vary and is not necessarily indicative of readiness efforts or progress to date. Not included in these historical costs are expenditures associated with normal upgrades and acquisition or implementation of new business systems planned for other business reasons and not accelerated due to Year 2000 issues. As of now, the Company's best estimate of total costs, directly related to Year 2000 issues, is between $2 and $3 million.

Risks

Quanex is a diversified and decentralized company comprised of three business segments. Each of these segments has multiple operating units, resulting in thirteen separate Year 2000 Plans. Quanex does not have standardized systems throughout the Company. This diversification has allowed the Company to spread the risk of the Year 2000 issue, since no one system is responsible for the entire financial and operational needs of the Company.

   While the diversification reduces the risk of a material Year 2000 issue affecting the entire Company, this same diversification increases the possibility that the Year 2000 issue will cause a problem at one or more units since many more systems exist than in a centralized environment. Management is addressing this issue by requiring regular periodic reporting from each business unit and monitoring the progress with follow-up review by independent consultants. However, if implementation of the Enterprise Resource Planning ("ERP") systems at two major business units is not completed in a timely manner, the affected units will implement contingency plans to minimize disruptions in business operations that may result from the Year 2000 issue.

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

   The Company is also dependent upon its customers for sales and cash flow. Year 2000 interruptions in the operations of its major customers could result in reduced sales, increased inventory or receivable levels and cash flow reductions. The Company is in the process of surveying its major customers' Year 2000 readiness efforts to assess risk and develop plans to minimize the impact on its operations.

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition (Continued)


   The Company believes that it is taking all reasonable steps to ensure Year 2000 readiness. Its ability to meet the projected goals, including the costs of addressing the Year 2000 issue and the dates upon which compliance will be attained, depends on the availability and cost of personnel trained in this area, the timing and success of Year 2000 remediation and testing efforts, the Year 2000 readiness of its key suppliers and customers and the successful development and implementation of contingency plans. Although these and other unanticipated Year 2000 issues could have an adverse effect on the results of operations or financial condition of the Company, it is not possible to anticipate the extent of impact or the worst case scenario at this time, since the contingency plans are still under development.


ALL STATEMENTS REGARDING YEAR 2000 MATTERS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K ARE "YEAR 2000 READINESS DISCLOSURES" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

EUROPEAN MONETARY UNION

Within Europe, the European Economic and Monetary Union (the "EMU") introduced a new currency, the Euro, on January 1, 1999. The new currency was introduced in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services among the participating countries.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant quantitative or qualitative changes during the first fiscal quarter of 1999 in the Company's market risk sensitive instruments.

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings.

There are no material legal proceedings to which Quanex, its subsidiaries, or their property is subject.


Item 5 - Other Information.

In January 1999, the production and maintenance employees at the Arkansas plant of MACSTEEL voted to have the United Steel Workers as their bargaining representative.

A five-year contract was ratified by the United Steel Workers representing 190 employees at the MACSTEEL's Michigan plant as of February 28, 1999.


Item 6 - Exhibits and Reports on Form 8-K.

     Exhibit 27 -   Financial Data Schedule - January 31, 1999.


No reports on Form 8-K were filed by the Company during the quarter for which this report is being filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       QUANEX CORPORATION


                                       /s/ VIREN M. PARIKH
                                       -----------------------------------------
                                       Viren M. Parikh
                                       Controller (Chief Accounting Officer)


Date: March 12, 1999

                               INDEX TO EXHIBITS

      EXHIBIT                     DESCRIPTION
      -------                     -----------

     Exhibit 27 -   Financial Data Schedule - January 31, 1999.