Form 10-Q
period 1999-04-30
QUANEX CORP
filed 1999-06-10
CIK 276889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________.

                          Commission File Number 1-5725


                               QUANEX CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)





              DELAWARE                                 38-1872178
     -------------------------------             ----------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

          1900 West Loop South, Suite 1500, Houston, Texas  77027
          -------------------------------------------------------
           (Address of principal executive offices and zip code)



       Registrant's telephone number, including area code: (713) 961-4600




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                        Outstanding at April 30, 1999
---------------------------------------      -----------------------------
Common Stock, par value $0.50 per share                 14,249,201

                               QUANEX CORPORATION
                                      INDEX

                                                                                Page No.
                                                                                --------

Part I.   Financial Information:

        Item 1:  Financial Statements

                     Consolidated Balance Sheets - April 30, 1999 and
                        October 31, 1998 .......................................    1

                     Consolidated Statements of Income - Three and Six Months
                        Ended April 30, 1999 and 1998 ..........................    2

                     Consolidated Statements of Cash Flow - Six months
                        Ended April 30, 1999 and 1998 ..........................    3

                     Notes to Consolidated Financial Statements ................  4 - 7

        Item 2:  Management's Discussion and Analysis of Results of
                     Operations and Financial Condition ........................  8 - 17

        Item 3:  Quantitative and Qualitative Disclosure about Market
                     Risk ......................................................    17

Part II   Other Information

        Item 1:  Legal Proceedings .............................................    18

        Item 4:  Submission of Matters to a Vote of Security Holders ...........    18

        Item 5:  Other Information .............................................    18

        Item 6:  Exhibits and Reports on Form 8-K ..............................    19

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               QUANEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                April 30,      October 31,
                                                                  1999            1998
                                                               -----------     -----------
                                                               (Unaudited)      (Audited)

ASSETS

Current assets:
  Cash and equivalents.....................................    $    33,223     $    26,279
  Accounts and notes receivable, net.......................         79,586          85,166
  Inventories..............................................         78,669          85,397
  Deferred income taxes....................................         11,119          11,560
  Prepaid expenses ........................................          2,989           1,410
                                                               -----------     -----------
          Total current assets.............................        205,586         209,812


Property, plant and equipment..............................        730,379         702,955
Less accumulated depreciation and amortization.............       (329,401)       (307,901)
                                                               -----------     -----------
Property, plant and equipment, net.........................        400,978         395,054


Goodwill, net..............................................         49,961          52,281
Other assets...............................................         17,229          17,141
                                                               -----------     -----------


                                                               $   673,754     $   674,288
                                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................    $    68,082     $    75,160
  Accrued expenses ........................................         56,003          56,125
  Current maturities of long-term debt.....................          7,994          12,248
  Income taxes payable ....................................          3,827           3,300
                                                               -----------     -----------
          Total current liabilities........................        135,906         146,833


Long-term debt ............................................        191,611         188,302
Deferred pension credits ..................................          7,595           7,832
Deferred postretirement welfare benefits...................          7,250           7,092
Deferred income taxes .....................................         32,785          33,412
Other liabilities .........................................         17,529          18,773
                                                               -----------     -----------
          Total liabilities ...............................        392,676         402,244


Stockholders' equity:
  Preferred stock, no par value............................             --              --
  Common stock, $.50 par value.............................          7,125           7,090
  Additional paid-in capital...............................        109,872         108,624
  Retained earnings........................................        165,776         156,278
  Cumulative foreign currency translation adjustment.......           (615)          1,132
  Adjustment for minimum pension liability.................         (1,080)         (1,080)
                                                               -----------     -----------
          Total stockholders' equity.......................        281,078         272,044
                                                               -----------     -----------

                                                               $   673,754     $   674,288
                                                               ===========     ===========


                               QUANEX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)



                                                                    Three Months Ended          Six Months Ended
                                                                         April 30,                 April 30,
                                                               ------------------------      ------------------------
                                                                  1999           1998           1999           1998
                                                               ---------      ---------      ---------      ---------
                                                                      (Unaudited)                   (Unaudited)


Net sales ................................................     $ 202,879      $ 203,428      $ 385,982      $ 384,410
Cost and expenses:
  Cost of sales ..........................................       160,147        166,421        308,882        320,703
  Selling, general and administrative expense ............        13,187         11,995         27,489         23,335
  Depreciation and amortization ..........................        11,405         10,911         22,977         21,478
                                                               ---------      ---------      ---------      ---------
Operating income .........................................        18,140         14,101         26,634         18,894
Other income (expense):
  Interest expense .......................................        (3,605)        (3,661)        (7,286)        (7,405)
  Capitalized interest ...................................           475          1,219            821          2,696
  Other, net .............................................            31            351            825          1,352
Income from continuing operations                              ---------      ---------      ---------      ---------
     before income taxes .................................        15,041         12,010         20,994         15,537
Income tax expense .......................................        (5,264)        (4,254)        (7,348)        (5,488)
                                                               ---------      ---------      ---------      ---------
Income from continuing operations ........................         9,777          7,756         13,646         10,049
Gain on sale of discontinued operations, net
     of income taxes .....................................            --             --             --         13,606
                                                               ---------      ---------      ---------      ---------
Income before extraordinary charge .......................         9,777          7,756         13,646         23,655
Extraordinary gain - early
     extinguishment of debt ..............................           415             --            415             --
                                                               ---------      ---------      ---------      ---------
Net income ...............................................     $  10,192      $   7,756      $  14,061      $  23,655
                                                               =========      =========      =========      =========

Earnings per common share:
   Basic:
      Continuing operations ..............................     $    0.69      $    0.55      $    0.96      $    0.71
      Gain on sale of discontinued operations ............            --             --             --           0.97
      Extraordinary item .................................          0.03             --           0.03             --
                                                               ---------      ---------      ---------      ---------
         Total basic net earnings ........................     $    0.72      $    0.55      $    0.99      $    1.68
                                                               =========      =========      =========      =========

   Diluted:
      Continuing operations ..............................     $    0.64      $    0.51      $    0.93      $    0.70
      Gain on sale of discontinued operations ............            --             --             --           0.95
      Extraordinary item .................................          0.02             --           0.02             --
                                                               ---------      ---------      ---------      ---------
         Total diluted net earnings ......................     $    0.66      $    0.51      $    0.95      $    1.65
                                                               =========      =========      =========      =========

Weighted average shares outstanding:
   Basic .................................................        14,249         14,154         14,236         14,119
                                                               =========      =========      =========      =========
   Diluted ...............................................        16,818         17,110         16,846         14,331
                                                               =========      =========      =========      =========

Common stock dividends per share .........................     $    0.16      $    0.16      $    0.32      $    0.32


                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                                  Six Months Ended
                                                                                     April 30,
                                                                                ---------------------
                                                                                   1999       1998
                                                                                ---------   ---------
                                                                                     (Unaudited)

Operating activities:
  Net income ................................................................   $  14,061   $  23,655
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Gain on sale of discontinued operations ..............................          --     (13,606)
       Extraordinary gain on early extinguishment of debt ...................        (638)         --
       Depreciation and amortization ........................................      23,254      21,761
       Deferred income taxes ................................................        (589)      3,173
       Deferred pension costs ...............................................        (237)         (2)
       Deferred postretirement welfare benefits .............................         158          86

       Changes in assets and liabilities net of effects from acquisitions and dispositions:
       Increase/(decrease) in accounts and notes receivable .................       4,969      (2,312)
       Decrease in inventory ................................................       6,294          96
       Increase/(decrease) in accounts payable ..............................      (6,729)      5,048
       Increase in accrued expenses .........................................         168         745
       Other, net ...........................................................      (1,638)     (9,143)
                                                                                ---------   ---------
            Cash provided by operating activities ...........................      39,073      29,501

Investment activities:
  Proceeds from the sale of discontinued operations .........................          --      31,434
  Capital expenditures, net of retirements ..................................     (30,338)    (27,134)
  Other, net ................................................................        (753)     (1,868)
                                                                                ---------   ---------
            Cash provided (used) by investment activities ...................     (31,091)      2,432
                                                                                ---------   ---------
            Cash provided by operating and
               investment activities ........................................       7,982      31,933

Financing activities:
  Bank borrowings (repayments), net .........................................      11,108     (10,144)
  Purchase of subordinated debentures .......................................      (8,799)         --
  Common dividends paid .....................................................      (4,560)     (4,522)
  Issuance of common stock, net .............................................       1,283       2,973
  Other, net ................................................................         (29)         --
                                                                                ---------   ---------
            Cash used in financing activities ...............................        (997)    (11,693)
Effect of exchange rate changes on cash and equivalents .....................         (41)         19
                                                                                ---------   ---------
Increase in cash and equivalents ............................................       6,944      20,259
Cash and equivalents at beginning of period .................................      26,279      26,851
                                                                                ---------   ---------
Cash and equivalents at end of period .......................................   $  33,223   $  47,110
                                                                                =========   =========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest ....................................................................   $   6,963   $   7,173
Income taxes ................................................................   $   7,174   $  10,032


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

2. Inventories

  Inventories consist of the following:                      April 30,   October 31,
                                                               1999         1998
                                                             ---------   -----------
                                                                 (In thousands)


     Raw materials ........................................  $  20,578     $  25,167
     Finished goods and work in process ...................     51,010        52,485
                                                             ---------     ---------
                                                                71,588        77,652

     Other ................................................      7,081         7,745
                                                             ---------     ---------

                                                             $  78,669     $  85,397
                                                             =========     =========

   The values of inventories in the consolidated balance sheets are based on the following accounting methods:

  LIFO ...................................................   $  59,435     $  57,594
  FIFO ...................................................      19,234        27,803
                                                             ---------     ---------
                                                             $  78,669     $  85,397
                                                             =========     =========



   With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $10 million and $12 million at April 30, 1999, and October 31, 1998, respectively.

3. Acquisition


On October 9, 1998, the Company acquired the stock of Decatur Aluminum Corp., a Decatur, Alabama based coiled aluminum sheet manufacturer, for approximately $19 million. Included in the purchase price was debt totaling $5 million and other specified liabilities totaling $5 million assumed by the Company. The newly acquired company has been renamed Nichols Aluminum-Alabama, Inc. ("Nichols Aluminum Alabama"). Based on preliminary purchase accounting, goodwill associated with Nichols Aluminum Alabama is approximately $10 million as of April 30, 1999. Nichols Aluminum Alabama's operations include cold rolling aluminum sheet to specific gauge, annealing, leveling, custom painting and slitting to width.

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


5.Earnings Per Share

The following table presents information necessary to calculate basic and diluted earnings per share per FAS 128 for the periods indicated (in thousands except per share amounts):


                                        For the Three Months Ended                   For the Three Months Ended
                                               April 30, 1999                              April 30, 1998
                                 --------------------------------------------------------------------------------------

                                                                   Per-                                           Per-
                                    Income         Shares         Share            Income         Shares         Share
                                 (Numerator)    (Denominator)     Amount         (Numerator)  (Denominator)      Amount
BASIC EPS                        -----------    -------------    -------         -----------  -------------     -------
 Income from Cont. Oper.         $     9,777           14,249    $  0.69         $     7,756         14,154     $  0.55
 Extra. Gain - early debt ext.           415                         .03                  --                         --
                                 -----------                     -------         -----------                    -------
    Total basic net earnings         $10,192                     $  0.72         $     7,756                    $  0.55
                                 ===========                     =======         ===========                    =======

EFFECT OF DILUTIVE SECURITIES
  Effect of common stock Equiv.
   arising from stock options            --                 5                             --            260
  Effect of conversion of
   subordinated debentures              950             2,564                            999          2,696

DILUTED EPS
 Income from Cont. Oper          $   10,727            16,818    $  0.64         $     8,755         17,110     $  0.51
 Extra. Gain - early debt ext.          415                          .02                  --                         --
                                 ----------                      -------         -----------                    -------
    Total diluted net earnings   $   11,142                      $  0.66         $     8,755                    $  0.51
                                 ==========                      =======         ===========                    =======


                                        For the Six Months Ended                      For the Six Months Ended
                                               April 30, 1999                               April 30, 1998
                                 --------------------------------------------------------------------------------------
                                                                   Per-                                           Per-
                                    Income         Shares         Share            Income         Shares         Share
                                 (Numerator)    (Denominator)     Amount         (Numerator)  (Denominator)      Amount
BASIC EPS                        -----------    -------------    -------         -----------  -------------     -------
 Income from Cont. Oper          $    13,646           14,236    $  0.96         $    10,049         14,119     $  0.71
 Gain on Sale of Discont. Oper.           --                          --              13,606                       0.97
 Extra. Gain - early debt ext.           415                         .03                  --                         --
                                 -----------                     -------         -----------                    -------
    Total basic net earnings         $14,061                     $  0.99         $    23,655                    $  1.68
                                 ===========                     =======         ===========                    =======

EFFECT OF DILUTIVE SECURITIES
  Effect of common stock Equiv.
   arising from stock options            --                 8                             --            212
  Effect of conversion of
   subordinated debentures(1)         1,928             2,602                             --             --

DILUTED EPS
 Income from Cont. Oper.         $   15,574            16,846    $  0.93         $    10,049         14,331     $  0.70
 Gain on Sale of Discont. Oper.          --                           --              13,606                       0.95
 Extra. Gain - early debt ext.          415                          .02                  --                         --
                                 ----------                      -------         -----------                    -------
    Total diluted net earnings   $   15,989                      $  0.95         $    23,655                    $  1.65
                                 ==========                      =======         ===========                    =======


(1) Conversion of the Company's 6.88% convertible subordinated debentures into common stock was not considered in the computation of diluted EPS for the six months ended April 30, 1998 because it was anti-dilutive.

6. Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company's year ending October 31, 1999. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. In accordance with this new pronouncement, the Company has calculated total comprehensive income for the three and six months ended April 30, 1999 to be $9,086 and $12,314, respectively. Comprehensive income for the three and six months ended April 30, 1998 is $7,815 and $23,086, respectively. Included in comprehensive income is net income, the change in the cumulative foreign currency translation adjustment balance and the change in the adjustment for minimum pension liability balance.

7. Extraordinary Item

During the first six months of fiscal 1999, the Company accepted unsolicited block offers to buy back $9.7 million principal amount of the 6.88% Convertible Subordinated Debentures for $8.8 million in cash. An after tax extraordinary gain of $415 thousand was recorded on this transaction. The principal amount of bonds outstanding as of April 30, 1999 was $73,720,000.

8. Second Amended and Restated Rights Agreement

The Company approved an amended shareholder rights plan during the second quarter of fiscal 1999. Named the Second Amended and Restated Rights Agreement, the updated plan went into effect April 15, 1999 and replaced the Amended and Restated Rights Agreement which was established 10 years earlier. The Amended and Restated Rights Agreement and the Preferred Share Purchase Rights granted pursuant thereto were scheduled to expire on April 26, 1999. With the Second Amended and Restated Rights Agreement, Quanex's shareholder rights plan has been extended 10 years to April 15, 2009. Additionally, the purchase price was increased from $60.00 to $90.00.

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
9.  Industry Segment Information





                                                                               Corporate
 Three Months Ended                     Engineered  Aluminum Mill  Engineered     and
 April 30, 1999                         Steel Bars  Sheet Products  Products     Other(1)   Consolidated
--------------------------------------------------------------------------------------------------------
                                                     (In thousands)
Net Sales:
  To unaffiliated companies .......       $  72,951   $ 72,005    $ 57,923     $      0       $  202,879
  Intersegment(2)..................           1,908      4,862           0       (6,770)              --
                                          ---------   --------    --------     --------       ----------
Total .............................       $  74,859   $ 76,867    $ 57,923     $ (6,770)      $  202,879
                                          =========   ========    ========     ========       ==========

Operating income (loss) ...........       $  14,314   $  3,034    $  3,059     $ (2,267)      $   18,140
                                          =========   ========    ========     ========       ==========

                                                                               Corporate
Three Months Ended                     Engineered  Aluminum Mill  Engineered     and
April 30, 1998                         Steel Bars  Sheet Products  Products     Other(1)   Consolidated
-------------------------------------------------------------------------------------------------------
                                                     (In thousands)
Net Sales:
  To unaffiliated companies ........      $  88,231   $ 60,567   $ 54,630      $      0       $  203,428
  Intersegment(2)... ...............            722      4,887         --        (5,609)              --
                                          ---------   --------    --------     --------       ----------
Total ..............................      $  88,953   $ 65,454   $ 54,630        (5,609)      $  203,428
                                          =========   ========    ========     ========       ==========

Operating income (loss) ............      $  16,363   $ (1,483)  $  2,268      $ (3,047)      $   14,101
                                          =========   ========    ========     ========       ==========

                                                                               Corporate
Six Months Ended                       Engineered  Aluminum Mill  Engineered     and
April 30, 1999                         Steel Bars  Sheet Products  Products     Other(1)    Consolidated
--------------------------------------------------------------------------------------------------------
                                                     (In thousands)
Net Sales:
  To unaffiliated companies ........      $ 136,947   $138,449   $ 110,586     $     --          385,982
  Intersegment(2)...................          3,009      9,838           1      (12,848)              --
                                          ---------   --------    --------     --------       ----------
Total ..............................      $ 139,956   $148,287   $ 110,587     $(12,848)      $  385,982
                                          =========   ========    ========     ========       ==========

Operating income (loss) ............      $  25,617   $  5,199   $   2,837     $ (7,019)      $   26,634
                                          =========   ========    ========     ========       ==========

                                                                               Corporate
Six Months Ended                       Engineered  Aluminum Mill  Engineered     and
April 30, 1998                         Steel Bars  Sheet Products  Products     Other(1)    Consolidated
--------------------------------------------------------------------------------------------------------
                                                     (In thousands)
Net Sales:
  To unaffiliated companies ........      $ 167,428   $113,126   $ 103,856     $     --       $  384,410
  Intersegment(2)...................          1,616      9,676          --      (11,292)              --
                                          ---------   --------    --------     --------       ----------
Total ..............................      $ 169,044   $122,802   $ 103,856     $(11,292)      $  384,410
                                          =========   ========    ========     ========       ==========

Operating income (loss) ............      $  28,122   $ (3,663)  $   1,807     $ (7,372)      $   18,894
                                          =========   ========    ========     ========       ==========


(1) Included in "Corporate and Other" are intersegment eliminations and corporate expenses.
(2) Intersegment sales are conducted on an arm's-length basis.


Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the April 30, 1999 and October 31, 1998 Consolidated Financial Statements of the Company and the accompanying notes.

PRIVATE SECURITIES LITIGATION REFORM ACT

Certain forward-looking information contained herein is being provided in accordance with the provisions of the Private Securities Litigation Reform Act. Such information is subject to certain assumptions and beliefs based on current information known to the Company and is subject to factors that could result in actual results differing materially from those anticipated in the forward-looking statements contained in this report. Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, interest rates, construction delays, market conditions for the Company's customers, any material changes in purchases by the Company's principal customers, environmental regulations and changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company's successful implementation of its internal operating plans and Year 2000 readiness efforts, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved.

RESULTS OF OPERATIONS

Overview

Summary Information as % of Sales:  (Dollars in millions)

                                                THREE MONTHS ENDED APRIL 30,                SIX MONTHS ENDED APRIL 30,
                                                  1999                    1998               1999                  1998
                                            Dollar    % of        Dollar    % of       Dollar    % of        Dollar    % of
                                            Amount    Sales       Amount    Sales      Amount    Sales       Amount    Sales
                                           -------    -----      -------    -----     -------    -----      -------    -----

Net Sales                                  $ 202.9      100%     $ 203.4      100%    $  386.0     100%     $ 384.4      100%
  Cost of Sales                              160.2       79        166.4       82        308.9      80        320.7       83
  Sell., gen. and admin.                      13.2        6         12.0        6         27.5       7         23.3        6
  Deprec. and amort.                          11.4        6         10.9        5         23.0       6         21.5        6
                                           -------    -----      -------    -----     --------   -----      -------    -----
Operating Income                              18.1        9%        14.1        7%        26.6       7%        18.9        5%
Interest Expense                              (3.6)      (2)        (3.7)      (2)        (7.3)     (2)        (7.4)      (2)
Capitalized Interest                            .5        0          1.2        1           .8       0          2.7        1
Other, net                                       0        0           .4        0           .8       0          1.3        0
Income tax expense                            (5.2)      (2)        (4.2)      (2)        (7.3)     (1)        (5.5)      (1)
                                           -------    -----      -------    -----     --------   -----      -------    -----

Income from continuing operations
                                           $   9.8       5%       $  7.8        4%    $   13.6       4%     $  10.0        3%
                                           =======               =======              ========              =======



The Company achieved significantly higher earnings on essentially the same sales levels for the second quarter and the six-month period of fiscal 1999 compared with the same periods of fiscal 1998. The primary contributing factors were higher sales and operating efficiencies in the Nichols Aluminum division resulting from sales by Nichols Aluminum Alabama, Inc. which was acquired in October 1998, lower steel and aluminum scrap prices and some operating improvements achieved at other business units. Additionally, there were some benefits realized at the engineered steel bar business which amounted to approximately $2 million (pre-tax) as a result of a business interruption insurance recovery and an electrode litigation settlement received during the first quarter of fiscal 1999.


Business Segments

Pursuant to SFAS 131, the Company has three reportable segments: engineered steel bars, aluminum mill sheet products, and engineered products. The engineered steel bar segment consists of engineered steel bars manufacturing, steel bar and tube heat treating services and steel bar and tube wear and corrosion resistant finishing services. The aluminum mill sheet segment manufactures mill finished and coated aluminum sheet. The engineered products segment manufactures impact-extruded and machined aluminum and steel parts, aluminum window and patio door screens, window frames and other roll formed products and stamped shapes.

      The following table sets forth selected operating data for the Company's three business segments:


                                                         THREE Months Ended                SIX Months Ended
                                                             April 30,                        April 30,
                                                        1999            1998            1999             1998
                                                           (In thousands)                   (In thousands)
Engineered Steel Bars:
  Net sales...........................                  $ 74,859        $ 88,953         $139,956         $169,044
  Operating income....................                    14,314          16,363           25,617           28,122
  Deprec. and amort...................                     4,056           3,385            8,112            6,762
  Identifiable assets.................                  $224,556        $205,472         $224,556         $205,472

Aluminum Mill Sheet Products:(1)
  Net sales...........................                  $ 76,867        $ 65,454         $148,287         $122,802
  Operating income (loss).............                     3,034          (1,483)           5,199           (3,663)
  Deprec. and amort...................                     3,128           2,724            6,258            5,468
  Identifiable assets.................                  $194,393        $164,462         $194,393         $164,462

Engineered Products:
  Net sales...........................                  $ 57,923        $ 54,630         $110,587         $103,856
  Operating income....................                     3,059           2,268            2,837            1,807
  Deprec. and amort...................                     4,187           4,768            8,541            9,180
  Identifiable assets.................                  $213,273        $280,277         $213,273         $280,277



================================================================================

(1) 1999 results include Nichols Aluminum Alabama's operations acquired October 9, 1998. (See Note 3 to financial statements)

The engineered steel bar business posted another good quarter, though it did not beat the record results achieved in the prior year's second quarter. Demand in the automotive and heavy truck markets continues to be good, but other markets are experiencing fair to weak business conditions. This slowdown, in combination with the scheduled shutdown for maintenance projects, contributed to lower volumes and sales for engineered steel bars for the six months ended April 30, 1999. Despite lower volume and net sales, operating income levels remained relatively strong. This is largely due to the lower steel scrap material costs experienced during the first six months of fiscal 1999 as compared to 1998. Additionally, there were some benefits realized which amounted to approximately $2 million (pre-tax) as a result of a business interruption insurance recovery and an electrode settlement received during the first quarter of fiscal 1999. The $16 million Phase IV expansion project that will double MACSTEEL's shipping capacity for MACPLUS cold finished steel bars was completed at both of the engineered bar mills during the second quarter of fiscal 1999. Production is underway at the Fort Smith facility while trials are taking place at the Jackson facility. Our premium, value-added engineered steel bar, MACPLUS, is designed for precise, mission-critical applications and remains in high demand by original equipment manufacturer ("OEM") customers who require steel bars featuring defect-free surfaces with tight dimensional tolerances and concentricity.

         The aluminum mill sheet business achieved increases in volume, net sales and operating income for the first six months of fiscal 1999 as compared to 1998. These increases were a result of the additional finishing capacity brought by the acquisition of Nichols Aluminum Alabama in October of 1998 as well as falling prices for aluminum scrap. All of Nichols' facilities are benefiting from the acquisition which allows them to realize gains and efficiencies obtainable by running at higher volumes and operating with greater flexibility. The casting plant is utilizing its two new rotary furnaces and dross recovery system to melt more economical aluminum scrap and improve the yield of scrap to molten metal. Continuous improvement projects are underway at Nichols' casting and finishing operations to identify and remove constraints throughout their manufacturing processes including restoration and improvement projects for the Alabama-based mill.

         The engineered products business experienced seasonally strong demand for residential products and strong demand in automotive markets which resulted in the business being able to recover the operating losses experienced in the first three months of the fiscal year and show operating income for the six months ended April 30, 1999. Additionally, cost-control measures at the Piper Impact facility began showing success as the higher labor costs that had been experienced in the first three months of fiscal 1999 were reduced in the second quarter. The higher labor costs experienced in the first three months were a result of lower productivity as employees at Piper Impact's New Albany, Mississippi operations were being trained to finish products that were previously processed at the Company's Utah-based facility. As of the end of May 1999, production has ceased at the Utah facility. Piper Impact's development of new products for both steel and aluminum impact extrusions continues for applications in automotive, defense and other industries. Fabricated Products (AMSCO and Homeshield) began increasing production for the typically busy summer months ahead, continuing to emphasize profit margin improvement, business expansion and diversification.

Outlook

The Company currently expects that overall business levels for the remainder of fiscal 1999 should be similar to those experienced during 1998, excluding the one-time, mostly non-cash restructuring charge taken in the fourth quarter of fiscal 1998. The higher sales volume in the aluminum mill sheet segment is expected to offset the slowing demand in the engineered steel bar segment. The engineered products segment anticipates softening demand for aluminum air bag components partially offset by seasonally strengthening demand for fabricated residential building products. The improved spreads resulting from lower steel and aluminum scrap for the first six months of 1999 may not continue for the remainder of 1999 as steel and aluminum scrap prices have seemingly begun an upward trend. Also, we expect continued benefits to sales and earnings for the remainder of fiscal 1999 from the acquisition of Nichols Aluminum Alabama. Domestic and global market factors will impact the Company and any slowdown in the U.S. economy could adversely affect demand and pricing for many of the Company's products.

Fiscal Quarter and Six months ended April 30, 1999 vs. 1998

Net Sales - Consolidated net sales for the three and six months ended April 30, 1999, were $202.9 and $386.0 million, respectively, representing a decrease of $.5 million, or .2%, and an increase of $1.6 million, or .4%, when compared to consolidated net sales for the same periods in 1998. Increased net sales in the aluminum mill sheet and engineered products businesses were offset by lower net sales at the Company's engineered steel bar business.

     Net sales from the Company's engineered steel bar business for the three and six months ended April 30, 1999, were $74.9 and $140.0 million, respectively, representing a decrease of $14.1 million, or 16%, and $29.1 million, or 17%, when compared to the same periods last year. This decline was principally due to the reduced demand in some of the durable goods market, inventory adjustments by some customers and pricing pressures resulting from global sourcing of engineered bars and forged components.

     Net sales from the Company's aluminum mill sheet products business for the three and six months ended April 30, 1999, were $76.9 and $148.3 million, respectively, representing an increase of $11.4 million, or 17%, and $25.5 million, or 21%, when compared to the same periods last year. This increase was largely due to the acquisition of Nichols Aluminum Alabama in October of 1998 as well as strong demand in the building products market.

     Net sales from the Company's engineered products business for the three and six months ended April 30, 1999, were $57.9 and $110.6 million, respectively, representing an increase of $3.3 million, or 6%, and $6.7 million, or 6%, when compared to the same periods last year. This increase is due to increased sales at both Piper facilities as well as the Fabricated Products divisions. These increases are a result of strong demand for residential and automotive products.

     Operating income - Consolidated operating income for the three and six months ended April 30, 1999, was $18.1 and $26.6 million, respectively, representing an increase of $4.0 million, or 29%, and $7.7 million, or 41%, when compared to the same periods last year. The increase was due to increased operating income at the aluminum mill sheet products business and the engineered products segment, partially offset by lower operating income in the engineered steel bar segment.

     Operating income from the Company's engineered steel bar business for the three and six months ended April 30, 1999, was $14.3 and $25.6 million, respectively, representing a decrease of $2.0 million, or 13%, and $2.5 million, or 9%, when compared to the same periods last year. These decreases were due to reduced volume and net sales, largely offset by higher spreads realized from lower steel scrap prices and productivity improvements from the Phase III project completed in 1998. Additionally, approximately $2 million of benefits were realized as a result of a business interruption insurance recovery and an electrode litigation settlement received in the first fiscal quarter.

      Operating income from the Company's aluminum mill sheet products business for the three and six months ended April 30, 1999, was $3.0 and $5.2 million, respectively, compared to an operating losses of $1.5 and $3.7 million for the same periods last year. This increase was largely due to higher sales and operating efficiencies realized from the acquisition of Nichols Aluminum Alabama and improved spreads resulting from lower aluminum scrap prices as well as benefits from the new rotary furnaces and the dross recovery system.

     Operating income from the Company's engineered products business for the three and six months ended April 30, 1999, was $3.1 and $2.8 million, respectively, representing a $.8 million, or 35%, and $1.0 million, or 57%, increase when compared to the same periods last year. The improvement was largely due to increased sales at the Fabricated Products Division (AMSCO and Homeshield) as well as at the Piper facilities.

     Selling, general and administrative expenses increased by $1.2 million, or 10%, and $4.2 million, or 18%, respectively, for the three and six months ended April 30, 1999, as compared to the same periods of last year. This increase is largely a result of the acquisition of Nichols Aluminum Alabama, Year 2000 readiness efforts, relocation expenses and consulting expenses for system implementations.

     Depreciation and amortization increased by $.5 million, or 5%, and $1.5 million, or 7%, respectively, for the three and six months ended April 30, 1999, as compared to the same periods of last year. The increase is principally due to increased depreciation at the engineered steel bar and aluminum mill sheet products businesses for recently completed projects as well as the inclusion of Nichols Aluminum Alabama, which was acquired in October 1998, partially offset by lower depreciation and amortization at the engineered products business.

     Interest expense remained relatively constant for the three and six months ended April 30, 1999, as compared to the same periods of 1998.

     Capitalized interest decreased by $.7 and $1.9 million, respectively, for the three and six months ended April 30, 1999, as compared to the same periods of 1998 primarily due to the completion of significant capital projects at MACSTEEL and completion of the steel plant at Piper Impact.

     Other, net decreased $.3 and $.5 million, respectively, for the three and six months ended April 30, 1999, as compared to the same periods of 1998 primarily as a result of decreased investment income on lower cash balances.

     Income from continuing operations increased $2.0 million, or 26%, and $3.6 million, or 36%, respectively, for the three and six months ended April 30, 1999, as compared to the same periods of 1998. The increase was principally due to increased operating earnings from the Company's aluminum mill sheet products and the engineered products businesses.

     Net income was $10.2 and $14.1 million, respectively, for the three and six months ended April 30, 1999, compared to $7.8 and $23.7 million for the same periods of 1998. Included in net income for the first quarter of fiscal 1998 was $13.6 million of gain on the sale of discontinued operations, net of taxes. Included in net income for the second fiscal quarter of 1999 was $415 thousand of extraordinary gain on the early extinguishment of debt, net of taxes.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). At April 30, 1999, the Company had $90 million borrowed against the Bank Agreement. There have been no significant changes to the Company's debt structure or level of borrowings under the various debt facilities during the six month period ended April 30, 1999.

     During the first six months of fiscal 1999 the Company accepted unsolicited block offers to buy back $9.7 million principal amount of convertible subordinated debentures for $8.8 million in cash. An after tax extraordinary gain of $415 thousand was recorded on this transaction.

     At April 30, 1999, the Company had commitments of approximately $20 million for the purchase or construction of capital assets, primarily relating to the Company's continued expansions at MACSTEEL and Piper Impact. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.

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


Operating Activities

Cash provided by operating activities during the six months ended April 30, 1999 was $39.1 million. This represents an increase of $9.6 million, or 32%, compared to the six months ended April 30, 1998. This increase is a result of several factors including:

   1) increased cash resulting from the improved operating earnings of the first six months of fiscal 1999 compared to the same period of 1998,

   2) lower taxes paid in the six month period ended April 30, 1999 compared to 1998, (higher tax payments were made in the six months ended 1998 due to the gain on the sale of discontinued operations),

   3) lower working capital requirements in the six month period ended April 30, 1999 compared to 1998 as a result of the completion of the Phase III expansion project and better working capital management.

Investment Activities

Net cash used by investment activities during the six months ended April 30, 1999 was $31.1 million compared to $2.4 million provided by investment activities for the same period of 1998 because fiscal 1998 cash from investing activities included proceeds from the sale of the Tubing Operations of $31.4 million. Capital expenditures and other investment activities remained similar for the two periods. The Company estimates that fiscal 1999 capital expenditures will approximate $60 to $65 million.

Financing Activities

Net cash used by financing activities for the six months ended April 30, 1999 was $1.0 million, compared to $11.7 million for the same prior year period. The Company borrowed $11.1 million during the first half of fiscal 1999 compared with the repayment of $10.1 million during the same period last year. In 1999, the Company purchased $9.7 million principal value of its subordinated debentures for $8.8 million in cash.


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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company's year ending October 31, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will analyze SFAS No. 133 to determine what, if any, impact or additional disclosure requirements this pronouncement will have.

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

     The Year 2000 issue is being addressed within the Company by its individual business units, and progress is reported periodically to management. The Company committed necessary resources to conduct risk assessment and to take corrective actions, where required, with a target date of becoming Year 2000 ready for the most critical systems by July 1999. Testing and implementation of Cyborg, the human resource management and payroll system may be delayed at some locations.

Business and Information Systems (Information Technology Systems)

Engineered Steel Bars Segment:

Engineered Steel Bars Segment has completed the inventory, assessment, and remediation/replacement phases. The testing of systems is in progress. Approximately 90 percent of the testing is finished, with a projected completion date of July 1999.

Aluminum Mill Sheet Products Segment:

     Aluminum Mill Sheet Products segment is in the process of upgrading its main business system. Approximately 70 percent of the tasks are finished, with a projected completion date of July 1999. The inventory and assessment phases have been completed for all other business systems. Remediation/replacement and testing are scheduled to be complete by June 1999, except for the Human Resource Management and Payroll system which is projected to be complete by October 1999.

Engineered Products Segment:

     Engineered Products Segment has finished the inventory and assessment phases for all business systems. Fabricated Products Division has remediated or replaced 90 percent of its critical business systems. Upgrading the balance of the systems, and testing of all IT Systems is scheduled to be complete by July 1999. Piper Impact is approximately 70 percent finished in the process of implementing an Enterprise Resource Planning ("ERP") system. Completion of this implementation, including testing, is projected to occur by September 1999. Remediation/replacement and testing of remaining business systems at Piper are at different stages of completion, ranging from 25 to 50 percent. The timeframe for completion is anticipated to be June to October of 1999.

Non-Information Technology Systems

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

Third Party Relationships

The Company's business units are in the process of surveying the Year 2000 readiness efforts of critical external parties, including suppliers and customers. Approximately 700 major suppliers have been contacted. Over 60 percent have responded, with varying levels of readiness being reported. Follow-up surveys and risk assessments are expected to be complete by July 1999. Monitoring risk in this area will continue into the third quarter of 1999, as many suppliers will not have completed their Year 2000 readiness efforts until such time.

     All business segments have recently initiated a survey of major customers' Year 2000 readiness efforts. Approximately 500 major customers have been contacted. Less than 30 percent have responded. Monitoring and risk assessment will continue into the fourth quarter of 1999.

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

Independent Verification and Validation

Quanex commissioned a Third Party Review of its Y2K program. Detailed interviews were conducted at Quanex's Group and Corporate offices, and at most plant locations. The results of this study highlighted the progress being made and pointed out areas where additional resources were needed. As a result of the review, Quanex has augmented the staff resources working on the Y2K program with several experienced Y2K project managers and technicians in order to address the requirements identified. The Company has also retained BrightStar Information Technology Group, Inc. to provide Y2K Program coordination support for the Corporate Office, and to assist in the audit of readiness efforts at the business segments.

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

     While the diversification reduces the risk of a material Year 2000 issue affecting the entire Company, this same diversification increases the possibility that the Year 2000 issue will cause a problem at one or more units since many more systems exist than in a centralized environment. Management is addressing this issue by requiring regular periodic reporting from each business unit and monitoring the progress with follow-up review by independent consultants. However, if implementation of the ERP systems at two major business units is not completed in a timely manner, the affected units will implement contingency plans to minimize disruptions in business operations that may result from the Year 2000 issue.

     The Company relies on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect the Company's operations. While each business unit will evaluate the status of its major suppliers' Year 2000 readiness efforts and develop contingency plans to manage the risk, it cannot eliminate the potential for disruption due to third party failures.

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


ALL STATEMENTS REGARDING YEAR 2000 MATTERS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q ARE "YEAR 2000 READINESS DISCLOSURES" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.


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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company holds certain floating-rate obligations. The exposure of these obligations to increases in short-term interest rates is limited by interest rate swap agreements entered into by the Company. These swap agreements effectively fix the interest rate on all of the Company's variable rate debt, thus limiting the potential impact that increasing interest rates would have on earnings. At October 31, 1998 the unrealized losses related to the interest rate swap agreements were $8.5 million. As of April 30, 1999, the unrealized losses related to the interest rate swap agreements were $4.8 million. It should be noted that any change in value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

Other than the item mentioned above, there were no other material quantitative or qualitative changes during the first six months of fiscal 1999 in the Company's market risk sensitive instruments.

                          PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

On or about May 26, 1999, the federal government filed in the United States District Court for the Southern District of Texas a complaint and proposed consent decree with respect to alleged violations of the Clean Water Act by the Company and Vision Metals, Inc. at the Company's former facility in Rosenberg, Texas. Among other things, the complaint alleged that during the Company's ownership the plant had discharged water which contained pollutants at levels greater than applicable effluent limits, had not appropriately monitored its discharges, and had not adequately notified the federal Environmental Protection Agency of exceedances. Under the consent decree, which is subject to public comment and approval of the court, all of the complaint's allegations against the Company would be settled by payment of a civil penalty in the amount of $466,421. The Company tendered this matter to Vision Metals for defense and indemnification pursuant to the purchase agreement by which Vision Metals acquired the Rosenberg facility and assumed certain environmental liabilities. Vision Metals has accepted the Company's tender without reservation.

Item 4 - Submission of Matters to a Vote of Security Holders.


On February 24, 1999, the Company held its Annual Meeting of Stockholders (the "Annual Meeting").

At the Annual Meeting, Michael J. Sebastian, Russell M. Flaum, and Susan F. Davis were elected as directors for a three-year term. The following sets forth the number of shares that voted for and for which votes were withheld of each of such persons:


                                                   For              Withheld
   Michael J. Sebastian                         11,819,823           91,172
   Russell M. Flaum                             11,821,528           89,467
   Susan F. Davis                               11,818,721           92,274


In addition, at the Annual Meeting, the stockholders of the Company ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors. The ratification of Deloitte & Touche LLP as the Company's independent auditors was approved with 11,846,810 votes cast for approval, 29,886 votes cast against, and 34,299 abstentions.

Item 5 - Other Information.

In January 1999, the production and maintenance employees at the Arkansas plant of MACSTEEL voted to have the United Steel Workers as their bargaining representative.

A five-year contract was ratified by the United Steel Workers representing 190 employees at the MACSTEEL's Michigan plant as of February 28, 1999.

After the Annual Meeting of Stockholders on February 24, 1999, Robert C. Snyder retired as chairman of the board of directors and resigned from the board of directors. The board elected Vernon E. Oechsle to chairman of the board of directors and chief executive officer of the Company, and named James H. Davis president and chief operating officer. These actions occurred as part of the Company's normal management succession. Mr. Snyder's resignation, with the previously announced retirement of Gerald B. Haeckel, brings the total number of Quanex board members to eight.

Item 6 - Exhibits and Reports on Form 8-K.

    Exhibit 4 -  Second Amended and Restated Rights Agreement dated as of
                 April 15, 1999, between the Registrant and American Stock Transfer & Trust Co. as Rights Agent filed as Exhibit 4.1 to the Registrant's Form 8-K dated April 15, 1999, and incorporated herein by reference.

    Exhibit 27 - Financial Data Schedule - April 30, 1999.


A Report on Form 8-K was filed by the Company on April 16, 1999, regarding the approval of the Second Amended and Restated Rights Agreement effective April 15, 1999, which made certain amendments to the Amended and Restated Rights Agreement including 1) extending the expiration date for an additional ten years and 2) increasing the Purchase Price from $60.00 to $90.00. The Amended and Restated Rights Agreement and the Preferred Share Purchase Rights granted pursuant thereto were scheduled to expire on April 26,1999 and have been extended to April 15, 2009.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   QUANEX CORPORATION




                                    /s/ Viren M. Parikh
                                   --------------------------------------
                                   Viren M. Parikh
                                   Controller (Chief Accounting Officer)


Date  June 10, 1999

                                Index to Exhibits

          Exhibit
          Number                    Description of Exhibits

          Exhibit 4 -  Second Amended and Restated Rights Agreement dated as of April 15, 1999, between the Registrant and American Stock Transfer & Trust Co. as Rights Agent filed as
                       Exhibit 4.1 to the Registrant's Form 8-K dated April 15, 1999, and incorporated herein by reference.

          Exhibit 27 - Financial Data Schedule - April 30, 1999.