Form 10-Q
period 1999-07-31
QUANEX CORP
filed 1999-09-10
CIK 276889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

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
             (Address of principal executive offices and zip code)



       Registrant's telephone number, including area code: (713) 961-4600




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                        Outstanding at July 31, 1999
---------------------------------------      ----------------------------
Common Stock, par value $0.50 per share                 14,267,458

                               QUANEX CORPORATION
                                      INDEX




                                                                                                      Page No.
                                                                                                      --------
Part I.   Financial Information:

        Item 1:  Financial Statements

                 Consolidated Balance Sheets - July 31, 1999 and
                    October 31, 1998..................................................................     1

                 Consolidated Statements of Income - Three and Nine Months
                    Ended July 31, 1999 and 1998 ...................... ..............................     2

                 Consolidated Statements of Cash Flow - Nine months
                    Ended July 31, 1999 and 1998 .....................................................     3

                 Notes to Consolidated Financial Statements...........................................    4 - 7

        Item 2:  Management's Discussion and Analysis of Results of
                 Operations and Financial Condition ..................................................    8 - 17

        Item 3:  Quantitative and Qualitative Disclosure about Market
                 Risk ................................................................................     18

Part II.   Other Information

        Item 1:  Legal Proceedings....................................................................     18

        Item 6:  Exhibits and Reports on Form 8-K.....................................................     18

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               QUANEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            July 31,     October 31,
                                                              1999           1998
                                                           -----------    -----------
                                                           (Unaudited)     (Audited)


ASSETS

Current assets:
  Cash and equivalents .................................   $   41,863    $   26,279
  Accounts and notes receivable, net ...................       78,918        85,166
  Inventories ..........................................       81,824        85,397
  Deferred income taxes ................................       12,008        11,560
  Prepaid expenses .....................................        2,357         1,410
                                                           ----------    ----------
          Total current assets .........................      216,970       209,812

Property, plant and equipment ..........................      737,689       702,955
Less accumulated depreciation and amortization .........     (337,183)     (307,901)
                                                           ----------    ----------
Property, plant and equipment, net .....................      400,506       395,054

Goodwill, net ..........................................       49,644        52,281
Other assets ...........................................       20,362        17,141
                                                           ----------    ----------

                                                           $  687,482    $  674,288
                                                           ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................   $   70,757    $   75,160
  Accrued expenses .....................................       54,197        56,125
  Current maturities of long-term debt .................        8,628        12,248
  Income taxes payable .................................        1,648         3,300
                                                           ----------    ----------
          Total current liabilities ....................      135,230       146,833

Long-term debt .........................................      194,428       188,302
Deferred pension credits ...............................        7,113         7,832
Deferred postretirement welfare benefits ...............        7,342         7,092
Deferred income taxes ..................................       35,295        33,412
Other liabilities ......................................       16,528        18,773
                                                           ----------    ----------
          Total liabilities ............................      395,936       402,244

Stockholders' equity:
  Preferred stock, no par value ........................           --            --
  Common stock, $.50 par value .........................        7,134         7,090
  Additional paid-in capital ...........................      110,270       108,624
  Retained earnings ....................................      175,826       156,278
  Unearned compensation ................................         (171)           --
  Cumulative foreign currency translation adjustment ...         (433)        1,132
  Adjustment for minimum pension liability .............       (1,080)       (1,080)
                                                           ----------    ----------
          Total stockholders' equity ...................      291,546       272,044
                                                           ----------    ----------

                                                           $  687,482    $  674,288
                                                           ==========    ==========


                               QUANEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                        Three Months Ended         Nine Months Ended
                                                            July 31,                    July 31,
                                                     ------------------------    ------------------------
                                                        1999           1998         1999          1998
                                                     ----------    ----------    ----------    ----------
                                                           (Unaudited)                  (Unaudited)

Net sales ........................................   $  206,619    $  204,854    $  592,601    $  589,264
Cost and expenses:
  Cost of sales ..................................      161,107       164,500       469,989       485,203
  Selling, general and administrative expense ....       12,032        11,650        39,521        34,985
  Depreciation and amortization ..................       11,571        10,771        34,548        32,249
                                                     ----------    ----------    ----------    ----------
Operating income .................................       21,909        17,933        48,543        36,827
Other income (expense):
  Interest expense ...............................       (3,595)       (3,708)      (10,881)      (11,113)
  Capitalized interest ...........................          383         1,057         1,204         3,753
  Other, net .....................................          274           464         1,099         1,816
                                                     ----------    ----------    ----------    ----------

Income from continuing operations
     before income taxes .........................       18,971        15,746        39,965        31,283
Income tax expense ...............................       (6,640)       (5,461)      (13,988)      (10,949)
                                                     ----------    ----------    ----------    ----------
Income from continuing operations ................       12,331        10,285        25,977        20,334
Gain on sale of discontinued operations, net
     of income taxes ........................                --            --            --        13,606
                                                     ----------    ----------    ----------    ----------

Income before extraordinary charge ...............       12,331        10,285        25,977        33,940

Extraordinary gain - early
     extinguishment of debt ......................           --            --           415            --
                                                     ----------    ----------    ----------    ----------
Net income .......................................   $   12,331    $   10,285    $   26,392    $   33,940
                                                     ==========    ==========    ==========    ==========

Earnings per common share:
   Basic:
      Continuing operations ......................   $     0.86    $     0.73    $     1.82    $     1.44
      Gain on sale of discontinued operations ....           --            --            --          0.96
      Extraordinary item .........................           --            --          0.03            --
                                                     ----------    ----------    ----------    ----------
         Total basic net earnings ................   $     0.86    $     0.73    $     1.85    $     2.40
                                                     ==========    ==========    ==========    ==========
   Diluted:
      Continuing operations ......................   $     0.79    $     0.66    $     1.71    $     1.37
      Gain on sale of discontinued operations ....           --            --            --          0.80
      Extraordinary item .........................           --            --          0.03            --
                                                     ----------    ----------    ----------    ----------
         Total diluted net earnings ..............   $     0.79    $     0.66    $     1.74    $     2.17
                                                     ==========    ==========    ==========    ==========
Weighted average shares outstanding:
   Basic .........................................       14,258        14,176        14,243        14,138
                                                     ==========    ==========    ==========    ==========
   Diluted .......................................       16,737        17,096        16,799        17,048
                                                     ==========    ==========    ==========    ==========
Common stock dividends per share .................   $     0.16    $     0.16    $     0.48    $     0.48

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                       Nine Months Ended
                                                                            July 31,
                                                                    ------------------------
                                                                       1999          1998
                                                                    ----------    ----------
                                                                           (Unaudited)

Operating activities:
  Net income ....................................................   $   26,392    $   33,940
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Gain on sale of discontinued operations ..................           --       (13,606)
       Extraordinary gain on early extinguishment of debt .......         (638)           --
       Depreciation and amortization ............................       34,957        32,674
       Deferred income taxes ....................................        1,915         3,228
       Deferred pension costs ...................................         (719)         (512)
       Deferred postretirement welfare benefits .................          250           134

       Changes in assets and liabilities net of effects from
          acquisitions and dispositions:
       Decrease in accounts and notes receivable ................        5,691        12,176
       Decrease (increase) in inventory .........................        3,190        (5,140)
       Increase/(decrease) in accounts payable ..................       (4,114)          676
       Decrease in accrued expenses .............................       (1,661)         (974)
       Other, net ...............................................       (4,940)      (10,122)
                                                                    ----------    ----------
            Cash provided by operating activities ...............       60,323        52,474

Investment activities:
  Proceeds from the sale of discontinued operations .............           --        31,434
  Capital expenditures, net of retirements ......................      (43,885)      (39,723)
  Other, net ....................................................         (842)       (2,395)
                                                                    ----------    ----------
            Cash used by investment activities ..................      (44,727)      (10,684)
                                                                    ----------    ----------
            Cash provided by operating and
               investment activities ............................       15,596        41,790

Financing activities:
  Bank borrowings (repayments), net .............................       14,196       (10,377)
  Purchase of subordinated debentures ...........................       (8,799)           --
  Common dividends paid .........................................       (6,841)       (6,791)
  Issuance of common stock, net .................................        1,519         3,174
  Other, net ....................................................          (59)           --
                                                                    ----------    ----------
            Cash provided (used) in financing activities ........           16       (13,994)
Effect of exchange rate changes on cash and equivalents .........          (28)           20
                                                                    ----------    ----------
Increase in cash and equivalents ................................       15,584        27,816
Cash and equivalents at beginning of period .....................       26,279        26,851
                                                                    ----------    ----------
Cash and equivalents at end of period ...........................   $   41,863    $   54,667
                                                                    ==========    ==========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest ........................................................   $   11,810    $   12,264
Income taxes ....................................................   $   14,316    $   16,306

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Accounting Policies


   The interim consolidated financial statements of Quanex Corporation and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 1998 Annual Report on Form 10-K which is incorporated by reference. Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to 1999 classifications.

2. Inventories

   Inventories consist of the following:


                                                            July 31,      October 31,
                                                              1999           1998
                                                          ------------   ------------
                                                                 (In thousands)

   Raw materials ......................................   $     24,079   $     25,167
   Finished goods and work in process .................         50,935         52,485
                                                          ------------   ------------
                                                                75,014         77,652

   Other ..............................................          6,810          7,745

                                                          ------------   ------------
                                                          $     81,824   $     85,397
                                                          ============   ============


     The values of inventories in the consolidated balance sheets are based on the following accounting methods:




LIFO ..................................................   $     62,923   $     57,594
FIFO ..................................................         18,901         27,803
                                                          ------------   ------------
                                                          $     81,824   $     85,397
                                                          ============   ============

         With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $10 million and $12 million at July 31, 1999, and October 31, 1998, respectively.

3. Acquisition


   On October 9, 1998, the Company acquired the stock of Decatur Aluminum Corp., a Decatur, Alabama based coiled aluminum sheet manufacturer, for approximately $19 million. Included in the purchase price was debt totaling $5 million and other specified liabilities totaling $5 million assumed by the Company. The newly acquired company has been renamed Nichols Aluminum-Alabama, Inc. ("Nichols Aluminum Alabama"). Based on preliminary purchase accounting, goodwill associated with Nichols Aluminum Alabama is approximately $10 million as of July 31, 1999. Nichols Aluminum Alabama's operations include cold rolling aluminum sheet to specific gauge, annealing, leveling, custom painting and slitting to width.

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

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. Earnings Per Share

   The following table presents information necessary to calculate basic and diluted earnings per share per FAS 128 for the periods indicated (in thousands except per share amounts):

                                          For the Three Months Ended                 For the Three Months Ended
                                                July 31, 1999                              July 31, 1998
                                      ------------------------------------------   ------------------------------------------
                                                                        Per-                                         Per-
                                         Income          Shares        Share         Income         Shares          Share
                                       (Numerator)   (Denominator)     Amount      (Numerator)   (Denominator)      Amount
                                      ------------   -------------  ------------   ------------  -------------   ------------

BASIC EPS
 Income from Cont. Oper.              $     12,331         14,258   $       0.86   $     10,285         14,176   $       0.73
 Extra. Gain - early debt ext.                  --                            --             --                            --
                                      ------------                  ------------   ------------                  ------------
    Total basic net earnings          $     12,331                  $       0.86   $     10,285                  $       0.73
                                      ============                  ============   ============                  ============
EFFECT OF DILUTIVE SECURITIES
  Effect of common stock Equiv.
   arising from stock options                   --            139                            --            224
  Effect of conversion of
   subordinated debentures                     867          2,340                           999          2,696

DILUTED EPS
 Income from Cont. Oper.              $     13,198         16,737   $       0.79   $     11,284         17,096   $       0.66
 Extra. Gain - early debt ext.                  --                            --             --                            --
                                      ------------                  ------------   ------------                  ------------
    Total diluted net earnings        $     13,198                  $       0.79   $     11,284                  $       0.66
                                      ============                  ============   ============                  ============



                                                For the Nine Months Ended                  For the Nine Months Ended
                                                      July 31, 1999                               July 31, 1998
                                      ------------------------------------------   ------------------------------------------
                                                                        Per-                                         Per-
                                         Income          Shares        Share         Income         Shares          Share
                                       (Numerator)   (Denominator)     Amount      (Numerator)   (Denominator)      Amount
                                      ------------   -------------  ------------   ------------  -------------   ------------

BASIC EPS
 Income from Cont. Oper.              $     25,977         14,243   $       1.82   $     20,334         14,138   $       1.44
 Gain on sale of Discont. Oper.                 --                            --         13,606                          0.96
 Extra. Gain - early debt ext.                 415                           .03             --                            --
                                      ------------                  ------------   ------------                  ------------
    Total basic net earnings          $     26,392                  $       1.85   $     33,940                  $       2.40
                                      ============                  ============   ============                  ============

EFFECT OF DILUTIVE SECURITIES
  Effect of common stock Equiv.
   arising from stock options                   --             42                            --            214
  Effect of conversion of
   subordinated debentures            $      2,796          2,514                  $      2,997          2,696

DILUTED EPS
 Income from Cont. Oper.              $     28,773         16,799   $       1.71   $     23,331         17,048   $       1.37
 Gain on sale of Discont. Oper.                 --                            --         13,606                          0.80
 Extra. Gain - early debt ext.                 415                           .03             --                            --
                                      ------------                  ------------   ------------                  ------------
    Total diluted net earnings        $     29,188                  $       1.74   $     36,937                  $       2.17
                                      ============                  ============   ============                  ============

6. Comprehensive Income

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company's year ending October 31, 1999. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. In accordance with this new pronouncement, the Company has calculated total comprehensive income for the three and nine months ended July 31, 1999 to be $12,513 and $24,827, respectively. Comprehensive income for the three and nine months ended July 31, 1998 is $10,407 and $33,493, respectively. Included in comprehensive income is net income, the change in the cumulative foreign currency translation adjustment balance and the change in the adjustment for minimum pension liability balance.

7. Extraordinary Item

   During the first nine months of fiscal 1999, the Company accepted unsolicited block offers to buy back $9.7 million principal amount of the 6.88% Convertible Subordinated Debentures for $8.8 million in cash. An after tax extraordinary gain of $415 thousand was recorded on these transactions in the second fiscal quarter of 1999. The principal amount of bonds outstanding as of July 31, 1999 was $73,720,000.

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

9. Long-term Debt

   On June 1, 1999, the Company borrowed $3 million unsecured principal amount of Scott County, Iowa Variable Rate Demand Industrial Waste Recycling Revenue Bonds Series 1999. The bonds require 15 annual principal payments of $200 thousand beginning on July 1, 2000. The variable interest rate is established by the remarketing agent based on the lowest weekly rate of interest which would permit the sale of the bonds at par, on the basis of prevailing financial market conditions. Interest is payable on the first business day of each calendar month. Interest rates on these bonds for the current fiscal year period have ranged from 3.0% to 3.7%.

   Long-term debt consists of the following:

                                                                       July 31,      October 31,
                                                                         1999           1998
                                                                     ------------   ------------

Revolving credit agreements ......................................   $     97,280   $     83,212
Convertible subordinated debentures ..............................         73,720         83,420
Term loan ........................................................          6,551          8,031
Bank borrowings due within one year ..............................          7,403         11,120
Industrial Revenue and Economic Development Bonds, unsecured, payable in annual installments through the year 2005, bearing
interest ranging from 6.50% to 8.375% ............................          3,275          3,275
State of Alabama Industrial Development Bonds ....................          4,755          4,755
Scott County, Iowa Industrial Waste Recycling Revenue Bonds ......          3,000             --
Other ............................................................          7,072          6,737
                                                                     ------------   ------------
                                                                     $    203,056   $    200,550
Less maturities due within one year included in current
liabilities ......................................................          8,628         12,248
                                                                     ------------   ------------
                                                                     $    194,428   $    188,302
                                                                     ============   ============

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

10.    Industry Segment Information

                                                                                          Corporate
        Three Months Ended               Engineered     Aluminum Mill    Engineered          and
          July 31, 1999                  Steel Bars    Sheet Products     Products         Other(1)     Consolidated
----------------------------------       ----------    --------------    ----------       ---------     ------------
                                                       (In thousands)
Net Sales:
 To unaffiliated companies .......        $ 75,637        $ 70,719        $ 60,263        $      0         $206,619
 Intersegment(2) .................           1,152           5,953               0          (7,105)              --
                                          --------        --------        --------        --------         --------
Total ............................        $ 76,789        $ 76,672        $ 60,263        $ (7,105)        $206,619
                                          ========        ========        ========        ========         ========

Operating income (loss) ..........        $ 16,829        $  4,002        $  4,898        $ (3,820)        $ 21,909
                                          ========        ========        ========        ========         ========

                                                                                          Corporate
        Three Months Ended               Engineered     Aluminum Mill    Engineered          and
          July 31, 1998                  Steel Bars    Sheet Products     Products         Other(1)    Consolidated
----------------------------------       ----------    --------------    ----------       ---------    ------------
                                                       (In thousands)
Net Sales:
 To unaffiliated companies ........        $ 80,018        $ 63,339        $ 61,497        $     0      $  204,854
 Intersegment(2) ..................             741           7,533              --         (8,274)             --
                                           --------        --------        --------        -------      ----------
Total .............................        $ 80,759        $ 70,872        $ 61,497        $(8,274)     $  204,854
                                           ========        ========        ========        =======      ==========

Operating income (loss)(3) ........        $ 14,638        $  3,225        $  1,137        $(1,067)     $   17,933
                                           ========        ========        ========        =======      ==========


                                                                                          Corporate
        Nine Months Ended                Engineered     Aluminum Mill    Engineered          and
          July 31, 1999                  Steel Bars    Sheet Products     Products         Other(1)     Consolidated
----------------------------------       ----------    --------------    ----------       ---------     ------------
                                                       (In thousands)
Net Sales:
 To unaffiliated companies ........        $212,584        $209,168        $170,849        $     --        $592,601
 Intersegment(2) ..................           4,161          15,791               1         (19,953)             --
                                           --------        --------        --------        --------        --------
Total .............................        $216,745        $224,959        $170,850        $(19,953)       $592,601
                                           ========        ========        ========        ========        ========

Operating income (loss) ...........        $ 42,446        $  9,201        $  7,735        $(10,839)       $ 48,543
                                           ========        ========        ========        ========        ========


                                                                                         Corporate
        Nine Months Ended                Engineered     Aluminum Mill    Engineered          and
          July 31, 1998                  Steel Bars    Sheet Products     Products         Other(1)     Consolidated
----------------------------------       ----------    --------------    ----------      ----------     ------------
                                                       (In thousands)
Net Sales:
 To unaffiliated companies ........       $ 247,446        $ 176,465       $ 165,353     $      --       $ 589,264
 Intersegment(2) ..................           2,357           17,209              --       (19,566)             --
                                          ---------        ---------       ---------     ---------       ---------
Total .............................       $ 249,803        $ 193,674       $ 165,353     $ (19,566)      $ 589,264
                                          =========        =========       =========     =========       =========

Operating income (loss)(3) ........       $  42,760        $    (438)      $   2,944     $  (8,439)      $  36,827
                                          =========        =========       =========     =========       =========


(1) Included in "Corporate and Other" are intersegment eliminations and corporate expenses

(2)  Intersegment sales are conducted on an arm's-length basis

(3) At the start of fiscal year 1999, Quanex changed its inventory valuation method for measuring segment results from LIFO to FIFO This change has no impact on consolidated results, which remain LIFO based. Prior year's data have not been restated, however, the following information is being provided to allow comparability. The effect on operating income of switching to FIFO method of inventory valuation for segment reporting during 1998 would have been as follows:

                                                                                                     Corporate
                                                     Engineered     Aluminum Mill    Engineered         and
                                                      Steel Bars   Sheet Products     Products          Other        Consolidated
                                                     -----------   --------------    ----------      ----------      ------------
Three months ended July 31, 1998                      $     --        $(1,400)        $    --        $    1,400        $     --
Nine months ended July 31, 1998                       $     --        $(1,891)        $  (165)       $    2,056        $     --

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The discussion and analysis of Quanex Corporation and its subsidiaries' (the "Company"'s) financial condition and results of operations should be read in conjunction with the July 31, 1999 and October 31, 1998 Consolidated Financial Statements of the Company and the accompanying notes.

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

RESULTS OF OPERATIONS

Overview

Summary Information as % of Sales:  (Dollars in millions)

                                                THREE MONTHS ENDED JULY 31,                     NINE MONTHS ENDED JULY 31,
                                               1999                    1998                     1999                   1998
                                       Dollar         % of     Dollar         % of     Dollar         % of     Dollar         % of
                                       Amount         Sales    Amount         Sales    Amount         Sales    Amount         Sales
                                       -------        -----    -------        -----    -------        -----    -------        -----

Net Sales                              $ 206.6         100%    $ 204.9         100%    $ 592.6         100%    $ 589.3         100%
  Cost of Sales                          161.1          78       164.5          80       470.0          79       485.2          82
  Sell., gen. and admin.                  12.0           6        11.7           6        39.5           7        35.0           6
  Deprec. and amort.                      11.6           5        10.8           5        34.6           6        32.3           6
                                       -------         ---     -------         ---     -------         ---     -------         ---
Operating Income                          21.9          11%       17.9           9%       48.5           8%       36.8           6%
Interest Expense                          (3.6)         (2)       (3.7)         (2)      (10.9)         (2)      (11.1)         (2)
Capitalized Interest                        .4           0         1.1           1         1.2           0         3.7           1
Other, net                                  .2           0          .5           0         1.1           0         1.8           0
Income tax expense                        (6.6)         (3)       (5.5)         (3)      (13.9)         (2)      (10.9)         (2)
                                       -------         ---     -------         ---     -------         ---     -------         ---

Income from continuing operations
                                       $  12.3           6%    $  10.3           5%    $  26.0           4%    $  20.3           3%
                                       =======                 =======                 =======                 =======

The Company achieved higher earnings for the third quarter and the nine-month period of fiscal 1999 compared with the same periods of fiscal 1998. The primary contributing factors were higher sales and operating efficiencies in the Nichols Aluminum division resulting from sales by Nichols Aluminum-Alabama, Inc. ("Nichols Aluminum Alabama") which was acquired in October 1998, increased sales of value added products, lower material costs, and other operating improvements achieved at most business units. Additionally, there were some benefits realized at the engineered steel bar business which amounted to approximately $2 million (pre-tax) as a result of an insurance recovery and a litigation settlement received during the first quarter of fiscal 1999.


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

      The following table sets forth selected operating data for the Company's three business segments:

                                              Three Months Ended         Nine Months Ended
                                                   July 31,                   July 31,
                                              1999         1998          1999         1998
                                               (In thousands)             (In thousands)

Engineered Steel Bars:
  Net sales ............................   $   76,789   $   80,759   $  216,745   $  249,803
  Operating income .....................       16,829       14,638       42,446       42,760
  Deprec. and amort.....................        4,056        3,384       12,168       10,146
  Identifiable assets ..................   $  231,962   $  207,496   $  231,962   $  207,496

Aluminum Mill Sheet Products:(1)
  Net sales ............................   $   76,672   $   70,872   $  224,959   $  193,674
  Operating income (loss) ..............        4,002        3,225        9,201         (438)
  Deprec. and amort.....................        3,112        2,719        9,370        8,187
  Identifiable assets ..................   $  197,355   $  160,154   $  197,355   $  160,154

Engineered Products:
  Net sales ............................   $   60,263   $   61,497   $  170,850   $  165,353
  Operating income .....................        4,898        1,137        7,735        2,944
  Deprec. and amort.....................        4,013        4,634       12,554       13,814
  Identifiable assets ..................   $  210,914   $  273,795   $  210,914   $  273,795

(1) 1999 results include Nichols Aluminum Alabama's operations acquired October 9, 1998. (See Note 3 to financial statements)

     The engineered steel bar business earned best-ever quarterly operating income in the three months ended July 31, 1999. For the nine months ended July 31, 1999, operating income was slightly below the same period ended 1998. Demand in the automotive and heavy truck markets continues to be strong, but other markets are experiencing fair to weak business conditions. This slowdown and global competition contributed to lower volumes and sales for engineered steel bars for the nine months ended July 31, 1999. Despite lower volume and net sales, operating income levels remained relatively strong. This is largely due to the lower material costs and increased sales of value-added products experienced during the first nine months of fiscal 1999 as compared to 1998. Additionally, there were some benefits realized which amounted to approximately $2 million (pretax) as a result of an insurance recovery and a litigation settlement received during the first quarter of fiscal 1999.

     The aluminum mill sheet business achieved increases in volume, net sales and operating income for the first nine months of fiscal 1999 as compared to the same period ended 1998. These increases were largely a result of the additional finishing capacity brought by the acquisition of Nichols Aluminum Alabama in October of 1998. All of Nichols' facilities are benefiting from the acquisition which allows them to realize gains and efficiencies obtainable by running at higher volumes and operating with greater flexibility. The casting plant is utilizing its two new rotary furnaces and dross recovery system to melt more economical aluminum scrap and improve the yield of scrap to molten metal. Continuous improvement projects are underway at Nichols' casting and finishing operations to identify and remove constraints throughout their manufacturing processes including restoration and improvement projects for the Alabama-based mill.

     The engineered products business reported improved operating income in the first nine months ended July 31, 1999 as compared to the same prior year period. The fabricated products division (AMSCO and Homeshield) of this business continued to realize strong demand in its primary homebuilding and remodeling markets. Also contributing to the business's better results are ongoing cost management, lower amortization, new product, and productivity improvement programs. At Piper Impact, new cellular manufacturing techniques are being implemented to further reduce costs and improve customer service. As of the end of May 1999, production has ceased at the Piper Utah facility and all of its operations have been consolidated in Mississippi. The Company is beginning to see higher sales levels of new products, especially at Piper Europe which have helped to offset lower demand for the older generation aluminum air bag components. Several other new applications for impact-extrusions are in various stages of development for both Piper Impact and Piper Europe.

Outlook

The Company currently expects that overall business levels for the remainder of fiscal 1999 should be similar to those experienced during 1998, excluding the one-time, mostly non-cash restructuring charge taken in the fourth quarter of fiscal 1998. The engineered products segment anticipates softening demand for aluminum air bag components partially offset by seasonally strengthening demand for fabricated residential building products. The improved spreads resulting from lower steel scrap for the first nine months of 1999 may not continue for the remainder of 1999 as steel scrap prices are higher. The Company also expects continued benefits to sales and earnings for the remainder of fiscal 1999 from the acquisition of Nichols Aluminum Alabama. Domestic and global market factors will impact the Company and any slowdown in the U.S. economy could adversely affect demand and pricing for many of the Company's products.

Fiscal Quarter and Nine months ended July 31, 1999 vs. 1998

Net Sales - Consolidated net sales for the three and nine months ended July 31, 1999, were $206.6 and $592.6 million, respectively, representing an increase of $1.8 million, or 1%, and an increase of $3.3 million, or 1%, when compared to consolidated net sales for the same periods in 1998. For the three months ended July 31, 1999, increased net sales in the aluminum mill sheet business were partially offset by lower net sales at the Company's engineered steel bar and engineered products businesses. For the nine months ended July 31, 1999, increased net sales at the aluminum mill sheet and engineered products businesses were partially offset by lower net sales at the Company's engineered steel bar business.

     Net sales from the Company's engineered steel bar business for the three and nine months ended July 31, 1999, were $76.8 and $216.7 million, respectively, representing a decrease of $4.0 million, or 5%, and $33.1 million, or 13%, when compared to the same periods last year. This decline was principally due to the reduced demand in some of the durable goods market, inventory adjustments by some customers and pricing pressures resulting from global sourcing of engineered bars and forged components.

     Net sales from the Company's aluminum mill sheet products business for the three and nine months ended July 31, 1999, were $76.7 and $225.0 million, respectively, representing an increase of $5.8 million, or 8%, and $31.3 million, or 16%, when compared to the same periods last year. This increase was largely due to the acquisition of Nichols Aluminum Alabama in October of 1998.

     Net sales from the Company's engineered products business for the three and nine months ended July 31, 1999, were $60.3 and $170.9 million, respectively, representing a decrease of $1.2 million, or 2%, and an increase of $5.5 million, or 3%, when compared to the same periods last year. The decrease in the three month period ended July 31, 1999 is largely due to decreased demand for older generation aluminum airbag components at the Piper facilities, partially offset by sales of new non-airbag products as well as increased demand for building and construction products in the Fabricated Products division. The increase in net sales for the nine months ended July 31, 1999 is due to increased sales at both Piper facilities as well as the Fabricated Products division due to comparatively strong demand for residential and automotive products.

     Operating income - Consolidated operating income for the three and nine months ended July 31, 1999, was $21.9 and $48.5 million, respectively, representing an increase of $4.0 million, or 22%, and $11.7 million, or 32%, when compared to the same periods last year. For the three months ended July 31, 1999, all business segments had increased operating income, partially offset by increased expenses at the corporate office. For the nine months ended July 31, 1999, the aluminum mill sheet and engineered products businesses had increased operating income, partially offset by lower operating income at the engineered steel bar business and higher expenses at the corporate office.

     Included in the Company's consolidated operating income is the impact of accounting for the LIFO valuation method of inventory (See Note 2 to the financial statements). At the start of fiscal year 1999, Quanex changed its inventory valuation method for measuring segment results from LIFO to FIFO. This change has no impact on consolidated results, which remain LIFO based. Prior year's data have not been restated. See Note 10 to the financial statements for further discussion.

     Operating income from the Company's engineered steel bar business for the three and nine months ended July 31, 1999, was $16.8 and $42.4 million, respectively, representing an increase of $2.2 million, or 15%, and a decrease of $.3 million, or 1%, when compared to the same periods last year. The increase in the three months ended July 31, 1999 compared to 1998 was largely due to the higher spreads resulting from lower material prices and increased sales of value-added products. The decrease in the nine months ended July 31, 1999 was due to reduced volume and net sales, largely offset by higher spreads and productivity improvements realized from the Phase III project completed in 1998. Additionally, approximately $2 million of benefits were realized as a result of an insurance recovery and a litigation settlement received in the first fiscal quarter of 1999.

      Operating income from the Company's aluminum mill sheet products business for the three and nine months ended July 31, 1999, was $4.0 and $9.2 million, respectively, representing an increase of $.8 million and $9.6 million compared to the same periods last year. This increase was largely due to higher sales and operating efficiencies realized from the acquisition of Nichols Aluminum Alabama and improved spreads resulting from lower aluminum scrap prices as well as benefits from the new rotary furnaces and the dross recovery system.

      Operating income from the Company's engineered products business for the three and nine months ended July 31, 1999, was $4.9 and $7.7 million, respectively, representing an increase of $3.8 million, or 331%, and $4.8 million, or 163%, when compared to the same periods last year. The improvement was largely due to increased sales at the Fabricated Products Division (AMSCO and Homeshield) for the three and nine month periods as well as at the Piper facilities for the nine month period. Additionally, this business experienced lower material costs which contributed to improved spreads, lower amortization expense and some success at cost management measures.

      In addition to the three operating segments mentioned above, operating expenses for corporate and other for the three and nine months ended July 31, 1999 was $3.8 and $10.8 million, respectively, compared to $1.1 and $8.4 million, respectively, for the same periods last year. Included in corporate and other are the corporate office expenses, impact of LIFO valuation method of inventory accounting and intersegment eliminations. (See notes 2 and 10 to the financial statements regarding LIFO valuation method of inventory accounting.)

     Selling, general and administrative expenses increased by $.4 million, or 3%, and $4.5 million, or 13%, respectively, for the three and nine months ended July 31, 1999, as compared to the same periods of last year. This increase is largely a result of the acquisition of Nichols Aluminum Alabama, Year 2000 readiness efforts, relocation expenses and consulting expenses for system implementations.

     Depreciation and amortization increased by $.8 million, or 7%, and $2.3 million, or 7%, respectively, for the three and nine months ended July 31, 1999, as compared to the same periods of last year. The increase is principally due to increased depreciation at the engineered steel bar and aluminum mill sheet products businesses for recently completed projects as well as the inclusion of Nichols Aluminum Alabama, which was acquired in October 1998, partially offset by lower amortization at the engineered products business.

     Interest expense remained relatively constant for the three and nine months ended July 31, 1999, as compared to the same periods of 1998.

     Capitalized interest decreased by $.7 and $2.5 million, respectively, for the three and nine months ended July 31, 1999, as compared to the same periods of 1998 primarily due to the completion of significant capital projects at MACSTEEL during 1998.

     Other, net decreased $.2 and $.7 million, respectively, for the three and nine months ended July 31, 1999, as compared to the same periods of 1998 primarily as a result of decreased investment income on lower cash balances.

     Income from continuing operations increased $2.0 million, or 20%, and $5.6 million, or 28%, respectively, for the three and nine months ended July 31,

1999, as compared to the same periods of 1998. The increase in the three month period was principally due to increased operating earnings from each of the Company's three operating segments. The increase in the nine month period was principally due to increased operating earnings from the Company's aluminum mill sheet products and the engineered products businesses while the engineered steel bar business had slightly lower operating earnings.

     Net income was $12.3 and $26.4 million, respectively, for the three and nine months ended July 31, 1999, compared to $10.3 and $33.9 million for the same periods of 1998. Included in net income for the first quarter of fiscal 1998 was $13.6 million of gain on the sale of discontinued operations, net of taxes. Included in net income for the second fiscal quarter of 1999 was $415 thousand of extraordinary gain on the early extinguishment of debt, net of taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $250 million unsecured Revolving Credit and Term Loan Agreement ("Bank Agreement"). There have been no significant changes to the terms of the Company's debt structure during the nine month period ended July 31, 1999. See Note 9 to the financial statements for detail regarding the outstanding borrowings under the Company's various facilities.

     On June 1, 1999, the Company borrowed $3 million unsecured principal amount of Scott County, Iowa Variable Rate Demand Industrial Waste Recycling Revenue Bonds Series 1999. The bonds require 15 annual principal payments of $200 thousand beginning on July 1, 2000. The variable interest rate is established by the remarketing agent based on the lowest weekly rate of interest which would permit the sale of the bonds at par, on the basis of prevailing financial market conditions. Interest is payable on the first business day of each calendar month.

      During the first nine months of fiscal 1999 the Company accepted unsolicited block offers to buy back $9.7 million principal amount of convertible subordinated debentures for $8.8 million in cash. An after tax extraordinary gain of $415 thousand was recorded on these transactions.

      At July 31, 1999, the Company had commitments of approximately $20 million for the purchase or construction of capital assets, primarily relating to the Company's continued expansions at MACSTEEL and Piper Impact. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.

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

Operating Activities

Cash provided by operating activities during the nine months ended July 31, 1999 was $60.3 million. This represents an increase of $7.8 million, or 15%, compared to the nine months ended July 31, 1998. This increase is primarily a result of several factors including:

1) increased cash resulting from the improved operating earnings of the first nine months of fiscal 1999 compared to the same period of 1998 and

2) lower taxes paid in the nine month period ended July 31, 1999 compared to 1998, (higher tax payments were made in the nine months ended 1998 due largely to the gain on the sale of discontinued operations).

Investment Activities

Net cash used by investment activities during the nine months ended July 31, 1999 was $44.7 million compared to $10.7 million for the same period of 1998. Fiscal 1998 cash from investing activities included proceeds from the sale of the Tubing Operations of $31.4 million. Capital expenditures and other investment activities increased $2.6 million in the nine month period ended July 31, 1999 as compared to the same period of 1998. The Company estimates that fiscal 1999 capital expenditures will approximate $55 to $60 million.

Financing Activities

Net cash provided by financing activities for the nine months ended July 31, 1999 was $16 thousand, compared to $14.0 million used for the same prior year period. The Company borrowed $14.2 million during the first nine months of fiscal 1999, as compared to the repayment of $10.4 million during the same period last year. During 1999, the Company purchased $9.7 million principal value of its subordinated debentures for $8.8 million in cash. In addition, cash provided by the issuance of common stock was $1.7 million less in the nine months ended July 31, 1999 as compared to the same prior year period.

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

2.   Assessment of all systems for Year 2000 compliance

3. Development of a project schedule for remediation or replacement of non-compliant systems

4.   Development of a project schedule for testing the compliant systems

5. Development of a list of significant vendors/suppliers for surveying their Year 2000 readiness efforts

     The Year 2000 issue is being addressed within the Company by its individual business units, and progress is reported periodically to management. The Company has committed necessary resources to conduct risk assessment and to take corrective actions, where required.

Business and Information Systems (Information Technology Systems)

Engineered Steel Bars Segment:

Engineered Steel Bars Segment has completed the inventory, assessment, remediation/replacement and testing phases for all systems with the exception of the Payroll and Human Resources Management system. The Payroll and Human Resources Management system is expected to be remediated and tested by October 1999 for this segment.

Aluminum Mill Sheet Products Segment:

Aluminum Mill Sheet Products segment upgraded its main business system and tested it for Y2K compliance as planned in July 1999. All other critical business systems, with the exception of the Payroll and Human Resources Management system, have been inventoried, assessed, remediated or replaced and tested for Y2K compliance. The Payroll and Human Resources Management system is expected to be remediated or replaced and tested by October 1999.

Engineered Products Segment:

Engineered Products Segment has finished the inventory and assessment phases for all business systems. Fabricated Products Division has remediated or replaced 95 percent of its critical business systems. Upgrading the balance of the systems, and testing of all IT Systems is scheduled to be complete by October 1999. Piper Impact is approximately 90 percent finished in the process of implementing an Enterprise Resource Planning ("ERP") system. Completion of this implementation, including testing, is projected to occur by the end of September 1999. Remediation/replacement and testing of remaining business systems at Piper are at different stages of completion, ranging from 75 to 90 percent. It is anticipated that remediation, replacement and testing of all critical business systems will be complete by October 1999.

Non-Information Technology Systems

For Non-IT systems, the inventory phase is complete at all business segments. The Company is relying on a combination of vendor certification and internal testing for assessment phase. At Engineered Steel Bars Segment, assessment, replacement, and testing phases have been completed on all the critical systems. Assessment and testing, with corrective action as required, at the other two business segments is ranging between 60 and 80 percent accomplished, with anticipated completion by October 31, 1999.

Third Party Relationships

The Company's business units are in the process of surveying the Year 2000 readiness efforts of critical external parties, including suppliers and customers. Approximately 700 major suppliers have been contacted. Over 70 percent have responded, with varying levels of readiness being reported. Follow-up surveys and risk assessments are expected to be complete by the end of September 1999. Monitoring risk in this area will continue through the fourth quarter of 1999, as many suppliers will not have completed their Year 2000 readiness efforts until such time.

     A survey of major customers' Year 2000 readiness efforts is in progress. Approximately 500 major customers have been contacted. Less than 50 percent have responded. Monitoring and risk assessment will continue through the fourth quarter of 1999.

Contingency Planning

The Company is developing contingency plans intended to mitigate possible disruption in business operations that may result from the Year 2000 issue. All of the business units have completed an initial draft of such plans. These plans include stockpiling necessary materials and inventories, securing alternate sources of supply, adjusting facility shutdown and start-up schedules, development of manual procedures to execute transactions and complete processes and other appropriate measures. Once developed, contingency plans will be continually refined, as additional information becomes available.

Independent Verification and Validation

The Company commissioned a third party review of its Y2K program. Detailed interviews were conducted at the Company's Group and Corporate offices, and at most plant locations. The results of this review highlighted the progress being made and pointed out areas where additional resources were needed. As a result of the review, the Company augmented the staff resources working on the Y2K program with several experienced Y2K project managers and technicians in order to address the requirements identified. The Company also retained a consultant to provide Y2K Program coordination support for the Corporate Office, and to assist in the audit of readiness efforts at the business segments.

Cost

Year 2000 activities and associated costs are being managed within each business unit. The historical costs of remediation and other activities directly connected with Year 2000 issues incurred as of July 31, 1999 were $1.8 million. The timing of these expenses may vary and is not necessarily indicative of readiness efforts or progress to date. Not included in these historical costs are expenditures associated with normal upgrades and acquisition or implementation of new business systems planned for other business reasons and not accelerated due to Year 2000 issues. As of now, the Company's best estimate of total costs directly related to Year 2000 issues, is between $2 and $3 million.

Risks

The Company is a diversified and decentralized company comprised of three business segments. Each of these segments has multiple operating units, resulting in thirteen separate Year 2000 Plans. The Company does not have standardized systems throughout Quanex Corporation and its subsidiaries. This diversification has allowed the Company to spread the risk of the Year 2000 issue, since no one system is responsible for the entire financial and operational needs of the Company.

     While the diversification reduces the risk of a material Year 2000 issue affecting the entire Company, this same diversification increases the possibility that the Year 2000 issue will cause a problem at one or more units since many more systems exist than in a centralized environment. Management is addressing this issue by requiring regular periodic reporting from each business unit and monitoring the progress with follow-up review by independent consultants. However, if implementation of the ERP systems at Piper Impact is not completed in a timely manner, contingency plans will be implemented to minimize disruptions in business operations that may result from the Year 2000 issue.

     The Company relies on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect the Company's operations. While each business unit is evaluating the status of its major suppliers' Year 2000 readiness efforts and develop contingency plans to manage the risk, it cannot eliminate the potential for disruption due to third party failures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company holds certain floating-rate obligations. The exposure of these obligations to increases in short-term interest rates is limited by interest rate swap agreements entered into by the Company. These swap agreements effectively fix the interest rate on all of the Company's variable rate debt, thus limiting the potential impact that increasing interest rates would have on earnings. At October 31, 1998 the unrealized losses related to the interest rate swap agreements were $8.5 million. As of July 31, 1999, the unrealized losses related to the interest rate swap agreements were $1.7 million. It should be noted that any change in value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

Other than the item mentioned above, there were no other material quantitative or qualitative changes during the first nine months of fiscal 1999 in the Company's market risk sensitive instruments.

                          PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

On or about May 26, 1999, the federal government filed in the United States District court for the Southern District of Texas a complaint and proposed consent decree with respect to alleged violations of the Clean Water Act by the Company and Vision Metals, Inc. at the Company's former facility in Rosenberg, Texas. Among other things, the complaint alleged that during the Company's ownership the plant had discharged water which contained pollutants at levels greater than applicable effluent limits, had not appropriately monitored its discharges, and had not adequately notified the federal Environmental Protection Agency of exceedances. Under the consent decree, which is subject to public comment and approval of the court, all of the complaint's allegations against the Company would be settled by payment of a civil penalty in the amount of $466,421. The Company tendered this matter to Vision Metals for defense and indemnification pursuant to the purchase agreement by which Vision Metals acquired the Rosenberg facility and assumed certain environmental liabilities. Vision Metals has accepted the Company's tender without reservation. The court approved and entered the consent decree on or about August 2, 1999.

Item 6 - Exhibits and Reports on Form 8-K.

     Exhibit 3 Amended and Restated Bylaws of the Registrant, as amended through August 26, 1999.

     Exhibit 27  Financial Data Schedule - July 31, 1999.

As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed with this Quarterly Report on Form 10-Q certain instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.


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


                                       QUANEX CORPORATION


                                       /s/ Viren M. Parikh
                                       -----------------------------------------
                                       Viren M. Parikh
                                       Controller (Chief Accounting Officer)


Date  September 10,1999

                                INDEX TO EXHIBITS



   EXHIBIT
   NUMBER             DESCRIPTION
   -------            -----------

     3 Amended and Restated Bylaws of the Registrant, as amended through August 26, 1999.

     27   Financial Data Schedule - July 31, 1999.