Form 10-K
period 1999-10-31
QUANEX CORP
filed 2000-01-07
CIK 276889

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates as of December 31, 1999, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $358,765,289. Such calculation assumes only the registrant's officers and directors were affiliates of the registrant.

     At December 31, 1999, there were outstanding 14,351,225 shares of the registrant's Common Stock, $.50 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement, to be filed with the Commission within 120 days of October 31, 1999, for its Annual Meeting of Stockholders to be held on February 23, 2000, are incorporated herein by reference in Items 10, 11, 12, and 13 of Part III of this Annual Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.   Business....................................................     1
          General.....................................................     1
          Manufacturing Processes, Markets and Product Sales by
          Business Segment............................................     2
          Raw Materials and Supplies..................................     6
          Backlog.....................................................     6
          Competition.................................................     6
          Sales and Distribution......................................     6
          Seasonal Nature of Business.................................     6
          Service Marks, Trademarks, Trade Names and Patents..........     7
          Research and Development....................................     7
          Environmental Matters.......................................     7
          Employees...................................................     8
          Financial Information About Foreign and Domestic
          Operations..................................................     8
Item 2.   Properties..................................................     9
Item 3.   Legal Proceedings...........................................    10
Item 4.   Submission of Matters to a Vote of Security Holders.........    10

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related Security
          Holder Matters..............................................    10
Item 6.   Selected Financial Data.....................................    11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    13
Item 7A.  Quantitative/Qualitative Disclosure.........................    21
Item 8.   Financial Statements and Supplementary Data.................    24
Item 9.   Disagreements on Accounting and Financial Disclosure........    58

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    58
Item 11.  Executive Compensation......................................    58
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    58
Item 13.  Certain Relationships and Related Transactions..............    58

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    59

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Quanex was organized in 1927 as a Michigan corporation under the name Michigan Seamless Tube Company. The Company reincorporated in Delaware in 1968 under the same name and then changed its name to Quanex Corporation in 1977. The Company's executive offices are located at 1900 West Loop South, Suite 1500, Houston, Texas 77027. References made to the "Company" or "Quanex" include Quanex Corporation and its subsidiaries unless the context indicates otherwise.

     Quanex is a technological leader in the production of value-added engineered carbon and alloy steel bars, aluminum flat-rolled products, and precision-formed metal products. The Company uses state-of-the-art manufacturing technologies, low-cost production processes, and engineering and metallurgical expertise to provide customers with specialized products for specific applications. These capabilities also provide Quanex with unique competitive advantages.

     The Company seeks to reduce the impact of cyclical economic downturns on its operations by serving diverse markets. These markets include the transportation industry, the industrial machinery and capital equipment industries, the homebuilding and remodeling industries, defense industries, and other commercial markets.

     The Company's future growth strategy is focused on the continued penetration of higher margin markets, continued expansion of its aluminum and steel manufacturing operations, expansion of precision-formed, value-added metal products, and niche acquisitions.

     In October 1998, Quanex completed the purchase of Decatur Aluminum Corporation, an aluminum sheet manufacturer in Decatur, Alabama, for approximately $19 million. The newly acquired company, renamed Nichols Aluminum-Alabama, Inc. (Nichols Aluminum Alabama), includes cold rolling and finishing operations and a wide-width paint line that allows it to produce painted or coated aluminum sheet, a premium value-added product. This acquisition significantly expanded the aluminum mill sheet products segment's overall cold-rolling capacity, effectively utilizing most of the 400-million pounds of current casting capacity.

     On December 15, 1999, the Company announced that it had signed a contract to acquire the assets of Alcoa's Fort Lupton, Colorado-based aluminum sheet production facility for $8 million plus working capital value which is estimated at $17 million. Consummation of the sale is subject to government approval.

     The acquisition of the Fort Lupton mill will increase the casting, cold-finishing and value-added painting capacities of Nichols Aluminum, Quanex's aluminum sheet business. The Fort Lupton mill can produce more than 40-million pounds annually of high-grade aluminum sheet for a variety of applications, including beverage cans and other food packaging, home furnishing, and other consumer durable products.

     The Company also has invested significantly in technologically advanced continuous manufacturing processes to meet demanding quality specifications and to achieve additional cost efficiencies. In its MACSTEEL operations, rotary centrifugal continuous casters are used with an in-line manufacturing process to produce bearing grade and aircraft quality, seam-free, engineered carbon and alloy steel bars that enable Quanex to participate in higher margin markets. Since 1992, the Company has invested more than $169 million to enhance its steel manufacturing and refining processes, to improve rolling and finishing capability, and to expand manufacturing capacity at its MACSTEEL operations to approximately 620,000 tons per year. Phases I through IV of the MACSTEEL expansions have been completed. In Phase IV of these expansions, finished during 1999, the Company installed an additional cold finishing line at each of the MACSTEEL plants in Jackson, Michigan, and at Ft. Smith, Arkansas. This project doubled the shipping capacity of MACPLUS cold finished bars, a premium value-added product, to more than 180,000 tons annually. In October 1998, the Company announced its Phase V program, which will increase engineered steel bar shipping capacity by approximately 13% to 700,000 tons annually. Phase V also includes smaller projects at MACSTEEL Heat Treating, based in Huntington, Indiana, where a third processing line is being built, and at Kenosha, Wisconsin-based MACSTEEL NitroSteel, where efficiency enhancing equipment has been installed. Phase V is expected to be complete by year-end 2000.

     In November 1998 the Aluminum Mill Sheet Products segment completed construction of two rotary furnaces and upgraded the dross processing equipment at its casting plant. The $12 million expansion now allows the Company's Nichols Aluminum Division to use less costly scrap, resulting in lower raw material costs, improved yields of scrap to molten metal, and improved efficiency through more flexible operations.

     The Company's businesses are managed on a decentralized basis. Each operating group has administrative, operating and marketing functions. Financial reporting systems measure each group's return on investment, and the Company seeks to reward superior performance with incentive compensation, which is a significant portion of total employee compensation. Intercompany sales are conducted on an arms-length basis. Operational activities and policies are managed by both corporate officers and key division executives. Also, a small corporate staff provides corporate accounting, financial and treasury management, tax, and human resource services to the operating divisions.

MANUFACTURING PROCESSES, MARKETS, AND PRODUCT SALES BY BUSINESS SEGMENT

     The Company's operations are grouped into three business segments: (i) engineered steel bars, (ii) aluminum mill sheet products, and (iii) engineered products. General corporate expenses are classified as other operations.

     Information with respect to major markets for the Company's products, expressed as a percentage of consolidated net sales, is shown under the heading "Sales by Major Markets" as set forth below. For financial information regarding each of Quanex's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and Note 13 to the Consolidated Financial Statements. Although Quanex has attempted to estimate its sales by product and market categories, many products have multiple end uses for several industries and sales are not recorded on the basis of product or market categories. A portion of sales is made to distributors who sell to different industries. Net sales by principal market are based upon the total dollar volume of customer invoices. For the year ended October 31, 1999, one customer, Autoliv Inc., accounted for 12% of Company sales.

     Quanex operates 13 manufacturing facilities in eight states in the United States and one plant in Zwolle, The Netherlands. These facilities feature efficient plant design and flexible manufacturing processes, enabling the Company to produce a wide variety of products for various industries and applications. The Company is generally able to maintain minimal levels of finished goods inventories at most locations because it typically manufactures products to customer specifications upon order.

                             SALES BY MAJOR MARKETS

                                                                                         SALES ($ MILLIONS)
                                                                             ------------------------------------------
                                                                                   FISCAL YEAR ENDED OCTOBER 31,
                                 MARKET                                      ------------------------------------------
MARKETS                        DESCRIPTION             QUANEX PRODUCTS        1999     1998     1997     1996     1995
-------                  -----------------------   -----------------------   ------   ------   ------   ------   ------
TRANSPORTATION           Auto/Truck                Steel bars,               $384.1   $352.9   $322.3   $207.2   $170.9
                                                   impact-extruded             47.4%    44.2%    43.2%    33.4%    28.3%
                                                   components, aluminum
                                                   sheet
                         Other Transportation      Steel bars, treated       $ 30.1   $ 31.8   $ 32.8   $ 22.0   $ 23.1
                                                   tubes
                         (including                and bars, aluminum           3.7%     4.0%     4.4%     3.6%     3.8%
                         ship/railroad,            sheet
                         recreational vehicles
                         and military
                         transportation)
                                                   TOTAL                     $414.2   $384.7   $355.1   $229.2   $194.0
                                                   TRANSPORTATION              51.1%    48.2%    47.6%    37.0%    32.1%
ALUMINUM                 Residential and           Aluminum sheet,           $293.9   $334.8   $327.5   $313.1   $331.6
BUILDING                 Commercial Building       fabricated aluminum         36.3%    42.0%    43.9%    50.5%    54.9%
PRODUCTS                 Materials, Other          products, aluminum
                                                   coil, coated aluminum
                                                   coil
INDUSTRIAL               General Industrial        Specialized forgings,     $ 37.8   $ 29.9   $ 24.9   $ 47.4   $ 59.9
MACHINERY AND            Machinery (including      impact-extruded              4.7%     3.8%     3.3%     7.6%     9.9%
                                                   products,
CAPITAL EQUIPMENT        mining, agriculture and   steel bars
                         construction)
                         Capital Equipment         Steel bars, treated       $ 12.3   $ 10.4   $ 17.5   $ 22.0   $ 13.1
                                                   bars
                         (including material       and tubes, partition         1.5%     1.3%     2.4%     3.6%     2.2%
                         handling, machine         products,
                         tools, and                impact-extruded
                         office/household)         products
                                                   TOTAL INDUSTRIAL          $ 50.1   $ 40.3   $ 42.4   $ 69.4   $ 73.0
                                                   MACHINERY AND                6.2%     5.1%     5.7%    11.2%    12.1%
                                                   CAPITAL EQUIPMENT
OTHER                                                                        $ 51.9   $ 37.7   $ 21.1   $  8.4   $  5.4
                                                                                6.4%     4.7%     2.8%     1.3%      .9%
                                                   TOTAL SALES               $810.1   $797.5   $746.1   $620.1   $604.0
                                                                              100.0%   100.0%   100.0%   100.0%   100.0%

  Engineered Steel Bars

     The Company's Engineered Steel Bars segment comprises engineered steel bar operations, steel bar and tube heat treating services, and steel bar and tube corrosion and wear resistant finishing services.

     The Company's engineered steel bar operations are conducted through its MACSTEEL division, consisting of two plants located in Ft. Smith, Arkansas, and Jackson, Michigan. These plants manufacture hot finished, precision engineered, carbon and alloy steel bars. The Company believes that MACSTEEL has the only two plants in North America using continuous rotary centrifugal casting technology. This casting process produces seam-free bars, without surface defects or inclusions, thereby reducing the need for subsequent surface conditioning. The continuous casting and automated in-line manufacturing operations at the MACSTEEL plants substantially reduce labor and energy costs by eliminating the intermittent steps that characterize manufacturing operations at most larger, and particularly integrated steel mills. The Company typically sells only complete heat lots, or batches, which are made to specific customer requirements. Heat lots average 45 tons at the Jackson plant and 50 tons at the Ft. Smith plant.

     MACSTEEL produces various grades of customized engineered steel bars by melting steel scrap and casting it in a rotary centrifugal continuous caster. MACSTEEL's molten steel is further processed through secondary refining processes that includes argon stirring, ladle injection, and vacuum arc degassing prior to casting. These processes enable MACSTEEL to produce higher quality, "cleaner" steels.

     As a result of its state-of-the-art continuous manufacturing technology, which reduces labor, energy and process yield loss, the Company believes that MACSTEEL is one of the lowest cost producers of precision engineered carbon and alloy steel bars. The Company believes that energy costs at MACSTEEL are significantly lower than those of its competitors because its bars are moved directly from the caster to the rolling mill before cooling, eliminating the need for costly reheating. MACSTEEL's low unit labor costs are achieved with its highly automated manufacturing process, enabling it to produce finished steel bars using less than two man-hours of labor per ton compared with an estimated average of four to five man-hours per ton for U.S. integrated steel producers.

     MACSTEEL products are custom manufactured for customers in the passenger car, light truck, sport utility vehicle (SUVs), heavy truck, anti-friction bearing, off-road and farm equipment, defense, capital equipment, and seamless tubular industries. These industries use engineered steel bars in critical applications such as camshafts, crankshafts, transmission gears, wheel spindles and hubs, bearing cages and rollers, steering components, hydraulic mechanisms and seamless tube production. Also, MACSTEEL engineered steel bars are used for the manufacture of components for safety critical steel air bag inflators at the Company's plant in New Albany, Mississippi.

     Also included in the Engineered Steel Bars segment is a heat treating plant in Huntington, Indiana ("Heat Treat"), and a plant in Kenosha, Wisconsin, that improves the wear and corrosion resistance properties of steel bars and tubes ("NitroSteel").

     The Heat Treat facility uses custom designed, in-line equipment to provide tube and bar heat treating and related services, such as quench and temper, stress relieving, normalizing, "cut-to-length", and metallurgical testing. This plant serves customers in the energy, automotive, ordnance and mining markets.

     The NitroSteel plant processes steel bars and tubes using the patented Nitrotec treatment to improve corrosion and wear resistance while providing an environmentally friendly, non-toxic alternative to chrome plating. NitroSteel's products are made for specific customer applications and sold into fluid power markets.

  Aluminum Mill Sheet Products

     The Company's Aluminum Mill Sheet Products segment comprises aluminum sheet continuous casting operations and cold rolling, annealing, painting, and other finishing operations through its Nichols Aluminum Division (Nichols).

     Nichols manufactures mill finished and coated aluminum sheet for the home improvement, residential and light commercial construction, transportation, appliance, and service center markets. The division comprises four plants: a thin-slab casting and hot rolling mill (NAC) located in Davenport, Iowa, and three cold rolling and finishing plants located in Davenport, Iowa (NAD), Lincolnshire, Illinois (NAL), and Decatur, Alabama (NAA).

     NAC's mini-mill uses a single, in-line casting process that can produce 400 million pounds of reroll (hot-rolled aluminum sheet) annually. The mini-mill converts aluminum scrap to sheet through melting, continuous casting, and in-line hot rolling processes. NAC has shredding and blending capabilities, including two rotary barrel furnaces, that broaden its sources of raw material and allow it to melt lower grades of scrap. Delacquering equipment improves the quality of the raw material before it reaches the melting furnaces by burning off combustibles in the scrap. Scrap is blended using computerized processes to most economically achieve the desired molten aluminum alloy composition. The molten metal flows into a Hazelett thin-slab caster, which casts an aluminum slab up to 52 inches wide and .75 inches thick. The slab is fed directly to a hot mill where three in-line rolling stands reduce the slab to gauges as thin as
 .045 inches. This hot rolling process substantially reduces subsequent cold rolling requirements. NAC also has an efficient, in-house dross recovery system to improve raw material yields.

     The Company believes the combination of capacity increases and technological enhancements directed at producing higher quality reroll results in a significant manufacturing advantage with savings derived from reduced raw material costs, optimized scrap utilization, reduced unit energy cost, reduced cold rolling requirements and lower labor costs.

     Further processing of the reroll occurs at the NAD, NAL or NAA plants, where customers' specific product requirements can be met through cold rolling to various gauges, annealing for additional mechanical and formability properties, tension leveling to improve the flatness of the sheet, and slitting to specific widths. Products at the NAD and NAA plants can also be custom painted, an important value-added feature for the applications of certain customers in building products, transportation, and appliance markets.

  Engineered Products

     The Company's Engineered Products segment consists of impact extrusion operations for primarily aluminum and steel products, which are produced at Piper Impact facilities, and aluminum and steel fabrication operations conducted at the Fabricated Products Division.

     The Piper Impact division comprises Piper Impact, which includes two impact-extrusion facilities in New Albany, Mississippi, dedicated to steel and aluminum products, and Piper Impact Europe, with an aluminum impact-extrusion facility in Zwolle, The Netherlands. Fabricated Products comprises the AMSCO plant in Rice Lake, Wisconsin, and two Homeshield Fabricated Products ("HFP") plants in Chatsworth, Illinois, that manufacture precision-formed metal products.

     Piper Impact and Piper Impact Europe are technological leaders in the manufacture of custom designed, impact extruded aluminum and steel parts for transportation, electronics, defense, and other commercial applications. Piper Impact's operations use impact extrusion technology to produce highly engineered, near-net shaped components from aluminum and steel bar slugs. The pressure resulting from the impact of the extrusion presses causes metal to flow into the desired shape. This cost efficient, cold-forming of the metal results in a high quality, work hardened product with a superior finish. Products may be further processed with heat treating and precision machining. The parts are then delivered to customers' assembly lines, requiring little or no additional processing. The majority of Piper Impact's sales are to one customer, Autoliv Inc., for use in automotive air bag systems.

     During 1997 the Company completed the construction of a greenfield manufacturing facility in New Albany, Mississippi, for the production of highly engineered, impact-extruded steel parts. Piper Impact's steel products plant was part of a two-year, $42 million capital project to provide capacity for new customer programs primarily for the automotive air bag systems market. This includes passenger and side-impact air bags, "smart" bags with adjustable inflation force, and those with alternative inflation technologies. The Company believes that this project will provide Piper Impact with the technology and additional capacity for advanced applications, improved customer service, and cost effective manufacturing processes, thereby improving competitiveness and long-term growth opportunities.

     The Fabricated Products Division manufactures aluminum window and patio door screens, window frames, and a broad line of custom designed, roll formed products and stamped shapes for manufacturers of premium wood windows and vinyl windows for the home improvement, residential, and commercial construction markets. AMSCO combines strong product design and development expertise with reliable, just-in-time delivery. HFP also coats and/or paints aluminum sheet in many colors, sizes, and finishes, and it fabricates aluminum coil into rain carrying systems, soffit, exterior housing trim and roofing products.

RAW MATERIALS AND SUPPLIES

     The Company's MACSTEEL plants purchase on the open market their principal raw material, steel scrap or substitutes such as pig iron, beach iron and hot briquetted iron. Collection and transportation of these raw materials to Company plants can be adversely affected by extreme weather conditions. Prices for scrap also vary in relation to the general business cycle, typically declining in periods of slow economic activity.

     Nichols' principal raw material is aluminum scrap purchased on the open market, which can also be adversely affected by weather. Nichols purchases and sells in limited quantities aluminum ingot futures contracts on the London Metal Exchange to hedge against fluctuations in the price of aluminum scrap required to manufacture products for fixed-price sales contracts.

     In the Engineered Products Group, Piper Impact's raw material consists of aluminum bars and slugs that it purchases on the open market and steel bars that it purchases from MACSTEEL. Piper Impact Europe purchases its raw material, aluminum slugs and steel sheet, on the open market in Europe and in the United States. Fabricated Products' primary raw material is coated and uncoated aluminum sheet purchased primarily from Nichols Aluminum.

BACKLOG

     At October 31, 1999, Quanex's backlog of orders to be shipped in the next twelve months was $164.1 million. This compares to $183.8 million at October 31, 1998. Because many of the markets in which Quanex operates have short lead times, the Company does not believe that backlog figures are reliable indicators of annual sales volume or operating results.

COMPETITION

     The Company's products are sold under highly competitive conditions. Quanex competes with a number of companies, some of which have greater financial and other resources. Competitive factors include product quality, price, delivery, and ability to manufacture to customer specifications. The amounts of engineered steel bars, aluminum mill sheet products, and engineered products made by the Company represent a small percentage of annual domestic production.

     The Company's engineered bar plants compete primarily with two large integrated steel producers, two large non-integrated steel producers, and two smaller companies. Although these producers may be larger and have greater resources than the Company, Quanex believes that the technology used at MACSTEEL facilities permits it to compete effectively in the markets it serves.

     The Company's aluminum mill sheet businesses compete with many small and large aluminum sheet manufacturers. Some of these competitors are divisions or subsidiaries of major corporations with substantially greater resources than the Company. The Company also competes with major aluminum producers in coil-coated and mill finished products, primarily on the basis of the breadth of product lines, the quality and responsiveness of its services, and price.

     The Company's Engineered Products Group competes with many small metal fabricators and impact extruders, primarily on the basis of custom engineering, quality, service, and price.

SALES AND DISTRIBUTION

     The Company's three businesses have sales organizations with sales representatives in many parts of the U. S. MACSTEEL sells hot rolled and cold finished engineered steel bars primarily to original equipment manufacturers
(OEMs) through its sales organization and manufacturers' representatives. Nichols' products are sold directly to OEMs and through metal service centers. The Company's engineered products are sold primarily to OEMs, except for some residential building products, which are also sold through distributors.

SEASONAL NATURE OF BUSINESS

     With the exception of impact extrusions, which are not a seasonal business, the Company's aluminum mill sheet and Fabricated Products businesses are seasonal. The primary markets of these businesses are in the Northeast and Midwest regions of the United States, where winter weather reduces homebuilding and home improvement activity. Historically in these businesses, lowest sales have occurred during the Company's first fiscal quarter. Profits for the operations in these businesses tend to be lower in quarters with lower sales because a high percentage of their manufacturing overhead and operating expense is due to labor and other costs that are generally fixed throughout the year. The other businesses in which the Company competes are generally not seasonal. However, due to the holidays in the Company's first fiscal quarter and steel plant shutdowns for vacations and maintenance in the Company's third fiscal quarter, sales have historically been lower in those periods. As a result of these trends, combined with the effects of seasonality, the Company generally expects that, absent unusual activity or changes in economic conditions, its lowest sales will occur in the first fiscal quarter.

SERVICE MARKS, TRADEMARKS, TRADE NAMES, AND PATENTS

     The Company's Quanex, Quanex design, Seam-Free design, NitroSteel, MACGOLD, MACSTEEL, MACSTEEL design, MAC+, Ultra-Bar, Homeshield, Homeshield design, and "The Best Alloy & Specialty Bars" marks are registered trademarks or service marks. The Company's Piper Impact name is used as a service mark, but is not yet registered in the United States. The trade name Nichols-Homeshield and the Homeshield and the Homeshield design trademarks are used in connection with the sale of the Company's aluminum mill sheet products and residential building products. The Homeshield, Piper Impact, MACSTEEL and Quanex word and design marks and associated trade names are considered valuable in the conduct of the Company's business. The businesses conducted by the Company generally do not depend upon patent protection. Although the Company holds numerous patents, in many cases the proprietary technology that the Company has developed for using the patents is more important than the patents themselves.

RESEARCH AND DEVELOPMENT

     Expenditures for research and development of new products or services during the last three years were not significant. Although not technically defined as research and development, a significant amount of time, effort and expense is devoted to custom engineering and qualifying the Company's products for specific customer applications.

ENVIRONMENTAL MATTERS

     As a manufacturer of specialized metal products, Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. Quanex is required to make capital and other expenditures on an ongoing basis in order to satisfy such requirements. The cost of environmental matters has not had a material adverse effect on Quanex's operations or financial condition in the past, and management is not aware of any existing conditions that it currently believes are likely to have a material adverse effect on Quanex's operations or financial condition.

     Under applicable state and federal laws, the Company may be responsible for, among other things, all or part of the costs required to remove or remediate wastes or hazardous substances at locations Quanex has owned or operated at any time. The Company is currently participating in environmental assessments and remediation at a number of those locations.

     From time to time, Quanex also has been alleged to be liable for all or part of the costs incurred to clean up third-party sites where it is alleged to have arranged for disposal of hazardous substances. The Company's allocable share of liability at those sites, taking into account the likelihood that other parties will pay their shares, has not been material to its operations or financial condition.

     Total remediation reserves, at October 31, 1999, for Quanex's current plants, former operating locations, and disposal facilities were approximately $20 million. Of that, approximately 80% is allocated to cleanup of historical soil and groundwater contamination and other corrective measures at a plant operated by the Company's Piper Impact subsidiary in New Albany, Mississippi. Depending upon such factors as the nature and extent of contamination, the cleanup technologies employed, and regulatory concurrences, final remediation costs may be more or less than amounts accrued; however, management believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities.

     Environmental agencies continue to develop regulations implementing the Federal Clean Air Act. Depending on the nature of the regulations adopted, Quanex may be required to incur additional capital and other expenditures sometime in the next several years for air pollution control equipment, to maintain or obtain operating permits and approvals, and to address other air emission-related issues. The Company incurred capital expenditures totaling approximately $20 million between 1996 and 1998 to meet those requirements. That amount included spending toward a significant upgrade to pollution control systems at MACSTEEL to ensure compliance with the air standards. Based upon its analysis and experience to date, Quanex does not believe that its compliance with Clean Air Act requirements will have a material effect on its operations or financial condition.

     Quanex incurred approximately $7 million and $23 million during fiscal 1999 and 1998, respectively, in expenses and capital expenditures in order to comply with existing or proposed environmental regulations. The 1998 amount includes funds spent in connection with a significant upgrade to pollution control systems at MACSTEEL. The Company estimates spending of approximately $7 million at various of its facilities during fiscal 2000 for continuing compliance with environmental regulations. Future expenditures relating to environmental matters will necessarily depend upon the application to Quanex and its facilities of future regulations and government decisions. Quanex will continue to have expenditures in connection with environmental matters beyond 2000, but it is not possible at this time to reasonably estimate the amount of these expenditures.

EMPLOYEES

     At October 31, 1999, the Company employed 3,345 persons. Of the total employed, 37% were covered by collective bargaining agreements. A five-year contract was ratified by the United Steel Workers representing 190 employees at MACSTEEL's Michigan plant as of February 28, 1999. In January 1999, the production and maintenance employees at the MACSTEEL Arkansas plant voted to have the United Steel Workers as their bargaining representative. Negotiations of the first contract are ongoing. On June 30, 2000, the CAO Groot Metaal collective labor agreement representing 334 employees at Piper Europe will expire. Negotiations will begin in early calendar year 2000. No other collective bargaining agreements will expire during the fiscal year ending October 31, 2000.

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

                                                                                      SQUARE
LOCATION                                                          PLANT               FOOTAGE
--------                                                          -----               -------
Owned:                                                 ENGINEERED STEEL BARS
Fort Smith, Arkansas................................   MACSTEEL                       464,000
Jackson, Michigan...................................   MACSTEEL                       281,000
Huntington, Indiana.................................   Heat Treating                   96,000
Leased (expires 2009):
Kenosha, Wisconsin..................................   NitroSteel                      35,000
Owned:                                                 ALUMINUM MILL SHEET PRODUCTS
Lincolnshire, Illinois..............................   Nichols Aluminum               142,000
Davenport, Iowa.....................................   Nichols Aluminum               236,000
Davenport, Iowa.....................................   Nichols Aluminum Casting       245,000
Leased (4 leases expiring 2003, 2004, 2005 and 2018):
Decatur, Alabama....................................   Nichols Aluminum Alabama       410,000
Owned:                                                 ENGINEERED PRODUCTS
Rice Lake, Wisconsin................................   AMSCO                          290,800
Chatsworth, Illinois................................   Homeshield Fabricated
                                                       Products (two plants)          212,000
New Albany, Mississippi.............................   Piper Impact (two plants)      683,000
Zwolle, The Netherlands.............................   Piper Impact Europe            110,000
Leased (expires 2010):                                 EXECUTIVE OFFICES
Houston, Texas......................................   Quanex Corporation              21,000

ITEM 3. LEGAL PROCEEDINGS

     On or about May 26, 1999, the federal government filed in the United States District Court for the Southern District of Texas a complaint and proposed consent decree with respect to alleged violations of the Clean Water Act by the Company and Vision Metals, Inc. at the Company's former facility in Rosenberg, Texas. Among other things, the complaint alleged that during the Company's ownership the plant had discharged water which contained pollutants at levels greater than applicable effluent limits, had not appropriately monitored its discharges, and had not adequately notified the federal Environmental Protection Agency of exceedances. The Company tendered this matter to Vision Metals for defense and indemnification pursuant to the purchase agreement by which Vision Metals acquired the Rosenberg facility and assumed certain environmental liabilities. Vision Metals accepted the Company's tender without reservation. Under the consent decree, all of the complaint's allegations against the Company are to be settled by payment of a civil penalty by Vision Metals in the amount of $466,421 plus interest payable in three installments. The court approved and entered the consent decree on or about August 2, 1999. Pursuant to the consent decree, the first installment of $155,474 plus interest, was paid by Vision Metals as of December 30, 1999.

     On or about September 27, 1999, USEPA Region V sent to the Company's MACSTEEL Michigan division findings of violation, an administrative order for compliance, and a request for information pursuant to the Clean Water Act. The Agency alleged that the plant had violated the terms of its water discharge permit 236 times since March 1994 and directed the plant to comply with that permit. To date the Agency has not assessed any penalties for the alleged violations, but is reserving its rights to do so.

     Other than the above matters and proceedings described under Item 1, "Environmental Matters", there are no material legal proceedings to which Quanex, its subsidiaries, or their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Quanex's common stock, $.50 par value, is traded on the New York Stock Exchange, under the ticker symbol: NX. Quarterly stock price information and annual dividend information for the common stock is as follows:

QUARTERLY COMMON STOCK DIVIDENDS                        1999   1998   1997   1996   1995
--------------------------------                        ----   ----   ----   ----   ----
Quarter Ended:
January...............................................  .16    .16    .15    .15    .14
April.................................................  .16    .16    .15    .15    .15
July..................................................  .16    .16    .15    .15    .15
October...............................................  .16    .16    .16    .15    .15
          Total.......................................  .64    .64    .61    .60    .59

QUARTERLY COMMON STOCK SALES PRICE                1999        1998         1997       1996      1995
----------------------------------                -----    ----------   ----------   -------   -------
(High & Low) Quarter Ended:
January.........................................  23 7/8     30 7/16     29 1/8      21 1/8    24 5/8
                                                  16 13/16   27 1/16     24 1/4      18        20
April...........................................  26 1/4     33 13/16    27 7/8      22 3/8    23 7/8
                                                  15 3/8     28 1/2      23 3/8      19 5/8    21
July............................................  29         32 3/16     34 1/8      23 7/8    26 5/8
                                                  25 1/8     27 1/4      25 1/8      19 3/8    22 1/8
October.........................................  27 3/8     27 7/8      36 1/2      28 3/4    26
                                                  20 1/8     15 5/8      26 1/4      19 5/8    18 5/8

     The terms of Quanex's revolving credit arrangements with certain banks limit the total amount of common and preferred stock dividends and other distributions on such stock. Under the most restrictive test under such credit facilities, the total common stock dividends the Company may declare and pay is limited to $21 million, plus 50% of consolidated net income earned after October 31, 1989, adjusted for other factors as set forth in the credit agreement. As of October 31, 1999, the aggregate amount available for dividends and other restricted payments under its credit facilities was approximately $48 million.

     There were 5,362 holders of Quanex common stock on record as of December 31, 1999.

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

ITEM 6. SELECTED FINANCIAL DATA

                         FINANCIAL SUMMARY 1994 -- 1999

                                                                               FISCAL YEARS ENDED OCTOBER 31,
                                                              -----------------------------------------------------------------
                                                                1999       1998        1997        1996       1995       1994
                                                              --------   --------    --------    --------   --------   --------
                                                                            ($ THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES AND EARNINGS
Net sales(1)................................................   810,094    797,490     746,093     620,069    603,985    435,983
Cost of sales including depreciation........................   681,799    683,954     644,041     526,886    521,521    376,077
                                                              --------   --------    --------    --------   --------   --------
Gross profit................................................   128,295    113,536     102,052      93,183     82,464     59,906
Piper Impact Restructuring Charge...........................               58,500(2)
Other depreciation and amortization.........................     3,434      5,059       3,669       1,791      1,258      1,266
Selling, general and administrative expenses................    53,104     47,713      43,375      44,959     33,746     31,893
                                                              --------   --------    --------    --------   --------   --------
Operating income............................................    71,757      2,264      55,008      46,433     47,460     26,747
Percent of net sales........................................       8.9        0.3         7.4         7.5        7.9        6.1
Other income (expense) -- net...............................     1,383      2,278       1,637       4,544      1,721      2,765
Interest expense -- net.....................................    12,791     10,506      14,002      11,360      8,870     10,178
                                                              --------   --------    --------    --------   --------   --------
Income (loss) before income taxes, extraordinary items,
  cumulative effect of accounting change, and income from
  discontinued
  operations................................................    60,349     (5,964)     42,643      39,617     40,311     19,334
Income taxes (credit).......................................    21,048     (2,087)     14,925      16,639     16,931      8,120
                                                              --------   --------    --------    --------   --------   --------
Income (loss) from continuing operations....................    39,301     (3,877)     27,718      22,978     23,380     11,214
Income from discontinued operations.........................         0          0       5,176       9,912     10,480      7,638
Gain on sale of discontinued operations.....................         0     13,046      36,290
Extraordinary items -- early extinguishment of debt, net of
  taxes.....................................................       415         --          --      (2,522)    (2,021)        --
                                                              --------   --------    --------    --------   --------   --------
Net income..................................................    39,716      9,169      69,184      30,368     31,839     18,852
Percent of net sales........................................       4.9        1.1(5)      9.3(4)      4.9        5.3        4.3
                                                              --------   --------    --------    --------   --------   --------
PER SHARE DATA
Basic Earnings per share:
  Income (loss) from continuing operations..................      2.76      (0.27)       2.01        1.70       1.44       0.40
  Income from discontinued operations.......................        --         --        0.37        0.73       0.78       0.57
  Gain on sale of discontinued operations...................        --       0.92        2.63          --         --         --
  Extraordinary items and cumulative effect of accounting
    change..................................................      0.03         --          --       (0.19)     (0.15)        --
  Net earnings (loss).......................................      2.79       0.65(5)     5.01        2.24       2.07       0.97
Cash dividends declared.....................................      0.64       0.64        0.61        0.60       0.59       0.56
Book value..................................................     21.24      19.19       19.13       14.50      12.81      11.04
Average shares outstanding (000)............................    14,234     14,149      13,807      13,524     13,443     13,342
Market closing price range
  High......................................................  28 15/16     33 1/2      36 1/2      28 5/8         26         27
  Low.......................................................    15 1/2         16      23 3/8      18 3/8     18 3/8     16 1/4
                                                              --------   --------    --------    --------   --------   --------
FINANCIAL POSITION -- YEAR END
Working capital.............................................    76,247     62,979      52,818      88,238     53,629    100,007
Property, plant and equipment -- net........................   406,841    395,054     379,071     319,165    233,982    239,642
Other assets................................................    71,218     69,422     119,738     117,142     55,989     54,736
Total assets................................................   690,446    674,288     685,705     638,948    466,458    491,329
Noncurrent deferred income taxes............................    43,910     33,412      48,111      40,454     45,740     39,298
                                                              --------   --------    --------    --------   --------   --------
Long-term debt..............................................   179,121    188,302     201,858     253,513    111,894    107,442
Stockholders' equity........................................   301,061    272,044     268,823     197,009    172,814    233,883
Total capitalization........................................   480,182    460,346     470,681     450,522    284,708    341,325
Long-term debt percent of capitalization....................      37.3       40.9        42.9        56.3       39.3       31.5
                                                              --------   --------    --------    --------   --------   --------
OTHER DATA
Asset turnover..............................................       1.2        1.2         1.1         1.0        1.3        0.9
Current ratio...............................................  1.6 to 1   1.4 to 1    1.4 to 1    1.8 to 1   1.4 to 1   2.0 to 1
Return on average investment -- percent.....................      10.0        3.4(5)     16.7(4)      9.8       11.1        6.9
Return on average common equity -- percent..................      13.9        3.4(5)     29.7(4)     16.4       17.4        9.0
                                                              --------   --------    --------    --------   --------   --------
Working capital provided by operations(3)...................    94,682     82,830      73,321      60,378     57,767     39,326
Depreciation and amortization...............................    45,883     42,400      37,865      36,499     29,062     25,520
Capital expenditures........................................    60,934     60,936      69,146      34,737     21,629     42,297
Backlog for shipment in next 12 months......................   164,128    183,847     225,498     123,382     94,464    109,626
                                                              --------   --------    --------    --------   --------   --------
Number of stockholders......................................     5,113      5,720       5,488       3,425      3,659      3,454
Average number of employees.................................     3,393      3,261       2,994       1,950      1,653      1,530
Sales per employee..........................................       239        245         249         318        365        285
                                                              --------   --------    --------    --------   --------   --------

---------------

Note: Several acquisitions and divestitures have been made in the past three years. See Notes 2 and 3 to the financial statements for a description of these transactions.

(1) Excludes sales from discontinued operations for the years 1997-1994, respectively of $187,123, $275,641, $287,210 and $263,331.
(2) During the fourth quarter of 1998, Piper Impact recorded a $58.5 million non-recurring restructuring charge as the result of impairment as described by Statement of Financial Accounting Standards No. 121. See Footnote 4 to the financial statements for further information.
(3) Working capital provided by operations is a supplemental financial measurement used in the company's business and should not be construed as an alternative to operating income or cash provided by operating activities since it excludes the effects of changes in working capital. Working capital from operations is calculated as income from continuing operations, net of taxes, adjusted for non-cash and nonrecurring items.
(4) Includes gain on sale of discontinued operations.
(5) Includes effect of Piper Impact's restructuring charge ($58.5 million) and gain on sale of discontinued operations ($13 million).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and the accompanying notes.

PRIVATE SECURITIES LITIGATION REFORM ACT

     Certain forward-looking information contained herein is being provided in accordance with the provisions of the Private Securities Litigation Reform Act. Such information is subject to certain assumptions and beliefs based on current information known to the Company and is subject to factors that could produce actual results materially different from those anticipated in the forward-looking statements contained in this report. Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, interest rates, construction delays, market conditions for the Company's customers, any material changes in purchases by the Company's principal customers, environmental regulations and changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company's successful implementation of its internal operating plans, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved.

RESULTS OF OPERATIONS

  Overview

     Summary Information as % of Sales:

                                              FISCAL YEAR ENDED OCTOBER 31,
                                  ------------------------------------------------------
                                       1999                 1998               1997
                                  --------------       --------------     --------------
                                  DOLLAR   % OF        DOLLAR   % OF      DOLLAR   % OF
                                  AMOUNT   SALES       AMOUNT   SALES     AMOUNT   SALES
                                  ------   -----       ------   -----     ------   -----
                                                  (DOLLARS IN MILLIONS)
Net Sales.......................  $810.1    100%       $797.5    100%     $746.1    100%
  Cost of Sales.................   639.9     79         647.2     81       610.4     82
  Selling, general and admin....    53.1      6          47.7      6        43.4      6
  Depreciation and
     amortization...............    45.3      6          41.8      5        37.3      5
  Restructuring Charge..........      --     --          58.5      7          --     --
                                  ------   ----        ------   ----      ------   ----
Operating Income................    71.8      9%          2.3      1%       55.0      7%
Interest Expense................   (14.4)    (2)        (14.9)    (2)      (17.5)    (2)
Capitalized Interest............     1.6      0           4.4      1         3.5      0
Other, net......................     1.4      0           2.2      0         1.6      0
Income tax benefit (expense)....   (21.1)    (2)          2.1      0       (14.9)    (1)
                                  ------   ----        ------   ----      ------   ----
Income (loss) from continuing
  operations....................  $ 39.3      5%       $ (3.9)     0%     $ 27.7      4%
                                  ======               ======             ======

     For the seventh consecutive year, the Company's continuing operations achieved higher sales from the previous fiscal year. These continued increases are a result of the Company's growth strategies through internal investments as well as acquisitions. The Company's internal growth investments, principally at the MACSTEEL Division and at Piper Impact, Inc. ("Piper Impact") were focused toward capacity expansions, new product offerings, quality improvements, and enhanced customer service capabilities.

  Acquisitions/Divestitures Since October 31, 1996

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

     In December 1997, the Company completed the sale of its tubing operations ("Tubing Operations"), comprised of Michigan Seamless Tube, Gulf States Tube, and the Tube Group Administrative Office. The results of the Tubing Operations have been classified as discontinued operations and prior periods have been restated. For business segment reporting purposes, these businesses were previously classified as "Steel Tubes". Two small divisions, Heat Treat Division and NitroSteel Division, which were previously included with this segment, were retained by the Company and are now included in the Engineered Steel Bars segment.

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

     On December 15, 1999, the Company announced that it had signed a contract to acquire the assets of Alcoa's Fort Lupton, Colorado-based aluminum sheet production facility for $8 million plus working capital value which is estimated at $17 million. Consummation of the sale is subject to government approval.

     The acquisition of the Fort Lupton mill will increase the casting, cold-finishing and value-added painting capacities of Nichols Aluminum, Quanex's aluminum sheet business. The Fort Lupton mill can produce more than 40-million pounds annually of high-grade aluminum sheet for a variety of applications, including beverage cans and other food packaging, home furnishing, and other consumer durable products.

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

     The following table sets forth selected operating data for the Company's three business segments:

                                                          YEARS ENDED OCTOBER 31,
                                                       ------------------------------
                                                         1999     1998(4)    1997(4)
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Engineered Steel Bars:
  Net sales..........................................  $297,369   $327,296   $319,468
  Operating income...................................    60,446     58,908     50,762
  Depreciation and amortization......................    16,293     13,097     13,940
  Identifiable assets................................  $241,783   $219,727   $192,937
Aluminum Mill Sheet Products:(1)
  Net sales..........................................  $311,763   $266,355   $261,041
  Operating income...................................    15,306      7,788      1,753
  Depreciation and amortization......................    12,334     10,670     10,154
  Identifiable assets................................  $200,733   $198,596   $163,637
Engineered Products:(2)(3)
  Net sales..........................................  $227,362   $230,012   $206,831
  Operating income (loss)............................    12,153    (52,606)    15,444
  Depreciation and amortization......................    16,185     17,928     13,055
  Identifiable assets................................  $209,153   $220,161   $281,943

---------------

(1) 1998 results include three weeks of Nichols Aluminum Alabama's operations acquired October 9, 1998. (See Note 2 to financial statements)

(2) 1997 data does not include the results of Piper Impact Europe. However, identifiable assets as of October 31, 1997 include Piper Impact Europe, acquired October 29, 1997. (See Note 2 to financial statements)

(3) During 1998, Piper Impact recorded a $58.5 million non-recurring restructuring charge as the result of impairment as described by Statement of Financial Accounting No. 121. This restructuring charge is included in operating income. (See Note 4 to financial statements)

(4) At the start of fiscal 1999, Quanex changed its inventory valuation method for measuring segment results from LIFO to FIFO. This change has no impact on consolidated results, which remain LIFO based. Prior data have not been restated above. (See footnote 13 to the consolidated financial statements for further information.)

     The engineered steel bar business posted record annual operating income, benefiting from strong demand in the transportation markets and favorable raw material costs, which helped to offset softness in other markets. Pricing has been under intense pressure, and it is expected to continue in the year ahead. In fiscal 1999, MACSTEEL finished its Phase IV expansion project, doubling production capacity for MACPLUS cold-finished steel bars, its most premium value-added product. Work continues on Phase V, which will increase capacity at MACSTEEL's engineered bar mills and the MACSTEEL Heat Treating Division and will improve operational efficiency at MACSTEEL NitroSteel.

     The aluminum mill sheet business achieved a breakthrough year, consistently improving its quarterly performance during fiscal 1999. Operating income, which increased 97% on 17% higher sales was helped by the acquisition of Nichols Aluminum Alabama and improved spreads from lower aluminum scrap prices as well as benefits resulting from the Rotary Furnace project at its mini-mill in Davenport, Iowa. The backlog for the first quarter is seasonally normal with some pricing pressures and short lead times.

     The engineered products business also had significantly improved earnings on slightly lower sales. Adjusting for the one-time restructuring charge of $58.5 million recorded at Piper Impact in fiscal 1998 and the resulting lower amortization, the operating income from the engineered products business improved by 47% in fiscal 1999. Lower raw material costs, stringent cost controls and implementation of lean manufacturing techniques contributed to the success. However, fierce competition in the air bag market will continue to pose significant challenges for Piper Impact until it can diversify its business in new markets with new products. The fabricated products businesses, AMSCO and Homeshield Fabricated

Products, continue to expand their markets by leveraging their product design and engineering expertise to develop applications for new customers.

  Outlook

     The Company currently expects that the overall business levels for fiscal 2000 should be similar to those experienced during 1999, except for its engineered products business which is experiencing product mix change resulting in lower sales. Domestic and global market factors will also impact the Company and any slowdown in the U.S. economy could affect demand and pricing for many of the Company's products. Improved financial results will be dependent upon, among other things, whether the continued strength of the economy can be sustained, improvements in the markets which the Company serves, successful new product development efforts at engineered products business and whether the improvements in the price spreads of aluminum mill sheet products can be sustained.

  1999 Compared to 1998

     Net Sales -- Consolidated net sales for fiscal 1999 were $810.1 million, representing an increase of $12.6 million, or 2%, when compared to fiscal 1998. This increase reflects higher net sales at the aluminum mill sheet business partially offset by lower net sales at the Company's engineered steel bar and engineered products businesses. Nichols Aluminum Alabama, which was acquired in October 1998, contributed a full year of sales in fiscal 1999.

     Net sales from the Company's engineered steel bar business for fiscal 1999, were $297.4 million, representing a decrease of $29.9 million, or 9%, when compared to fiscal 1998. This decline was principally due to the reduced demand in some of the durable goods market, inventory adjustments by some customers and pricing pressures resulting from global sourcing of engineered bars and forged components.

     Net sales for fiscal 1999 from the Company's aluminum mill sheet products business increased by $45.4 million or 17% to $311.8 million when compared to fiscal 1998. This increase was largely due to the acquisition of Nichols Aluminum Alabama in October of 1998.

     Net sales from the Company's engineered products business for fiscal 1999 were $227.4 million, representing a decrease of $2.7 million, or 1% from last year. The decrease was largely due to reduced demand for older generation aluminum airbag components at the Piper facilities, partially offset by sales of new non-airbag products as well as increased demand for traditional window and door products in the Fabricated Products division.

     Operating income -- Consolidated operating income for fiscal 1999 was $71.8 million. This represents an increase of $11.0 million, or 18%, when compared to the operating income in fiscal 1998 of $60.8 million, excluding the one-time $58.5 million restructuring charge. During fiscal 1999 all business segments had increased operating income, partially offset by increased expenses at the corporate office for Year 2000 readiness efforts, relocation expenses and consulting expenses for systems implementation.

     At the start of fiscal year 1999, Quanex changed its inventory valuation method for measuring segment results from LIFO to FIFO. See Note 13 to the financial statements for further discussion. This change has no impact on consolidated results, which remain LIFO based.

     Operating income from the Company's engineered steel bar business was $60.4 million for fiscal 1999, representing an increase of $1.5 million, or 3%, when compared to fiscal 1998. The increase achieved, despite the lower net sales, was largely due to the higher spreads resulting from lower material prices, increased sales of value-added products and productivity improvements realized from the Phase III project completed in 1998. Additionally, approximately $2 million of benefits were realized as a result of an insurance recovery and a litigation settlement received in fiscal 1999.

     Operating income for fiscal 1999 from the Company's aluminum mill sheet products business was $15.3 million, representing an increase of $7.5 million or 97% from last year. This increase was largely due to higher sales and operating efficiencies realized from the acquisition of Nichols Aluminum Alabama and improved spreads resulting from lower aluminum scrap prices as well as benefits from the new rotary furnaces and the dross recovery system. Also, the operating income in fiscal 1998 was based on inventory valuation using LIFO method (see
Note 13 to the financial statements).

     Operating income from the Company's engineered products business was $12.2 million for fiscal 1999. For comparison purposes, fiscal 1998 operating loss of $52.6 million should be adjusted for the one-time restructuring charge of $58.5 million and the decreased amortization expense of $2.4 million, both recorded at Piper Impact. When compared to the adjusted operating income of $8.3 million, fiscal 1999 operating income from the engineered products business represents an increase of $3.9 million or 47%. The improvement was largely due to lower material costs and some success at cost management measures.

     In addition to the three operating segments mentioned above, operating expenses for corporate and other for fiscal 1999 were $16.1 million, representing an increase of $4.3 million over the $11.8 million recorded in fiscal 1998. Included in corporate and other are the corporate office expenses, impact of inventory accounting using LIFO method and inter-segment eliminations. (See notes 8 and 13 to the financial statements regarding LIFO valuation method of inventory accounting.)

     Selling, general and administrative expenses -- Selling, general and administrative expenses increased by $5.4 million, or 11% in fiscal 1999 as compared to last year. This increase is largely a result of the acquisition of Nichols Aluminum Alabama, Year 2000 readiness efforts, relocation expenses and consulting expenses for system implementations.

     Depreciation and amortization -- Depreciation and amortization increased by $3.5 million, or 8% in fiscal 1999 as compared to last year. The increase is principally due to increased depreciation at the engineered steel bar and aluminum mill sheet products businesses for recently completed projects as well as the inclusion of Nichols Aluminum Alabama, which was acquired in October 1998, partially offset by lower amortization at the engineered products business.

     Interest expense -- Interest expense decreased by $500 thousand in fiscal 1999 primarily resulting from the purchase of $9.7 million face value subordinated debentures.

     Capitalized interest -- Capitalized interest decreased by $2.8 million in fiscal 1999 as compared to fiscal 1998 primarily due to the completion of significant capital projects at MACSTEEL during 1998.

     Other, net -- "Other, net" decreased by $900 thousand in fiscal 1999 as compared to last year primarily as a result of reduced investment income on lower cash balances.

     Income from continuing operations -- The Company earned income from continuing operations of $39.3 million in fiscal 1999. This represents an increase of $5.2 million or 15% when compared to fiscal 1998 income from continuing operations of $34.1 million, excluding the restructuring charge. The increase in fiscal 1999 was principally due to increased operating earnings from all three business segments of the Company and inclusion of a full year's earnings from Nichols Aluminum Alabama, which was acquired in October 1998.

     Net income -- Fiscal 1999 net income was $39.7 million, compared to $9.2 million for fiscal 1998. Included in net income for fiscal 1999 were $415 thousand of extraordinary items representing net gain on early extinguishment of debt. Fiscal 1998 net income included an after-tax non-recurring restructuring charge of $38.0 million at Piper Impact and an after-tax gain of $13.0 million on the sale of discontinued operations.

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

     Income from Discontinued Operations -- Income from discontinued operations, net of income taxes, for fiscal 1997, was $5.2 million, which consisted of the Tubing Operations and LaSalle Steel. There was no income from discontinued operations in fiscal 1998. (See Note 3 to the financial statements)

     Net Income -- Fiscal 1998 net income was $9.2 million, compared to $69.2 million for fiscal 1997. Included in net income for fiscal 1998 is an after-tax non-recurring restructuring charge of $38.0 million and an after-tax gain of $13.0 million on the sale of discontinued operations. Included in net income for 1997 was an after-tax gain of $36.3 million on the sale of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     Total capitalization at October 31, 1999 was $490.7 million, consisting of $189.7 million of debt and $301.0 million of equity. The debt-to-capitalization ratio at the end of fiscal 1999 was 38.7% compared with 42.4% at the end of fiscal 1998. The lower debt-to-capitalization ratio results primarily from the purchase of subordinated debentures.

     The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement currently consists of a revolving line of credit ("Revolver"). In July 1997, the term loan provisions of the Bank Agreement expired. The Bank Agreement expires July 23, 2003 and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. As of October 31, 1999, there was $75 million outstanding under the Revolver. See footnote 11 to the financial statements for a detailed description of all of the Company's debt instruments, outstanding balances and aggregate maturities over each of the next five years and beyond.

     The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined. The Bank Agreement limits the payment of dividends and certain restricted investments. At October 31, 1999, retained earnings of approximately $48 million were available for dividends and other restricted payments. As of October 31, 1999, the Company was in compliance with all covenants under the Bank Agreement.

     During fiscal 1999, the Company accepted unsolicited block offers to buy back $9.7 million principal amount of convertible subordinated debentures for $8.8 million in cash. An after-tax extraordinary gain of $415 thousand was recorded on these transactions. The outstanding balance of these debentures as of October 31, 1999 was $73.7 million.

     On June 1, 1999, the Company borrowed $3 million through unsecured Scott County, Iowa Variable Rate Demand Industrial Waste Recycling Revenue Bonds Series 1999.

     At October 31, 1999, the Company had commitments of $15 million for the purchase or construction of capital assets. The most significant project included in this total relates to the Company's continued expansions at MACSTEEL. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.

     On December 9, 1999, the Company announced that its Board of Directors approved a program to repurchase shares of the Company's common stock. Under terms of the program, the Company may periodically purchase up to a total of 2 million shares of its common stock in the open market or in privately negotiated transactions. The repurchase plan does not have a time limit, and funds for the program will be provided from the Company's available working capital and bank credit line.

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

  Operating Activities

     Cash provided by operating activities during fiscal 1999 was $77.7 million. This represents an increase of $13.6 million, or 21%, compared to fiscal 1998. This increase primarily resulted from 1) increased cash from improved operating earnings in fiscal 1999 as compared to 1998 and 2) a decreased use of cash for working capital.

  Investment Activities

     Net cash used by investment activities in fiscal 1999 was $62.7 million compared to $39.8 million in fiscal 1998. Fiscal 1998 cash from investing activities included the acquisition of Decatur Aluminum Corp. and proceeds from the sale of the Tubing Operations. There were no acquisitions or divestitures in fiscal 1999. Capital expenditures increased from $58.5 million in 1998 to $60.8 million in 1999. The Company estimates that fiscal 2000 capital expenditures will approximate $50 million.

  Financing Activities

     Net cash used by financing activities for fiscal 1999 was $15.4 million, compared to $24.9 million in the prior year. During fiscal 1999, the Company used $8.8 million to purchase subordinated debentures, whereas it repaid approximately $17 million of bank borrowings in fiscal 1998. Dividend payments amounted to approximately $9 million in both fiscal 1999 and fiscal 1998. Proceeds from the issuance of stock totaled $1.6 million in fiscal 1999 compared to $3.2 million in fiscal 1998.

EFFECTS OF INFLATION

     Inflation has not had a significant effect on earnings and other financial statement items.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's year ending October 31, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 until the Company's year ending October 31, 2001. The Company will be analyzing SFAS No. 133 to determine what, if any, impact or additional disclosure requirements this pronouncement will have.

YEAR 2000

     The Company, like other businesses, faced the Year 2000 issue, (also known as Y2K issue). Many computer systems and equipment with embedded chips or processors use only two digits to represent the calendar year. This could result in computational or operational errors as dates are compared across the century boundary causing possible disruptions in business operations. The Y2K issue could have occurred at any point in the Company's supply, manufacturing, processing, distribution, and financial chains.

     The Company began addressing the Y2K issue in 1997, with an initial assessment of Y2K readiness efforts at each of its operating units. Based on responses from the operating units, a standardized Year 2000 Plan format was developed. By July 1998, each operating unit had developed a Year 2000 Plan that included:

          a) inventory,

          b) assessment,

          c) remediation and replacement,

          d) testing, and

          e) third party relationships.

     The Year 2000 issue was addressed within the Company by its individual business units, and progress was reported periodically to management. The Company committed necessary resources to conduct risk assessment and to take corrective actions, where required.

     By the end of November 1999, the Company had assessed, replaced or remediated, and tested all the critical and non-critical business information systems. Also, all of the non-information technology (Non-IT) systems were assessed, tested or vendor certified, and replaced, where necessary. The Company's business units surveyed approximately 700 major suppliers and 500 major customers for their Year 2000 readiness efforts. Monitoring risk in this area continued through the fourth quarter of calendar 1999.

     Contingency plans were developed to mitigate possible disruption in business operations that may result from the Year 2000 issue. These plans included carrying necessary materials and parts inventories, securing alternative sources of supply, adjusting of facility shutdown and start-up schedules, development of manual procedures to execute transactions and complete processes. Once developed, these contingency plans were continually refined, as additional information became available.

     The Company commissioned third party reviews of its Y2K program, assessed the progress and identified areas where additional resources were needed. As a result of these reviews, the Company augmented the staff resources working on the Y2K program to address the requirements that were identified. The Company also retained a consultant to provide Y2K program coordination support for the corporate office, and to assist in the audit of readiness efforts at the business segments.

     Year 2000 activities and associated costs were managed within each business unit. The historical costs of remediation, replacement, testing and other activities directly connected with Year 2000 issues incurred through the successful completion of the project were less than $3.0 million. Although the Company believes that it successfully avoided any significant disruption from the Year 2000 issue relating to the century rollover, it will continue to monitor all critical systems for the appearance of delayed complications or disruptions, problems relating to the leap year and problems encountered through suppliers, customers and other third parties with whom Quanex deals. Although these and other unanticipated Year 2000 issues could have an adverse effect on the results of operations or financial condition of the Company, it is not possible to anticipate the extent of impact at this time..

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

     At October 31, 1999 and 1998, the Company had fixed-rate debt totaling $90 and $101 million respectively. This debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings loss due to changes in market interest rates (see Notes 11 and 16 to the Company's Consolidated Financial Statements). The conversion feature of the Company's Subordinated Debentures makes it impractical to estimate the effect of a hypothetical 10% change in interest rates. This is due to the high correlation between the market value of these instruments and the market value of the Company's common stock. In general, any changes in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments in the open market prior to their maturity.

     The Company and certain of its subsidiaries' floating-rate obligations total $99 million at October 31, 1999 and 1998 (see Note 11 to the Company's Consolidated Financial Statements). The exposure of these obligations to increases in short-term interest rates is limited by interest rate swap agreements entered into by the Company. These swap agreements effectively fix the interest rate on all of the Company's variable rate debt, thus limiting the potential impact that increasing interest rates would have on earnings. Under these swap agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and received on a LIBOR based variable rate (6.21% and 5.22% at October 31, 1999 and 1998, respectively). At October 31, 1999 and 1998, the unrealized losses related to the interest rate swap agreements are $2.0 and $8.5 million. If the floating rates were to change by 10% from October 31 levels, the fair market value of these swaps would change by approximately $1.9 and $1.7 million as of October 31, 1999 and 1998, respectively. However, it should be noted that any change in value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

  Foreign Currency Exchange Rate Risk

     The Company is subject to significant exposure from fluctuations in US Dollar/Dutch Guilder exchange rates. As further described in Note 16 of the Consolidated Financial Statements, the Company utilizes foreign currency forward contracts to limit transactional exposure to changes in currency exchange rates. At October 31, 1999 the Company had no such contracts open as the transactional exposure was immaterial. As of October 31, 1998, the Company had 11 separate contracts maturing in monthly increments to purchase an aggregate notional amount of $4.675 million in foreign currency. These forward contracts did not extend beyond September 30, 1999. Unrealized pretax gains on these forward contracts totaled approximately $137 thousand at October 31, 1998. A hypothetical 10% change in applicable October 31, 1998 forward rates would increase or decrease the pretax gain by approximately $463 thousand related to these positions. However, it should be noted that any change in value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

     In addition, the Company utilizes a range forward zero-cost agreement to protect its initial equity investment in its Netherlands subsidiary, Piper Impact Europe. This agreement, which was entered into with a major financial institution, has a notional value of 30 million guilders. By establishing minimum and maximum exchange rates, this agreement limits the potential devaluation of the Company's initial investment in its subsidiary while also limiting any potential appreciation. If, at the expiration date of the agreement, the Dutch guilder/US dollar exchange rate is within the range of 1.80 to 2.05, this agreement will expire at no cost to either party. At October 31, 1998, there was no financial statement impact as the exchange rate fell within the range. At October 31, 1999, the Company booked a gain to stockholder's equity of $378 thousand. A hypothetical 10% increase in the October 31, 1999 and 1998 exchange rate would result in a positive adjustment to stockholders' equity of approximately $1.3 million and $10 thousand, respectively. In contrast, a hypothetical 10% decrease would result in a negative adjustment to stockholder's equity of approximately $378 thousand and $1.2 million, respectively. However, it should be noted that any change in the value of this agreement, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged position.

  Commodity Price Risk

     In the normal course of business, the Company enters into long-term firm price aluminum sheet sales contracts. In order to hedge the risk of higher prices for the anticipated aluminum purchases required to fulfill these long-term contracts, the Company enters into long futures positions. At October 31, 1999 and 1998, the Company had open futures contracts at fair values of $5.3 and $3.3 million, respectively, and an unrealized gain of $117 thousand and an unrealized loss of $369 thousand, respectively, on such contracts. These contracts covered a notional volume of 7,716,170 and 5,511,557 pounds of aluminum. A hypothetical 10% change from the October 31, 1999 and 1998 average London Metal Exchange ("LME") ingot price of $.688 and $.60, respectively, per pound would increase or decrease the unrealized pretax losses related to these contracts by approximately $530 and $330 thousand, respectively. However, it should be noted that any change in the value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the cost of purchased aluminum scrap.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Quanex Corporation
Houston, Texas

     We have audited the accompanying consolidated balance sheets of Quanex Corporation and subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quanex Corporation and subsidiaries as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                /s/ DELOITTE & TOUCHE LLP
                                                   Deloitte & Touche LLP

Houston, Texas
Date: November 19, 1999

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

                /s/ VERNON E. OECHSLE                                   /s/ TERRY M. MURPHY
                  Vernon E. Oechsle                                       Terry M. Murphy
        Chairman and Chief Executive Officer                       Vice President -- Finance and
                                                                      Chief Financial Officer

                               QUANEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Current assets:
  Cash and equivalents......................................  $ 25,874   $ 26,279
  Accounts and notes receivable, less allowance for doubtful accounts of $12,154,000 in 1999 and $11,752,000 in
     1998...................................................    87,204     85,166
  Inventories...............................................    78,463     85,397
  Deferred income taxes.....................................    19,146     11,560
  Prepaid expenses..........................................     1,700      1,410
                                                              --------   --------
          Total current assets..............................   212,387    209,812
Property, plant and equipment, net..........................   406,841    395,054
Goodwill, net...............................................    48,990     52,281
Other assets................................................    22,228     17,141
                                                              --------   --------
                                                              $690,446   $674,288
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 70,187   $ 75,160
  Accrued expense...........................................    54,305     56,125
  Current maturities of long-term debt......................    10,545     12,248
  Income taxes payable......................................     1,103      3,300
                                                              --------   --------
          Total current liabilities.........................   136,140    146,833
Long-term debt..............................................   179,121    188,302
Deferred pension credits....................................     6,691      7,832
Deferred postretirement welfare benefits....................     7,490      7,092
Deferred income taxes.......................................    43,910     33,412
Other liabilities...........................................    16,033     18,773
                                                              --------   --------
          Total liabilities.................................   389,385    402,244
Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares
     authorized; issued & outstanding -- none in 1999 and
     1998...................................................        --         --
  Common stock, $.50 par value, 50,000,000 shares
     authorized; 14,269,800 shares in 1999 and 14,179,834
     shares in 1998 issued..................................     7,135      7,090
  Common stock held by rabbi trust -- 94,606 shares in 1999
     and no shares in 1998..................................    (2,322)        --
Additional paid-in capital..................................   110,317    108,624
Retained earnings...........................................   186,867    156,278
Unearned compensation.......................................      (171)        --
Accumulated other comprehensive income......................      (765)        52
                                                              --------   --------
          Total stockholders' equity........................   301,061    272,044
                                                              --------   --------
                                                              $690,446   $674,288
                                                              ========   ========

                See notes to consolidated financial statements.

                               QUANEX CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEARS ENDED OCTOBER 31,
                                                             -----------------------------------------
                                                                1999           1998           1997
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales..................................................   $810,094       $797,490       $746,093
Costs and expenses:
  Cost of sales............................................    639,911        647,179        610,412
  Selling, general and administrative......................     53,104         47,713         43,375
  Depreciation and amortization............................     45,322         41,834         37,298
  Restructuring charge.....................................         --         58,500             --
                                                              --------       --------       --------
Operating income...........................................     71,757          2,264         55,008
Other income (expense):
  Interest expense.........................................    (14,402)       (14,904)       (17,541)
  Capitalized interest.....................................      1,611          4,398          3,539
  Other, net...............................................      1,383          2,278          1,637
                                                              --------       --------       --------
Income (loss) from continuing operations before income
  taxes and extraordinary gain.............................     60,349         (5,964)        42,643
Income tax benefit (expense)...............................    (21,048)         2,087        (14,925)
                                                              --------       --------       --------
Income (loss) from continuing operations and before
  extraordinary gain.......................................     39,301         (3,877)        27,718
Income from discontinued operations, net of income taxes...         --             --          5,176
Gain on sale of discontinued operations, net of income
  taxes....................................................         --         13,046         36,290
                                                              --------       --------       --------
Income before extraordinary gain...........................     39,301          9,169         69,184
Extraordinary gain on early extinguishment of debt, net of
  income taxes.............................................        415             --             --
                                                              --------       --------       --------
Net income attributable to common stockholders.............   $ 39,716       $  9,169       $ 69,184
                                                              ========       ========       ========
Earnings per common share:
  Basic:
     Continuing operations.................................   $   2.76       $  (0.27)      $   2.01
     Discontinued operations...............................         --             --           0.37
     Gain on sale of discontinued operations...............         --           0.92           2.63
     Extraordinary gain....................................       0.03             --             --
                                                              --------       --------       --------
          Total basic net earnings.........................   $   2.79       $   0.65       $   5.01
                                                              ========       ========       ========
  Diluted:
     Continuing operations.................................   $   2.56       $  (0.27)      $   1.90
     Discontinued operations...............................         --             --           0.31
     Gain on sale of discontinued operations...............         --            .92           2.17
     Extraordinary gain....................................       0.03             --             --
                                                              --------       --------       --------
          Total diluted net earnings.......................   $   2.59       $   0.65       $   4.38
                                                              ========       ========       ========
Weighted average number of shares outstanding
  Basic....................................................     14,234         14,149         13,807
  Diluted..................................................     16,776         14,149         16,725

                See notes to consolidated financial statements.

                               QUANEX CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       COMMON
                                                        STOCK
                                    COMMON STOCK       HELD BY   ADDITIONAL
YEARS ENDED OCTOBER 31, 1999,    -------------------    RABBI     PAID-IN     RETAINED
1998, AND 1997                     SHARES     AMOUNT    TRUST     CAPITAL     EARNINGS
-----------------------------    ----------   ------   -------   ----------   --------
                                             (DOLLAR AMOUNTS IN THOUSANDS)
BALANCE AT OCTOBER 31, 1996....  13,590,400   $6,795              $ 94,251    $ 96,623
Comprehensive income:
  Net income...................          --      --                     --      69,184
  Adjustment for minimum
    pension liability (net of
    tax expense of $112).......
  Foreign currency translation
    adjustment.................
        Total Comprehensive
          income...............
  Common dividends ($.61 per
    share).....................          --      --                     --      (8,422)
  Unearned compensation........          --      --                     --          --
  Other........................     460,011     230                 10,895        (857)
                                 ----------   ------              --------    --------
BALANCE AT OCTOBER 31, 1997....  14,050,411   $7,025              $105,146    $156,528
Comprehensive income:
  Net income...................                                                  9,169
  Adjustment for minimum
    pension liability (net of
    tax benefit of $500).......
  Foreign currency translation
    adjustment.................
        Total Comprehensive
          income...............
  Common dividends ($.64 per
    share).....................                                                 (9,059)
  Other........................     129,423      65                  3,478        (360)
                                 ----------   ------              --------    --------
BALANCE AT OCTOBER 31, 1998....  14,179,834   $7,090              $108,624    $156,278
Comprehensive income:
  Net income...................                                                 39,716
  Adjustment for minimum
    pension liability (net of
    tax expense of $395).......
  Foreign currency translation
    adjustment.................
        Total Comprehensive
          income...............
  Common dividends ($.64 per
    share).....................                                                 (9,124)
  Common stock held by Rabbi
    Trust......................                        (2,322)
  Other........................      89,966      45                  1,693          (3)
                                 ----------   ------   -------    --------    --------
BALANCE AT OCTOBER 31, 1999....  14,269,800   $7,135   $(2,322)   $110,317    $186,867

                                   OTHER COMPREHENSIVE
                                         INCOME
                                 -----------------------
                                  MINIMUM      FOREIGN                 TOTAL
YEARS ENDED OCTOBER 31, 1999,     PENSION     CURRENCY             STOCKHOLDERS'
1998, AND 1997                   LIABILITY   TRANSLATION   OTHER      EQUITY
-----------------------------    ---------   -----------   -----   -------------
                                          (DOLLAR AMOUNTS IN THOUSANDS)
BALANCE AT OCTOBER 31, 1996....   $  (475)         --      $(185)    $197,009
Comprehensive income:
  Net income...................                                        69,184
  Adjustment for minimum
    pension liability (net of
    tax expense of $112).......       177                                 177
  Foreign currency translation
    adjustment.................                   422                     422
                                                                     --------
        Total Comprehensive
          income...............                                        69,783
  Common dividends ($.61 per
    share).....................                               --       (8,422)
  Unearned compensation........                              185          185
  Other........................        --          --         --       10,268
                                  -------      ------      -----     --------
BALANCE AT OCTOBER 31, 1997....   $  (298)     $  422      $   0     $268,823
Comprehensive income:
  Net income...................                                         9,169
  Adjustment for minimum
    pension liability (net of
    tax benefit of $500).......      (782)                               (782)
  Foreign currency translation
    adjustment.................                   710                     710
                                                                     --------
        Total Comprehensive
          income...............                                         9,097
  Common dividends ($.64 per
    share).....................                                        (9,059)
  Other........................        --          --         --        3,183
                                  -------      ------      -----     --------
BALANCE AT OCTOBER 31, 1998....   $(1,080)     $1,132      $   0     $272,044
Comprehensive income:
  Net income...................                                        39,716
  Adjustment for minimum
    pension liability (net of
    tax expense of $395).......       618                                 618
  Foreign currency translation
    adjustment.................                (1,435)                 (1,435)
                                                                     --------
        Total Comprehensive
          income...............                                        38,899
  Common dividends ($.64 per
    share).....................                                        (9,124)
  Common stock held by Rabbi
    Trust......................                                        (2,322)
  Other........................                             (171)       1,564
                                  -------      ------      -----     --------
BALANCE AT OCTOBER 31, 1999....   $  (462)     $ (303)     $(171)    $301,061

                See notes to consolidated financial statements.

                               QUANEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                 YEARS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................  $ 39,716   $  9,169   $ 69,184
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Income from discontinued operations (net of taxes).....        --         --     (5,176)
     Gain on sale of discontinued operations(net of
       taxes)...............................................        --    (13,046)   (36,290)
     Restructuring charge (net of deferred taxes of
       $20,475).............................................        --     38,025         --
     Extraordinary gain on early extinguishment of debt.....      (638)        --         --
     Depreciation and amortization..........................    45,883     42,400     37,865
     Deferred income taxes..................................    10,150      6,059      7,545
     Deferred pension and postretirement benefits...........      (429)       223        193
  Changes in assets and liabilities net of effects from
     acquisitions and dispositions:
     Decrease (increase) in accounts and notes receivable...    (2,665)     3,664      2,957
     Decrease (increase) in inventory.......................     6,485    (10,994)     8,898
     Increase (decrease) in accounts payable................    (4,648)    (2,262)       112
     Increase (decrease) in accrued expenses................    (1,510)      (346)     2,919
     Other, net.............................................   (14,656)    (8,822)    (8,868)
                                                              --------   --------   --------
       Cash provided by continuing operations...............    77,688     64,070     79,339
       Cash provided by discontinued operations.............        --         --         89
                                                              --------   --------   --------
       Cash provided by operating activities................    77,688     64,070     79,428
INVESTMENT ACTIVITIES:
  Acquisition of Decatur Aluminum Corp., net of cash and
     equivalents acquired...................................        --     (9,573)        --
  Acquisition of Advanced Metal Forming, C.V., net of cash
     and equivalents acquired...............................        --         --    (33,584)
  Acquisition of Piper Impact, Inc., net of cash and
     equivalents acquired...................................        --         --     (5,575)
  Net proceeds from sale of LaSalle Steel Company...........        --      1,366     63,900
  Net proceeds from sale of the Tubing Operations...........        --     30,068         --
  Capital expenditures, net of retirements..................   (60,848)   (58,513)   (68,916)
  Capital expenditures of discontinued operations...........        --         --     (3,868)
  Other, net................................................    (1,832)    (3,168)    (1,550)
                                                              --------   --------   --------
     Cash (used) by investment activities...................   (62,680)   (39,820)   (49,593)
                                                              --------   --------   --------
     Cash provided by operating and investment activities...    15,008     24,250     29,835
FINANCING ACTIVITIES:
  Bank borrowings (repayments), net.........................     1,035    (17,124)   (41,828)
  Purchase of subordinated debentures.......................    (8,799)    (1,500)        --
  Common dividends paid.....................................    (9,124)    (9,059)    (8,422)
  Issuance of common stock, net.............................     1,567      3,183     10,453
  Other, net................................................       (60)      (429)       429
                                                              --------   --------   --------
     Cash (used) by financing activities....................   (15,381)   (24,929)   (39,368)
                                                              --------   --------   --------
Effect of exchange rate changes on cash and equivalents.....       (32)       107        422
                                                              --------   --------   --------
Decrease in cash and equivalents............................      (405)      (572)    (9,111)
Cash and equivalents at beginning of period.................    26,279     26,851     35,962
                                                              --------   --------   --------
Cash and equivalents at end of period.......................  $ 25,874   $ 26,279   $ 26,851
                                                              ========   ========   ========

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

  Statements of Cash Flows

     The Company generally considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Similar investments with original maturities beyond three months are considered short-term investments. For fiscal years 1999, 1998 and 1997 cash paid for income taxes was $22,005,000, $20,860,000, and $13,906,000, respectively. These amounts are before refunds of $1,181,000, $172,000, and $471,000, respectively. Cash paid for interest for fiscal 1999, 1998 and 1997 was $13,931,000, $14,404,000, and $17,964,000, respectively.

  Inventories

     Inventories are valued at the lower of cost or market. The accounting methods used in valuing the Company's inventories are described in Note 8.

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

                               QUANEX CORPORATION

     Goodwill represents the excess of the purchase price over the fair value of acquired companies and is being amortized on a straight line basis over forty years for the goodwill resulting from the acquisition of Nichols Homeshield in 1989, and over twenty-five years for the goodwill resulting from the acquisitions of Piper Impact Europe B.V. ("Piper Impact Europe") in 1997 and Nichols Aluminum Alabama, Inc. in 1998 (See Note 2). Goodwill from the acquisition of Piper Impact, Inc. ("Piper Impact") in 1996 was being amortized over 25 years, however, during the fourth quarter of 1998, the balance of goodwill associated with Piper Impact was written off in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121. (See Note 4) At October 31, 1999 and 1998, accumulated amortization was $11,035,000, and $9,255,000, respectively.

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. (See Note 4 -- regarding the impact of this statement.)

  Hedging

     The Company enters into various derivative instruments to protect itself from fluctuating prices and rates. The Company uses futures contracts to hedge a portion of its exposure to price fluctuations of aluminum. Hedging gains and losses are recognized concurrently with related sales transactions. The Company enters into interest rate swap agreements, which effectively exchange variable interest rate debt for fixed interest rate debt. The agreements are used to reduce the exposure to possible increases in interest rates. The Company enters into these swap agreements with major financial institutions. The Company uses foreign currency swap agreements to protect the value of its investment in Piper Impact Europe as well as to protect itself from currency fluctuations on certain sales and purchases. The impact of the foreign currency instruments which protect the investment in Piper Impact Europe are recorded as a foreign currency translation adjustment in the equity section of the financial statements when exchange rates go outside of the limits. The gains and losses on the forward contracts related to the sales and purchases are deferred off-balance sheet and included as a component of the related transaction when recorded. (See Note 16)

  Earnings Per Share Data

     Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

  Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and income and expense items are translated at the average exchange rates for the year. Resulting translation adjustments are reported as a separate component of stockholders' equity.

                               QUANEX CORPORATION

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

  Reclassification

     Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to fiscal 1999 presentations.

  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and displaying of comprehensive income and its components. The Company has adopted this pronouncement as of October 31, 1999 and the accompanying consolidated financial statements are presented in accordance with this statement.

     In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits", which defines new disclosure requirements for pension and other postretirement benefits in an effort to facilitate financial analysis by adding useful information and deleting disclosures that the FASB considers no longer useful. The Company has adopted this pronouncement as of October 31, 1999 and disclosures required by this statement have been made in Note 13 for all periods presented.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company's year ending October 31, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 until the Company's year ending October 31, 2001. The Company will be analyzing SFAS No. 133 to determine what, if any, impact or additional disclosure requirements this pronouncement will have.

                               QUANEX CORPORATION

2. ACQUISITIONS

     On October 29, 1997, the Company, through its Dutch subsidiary, Piper Impact Europe, acquired the net assets of Advanced Metal Forming C.V., a Dutch limited partnership, for approximately $30 million. Goodwill associated with Piper Impact Europe is approximately NLG 26 million or $12 million. The income statement for the year ended October 31, 1997 does not include the operations of Piper Impact Europe.

     Piper Impact Europe produces aluminum impact extrusions and precision steel stampings for the automotive and electronics industries in Europe and North America. Piper Impact Europe employs approximately 300 people, and its manufacturing facilities are located near Zwolle in The Netherlands.

     On October 9, 1998, the Company acquired the stock of Decatur Aluminum Corp., a Decatur, Alabama based coiled aluminum sheet manufacturer for approximately $19 million. Included in the purchase price was debt totaling $5 million and other specified liabilities for $5 million assumed by the Company. The newly acquired company has been renamed Nichols Aluminum-Alabama, Inc. ("Nichols Aluminum Alabama"), in alignment with Quanex's other aluminum mill sheet businesses in its Nichols Aluminum division. Goodwill associated with Nichols Aluminum Alabama is approximately $10 million. Nichols Aluminum Alabama's operations include cold rolling aluminum sheet to specific gauge, annealing, leveling, custom painting and slitting to width.

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

     Net sales and income from discontinued operations are as follows:

                                                                  YEAR ENDED
                                                               OCTOBER 31, 1997
                                                               ----------------
                                                                (IN THOUSANDS)
Net sales...................................................       $187,123
Operating income............................................          7,962
Income tax expense..........................................         (2,786)
Income from discontinued operations.........................       $  5,176

                               QUANEX CORPORATION

4. PIPER IMPACT IMPAIRMENT DISCLOSURE

     During the year ended October 31, 1998, the Company recorded a restructuring charge of $58.5 million related to its subsidiary, Piper Impact.

     Components of this special charge include $51.2 million for goodwill impairment; $6.7 million for impairment of property, plant and equipment; and $600 thousand for severance benefits to be paid to employees of the Park City, Utah plant. Piper Impact experienced significant changes in market conditions and the relationship with its major customer in fiscal 1998, which led to substantial declines in sales and operating cash flow. Management began an evaluation of the operations of Piper Impact in August 1998. As a result of this evaluation, in September 1998, management approved a plan to close the Park City, Utah facility and move its production to the New Albany, Mississippi facility. Production ceased at the Utah facility and its operations were consolidated in Mississippi by May 1999.

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

5. EXTRAORDINARY ITEM

     During fiscal 1999, the Company accepted unsolicited block offers to buy back $9.7 million principal amount of the 6.88% Convertible Subordinated Debentures for $8.8 million in cash. An after tax extraordinary gain of $415 thousand was recorded on these transactions in the second fiscal quarter of 1999.

                               QUANEX CORPORATION

6. EARNINGS PER SHARE

     The computational components of basic and diluted earnings per share are as follows (Shares and dollars in thousands except per share amounts):

                                                      FOR THE YEAR ENDED OCTOBER 31, 1999
                                                      -----------------------------------
                                                      NUMERATOR   DENOMINATOR   PER SHARE
                                                      (INCOME)     (SHARES)      AMOUNT
                                                      ---------   -----------   ---------
BASIC EPS
  Income from continuing operations.................   $39,301      14,234        $2.76
  Extraordinary gain on early extinguishment of
     debt...........................................       415                     0.03
                                                       -------                    -----
          Total basic net income....................   $39,716                    $2.79
                                                       =======                    =====
EFFECT OF DILUTIVE SECURITIES
  Effect of common stock equivalents arising from
     stock options..................................        --          56
  Effect of common stock held by rabbi trust........        --          16
  Effect of conversion of subordinated debentures...     3,663       2,470
                                                       -------      ------
DILUTED EPS
  Income from continuing operations.................    42,964      16,776        $2.56
                                                                    ======
  Extraordinary gain on early extinguishment of
     debt...........................................       415                     0.03
                                                       -------                    -----
          Total diluted net income..................   $43,379                    $2.59
                                                       =======                    =====

                                                      FOR THE YEAR ENDED OCTOBER 31, 1998
                                                      -----------------------------------
                                                      NUMERATOR   DENOMINATOR   PER SHARE
                                                      (INCOME)     (SHARES)      AMOUNT
                                                      ---------   -----------   ---------
BASIC EPS
  Loss from continuing operations...................   $(3,877)     14,149       $(0.27)
  Gain on sale of discontinued operations...........    13,046                   $ 0.92
                                                       -------                   ------
          Total basic net income....................   $ 9,169                   $ 0.65
                                                       =======                   ======
EFFECT OF DILUTIVE SECURITIES
  Effect of common stock equivalents arising from
     stock options(1)...............................        --          --
  Effect of conversion of subordinated
     debentures(1)..................................        --          --
                                                       -------      ------
DILUTED EPS
  Loss from continuing operations...................   $(3,877)     14,149       $(0.27)
                                                                    ======
  Gain on sale of discontinued operations...........    13,046                   $ 0.92
                                                       -------                   ------
          Total diluted net income..................   $ 9,169                   $ 0.65
                                                       =======                   ======

---------------

(1) The effect of both common stock equivalents arising from stock options and the conversion of subordinated debentures was anti-dilutive.

                               QUANEX CORPORATION

                                                      FOR THE YEAR ENDED OCTOBER 31, 1997
                                                      -----------------------------------
                                                      NUMERATOR   DENOMINATOR   PER SHARE
                                                      (INCOME)     (SHARES)      AMOUNT
                                                      ---------   -----------   ---------
BASIC EPS
  Income from continuing operations.................   $27,718      13,807        $2.01
  Income from discontinued operations...............     5,176                     0.37
  Gain on sale of discontinued operations...........    36,290                     2.63
                                                       -------                    -----
          Total basic net income....................   $69,184                    $5.01
                                                       =======                    =====
EFFECT OF DILUTIVE SECURITIES
  Effect of common stock equivalents arising from
     stock options..................................                   222
  Effect of conversion of subordinated debentures...   $ 3,997       2,696
                                                       -------      ------
DILUTED EPS
  Income from continuing operations.................   $31,715      16,725        $1.90
                                                                    ======
  Income from discontinued operations...............     5,176                     0.31
  Gain on sale of discontinued operations...........    36,290                     2.17
                                                       -------                    -----
          Total diluted net income..................   $73,181                    $4.38
                                                       =======                    =====

                               QUANEX CORPORATION

7. INCOME TAXES

     Income taxes are provided on taxable income at the statutory rates applicable to such income.

     Income tax expense (benefit) consists of the following:

                                                           YEARS ENDED OCTOBER 31,
                                                         ----------------------------
                                                          1999       1998      1997
                                                         -------   --------   -------
                                                                (IN THOUSANDS)
Current:
  Federal..............................................  $17,819   $  9,312   $   846
  State................................................    1,066      4,190     2,829
  Foreign..............................................     (372)       507        --
                                                         -------   --------   -------
                                                          18,513     14,009     3,675
Deferred...............................................    2,535    (16,096)   11,250
                                                         -------   --------   -------
Income taxes from continuing operations................   21,048     (2,087)   14,925
Income taxes from discontinued operations..............       --         --     2,786
Income taxes from sale of discontinued operations......       --      3,441    13,178
Income taxes from extinguishment of debt...............      223         --        --
                                                         -------   --------   -------
          Total........................................  $21,271   $  1,354   $30,889
                                                         =======   ========   =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's net deferred tax liability are as follows:

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax liability:
  Property, plant and equipment.............................  $ 51,477   $ 44,723
  Inventory.................................................      (573)    (1,161)
  Other.....................................................    16,085     16,926
                                                              --------   --------
                                                                66,989     60,488
                                                              --------   --------
Deferred tax assets:
  Intangibles...............................................    14,411     19,678
  Postretirement benefit obligation.........................     3,345      3,149
  Other employee benefit obligations........................     9,448      9,314
  Other.....................................................    15,021      6,495
                                                              --------   --------
                                                                42,225     38,636
                                                              --------   --------
Net deferred tax liability..................................  $ 24,764   $ 21,852
                                                              ========   ========
Deferred income tax non-current liability...................  $ 43,910   $ 33,412
Deferred tax current assets.................................   (19,146)   (11,560)
                                                              --------   --------
  Net deferred tax liability................................  $ 24,764   $ 21,852
                                                              ========   ========

     Deferred taxes have not been provided on the Company's foreign subsidiary's cumulative undistributed earnings of $241,000, since such amounts are expected to be reinvested indefinitely. If these earnings were remitted to the Company, there would be little or no additional federal income tax because of the availability of foreign tax credits.

                               QUANEX CORPORATION

     Income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for the following reasons:

                                                            YEARS ENDED OCTOBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Income tax expense (benefit) at statutory tax rate......  $21,123   $(2,087)  $14,925
Increase (decrease) in taxes resulting from:
  State income taxes, net of federal effect.............    1,118      (250)    1,655
  Goodwill..............................................      334       345       334
  Other items, net......................................   (1,527)      (95)   (1,989)
                                                          -------   -------   -------
                                                          $21,048   $(2,087)  $14,925
                                                          =======   =======   =======

     The Company reached a settlement with the Internal Revenue Service with respect to its tax audit of fiscal years 1992 through 1994. During 1997, the Company made a payment of $2,016,000 of tax and related interest. Adequate provisions had been made in prior years and the settlement did not have a material effect on earnings for fiscal 1997. The Company's 1996 tax year is currently under audit.

8. INVENTORIES

     Inventories consist of the following:

                                                                 OCTOBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Raw materials...............................................  $24,617   $25,167
Finished goods and work in process..........................   46,958    52,485
                                                              -------   -------
                                                               71,575    77,652
Other.......................................................    6,888     7,745
                                                              -------   -------
          Total.............................................  $78,463   $85,397
                                                              =======   =======

     The values of inventories in the consolidated balance sheets are based on the following accounting methods:

LIFO........................................................  $58,968   $57,594
FIFO........................................................   19,495    27,803
                                                              -------   -------
          Total.............................................  $78,463   $85,397
                                                              =======   =======

     With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $11,300,000 and $12,300,000 at October 31, 1999 and 1998, respectively.

     At the beginning of fiscal 1999, Quanex changed its inventory valuation method for measuring segment results from LIFO to FIFO. The change has no impact on consolidated results, which remain LIFO based. See Note 13 regarding industry segment information.

                               QUANEX CORPORATION

9. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                   OCTOBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Land and land improvements..................................  $  18,502   $  18,376
Buildings...................................................    101,166     100,009
Machinery and equipment.....................................    591,942     545,677
Construction in progress....................................     42,201      38,893
                                                              ---------   ---------
                                                                753,811     702,955
Less accumulated depreciation and amortization..............   (346,970)   (307,901)
                                                              ---------   ---------
                                                              $ 406,841   $ 395,054
                                                              =========   =========

     The Company had commitments for the purchase or construction of capital assets amounting to approximately $15 million at October 31, 1999.

10. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                 OCTOBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Accrued contribution to pension funds.......................  $ 1,783   $ 1,125
Interest....................................................    2,364     2,544
Payroll, payroll taxes and employee benefits................   28,745    24,497
State and local taxes.......................................    2,288     1,942
Other.......................................................   19,125    26,017
                                                              -------   -------
                                                              $54,305   $56,125
                                                              =======   =======

                               QUANEX CORPORATION

11. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

     Long-term debt consists of the following:

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
"Bank Agreement" Revolver...................................  $ 75,000   $ 80,000
Convertible subordinated debentures.........................    73,720     83,420
Piper Impact Europe "Credit Facility".......................    22,703     22,363
Industrial Revenue and Economic Development Bonds,
  unsecured, payable in annual installments through the year
  2005, bearing interest ranging from 6.50% to 8.375%.......     3,275      3,275
State of Alabama Industrial Development Bonds...............     4,755      4,755
Scott County, Iowa Industrial Waste Recycling Revenue
  Bonds.....................................................     3,000         --
Other.......................................................     7,213      6,737
                                                              --------   --------
                                                              $189,666   $200,550
Less maturities due within one year included in current
  liabilities...............................................    10,545     12,248
                                                              --------   --------
                                                              $179,121   $188,302
                                                              ========   ========

     In July 1996, the Company entered into an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement consists of a revolving line of credit ("Revolver"). In July 1997, the term loan provisions of the Bank Agreement expired. The Bank Agreement expires July 23, 2003, and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either (a) the prime rate or the federal funds rate plus one percent, whichever is higher, or (b) a Eurodollar based rate. At October 31, 1999 and 1998, the Company had $75 and $80 million, respectively, outstanding under the Revolver. The weighted average interest rates on borrowings under the Revolver were 5.7%, 6.2%, and 6.6% in 1999, 1998 and 1997, respectively. As of October 31, 1999, the Company was in compliance with all Bank Agreement covenants. Under the Company's most restrictive loan covenants, retained earnings of approximately $48 million at October 31, 1999 were available for dividends and other restricted payments.

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

     During fiscal 1999 and 1998, respectively, the Company accepted unsolicited block offers to buy back $9.7 and $1.5 million, respectively, principal amount of its Convertible Subordinated Debentures. The outstanding balance as of October 31, 1999 is $73,720,000.

                               QUANEX CORPORATION

     On October 28, 1997, Piper Impact Europe executed a stand-alone secured credit facility ("Credit Facility") providing an initial available credit line of 50 million Dutch Guilders ("NLG"). The available credit line is reduced each quarter by the principal payments on the Medium Term Loan described below. At October 31, 1999, the available credit line was 48 million NLG. At October 31, 1999 and 1998, 1 NLG was equal to .477 and .535 U.S. dollars, respectively. The Credit Facility consists of a Roll-Over Term Loan, a Medium Term Loan and an Overdraft Facility. The Roll-Over Term Loan provides NLG 15 million for loan periods of 1, 2, 3, 6, or 12 months with repayment of outstanding borrowings on October 27, 2002. Interest is payable on the repayment date at the Amsterdam Interbank Offering Rate (AIBOR) plus 90 basis points. In the case of a loan period of twelve months, interest is payable six months after the beginning of the loan period and on the repayment date. The Medium Term Loan provides NLG 15 million at 6.375% payable quarterly in arrears from March 1, 1998, with quarterly repayments of principal in equal amounts of NLG 500 thousand commencing January 1, 1999 through April 1, 2006. The Overdraft Facility provides an aggregate amount of NLG 20 million to cover overdrafts or up to NLG 15 million of loans for a period of one year, subject to annual renewal. Overdrafts bear interest at the Bank's published rate for overdraft facilities plus 1% per annum. Loans under the Overdraft Facility bear interest at AIBOR plus 45 to 55 basis points. The terms of Overdraft Facility loans are selected by Piper Impact Europe to be a period of 1, 2, 3, 6, or 12 months. Interest on overdrafts is paid quarterly in arrears.

     Interest on loans under the Overdraft Facility is payable on the repayment date, however, in the case of a loan period of twelve months, interest is payable six months after the beginning of the loan period and on the repayment date. At October 31, 1999, and 1998, Piper Impact Europe had NLG 47.6 and 41.8 million, respectively, outstanding under the Credit Facility. As of October 31, 1999, Piper Impact Europe was in compliance with all Credit Facility covenants.

     The State of Alabama Industrial Development bonds were assumed as part of the Nichols Aluminum Alabama acquisition (See Note 2). These bonds mature August 1, 2004 with interest payable monthly. The bonds bear interest at the weekly interest rate as determined by the remarketing agent under then prevailing market conditions to be the minimum interest rate, which, if borne by the Bonds on the effective date of such rate, would enable the remarketing agent to sell the Bonds on such business day at a price (without regard to accrued interest) equal to the principal amount of the bonds. The interest rate, however, may not exceed 13% per annum. The weekly interest rate during the year ended October 31, 1999 ranged from 2.45% to 4.25%. These bonds are secured by a Letter of Credit.

     On June 1, 1999, the Company borrowed $3 million through unsecured Scott County, Iowa Variable Rate Demand Industrial Waste Recycling Revenue Bonds Series 1999. The bonds require 15 annual principal payments of $200 thousand beginning on July 1, 2000. The variable interest rate is established by the remarketing agent based on the lowest weekly rate of interest that would permit the sale of the bonds at par, on the basis of prevailing financial market conditions. Interest is payable on the first business day of each calendar month. Interest rates on these bonds during the five months that they have been outstanding in fiscal 1999 have ranged from 3.0% to 4.0%.

     Aggregate maturities of long-term debt at October 31, 1999, are as follows (in thousands):

2000........................................................   $ 10,545
2001........................................................      1,202
2002........................................................      8,359
2003........................................................     76,203
2004........................................................     12,727
Thereafter..................................................     80,630
                                                               --------
                                                               $189,666
                                                               ========

                               QUANEX CORPORATION

12. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     The Company has a number of retirement plans covering substantially all employees. The Company provides both defined benefit and defined contribution plans. In general, the plant or location of his/her employment determines an employee's coverage for retirement benefits. The single employer defined benefit pension plans pay benefits to employees at retirement using formulas based upon years of service and compensation rates near retirement. The Company's funding policy is generally to make the minimum annual contributions required by applicable regulations. The plans invest primarily in marketable equity and debt securities.

     The Company also provides certain healthcare and life insurance benefits for certain eligible retired employees employed prior to January 1, 1993. Certain employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The Company continues to fund benefit costs on a pay-as-you-go basis; and, for fiscal year 1999, the Company made benefit payments totaling $348,000, compared to $410,000 and $247,000 in fiscal 1998 and 1997, respectively.

     In fiscal 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which revises disclosures about pension and other postretirement benefits. The following information is provided in accordance with the requirements of this Statement.

     A reconciliation of the beginning benefit obligation to the ending benefit obligation follows:

                                                        PENSION        POSTRETIREMENT
                                                       BENEFITS           BENEFITS
                                                   -----------------   ---------------
                                                               OCTOBER 31,
                                                   -----------------------------------
                                                    1999      1998      1999     1998
                                                   -------   -------   ------   ------
                                                             (IN THOUSANDS)
Benefit obligation at beginning of year..........  $27,665   $21,960   $7,984   $6,611
  Service cost...................................    2,092     1,832      187      163
  Interest cost..................................    1,978     1,685      541      523
  Amendments.....................................      818        38       --       --
  Actuarial loss (gain)..........................   (2,111)    2,854     (633)   1,103
  Benefits paid from plan assets.................     (556)     (385)    (348)    (410)
  Administrative expenses........................     (298)     (321)      --       --
  Foreign currency translation effect............     (122)       --       --       --
  Piper Impact Europe benefit obligation.........    1,098        --       --       --
  Other..........................................       --         2       --       (6)
                                                   -------   -------   ------   ------
Benefit obligation at end of year................  $30,564   $27,665   $7,731   $7,984
                                                   =======   =======   ======   ======

     A reconciliation of the beginning fair value of plan assets to the ending fair value of plan assets follows:

                                                              PENSION BENEFITS
                                                                 OCTOBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Fair value of plan assets at beginning of year..............  $17,692   $16,253
  Actual return on plan assets..............................    2,491       433
  Employer contributions....................................    2,240     1,712
  Employee contributions....................................       47        --
  Ins. premiums paid for surviving spouse coverage..........      (15)       --
  Benefits paid.............................................     (556)     (385)
  Administrative expenses...................................     (298)     (321)
  Foreign currency translation effect.......................      (77)       --
  Piper Impact Europe fair value of plan assets.............      681        --
                                                              -------   -------
Fair value of plan assets at end of year....................  $22,205   $17,692
                                                              =======   =======

                               QUANEX CORPORATION

     A reconciliation of the funded status of the plans with the amounts recognized in the accompanying balance sheets is set forth below:

                                                      PENSION         POSTRETIREMENT
                                                     BENEFITS            BENEFITS
                                                 -----------------   -----------------
                                                              OCTOBER 31,
                                                 -------------------------------------
                                                  1999      1998      1999      1998
                                                 -------   -------   -------   -------
                                                            (IN THOUSANDS)
Funded status..................................  $(8,359)  $(9,973)  $(7,731)  $(7,984)
Unrecognized transition asset..................     (602)     (713)       --        --
Unrecognized prior service cost................    1,344       591        --        --
Unrecognized net loss..........................    1,363     3,683       238       888
Foreign currency translation effect............      (12)       --        --        --
Other..........................................       22        --         3         4
                                                 -------   -------   -------   -------
          Accrued benefit cost.................   (6,244)   (6,412)   (7,490)   (7,092)
Amounts recognized in the Balance Sheet:
Deferred benefit credit........................   (6,691)   (7,832)   (7,490)   (7,092)
Accrued contribution to pension................   (1,783)   (1,125)       --        --
Intangible asset...............................    1,473       774        --        --
Accumulated other comprehensive income.........      757     1,771        --        --
                                                 -------   -------   -------   -------
          Accrued benefit cost.................  $(6,244)  $(6,412)  $(7,490)  $(7,092)

     Below is data related to pension plans in which accumulated benefit obligation exceeds plan assets.

                                                        PENSION         POSTRETIREMENT
                                                        BENEFITS           BENEFITS
                                                    ----------------   -----------------
                                                                OCTOBER 31,
                                                    ------------------------------------
                                                     1999     1998       1999      1998
                                                    ------   -------   --------   ------
                                                               (IN THOUSANDS)
Accumulated benefit obligation....................  $7,319   $21,405    $7,731    $7,984
Fair value of plan assets.........................   5,576    17,692        --        --

     Below are the assumptions used.

                                            PENSION               POSTRETIREMENT
                                            BENEFITS                 BENEFITS
                                    ------------------------   ---------------------
                                                      OCTOBER 31,
                                    ------------------------------------------------
                                     1999     1998     1997    1999    1998    1997
                                    ------   ------   ------   -----   -----   -----
                                                     (IN THOUSANDS)
Discount rate.....................   7.50%    6.75%    7.50%   7.50%   6.75%   7.50%
Expected return on plan assets....  10.00%   10.00%   10.00%      --      --      --
Rate of compensation increase.....   4.50%    4.00%    4.50%      --      --      --

     The assumed health care cost trend rate was 7.5% in 1999, decreasing uniformly to 5.50% in the year 2003 and remaining level thereafter. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of October 31, 1999 would be increased by 1.85%. The effect of this change on the sum of the service cost and interest cost would be an increase of 1.44%. If the health care cost trend rate assumptions were decreased by 1%, the accumulated postretirement benefit obligation as of October 31, 1999 would be decreased by 1.65%. The effect of this change on the sum of the service cost and interest cost would be a decrease of 1.27%.

                               QUANEX CORPORATION

     Net pension costs for the single employer defined benefit pension plans were as follows:

                                                            YEARS ENDED OCTOBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Service Cost............................................  $ 2,092   $ 1,832   $ 1,371
Interest cost...........................................    1,978     1,685     1,511
Expected return on plan assets..........................   (1,978)   (1,670)   (1,354)
Amortization of unrecognized transition asset...........     (111)     (111)      (47)
Amortization of unrecognized prior service cost.........       63        25        57
Amortization of unrecognized net loss...................      119         7        33
Other...................................................      (63)       --        --
                                                          -------   -------   -------
          Net periodic pension cost.....................  $ 2,100   $ 1,768   $ 1,571
                                                          =======   =======   =======

     Net periodic costs for the postretirement benefit plans other than pensions were as follows:

                                                              YEARS ENDED OCTOBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Net periodic postretirement benefit cost:
  Service cost..............................................   $187     $163     $148
  Interest cost.............................................    541      523      472
  Net amortization and deferral.............................     17      (10)       3
  Other.....................................................      2       --       --
                                                               ----     ----     ----
          Net periodic postretirement benefit cost..........   $747     $676     $623
                                                               ====     ====     ====

     One of the Company's subsidiaries, Piper Impact Europe, participates in two multi-employer plans. The plans provide defined benefits to substantially all of Piper Impact Europe's employees. Amounts charged to pension cost and contributed to the plans as of October 31, 1999 and 1998 totaled approximately NLG 2,021,000 and NLG 1,551,000 or approximately $1,000,000 and $800,000, respectively. There was no pension cost in 1997 for these plans as Piper Impact Europe was acquired on October 29, 1997. (See Note 2)

     The Company has various defined contribution plans in effect for certain eligible employees. The Company makes contributions to the plans subject to certain limitations outlined in the plans. Contributions to these plans were approximately $3,366,000, $2,978,000, and $2,919,000, during fiscal 1999, 1998, and 1997, respectively.

     The Company has a Supplemental Benefit Plan covering certain key officers of the Company. Earned vested benefits under the Supplemental Benefit Plan were approximately $4,829,000, $4,147,000, and $3,724,000 at October 31, 1999, 1998
and 1997, respectively. These benefits are funded with life insurance policies purchased by the Company.

                               QUANEX CORPORATION

13. INDUSTRY SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", for fiscal year ended 1998. SFAS No. 131 requires that the Company disclose certain information about its operating segments where operating segments are defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance". Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     Pursuant to SFAS No. 131, the Company has three reportable segments: engineered steel bars, aluminum mill sheet products, and engineered products. The Company's previously reported "Aluminum Products Group" has been split into two segments: "Aluminum Mill Sheet Products" and "Engineered Products". Prior years' presentation has been restated to conform to the new segment reporting. The engineered steel bar segment consists of engineered steel bars manufacturing, steel bar and tube heat treating services and steel bar and tube wear and corrosion resistant finishing services. The aluminum mill sheet segment manufactures mill finished and coated aluminum sheet. The engineered products segment manufactures impact-extruded aluminum and steel parts, aluminum window and patio door screens, window frames and other roll formed products and stamped shapes.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies, with the exception of the inventory valuation method. At the beginning of fiscal year 1999, Quanex changed its inventory valuation method for measuring segment results from LIFO to FIFO. This change has no impact on consolidated results, which remain LIFO based. Prior years' data have not been restated, however, information is provided below to allow comparability.

     The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

     The Company's reportable segments are strategic business divisions that offer different products and services. These groups are managed separately because each business requires different expertise and marketing strategies. The Company evaluates performance based on operating income.

                               QUANEX CORPORATION

     For the year-ended October 31, 1999, 12% of the Company's consolidated net sales were made to one customer. These sales are included in the engineered products segment.

                                                     ALUMINUM
YEAR ENDED                           ENGINEERED        MILL        ENGINEERED   CORPORATE
OCTOBER 31, 1999                     STEEL BARS   SHEET PRODUCTS    PRODUCTS    & OTHER(1)   CONSOLIDATED
----------------                     ----------   --------------   ----------   ----------   ------------
                                                               (IN THOUSANDS)
Net Sales:
  To unaffiliated companies........   $292,085       $290,648       $227,361           --      $810,094
  Intersegment(2)..................      5,284         21,115              1      (26,400)           --
                                      --------       --------       --------     --------      --------
          Total....................   $297,369       $311,763       $227,362     $(26,400)     $810,094
                                      ========       ========       ========     ========      ========
Operating Income (loss)............   $ 60,446       $ 15,306       $ 12,153     $(16,148)     $ 71,757
Depreciation and amortization:
  Operating........................   $ 16,293       $ 12,313       $ 16,185     $    531      $ 45,322
  Other............................         --             21             --          540           561
                                      --------       --------       --------     --------      --------
          Total....................   $ 16,293       $ 12,334       $ 16,185     $  1,071      $ 45,883
                                      ========       ========       ========     ========      ========
Capital expenditures(3)............   $ 37,750       $  9,873       $ 12,628     $    683      $ 60,934
Identifiable assets................   $241,783       $200,733       $209,153     $ 38,777      $690,446

---------------

(1) Included in "Corporate and Other" are intersegment eliminations, and corporate expenses.

(2) Intersegment sales are conducted on an arm's-length basis.

(3) Includes capitalized interest.

     For the year-ended October 31, 1998, 13% of the Company's consolidated net sales were made to one customer. These sales are included in the engineered products segment.

YEAR ENDED                     ENGINEERED     ALUMINUM MILL     ENGINEERED    CORPORATE
OCTOBER 31, 1998               STEEL BARS   SHEET PRODUCTS(1)   PRODUCTS(4)   & OTHER(2)   CONSOLIDATED(4)
----------------               ----------   -----------------   -----------   ----------   ---------------
                                                           (IN THOUSANDS)
Net Sales:
  To unaffiliated
     companies...............   $324,312        $243,168         $230,010            --       $797,490
  Intersegment(3)............      2,984          23,187                2       (26,173)            --
                                --------        --------         --------      --------       --------
          Total..............   $327,296        $266,355         $230,012       (26,173)      $797,490
                                ========        ========         ========      ========       ========
Operating Income (loss)(6)...   $ 58,908        $  7,788         $(52,606)     $(11,826)      $  2,264
Depreciation and
  amortization:
  Operating..................   $ 13,097        $ 10,670         $ 17,928      $    139       $ 41,834
  Other......................         --              --               --           566            566
                                --------        --------         --------      --------       --------
          Total..............   $ 13,097        $ 10,670         $ 17,928      $    705       $ 42,400
                                ========        ========         ========      ========       ========
Capital expenditures(5)......   $ 31,116        $ 13,109         $ 16,442      $    269       $ 60,936
Identifiable assets(6).......   $219,727        $198,596         $220,161      $ 35,804       $674,288

---------------

                               QUANEX CORPORATION

(1) Identifiable assets include Nichols Aluminum Alabama, acquired on October 9, 1998.

(2) Included in "Corporate and Other" are intersegment eliminations, and corporate expenses.

(3) Intersegment sales are conducted on an arm's-length basis.

(4) Operating income includes mostly non-cash non-recurring restructuring charge of $58,500. See Note 4.

(5) Includes capitalized interest.

(6) As noted above, at the start of fiscal year 1999, Quanex changed its inventory valuation method for measuring segment results from LIFO to FIFO. This change has no impact on consolidated results, which remain LIFO based. Prior year's data have not been restated above, however, the following information is provided to allow comparability. The effect of switching to FIFO method of inventory valuation for segment reporting during 1998 would have been as follows:

                                           ENGINEERED   ALUMINUM MILL    ENGINEERED   CORPORATE
                                           STEEL BARS   SHEET PRODUCTS    PRODUCTS    AND OTHER   CONSOLIDATED
                                           ----------   --------------   ----------   ---------   ------------
      Operating Income --
        increase/(decrease)..............    (1,100)        (5,011)         (165)       6,276          0
      Identifiable Assets --
        increase/(decrease)..............     3,492              0           308       (3,800)         0

     For the year ended October 31, 1997, 13% of the Company's consolidated net sales were made to one customer. These sales are included in the engineered products segment.

YEAR ENDED                         ENGINEERED   ALUMINUM MILL    ENGINEERED     CORPORATE
OCTOBER 31, 1997                   STEEL BARS   SHEET PRODUCTS   PRODUCTS(1)   AND OTHER(2)   CONSOLIDATED
----------------                   ----------   --------------   -----------   ------------   ------------
                                                               (IN THOUSANDS)
Net Sales:
  To unaffiliated companies......   $301,436       $237,836       $206,821             --       $746,093
  Intersegment(3)................     18,032         23,205             10       $(41,247)            --
                                    --------       --------       --------       --------       --------
          Total..................   $319,468       $261,041       $206,831       $(41,247)      $746,093
                                    ========       ========       ========       ========       ========
Operating Income (loss)(5).......   $ 50,762       $  1,753       $ 15,444       $(12,951)      $ 55,008
Depreciation and amortization:
  Operating......................   $ 13,940       $ 10,154       $ 13,055       $    149       $ 37,298
  Other..........................         --             --             --            567            567
                                    --------       --------       --------       --------       --------
          Total..................   $ 13,940       $ 10,154       $ 13,055       $    716       $ 37,865
                                    ========       ========       ========       ========       ========
Capital expenditures(4)..........   $ 35,220       $  5,751       $ 27,830       $    345       $ 69,146
Identifiable assets(5)...........   $192,937       $163,637       $281,943       $ 47,188       $685,705

---------------

(1) Identifiable assets include Advanced Metal Forming C.V., acquired on October 29, 1997.

(2) Included in "Corporate and Other" are intersegment eliminations, corporate expenses and net assets of discontinued operations.

(3) Intersegment sales are conducted on an arm's-length basis.

(4) Includes capitalized interest.

(5) As noted above, at the start of fiscal year 1999, Quanex changed its inventory valuation method for measuring segment results from LIFO to FIFO. This change has no impact on consolidated results, which remain LIFO based. Prior year's data have not been restated above, however, the following information is provided to allow comparability. The effect of switching to FIFO method of inventory valuation for segment reporting during 1997 would have been as follows:

                                           ENGINEERED   ALUMINUM MILL    ENGINEERED   CORPORATE
                                           STEEL BARS   SHEET PRODUCTS    PRODUCTS    AND OTHER   CONSOLIDATED
                                           ----------   --------------   ----------   ---------   ------------
      Operating Income --
        increase/(decrease)..............      225          4,171           (71)        (4,325)        0
      Identifiable Assets --
        increase/(decrease)..............    4,592          5,011           473        (10,076)        0

                               QUANEX CORPORATION

GEOGRAPHIC INFORMATION

                                                                  YEAR ENDED OCTOBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net Sales(1)
  United States.............................................  $745,265   $741,067    713,596
  Mexico....................................................    17,183     15,680     17,396
  Canada....................................................    17,825     10,374     11,146
  European countries........................................    24,481     28,501      2,625
  Other foreign countries...................................     5,340      1,868      1,330
                                                              --------   --------   --------
          Total.............................................  $810,094   $797,490   $746,093
                                                              ========   ========   ========

---------------

(1) Net Sales are attributed to countries based on location of customer.

                                                                  YEAR ENDED OCTOBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net Sales(2)
  United States.............................................  $777,441   $763,775   $746,093
  The Netherlands...........................................    32,653     33,715         --
                                                              --------   --------   --------
                                                              $810,094   $797,490   $746,093
                                                              ========   ========   ========

---------------

(2) Net sales are attributed to countries based on location of operations.

                                                                  YEAR ENDED OCTOBER 31,
                                                               ----------------------------
                                                                1999      1998       1997
                                                               -------   ------     -------
Operating Income (Loss)(4)
  United States.............................................   $71,774   $ (144)(3) $55,008
  The Netherlands...........................................       (17)   2,408          --
                                                               -------   ------     -------
                                                               $71,757   $2,264     $55,008
                                                               =======   ======     =======

---------------

(3) Including the restructuring charge of $58.5 million. (See Note 4)

(4) Operating income (loss) is attributed to countries based on location of operations.

                                                              YEAR ENDED OCTOBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Identifiable Assets(5)
  United States.............................................   $648,145     $627,969
  The Netherlands...........................................     42,301       46,319
                                                               --------     --------
          Total.............................................   $690,446     $674,288
                                                               ========     ========

---------------

(5) Identifiable assets are attributed to countries based on location of operations.

                               QUANEX CORPORATION

14. PREFERRED STOCK PURCHASE RIGHTS

     The Company declared a dividend in 1986 of one Preferred Stock Purchase Right (a "Right") on each outstanding share of its common stock. This action was intended to assure that all shareholders would receive fair treatment in the event of a proposed takeover of the Company. On April 26, 1989, the Company amended the Rights to provide for additional protection to shareholders and to provide the Board of Directors of the Company with needed flexibility in responding to abusive takeover tactics. On April 15, 1999, the Second Amended and Restated Rights Agreement went into effect. Each Right, when exercisable, entitles the holder to purchase 1/100th of a share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $90. Each 1/100th of a share of Series A Junior Participating Preferred Stock will be entitled to a dividend equal to the greater of $.01 or the dividend declared on each share of common stock, and will be entitled to 1/100th of a vote, voting together with the shares of common stock. The Rights will be exercisable only if, without the Company's prior consent, a person or group of persons acquires or announces the intention to acquire 20% or more of the Company's common stock. If the Company is acquired through a merger or other business combination transaction, each Right will entitle the holder to purchase $120 worth of the surviving company's common stock for $90. Additionally, if someone acquires 20% or more of the Company's common stock, each Right not owned by the 20% or greater shareholder would permit the holder to purchase $120 worth of the Company's common stock for $90. The Rights are redeemable, at the option of the Company, at $.02 per Right at any time until ten days after someone acquires 20% or more of the common stock. The Rights expire April 15, 2009.

     As a result of the Rights distribution, 150,000 of the 1,000,000 shares of authorized Preferred Stock were reserved for issuance as Series A Junior Participating Preferred Stock.

                               QUANEX CORPORATION

15. RESTRICTED STOCK AND STOCK OPTION PLANS

  Key Employee Plans:

     The Company has restricted stock and stock option plans which provide for the granting of common shares or stock options to key employees. Under the Company's restricted stock plan, common stock may be awarded to key employees. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The award vests during the vesting period based on the price of the Company's stock. Upon issuance of stock under the plan, unearned compensation equal to the market value at the date of grant is charged to stockholders' equity and subsequently amortized to expense over the restricted period. There were 6,000 restricted shares granted in 1999. There were no restricted shares granted in 1998 or 1997. No compensation expense was charged in 1999 or 1998 related to the restricted stock. The amount charged to compensation expense in 1997 was $185,000, relating to restricted stocks granted in 1994.

     Under the Company's option plans, options are granted at prices determined by the Board of Directors which may not be less than the fair market value of the shares at the time the options are granted. Unless otherwise provided by the Board at the time of grant, options become exercisable in 33 1/3% increments maturing cumulatively on each of the first through third anniversaries of the date of grant and must be exercised no later than ten years from the date of grant. There were 276,776, 493,176, and 722,322 shares available for granting of options at October 31, 1999, 1998, and 1997, respectively. Stock option transactions for the three years ended October 31, 1999, were as follows:

                                                                      SHARES      AVERAGE
                                                         SHARES        UNDER       PRICE
                                                       EXERCISABLE    OPTION     PER SHARE
                                                       -----------   ---------   ---------
Balance at October 31, 1996..........................    726,609     1,257,646      $22
                                                         -------
  Granted............................................                  165,700       29
  Exercised..........................................                 (323,218)      18
  Cancelled..........................................                  (13,987)      25
                                                                     ---------
Balance at October 31, 1997..........................    650,053     1,086,141       24
                                                         -------
  Granted............................................                  264,550       21
  Exercised..........................................                  (95,416)      21
  Cancelled..........................................                  (35,404)      26
                                                                     ---------
Balance at October 31, 1998..........................    770,075     1,219,871       23
                                                         -------
  Granted............................................                  240,700       21
  Exercised..........................................                   (9,000)      15
  Cancelled..........................................                  (30,300)      24
                                                                     ---------
Balance at October 31, 1999..........................    966,391     1,421,271      $23
                                                         =======     =========

                               QUANEX CORPORATION

     On October 1, 1992, Carl E. Pfeiffer retired as the Chief Executive Officer of the Company. In connection with such retirement, the Company replaced options to purchase 60,000 shares of Common Stock at a weighted average exercise price of $15.85 held by Mr. Pfeiffer, under the Company's employee stock option plans with new options having the same exercise prices and expiration dates. Such options were substantially similar to the options previously held by him with the exception that vesting was not contingent upon his continued employment with the Company and the options expired on various dates between October 25, 1999 and October 13, 2001, instead of one year after retirement. During the year ended October 31, 1997, options for the entire 60,000 shares were exercised at an average price of $15.85 per share.

  Non-Employee Director Plans:

     The Company has various non-employee Director plans, which are described below:

     1987 NON-EMPLOYEE DIRECTORS PLAN:

     The Company's 1987 Non-employee Directors stock option plan provides for the granting of stock options to non-employee Directors to purchase up to an aggregate amount of 100,000 shares of common stock. The plan provides that each non-employee Director and each future non-employee Director, as of the first anniversary of the date of his/her election as a Director of the Company, will be granted an option to purchase 10,000 shares of common stock at a price per share of common stock equal to the fair market value of the common stock as of the date of the grant. During 1998, the Board of Directors passed a resolution, which reduced the number of options to be granted from 10,000 to 6,000.

     Options become exercisable in 33 1/3% increments maturing cumulatively on each of the first through third anniversaries of the date of the grant and must be exercised no later than 10 years from the date of grant. No options may be granted under the plan after June 22, 1997. There were no shares available for granting of options at October 31, 1999, 1998 or 1997. Stock option transactions for the three years ended October 31, 1999, were as follows:

                                                                      SHARES     AVERAGE
                                                          SHARES       UNDER      PRICE
                                                        EXERCISABLE   OPTION    PER SHARE
                                                        -----------   -------   ---------
Balance at October 31, 1996...........................    20,000       40,000      $18
                                                          ------
  Granted.............................................                     --       --
  Exercised...........................................                (15,000)      18
  Cancelled...........................................                     --       --
                                                                      -------
Balance at October 31, 1997...........................    11,666       25,000       18
                                                          ------
  Granted.............................................                     --       --
  Exercised...........................................                 (5,000)      14
  Cancelled...........................................                     --       --
                                                                      -------
Balance at October 31, 1998...........................    13,332       20,000       20
                                                          ------
  Granted.............................................                     --       --
  Exercised...........................................                     --       --
  Cancelled...........................................                     --       --
                                                                      -------
Balance at October 31, 1999...........................    20,000       20,000      $20
                                                          ------      -------

                               QUANEX CORPORATION

     1989 NON-EMPLOYEE DIRECTORS PLAN:

     The Company's 1989 Non-employee Directors stock option plan provides for the granting of stock options to non-employee Directors to purchase up to an aggregate of 210,000 shares of common stock. Each non-employee Director as of December 6, 1989 was granted an option to purchase 3,000 shares of common stock at a price per share of common stock equal to the fair market value of the common stock as of the date of grant. Also, each non-employee Director who is a director of the Company on any subsequent October 31, while the plan is in effect and shares are available for the granting of options hereunder, shall be granted on such October 31, an option to purchase 3,000 shares of common stock at a price equal to the fair market value of the common stock as of such October
31. During 1998, the Board of Directors passed a resolution, which decreased the number of options to be granted annually as prescribed above from 3,000 to 2,000. Options become exercisable at any time commencing six months after the grant and must be exercised no later than 10 years from the date of grant. No option may be granted under the plan after December 5, 1999. There were no shares available for granting of options at October 31, 1999 and 12,000, and 30,000 shares available for granting of options at October 31, 1998 and 1997, respectively. Stock option transactions for the three years ended October 31, 1999, were as follows:

                                                                      SHARES     AVERAGE
                                                          SHARES       UNDER      PRICE
                                                        EXERCISABLE   OPTION    PER SHARE
                                                        -----------   -------   ---------
Balance at October 31, 1996...........................    102,000     123,000      $22
                                                          -------
  Granted.............................................                 21,000       28
  Exercised...........................................                (30,000)      18
  Cancelled...........................................                     --       --
                                                                      -------
Balance at October 31, 1997...........................     93,000     114,000       24
                                                          -------
  Granted.............................................                 18,000       17
  Exercised...........................................                 (3,000)      19
  Cancelled...........................................                     --       --
                                                                      -------
Balance at October 31, 1998...........................    111,000     129,000       23
                                                          -------
  Granted.............................................                 12,000       22
  Exercised...........................................                 (5,000)      16
  Cancelled...........................................                     --       --
                                                                      -------
Balance at October 31, 1999...........................    124,000     136,000      $23
                                                          =======     =======

     1997 NON-EMPLOYEE DIRECTORS PLAN:

     The Company's 1997 Non-Employee Directors stock option plan provides for the granting of stock options to non-employee Directors to purchase up to an aggregate of 400,000 shares of common stock. There are two types of grants under this plan which are described below:

     AUTOMATIC ANNUAL GRANTS

     While this plan is in effect and shares are available for the granting of options hereunder, each non-employee Director who is a director of the Company on October 31 and who has not received options under the 1989 Non-Employee Director plan shall be granted on such October 31, an option to purchase such number of shares of common stock as is determined by the Board of Directors at a price equal to the fair market value of the common stock as of such October 31. These options are exercisable in full immediately upon the date of grant.

     NEW DIRECTOR GRANTS

     While this plan is in effect and shares are available for the granting of options hereunder, there shall be granted to each non-employee Director who was not granted an option under the 1987 Non-Employee Director Stock Option Plan as of the date upon which such director shall have continuously served as a director of the Company for a period of one year an option to purchase such number of Quanex Corporation shares of stock as is determined by the Board of Directors. These Plan options

                               QUANEX CORPORATION
become exercisable in 33 1/3% increments maturing cumulatively on each of the first through third anniversaries of the date of the grant and must be exercised no later than 10 years from the date of grant.

     There were 382,000 shares available for granting of options at October 31, 1999. There were no transactions under this plan through October 31, 1998, however below is the activity through October 31, 1999:

                                                                       SHARES    AVERAGE
                                                           SHARES      UNDER      PRICE
                                                         EXERCISABLE   OPTION   PER SHARE
                                                         -----------   ------   ---------
Balance at October 31, 1998............................        --          --       --
  Granted..............................................                18,000      $21
  Exercised............................................                    --       --
  Cancelled............................................                    --       --
                                                                       ------
Balance at October 31, 1999............................     2,000      18,000      $21
                                                            =====      ======

STOCK BASED COMPENSATION

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company continues to apply the rules for stock based compensation contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and discloses the required pro forma effect on net income and earnings per share of the fair value based method of accounting for stock based compensation as required by SFAS No. 123.

     The following pro forma summary of the Company's consolidated results of operations have been prepared as if the fair value based method of accounting for stock based compensation as required by SFAS No. 123 had been applied:

                                                            YEARS ENDED OCTOBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Net income attributable to common stockholders..........  $39,716   $ 9,169   $69,184
SFAS No. 123 adjustment.................................   (1,764)   (1,495)     (995)
                                                          -------   -------   -------
Pro forma net attributable to common stockholders.......  $37,952   $ 7,674   $68,189
                                                          =======   =======   =======
Earnings per Common share:
  Basic as reported.....................................  $  2.79   $  0.65   $  5.01
  Basic pro forma.......................................  $  2.67   $  0.54   $  4.94
  Diluted as reported...................................  $  2.59   $  0.65   $  4.38
  Diluted pro forma.....................................  $  2.48   $  0.54   $  4.32

     Fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

                                                             1999      1998      1997
                                                            -------   -------   -------
Risk-free interest rate...................................    5.93%     4.49%     5.39%
Dividend yield............................................    2.80%     3.00%     2.23%
Volatility factor.........................................   40.21%    31.57%    29.83%
Weighted average expected life............................  5 years   5 years   5 years

                               QUANEX CORPORATION

16. FINANCIAL INSTRUMENTS

     The Company uses futures contracts to hedge a portion of its exposure to price fluctuations of aluminum. The exposure is related to the Company's backlog of aluminum sales orders with committed prices as well as future aluminum sales for which a sales price increase would lag a raw material cost increase. Firm price commitments associated with these futures contracts do not extend beyond December 2000. Hedging gains and losses are included in "Cost of sales" in the income statement concurrently with the hedged sales. Unrealized gains and losses related to open contracts are not reflected in the consolidated statements of income. At October 31, 1999 and 1998, the Company had open futures contracts at fair values of $5.3 and $3.3 million, respectively, and an unrealized gain of $117 thousand and an unrealized loss of $369 thousand, respectively, on such contracts. At October 31, 1999 and 1998, these contracts covered a notional volume of 7,716,170 and 5,511,557 pounds of aluminum.

     In the fourth quarter of fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement, to fixed rate. Under these agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and received on a LIBOR based variable rate (6.21% at October 31,
1999). Differentials to be paid or received under the agreements are recognized as interest expense. The agreements mature in 2003. The unrealized losses related to the interest rate swaps are $2.0 million on October 31, 1999 and $8.5 million on October 31, 1998 on the total notional amount of $100 million for fiscal 1999 and fiscal 1998.

     The Company utilizes foreign currency forward contracts to hedge identifiable foreign currency commitments associated with transactions in the regular course of the Company's foreign operations. These forward contracts establish the exchange rates at which the Company will purchase a contracted amount of foreign currency for a specified amount of US dollars. At October 31, 1999, there were no open contracts. At October 31, 1998, the Company had 11 separate contracts maturing in monthly increments to purchase an aggregate notional amount of $4.675 million in foreign currency. Unrealized pretax gains on these forward contracts totaled approximately $137 thousand at October 31, 1998.

     In December 1997, the Company entered into a zero-cost range forward (foreign currency swap) agreement on a notional value of 30 million Guilders with a major financial institution to hedge its initial equity investment in its Netherlands subsidiary, Piper Impact Europe. This agreement limits the Company's exposure to large fluctuations in the US Dollar/Dutch Guilder exchange rate. Under the terms of the agreement, Quanex has the option to let the agreement expire at no cost if the exchange rate remains within an established range on the expiration date of October 25, 2000. At October 31, 1998, there was no effect on the financial statements from this agreement as the exchange rate remained within this range. At October 31, 1999, the Company booked a $378 thousand gain to stockholders' equity's cumulative foreign currency translation adjustment.

     The fair values of the Company's financial assets approximate the carrying values reported on the consolidated balance sheet. The fair value of long-term debt was $186.0 million and $190.6 million, as of October 31, 1999 and 1998, respectively, as compared to carrying values at October 31, 1999 and 1998 of $189.7 million and $200.6 million, respectively.

     The fair value of long-term debt was based on the quoted market price, recent transactions, or based on rates available to the Company for instruments with similar terms and maturities. The fair value of interest rate swaps was estimated by discounting expected cash flows using quoted market interest rates. The fair value of the aluminum and foreign currency instruments was determined by obtaining the LME price per pound and the foreign currency translation rates as of October 31, 1999 and valuing the outstanding notional volumes under the agreements.

                               QUANEX CORPORATION

17. CONTINGENCIES

     Quanex is subject to loss contingencies arising from federal, state, and local environmental laws. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. Costs of future expenditures for environmental remediation are not discounted to their present value. When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of companies participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company's alleged connections. It is management's opinion that the Company has established appropriate reserves for environmental remediation obligations at various of its plant sites and disposal facilities. Those amounts are not expected to have a material adverse effect on the Company's financial condition. Total remediation reserves, at October 31, 1999, were approximately $20 million. These reserves include, without limitation, the Company's best estimate of liabilities related to costs for further investigations, environmental remediation, and corrective actions related to the acquisition of Piper Impact, the acquisition of Nichols Aluminum Alabama and a facility previously part of the former Tubing Operations. Actual cleanup costs at the Company's current plant sites, former plants, and disposal facilities could be more or less than the amounts accrued for remediation obligations. It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals that would be material to Quanex's financial statements because of uncertainties as to the extent of environmental impact and concurrence of governmental authorities.

18. SUBSEQUENT EVENTS

     On December 9, 1999, the Company announced that its Board of Directors approved a program to repurchase shares of the Company's common stock. Under terms of the program, the Company may periodically purchase up to a total of 2 million shares of its common stock in the open market or in privately negotiated transactions. The repurchase plan does not have a time limit, and funds for the program will be provided from the Company's available working capital and bank credit line.

     On December 15, 1999, the Company announced that it had signed a contract to acquire the assets of Alcoa's Fort Lupton, Colorado-based aluminum sheet production facility for $8 million plus working capital value which is estimated at $17 million. Consummation of the sale is subject to government approval.

The acquisition of the Fort Lupton mill will increase the casting, cold-finishing and value-added painting capacities of Nichols Aluminum, Quanex's aluminum sheet business. The Fort Lupton mill can produce more than 40-million pounds annually of high-grade aluminum sheet for a variety of applications, including beverage cans and other food packaging, home furnishing, and other consumer durable products.

                               QUANEX CORPORATION
                          SUPPLEMENTARY FINANCIAL DATA

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following sets forth the selected quarterly information for the years ended October 31, 1999 and 1998.

                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1999:
Net sales..........................................  $183,103   $202,879   $206,619   $217,493
Gross profit.......................................    23,536     32,046     35,048     37,665
Income from continuing operations..................     3,869      9,777     12,331     13,324
Extraordinary gain.................................        --        415         --         --
Net income.........................................     3,869     10,192     12,331     13,324
Earnings per share:
  Basic:
     Income from continuing operations.............      0.27       0.69       0.86       0.94
     Extraordinary gain............................        --       0.03         --         --
                                                     --------   --------   --------   --------
     Net earnings (loss)...........................      0.27       0.72       0.86       0.94
Diluted............................................  $   0.27   $   0.66   $   0.79   $   0.85
1998:
Net sales..........................................  $180,982   $203,428   $204,854   $208,226
Gross profit.......................................    17,219     27,395     30,876     38,046
Income from continuing operations(1)...............     2,293      7,756     10,285    (24,211)
Gain on sale of discontinued operations............    13,606         --         --       (560)
Net income(1)......................................    15,899      7,756     10,285    (24,771)
Earnings per share:
  Basic:
     Income from continuing operations(1)..........      0.16       0.55       0.73      (1.71)
     Gain on sale of discontinued operations.......      0.97         --         --      (0.04)
                                                     --------   --------   --------   --------
     Net earnings (loss)(1)........................      1.13       0.55       0.73      (1.75)
Diluted............................................  $   1.11   $   0.51   $   0.66   $  (1.75)

---------------

(1) Includes an after-tax non-recurring restructuring charge of $38,025 or $2.68 per share.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE AT   CHARGED TO                         BALANCE AT
                                             BEGINNING      COSTS &                             END
DESCRIPTION                                   OF YEAR      EXPENSES     WRITE-OFFS   OTHER    OF YEAR
-----------                                  ----------   -----------   ----------   -----   ----------
                                                                   (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Year ended October 31, 1999..............   $11,752       $  921        $(188)     $(331)   $12,154
  Year ended October 31, 1998..............   $10,338       $1,088        $(202)     $ 528    $11,752
  Year ended October 31, 1997..............   $ 7,703       $2,674        $( 39)     $  --    $10,338

                               QUANEX CORPORATION

                          QUARTERLY FINANCIAL RESULTS
                          (FROM CONTINUING OPERATIONS)

                                                               1999     1998     1997
                                                              ------   ------   ------
NET SALES (millions)
January.....................................................  183.10   180.98   167.96
April.......................................................  202.87   203.43   186.00
July........................................................  206.62   204.85   196.58
October.....................................................  217.50   208.23   195.55
                                                              ------   ------   ------
          Total.............................................  810.09   797.49   746.09
GROSS PROFIT (millions)
January.....................................................   23.54    17.22    20.61
April.......................................................   32.05    27.39    26.14
July........................................................   35.05    30.88    28.68
October.....................................................   37.66    38.05    26.62
                                                              ------   ------   ------
          Total.............................................  128.30   113.54   102.05
INCOME (LOSS) FROM CONTINUING OPERATIONS (millions)
January.....................................................    3.87     2.29     3.37
April.......................................................    9.78     7.76     7.34
July........................................................   12.33    10.28     8.61
October(1)..................................................   13.32   (24.21)    8.40
                                                              ------   ------   ------
          Total.............................................   39.30    (3.88)   27.72
INCOME (LOSS) FROM CONTINUING OPERATIONS PER BASIC COMMON
  SHARE
January.....................................................     .27      .16      .25
April.......................................................     .69      .55      .53
July........................................................     .86      .73      .62
October(1)..................................................     .94    (1.71)     .60
                                                              ------   ------   ------
          Year..............................................    2.76     (.27)    2.01
QUARTERLY COMMON STOCK DIVIDENDS
January.....................................................     .16      .16      .15
April.......................................................     .16      .16      .15
July........................................................     .16      .16      .15
October.....................................................     .16      .16      .16
                                                              ------   ------   ------
          Total.............................................     .64      .64      .61

COMMON STOCK SALES PRICE (High & Low)
January.....................................................  23 7/8   30 7/1   29 1/8
                                                              16 13/16 27 1/1   24 1/4
April.......................................................  26 1/4   33 3/1   27 7/8
                                                              15 3/8   28 1/2   23 3/8
July........................................................  29       32 3/1   34 1/8
                                                              25 1/8   27 1/4   25 1/8
October.....................................................  27 3/8   27 7/8   36 1/2
                                                              20 1/8   15 5/8   26 1/4

---------------

(1) Fiscal 1998 fourth quarter income (loss) from continuing operations includes an after-tax non-recurring restructuring charge of $38 million or $2.68 per share.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) to Form 10-K, information on directors and executive officers of the Registrant is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) to Form 10-K, information on executive compensation is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) to Form 10-K, information on security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) to Form 10-K, information on certain relationships and related transactions is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

                                                                     PAGE
                                                                     ----
      Independent Auditors' Report................................    24
        Consolidated Balance Sheets...............................    26
        Consolidated Statements of Income.........................    27
        Consolidated Statements of Stockholders' Equity...........    28
        Consolidated Statements of Cash Flow......................    29
        Notes to Consolidated Financial Statements................    30

      2. Financial Statement Schedule

        Schedule II -- Valuation and qualifying accounts..........    56

      Schedules not listed or discussed above have been omitted as they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

      3. Exhibits.................................................    60

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           3.1           -- Restated Certificate of Incorporation of the Registrant
                            dated as of November 10, 1995 filed as Exhibit 3.1 of the
                            Registrant's Annual Report on Form 10-K for the fiscal
                            year ended October 31, 1995 and incorporated herein by
                            reference.
          *3.2           -- Certificate of Amendment to Restated Certificate of
                            Incorporation of the Registrant dated as of February 27,
                            1997.
          *3.3           -- Amendment to Certificate of Designation, Preferences and
                            Rights of Series A Junior Participating Preferred Stock
                            of the Registrant dated as of April 15, 1999.
          *3.4           -- Certificate of Correction of Amendment to Certificate of
                            Designation, Preferences and Rights of Series A Junior
                            Participating Preferred Stock dated as of April 16, 1999.
           3.5           -- Amended and Restated Bylaws of the Registrant, as amended through August 26, 1999 filed as Exhibit 3 to the
                            Registrant's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 31, 1999, and incorporated herein by
                            reference.
           4.1           -- Form of Registrant's Common Stock certificate, filed as
                            Exhibit 4.1 of the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended April 30, 1987, and
                            incorporated herein by reference.
           4.2           -- Second Amended and Restated Rights agreement dated as of
                            April 15, 1999, between The Registrant and American Stock
                            Transfer & Trust Co. as Rights Agent, filed as Exhibit
                            4.1 to the Registrant's Form 8-K dated April 15, 1999,
                            and incorporated herein by reference.
           4.3           -- Amended and Restated Certificate of Designation,
                            Preferences and Rights of the Registrant's Series A
                            Junior Participating Preferred Stock, filed as Exhibit 1
                            to Amendment No. 1 to the Registrant's Form 8-A dated
                            April 28, 1989, and incorporated herein by reference.
           4.4           -- Form of Indenture relating to the Registrant's 6.88%
                            Convertible Subordinated Exhibit Debentures due 2007
                            between the Registrant and Chemical Bank, as Trustee,
                            filed as 19.2 to the Registrant's Quarterly Report on
                            Form 10-Q for the quarter ended April 30, 1992, and
                            incorporated herein by reference.
           4.5           -- $250,000,000 Revolving Credit and Term Loan Agreement
                            dated as of July 23, 1996, among the Company, Comerica
                            Bank, as Agent, and Harris Trust and Savings Bank and
                            Wells Fargo Bank (Texas), NA as Co-Agents, filed as
                            Exhibit 4.1 of the Company's Report on Form 8-K, dated
                            August 9, 1996, and incorporated herein by reference.
         +10.1           -- Quanex Corporation 1988 Stock Option Plan, as amended,
                            and form of Stock Option year Agreement filed as Exhibit
                            10.4 to the Registrant's Annual Report on Form 10-K for
                            the ended October 31, 1988, together with the amendment
                            filed as Exhibit 10.17 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended January 31,
                            1995, and incorporated herein by reference.
        *+10.2           -- Amendment to the Quanex Corporation 1988 Stock Option
                            Plan, dated of December 1997.
        *+10.3           -- Amendment to the Quanex Corporation 1988 Stock Option
                            Plan, dated of December 9, 1999.
        *+10.4           -- Quanex Corporation Deferred Compensation Plan, as amended and restated, dated September 29, 1999.
        *+10.5           -- First Amendment to Quanex Corporation Deferred
                            Compensation Plan, dated December 7, 1999.

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
         +10.6           -- Quanex Corporation 1978 Stock Option Plan, as amended,
                            filed as Exhibit 10.6 to the Annual Report on Form 10-K
                            for the year ended October 31, 1988, together with the
                            amendment filed as Exhibit 10.16 of the Registrant's
                            Quarterly Report Form 10-Q for the quarter ended January
                            31, 1995, and incorporated herein by reference.
        *+10.7           -- Amendment to Quanex Corporation 1978 Stock Option Plan,
                            dated December 1997.
        *+10.8           -- Quanex Corporation Executive Incentive Compensation Plan,
                            as amended and restated, dated October 12, 1995.
        *+10.9           -- Quanex Corporation Supplemental Benefit Plan, as amended and restated effective June 1, 1999.
        *+10.10          -- Form of Change in Control Agreement, between the
                            Registrant and each executive officer of the Registrant.
         +10.11          -- Quanex Corporation Stock Option Loan Plan for Key
                            Officers, filed as Exhibit 10.13 of the Registrant's
                            Annual Report on Form 10-K for the year ended October 31,
                            1988, and incorporated herein by reference.
         +10.12          -- Quanex Corporation 1987 Non-Employee Director Stock
                            Option Plan, as amended, and the related form of Stock
                            Option Agreement, filed as Exhibit 10.14 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended October 31, 1988, together with the amendment filed
                            as Exhibit 10.14 of the Registrant's Quarterly Report on
                            Form 10-Q for the quarter ended January 31, 1995, and
                            incorporated herein by reference.
        *+10.13          -- Amendment to the Quanex Corporation 1987 Non-Employee
                            Director Stock Option Plan, dated December 1997.
        *+10.14          -- Amendment to the Quanex Corporation 1987 Non-Employee
                            Director Stock Option Plan, dated December 9, 1999.
         +10.15          -- Quanex Corporation 1989 Non-Employee Director Stock
                            Option Plan, as amended, filed as Exhibit 4.4 of the
                            Registrant's Form S-8, Registration No. 33-35128,
                            together with the amendment filed as Exhibit 10.15 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended January 31, 1995, and incorporated herein
                            by reference.
        *+10.16          -- Amendment to the Quanex Corporation 1989 Non-Employee
                            Director Stock Option Plan, dated December 1997.
        *+10.17          -- Amendment to the Quanex Corporation 1989 Non-Employee
                            Director Stock Option Plan, dated December 9, 1999.
         +10.18          -- Quanex Corporation Employee Stock Option and Restricted
                            Stock Plan, as amended, filed as Exhibit 10.14 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended October 31, 1994, and incorporated herein by
                            reference.
        *+10.19          -- Amendment to the Quanex Corporation Employee Stock Option
                            and Restricted Stock Plan, dated December 1997.
        *+10.20          -- Amendment to the Quanex Corporation Employee Stock Option
                            and Restricted Stock Plan, dated December 9, 1999.
         +10.21          -- Retirement Agreement dated as of September 1, 1992,
                            between the Registrant and Carl E. Pfeiffer, filed as
                            Exhibit 10.20 to the Registrant's Annual Report on Form
                            10-K for the year ended October 31, 1992, and
                            incorporated herein by reference.
         +10.22          -- Stock Option Agreement dated as of October 1, 1992,
                            between the Registrant and Carl E. Pfeiffer, filed as
                            Exhibit 10.21 to the Registrant's Annual Report on Form
                            10-K for the year ended October 31, 1992, and
                            incorporated herein by reference.

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
         +10.23          -- Deferred Compensation Agreement dated as of July 31,
                            1992, between the Registrant and Carl E. Pfeiffer, filed
                            as Exhibit 10.22 to the Registrant's Annual Report on
                            Form 10-K for the year ended October 31, 1992, and
                            incorporated herein by reference.
         +10.24          -- Quanex Corporation Non-Employee Director Retirement Plan,
                            filed as Exhibit 10.18 of the Registrant's Annual Report
                            on Form 10-K for the year ended October 31, 1994, and
                            incorporated herein by reference.
         +10.25          -- Quanex Corporation 1996 Employee Stock Option and
                            Restricted Stock Plan, filed as Exhibit 10.19 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended October 31, 1996, and incorporated herein by
                            reference.
        *+10.26          -- Amendment to Quanex Corporation 1996 Employee Stock
                            Option and Restricted Stock Plan, dated December 1997.
        *+10.27          -- Amendment to Quanex Corporation 1996 Employee Stock
                            Option and Restricted Stock Plan, dated December 9, 1999.
         +10.28          -- Quanex Corporation Deferred Compensation Trust filed as
                            Exhibit 4.8 of the Registrant's Registration Statement on
                            Form S-3, Registration No. 333-36635, and incorporated
                            herein by reference.
        *+10.29          -- Amendment to Quanex Corporation Deferred Compensation
                            Trust, dated December 9, 1999.
          10.30          -- Quanex Corporation 1997 Non-Employee Director Stock
                            Option Plan filed as Exhibit 10.21 of the Registrant's
                            Annual Report on Form 10-K for the year ended October 31,
                            1997 and incorporated herein by reference.
        *+10.31          -- Amendment to Quanex Corporation 1997 Non-Employee
                            Director Stock Option Plan, dated December 9, 1999.
          10.32          -- Asset Purchase Agreement dated July 31, 1996, among the
                            Company, Piper Impact, Inc., a Delaware corporation,
                            Piper Impact, Inc., a Tennessee corporation, B. F.
                            Sammons And M. W. Robbins, filed as Exhibit 2.1 of the
                            Company's Report on Form 8-K, dated August 9, 1996, and
                            incorporated herein by reference.
          10.33          -- Stock Purchase Agreement dated April 18, 1997, by and
                            among Niagara Corporation, Niagara Cold Drawn Corp., and
                            Quanex Corporation filed as Exhibit 2.1 to the Company's
                            Current Report on Form 8-K, dated May 5, 1997, and
                            incorporated herein by reference.
          10.34          -- Purchase Agreement dated December 3, 1997, among Quanex
                            Corporation, Vision Metals Holdings, Inc., and Vision
                            Metals, Inc., filed as Exhibit 2.1 to the Company's
                            Current Report on Form 8-K, dated December 3, 1997, and
                            incorporated herein by reference.
          10.35          -- Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Trailer Company dated
                            May 1, 1963, filed as Exhibit 10.22 of the Registrant's
                            Annual Report on Form 10-K for the year ended October 31,
                            1998 and incorporated herein by reference.
          10.36          -- Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated May
                            1, 1964, filed as Exhibit 10.23 of the Registrant's
                            Annual Report on Form 10-K for the year ended October 31,
                            1998 and incorporated herein by reference.
          10.37          -- Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated
                            October 1, 1965, filed as Exhibit 10.24 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended October 31, 1998 and incorporated herein by
                            reference.

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
          10.38          -- Lease Agreement between The Industrial Development Board of the City of Decatur (Alabama) and Fruehauf Corporation
                            dated December 1, 1978, filed as Exhibit 10.25 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended October 31, 1998 and incorporated herein by
                            reference.
          10.39          -- Assignment and Assumption Agreement between Fruehauf
                            Trailer Corporation and Decatur Aluminum Corp.
                            (subsequently renamed Nichols Aluminum-Alabama, Inc.)
                            dated October 9, 1998, filed as Exhibit 10.26 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended October 31, 1998 and incorporated herein by
                            reference.
          10.40          -- Agreement between The Industrial Development Board of the
                            City of Decatur and Decatur Aluminum Corp. (subsequently
                            renamed Nichols Aluminum-Alabama, Inc.) dated September
                            23, 1998, filed as Exhibit 10.27 of the Registrant's
                            Annual Report on Form 10-K for the year ended October 31,
                            1998 and incorporated herein by reference.
         *21             -- Subsidiaries of the Registrant.
         *23             -- Consent of Deloitte & Touche LLP.
         *27             -- Financial Data Schedule

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

     (b) Reports on Form 8-K

     No Reports on Form 8-K were filed by the Company during the quarter ended October 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                         QUANEX CORPORATION

              By: /s/ VERNON E. OECHSLE                                   January 7, 2000
  -------------------------------------------------
                  Vernon E. Oechsle
              Chairman of the Board and
               Chief Executive Officer
            (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              By: /s/ VERNON E. OECHSLE                                   January 7, 2000
  -------------------------------------------------
                  Vernon E. Oechsle
              Chairman of the Board and
               Chief Executive Officer

               By: /s/ JAMES H. DAVIS                                     January 7, 2000
  -------------------------------------------------
                   James H. Davis
                    President and
               Chief Operating Officer
            (Principal Operating Officer)

              By: /s/ CARL E. PFEIFFER                                    January 7, 2000
  -------------------------------------------------
                  Carl E. Pfeiffer
                      Director

              By: /s/ JOHN D. O'CONNELL                                   January 7, 2000
  -------------------------------------------------
                  John D. O'Connell
                      Director

            By: /s/ DONALD G. BARGER, JR.                                 January 7, 2000
  -------------------------------------------------
                Donald G. Barger, Jr.
                      Director


             By: /s/ VINCENT R. SCORSONE                                  January 7, 2000
  -------------------------------------------------
                 Vincent R. Scorsone
                      Director

            By: /s/ MICHAEL J. SEBASTIAN                                  January 7, 2000
  -------------------------------------------------
                Michael J. Sebastian
                      Director

              By: /s/ RUSSELL M. FLAUM                                    January 7, 2000
  -------------------------------------------------
                  Russell M. Flaum
                      Director

               By: /s/ SUSAN F. DAVIS                                     January 7, 2000
  -------------------------------------------------
                   Susan F. Davis
                      Director

               By: /s/ TERRY M. MURPHY                                    January 7, 2000
  -------------------------------------------------
                   Terry M. Murphy
            Vice President -- Finance and
               Chief Financial Officer
            (Principal Financial Officer)

               By: /s/ VIREN M. PARIKH                                    January 7, 2000
  -------------------------------------------------
                   Viren M. Parikh
                     Controller
           (Principal Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           3.1           -- Restated Certificate of Incorporation of the Registrant
                            dated as of November 10, 1995 filed as Exhibit 3.1 of the
                            Registrant's Annual Report on Form 10-K for the fiscal
                            year ended October 31, 1995 and incorporated herein by
                            reference.
          *3.2           -- Certificate of Amendment to Restated Certificate of
                            Incorporation of the Registrant dated as of February 27,
                            1997.
          *3.3           -- Amendment to Certificate of Designation, Preferences and
                            Rights of Series A Junior Participating Preferred Stock
                            of the Registrant dated as of April 15, 1999.
          *3.4           -- Certificate of Correction of Amendment to Certificate of
                            Designation, Preferences and Rights of Series A Junior
                            Participating Preferred Stock dated as of April 16, 1999.
           3.5           -- Amended and Restated Bylaws of the Registrant, as amended through August 26, 1999 filed as Exhibit 3 to the
                            Registrant's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended July 31, 1999, and incorporated herein by
                            reference.
           4.1           -- Form of Registrant's Common Stock certificate, filed as
                            Exhibit 4.1 of the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended April 30, 1987, and
                            incorporated herein by reference.
           4.2           -- Second Amended and Restated Rights agreement dated as of
                            April 15, 1999, between The Registrant and American Stock
                            Transfer & Trust Co. as Rights Agent, filed as Exhibit
                            4.1 to the Registrant's Form 8-K dated April 15, 1999,
                            and incorporated herein by reference.
           4.3           -- Amended and Restated Certificate of Designation,
                            Preferences and Rights of the Registrant's Series A
                            Junior Participating Preferred Stock, filed as Exhibit 1
                            to Amendment No. 1 to the Registrant's Form 8-A dated
                            April 28, 1989, and incorporated herein by reference.
           4.4           -- Form of Indenture relating to the Registrant's 6.88%
                            Convertible Subordinated Exhibit Debentures due 2007
                            between the Registrant and Chemical Bank, as Trustee,
                            filed as 19.2 to the Registrant's Quarterly Report on
                            Form 10-Q for the quarter ended April 30, 1992, and
                            incorporated herein by reference.
           4.5           -- $250,000,000 Revolving Credit and Term Loan Agreement
                            dated as of July 23, 1996, among the Company, Comerica
                            Bank, as Agent, and Harris Trust and Savings Bank and
                            Wells Fargo Bank (Texas), NA as Co-Agents, filed as
                            Exhibit 4.1 of the Company's Report on Form 8-K, dated
                            August 9, 1996, and incorporated herein by reference.
         +10.1           -- Quanex Corporation 1988 Stock Option Plan, as amended,
                            and form of Stock Option year Agreement filed as Exhibit
                            10.4 to the Registrant's Annual Report on Form 10-K for
                            the ended October 31, 1988, together with the amendment
                            filed as Exhibit 10.17 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended January 31,
                            1995, and incorporated herein by reference.
        *+10.2           -- Amendment to the Quanex Corporation 1988 Stock Option
                            Plan, dated of December 1997.
        *+10.3           -- Amendment to the Quanex Corporation 1988 Stock Option
                            Plan, dated of December 9, 1999.
        *+10.4           -- Quanex Corporation Deferred Compensation Plan, as amended and restated, dated September 29, 1999.
        *+10.5           -- First Amendment to Quanex Corporation Deferred
                            Compensation Plan, dated December 7, 1999.

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
         +10.6           -- Quanex Corporation 1978 Stock Option Plan, as amended,
                            filed as Exhibit 10.6 to the Annual Report on Form 10-K
                            for the year ended October 31, 1988, together with the
                            amendment filed as Exhibit 10.16 of the Registrant's
                            Quarterly Report Form 10-Q for the quarter ended January
                            31, 1995, and incorporated herein by reference.
        *+10.7           -- Amendment to Quanex Corporation 1978 Stock Option Plan,
                            dated December 1997.
        *+10.8           -- Quanex Corporation Executive Incentive Compensation Plan,
                            as amended and restated, dated October 12, 1995.
        *+10.9           -- Quanex Corporation Supplemental Benefit Plan, as amended and restated effective June 1, 1999.
        *+10.10          -- Form of Change in Control Agreement, between the
                            Registrant and each executive officer of the Registrant.
         +10.11          -- Quanex Corporation Stock Option Loan Plan for Key
                            Officers, filed as Exhibit 10.13 of the Registrant's
                            Annual Report on Form 10-K for the year ended October 31,
                            1988, and incorporated herein by reference.
         +10.12          -- Quanex Corporation 1987 Non-Employee Director Stock
                            Option Plan, as amended, and the related form of Stock
                            Option Agreement, filed as Exhibit 10.14 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended October 31, 1988, together with the amendment filed
                            as Exhibit 10.14 of the Registrant's Quarterly Report on
                            Form 10-Q For the quarter ended January 31, 1995, and
                            incorporated herein by reference.
        *+10.13          -- Amendment to the Quanex Corporation 1987 Non-Employee
                            Director Stock Option Plan, dated December 1997.
        *+10.14          -- Amendment to the Quanex Corporation 1987 Non-Employee
                            Director Stock Option Plan, dated December 9, 1999.
         +10.15          -- Quanex Corporation 1989 Non-Employee Director Stock
                            Option Plan, as amended, filed as Exhibit 4.4 of the
                            Registrant's Form S-8, Registration No. 33-35128,
                            together with the amendment filed as Exhibit 10.15 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended January 31, 1995, and incorporated herein
                            by reference.
        *+10.16          -- Amendment to the Quanex Corporation 1989 Non-Employee
                            Director Stock Option Plan, dated December 1997.
        *+10.17          -- Amendment to the Quanex Corporation 1989 Non-Employee
                            Director Stock Option Plan, dated December 9, 1999.
         +10.18          -- Quanex Corporation Employee Stock Option and Restricted
                            Stock Plan, as amended, filed as Exhibit 10.14 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended October 31, 1994, and incorporated herein by
                            reference.
        *+10.19          -- Amendment to the Quanex Corporation Employee Stock Option
                            and Restricted Stock Plan, dated December 1997.
        *+10.20          -- Amendment to the Quanex Corporation Employee Stock Option
                            and Restricted Stock Plan, dated December 9, 1999.
         +10.21          -- Retirement Agreement dated as of September 1, 1992,
                            between the Registrant and Carl E. Pfeiffer, filed as
                            Exhibit 10.20 to the Registrant's Annual Report on Form
                            10-K for the year ended October 31, 1992, and
                            incorporated herein by reference.
         +10.22          -- Stock Option Agreement dated as of October 1, 1992,
                            between the Registrant and Carl E. Pfeiffer, filed as
                            Exhibit 10.21 to the Registrant's Annual Report on Form
                            10-K for the year ended October 31, 1992, and
                            incorporated herein by reference.

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
         +10.23          -- Deferred Compensation Agreement dated as of July 31,
                            1992, between the Registrant and Carl E. Pfeiffer, filed
                            as Exhibit 10.22 to the Registrant's Annual Report on
                            Form 10-K for the year ended October 31, 1992, and
                            incorporated herein by reference.
         +10.24          -- Quanex Corporation Non-Employee Director Retirement Plan,
                            filed as Exhibit 10.18 of the Registrant's Annual Report
                            on Form 10-K for the year ended October 31, 1994, and
                            incorporated herein by reference.
         +10.25          -- Quanex Corporation 1996 Employee Stock Option and
                            Restricted Stock Plan, filed as Exhibit 10.19 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended October 31, 1996, and incorporated herein by
                            reference.
        *+10.26          -- Amendment to Quanex Corporation 1996 Employee Stock
                            Option and Restricted Stock Plan, dated December 1997.
        *+10.27          -- Amendment to Quanex Corporation 1996 Employee Stock
                            Option and Restricted Stock Plan, dated December 9, 1999.
         +10.28          -- Quanex Corporation Deferred Compensation Trust filed as
                            Exhibit 4.8 of the Registrant's Registration Statement on
                            Form S-3, Registration No. 333-36635, and incorporated
                            herein by reference.
        *+10.29          -- Amendment to Quanex Corporation Deferred Compensation
                            Trust, dated December 9, 1999.
          10.30          -- Quanex Corporation 1997 Non-Employee Director Stock
                            Option Plan filed as Exhibit 10.21 of the Registrant's
                            Annual Report on Form 10-K for the year ended October 31,
                            1997 and incorporated herein by reference.
        *+10.31          -- Amendment to Quanex Corporation 1997 Non-Employee
                            Director Stock Option Plan, dated December 9, 1999.
          10.32          -- Asset Purchase Agreement dated July 31, 1996, among the
                            Company, Piper Impact, Inc., a Delaware corporation,
                            Piper Impact, Inc., a Tennessee corporation, B. F.
                            Sammons And M. W. Robbins, filed as Exhibit 2.1 of the
                            Company's Report on Form 8-K, dated August 9, 1996, and
                            incorporated herein by reference.
          10.33          -- Stock Purchase Agreement dated April 18, 1997, by and
                            among Niagara Corporation, Niagara Cold Drawn Corp., and
                            Quanex Corporation filed as Exhibit 2.1 to the Company's
                            Current Report on Form 8-K, dated May 5, 1997, and
                            incorporated herein by reference.
          10.34          -- Purchase Agreement dated December 3, 1997, among Quanex
                            Corporation, Vision Metals Holdings, Inc., and Vision
                            Metals, Inc., filed as Exhibit 2.1 to the Company's
                            Current Report on Form 8-K, dated December 3, 1997, and
                            incorporated herein by reference.
          10.35          -- Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Trailer Company dated
                            May 1, 1963, filed as Exhibit 10.22 of the Registrant's
                            Annual Report on Form 10-K for the year ended October 31,
                            1998 and incorporated herein by reference.
          10.36          -- Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated May
                            1, 1964, filed as Exhibit 10.23 of the Registrant's
                            Annual Report on Form 10-K for the year ended October 31,
                            1998 and incorporated herein by reference.
          10.37          -- Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated
                            October 1, 1965, filed as Exhibit 10.24 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended October 31, 1998 and incorporated herein by
                            reference.

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
          10.38          -- Lease Agreement between The Industrial Development Board of the City of Decatur (Alabama) and Fruehauf Corporation
                            dated December 1, 1978, filed as Exhibit 10.25 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended October 31, 1998 and incorporated herein by
                            reference.
          10.39          -- Assignment and Assumption Agreement between Fruehauf
                            Trailer Corporation and Decatur Aluminum Corp.
                            (subsequently renamed Nichols Aluminum-Alabama, Inc.)
                            dated October 9, 1998, filed as Exhibit 10.26 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended October 31, 1998 and incorporated herein by
                            reference.
          10.40          -- Agreement between The Industrial Development Board of the
                            City of Decatur and Decatur Aluminum Corp. (subsequently
                            renamed Nichols Aluminum-Alabama, Inc.) dated September
                            23, 1998, filed as Exhibit 10.27 of the Registrant's
                            Annual Report on Form 10-K for the year ended October 31,
                            1998 and incorporated herein by reference.
         *21             -- Subsidiaries of the Registrant.
         *23             -- Consent of Deloitte & Touche LLP.
         *27             -- Financial Data Schedule

---------------

+ Management Compensation or Incentive Plan

 *  Filed herewith