Form 10-Q
period 2000-01-31
QUANEX CORP
filed 2000-03-07
CIK 276889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________.

                          Commission File Number 1-5725


                               QUANEX CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)





           DELAWARE                                           38-1872178
-------------------------------                         --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

             1900 West Loop South, Suite 1500, Houston, Texas 77027
             ------------------------------------------------------
              (Address of principal executive offices and zip code)



       Registrant's telephone number, including area code: (713) 961-4600




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                        Outstanding at January 31, 2000
---------------------------------------      -------------------------------
Common Stock, par value $0.50 per share                 14,047,890

                               QUANEX CORPORATION
                                      INDEX




                                                                                                      Page No.
                                                                                                      --------
Part I.   Financial Information:

        Item 1:  Financial Statements

                     Consolidated Balance Sheets - January 31, 2000 and
                        October 31, 1999..............................................................    1

                     Consolidated Statements of Income - Three Months
                        Ended January 31, 2000 and 1999 ..............................................    2

                     Consolidated Statements of Cash Flow - Three months
                        Ended January 31, 2000 and 1999 ..............................................    3

                     Notes to Consolidated Financial Statements.......................................  4 - 6

        Item 2:  Management's Discussion and Analysis of Results of
                 Operations and Financial Condition ..................................................  7 - 12

        Item 3:  Quantitative and Qualitative Disclosure about Market
                 Risk ................................................................................    13

Part II.   Other Information

        Item 5:  Other Information....................................................................    13

        Item 6:  Exhibits and Reports on Form 8-K.....................................................    13

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               QUANEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                    January 31,       October 31,
                                                       2000              1999
                                                   ------------      ------------
                                                    (Unaudited)        (Audited)
ASSETS

Current assets:
  Cash and equivalents .......................     $     21,955      $     25,874
  Accounts and notes receivable, net .........           91,816            87,204
  Inventories ................................           97,594            78,463
  Deferred income taxes ......................           11,884            19,146
  Prepaid expenses ...........................            1,621             1,700
                                                   ------------      ------------
          Total current assets ...............          224,870           212,387

Property, plant and equipment ................          774,699           753,811
Less accumulated depreciation and amortization         (358,156)         (346,970)
                                                   ------------      ------------
Property, plant and equipment, net ...........          416,543           406,841

Goodwill, net ................................           47,715            48,990
Other assets .................................           23,812            22,228
                                                   ------------      ------------

                                                   $    712,940      $    690,446
                                                   ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................     $     79,004      $     70,187
  Accrued payable - acquisition ..............           13,462                 -
  Accrued expenses ...........................           47,615            54,305
  Current maturities of long-term debt .......            9,226            10,545
  Income taxes payable .......................            3,176             1,103
                                                   ------------      ------------
          Total current liabilities ..........          152,483           136,140

Long-term debt ...............................          188,121           179,121
Deferred pension credits .....................            7,004             6,691
Deferred postretirement welfare benefits .....            7,452             7,490
Deferred income taxes ........................           43,531            43,910
Other liabilities ............................           14,711            16,033
                                                   ------------      ------------
          Total liabilities ..................          413,302           389,385

Stockholders' equity:
  Preferred stock, no par value ..............                -                 -
  Common stock, $.50 par value ...............            7,097             7,135
  Common stock held by rabbi trust ...........           (3,331)           (2,322)
  Additional paid-in capital .................          110,684           110,317
  Retained earnings ..........................          186,261           186,867
  Unearned compensation ......................             (171)             (171)
  Accumulated other comprehensive income .....             (902)             (765)
                                                   ------------      ------------
          Total stockholders' equity .........          299,638           301,061
                                                   ------------      ------------

                                                   $    712,940      $    690,446
                                                   ============      ============

                               QUANEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                         Three Months Ended
                                                            January 31,
                                                  ------------------------------
                                                      2000               1999
                                                  ------------      ------------
                                                            (Unaudited)

Net sales ...................................     $    199,294      $    183,103
Cost and expenses:
  Cost of sales .............................          165,643           148,735
  Selling, general and administrative
    expense..................................           13,282            14,302
  Depreciation and amortization .............           12,162            11,572
                                                  ------------      ------------
Operating income ............................            8,207             8,494
Other income (expense):
  Interest expense ..........................           (3,330)           (3,681)
  Capitalized interest ......................              544               346
  Other, net ................................            1,002               794
                                                  ------------      ------------
Income before income taxes ..................            6,423             5,953
Income tax expense ..........................           (2,248)           (2,084)
                                                  ------------      ------------
Net income ..................................     $      4,175      $      3,869
                                                  ============      ============

Earnings per common share:
   Basic:
         Total basic net earnings ...........     $       0.29      $       0.27
                                                  ============      ============

   Diluted:
         Total diluted net earnings .........     $       0.29      $       0.27
                                                  ============      ============

Weighted average shares outstanding:
   Basic ....................................           14,172            14,224
                                                  ============      ============
   Diluted ..................................           14,360            14,234
                                                  ============      ============

Common stock dividends per share ............     $       0.16      $       0.16

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)


                                                                                       Three Months Ended
                                                                                            January 31,
                                                                                  ------------------------------
                                                                                      2000              1999
                                                                                  ------------      ------------
                                                                                            (Unaudited)
Operating activities:
  Net income ................................................................     $      4,175      $      3,869
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Depreciation and amortization ........................................           12,300            11,712
       Deferred income taxes ................................................               30              (603)
       Deferred pension and postretirement benefits .........................              273               454

       Changes in assets and liabilities net of effects from acquisitions and dispositions:
       Decrease in accounts and notes receivable ............................              811             6,153
       Decrease (increase) in inventory .....................................           (6,103)            4,615
       Increase/(decrease) in accounts payable ..............................            4,150            (9,636)
       Decrease in accrued expenses .........................................           (9,642)           (8,686)
       Other, net (including income tax refund) .............................            8,107              (231)
                                                                                  ------------      ------------
            Cash provided by operating activities ...........................           14,101             7,647

Investment activities:
  Acquisition of Golden Aluminum, net of cash acquired ......................           (6,406)                -
  Capital expenditures, net of retirements ..................................          (14,458)          (14,530)
  Other, net ................................................................             (892)             (239)
                                                                                  ------------      ------------
            Cash used by investment activities ..............................          (21,756)          (14,769)
                                                                                  ------------      ------------
            Cash used by operating and
               investment activities ........................................           (7,655)           (7,122)

Financing activities:
  Bank borrowings, net ......................................................            9,169             3,694
  Purchase of subordinated debentures .......................................                -              (400)
  Purchase of Quanex common stock ...........................................           (3,785)                -
  Common dividends paid .....................................................           (2,296)           (2,280)
  Issuance of common stock, net .............................................              620             1,276
  Other, net ................................................................              (24)              (26)
                                                                                  ------------      ------------
            Cash provided by financing activities ...........................            3,684             2,264
Effect of exchange rate changes on cash and equivalents .....................               52               (16)
                                                                                  ------------      ------------
Decrease in cash and equivalents ............................................           (3,919)           (4,874)
Cash and equivalents at beginning of period .................................           25,874            26,279
                                                                                  ------------      ------------
Cash and equivalents at end of period .......................................     $     21,955      $     21,405
                                                                                  ============      ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ..................................     $      4,390      $      4,934
  Cash paid (received) during the period for income taxes ...................     $     (7,007)     $      2,048

Supplemental disclosures of non-cash investing activity:
  The Company acquired the assets of Golden Aluminum in the
  first quarter of fiscal 2000.  In conjunction with the
  acquisition, the following transaction took place:
  Purchase price of Golden Aluminum .........................................     $     21,462      $          0
  Cash paid in first fiscal quarter .........................................           (8,000)                -
                                                                                  ------------      ------------
  Payable balance for acquisition as of January 31, 2000 ....................     $     13,462      $          0
  Golden Aluminum cash acquired .............................................     $      1,594      $          0

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Accounting Policies


     The interim consolidated financial statements of Quanex Corporation and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 1999 Annual Report on Form 10-K which is incorporated by reference. Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to 2000 classifications.

2.   Inventories


     Inventories consist of the following:   January 31,    October 31,
                                                2000           1999
                                             ----------     ----------
                                                  (In thousands)

Raw materials ..........................     $   30,200     $   24,617
Finished goods and work
 in process.............................         60,510         46,958
                                             ----------     ----------
                                                 90,710         71,575

Other ..................................          6,884          6,888
                                             ----------     ----------

                                             $   97,594     $   78,463
                                             ==========     ==========

     The values of inventories in the consolidated balance sheets are based on the following accounting methods:

LIFO ..................................      $   63,433     $   58,968
FIFO ..................................          34,161         19,495
                                             ----------     ----------
                                             $   97,594     $   78,463
                                             ==========     ==========

          With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $12 million and $11 million at January 31, 2000, and October 31, 1999, respectively.

3.   Acquisition


     On January 25, 2000, the Company announced that it had completed the purchase from Alcoa, Inc. of the Golden Aluminum production facility based in Fort Lupton, Colorado. Quanex acquired the assets of the facility for $8 million plus working capital value which is estimated at approximately $13 million.

          The newly acquired facility has become part of Quanex's flat-rolled aluminum sheet business - Nichols Aluminum (the Aluminum Mill Sheet Products segment). It has been renamed Nichols Aluminum - Golden Inc., (Nichols Aluminum - Golden), a wholly owned subsidiary of Quanex Corporation.

          Operations at Nichols Aluminum-Golden include melting and casting aluminum into sheet made from a blend of primary P1020 ingot and selected grades of recycled scrap metal, cold rolling it to specific gauge, annealing, leveling, custom coating and slitting to width. Nichols Aluminum-Golden can produce more than 50-million pounds annually of high quality metal for engineered applications in niche markets, such as end and tab stock for food packaging, metal components for computer disks, and home accessory products.

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.   Earnings Per Share
     The computational components of basic and diluted earnings per share are as follows (Shares and dollars in thousands except per share amounts):


                                                      For the Three Months Ended             For the Three Months Ended
                                                           January 31, 2000                       January 31, 1999
                                                 ---------------------------------------------------------------------------
                                                                               Per-                                    Per-
                                                   Income         Shares      Share        Income        Shares        Share
                                                 (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)    Amount
                                                 -----------  -------------   ------    -----------  -------------    ------
BASIC EPS
 Total basic net earnings                          $ 4,175       14,172      $  0.29       $ 3,869       14,224      $  0.27

EFFECT OF DILUTIVE SECURITIES
  Effect of common stock Equiv
   arising from stock options                            -           62                          -           10
  Effect of common stock held
   by rabbi trust                                        -          126                          -            -
  Effect of conversion of
   subordinated debentures(1)                            -            -                          -            -

DILUTED EPS
 Total diluted net earnings                        $ 4,175       14,360      $  0.29       $ 3,869       14,234      $  0.27


(1) Conversion of the Company's 6.88% convertible subordinated debentures into common stock is anti-dilutive for the periods presented and therefore not included in the calculation of diluted earnings per share.

5.   Comprehensive Income (Dollars in thousands)

     Total comprehensive income for the three months ended January 31, 2000 and 1999 is $4,038 and $3,228, respectively. Included in comprehensive income is net income, the change in the cumulative foreign currency translation adjustment balance and the change in the adjustment for minimum pension liability balance.

6.   Long-term Debt


     Long-term debt consists of the following:


(In thousands)                                                                   January 31,      October 31,
                                                                                    2000             1999
                                                                               -------------------------------
"Bank Agreement Revolver" ..............................................       $     85,000       $     75,000
Convertible subordinated debentures ....................................             73,720             73,720
Piper Impact Europe "Credit Facility" ..................................             20,267             22,703
Industrial Revenue and Economic Development Bonds,
unsecured, payable in annual installments through the year 2005, bearing interest ranging from 6.50% to 8.375%...................................
                                                                                      3,275              3,275
State of Alabama Industrial Development Bonds ..........................              4,755              4,755
Scott County, Iowa Industrial Waste Recycling Revenue Bonds ............              3,000              3,000
Other ..................................................................              7,330              7,213
                                                                               ------------       ------------
                                                                               $    197,347       $    189,666
Less maturities due within one year included in current
liabilities ............................................................              9,226             10,545
                                                                               ------------       ------------
                                                                               $    188,121       $    179,121
                                                                               ============       ============

7.   Industry Segment Information


Three Months Ended                Engineered   Aluminum Mill   Engineered     Corporate
January 31, 2000                  Steel Bars   Sheet Products   Products      and Other(1)  Consolidated
---------------------------------------------------------------------------------------------------------
                                               (In thousands)
Net Sales:
  To unaffiliated companies       $ 78,315       $ 75,762       $ 45,217        $      -        $199,294
  Intersegment(2)                    1,427          3,958              -          (5,385)              -
                                  --------       --------       --------        --------        --------
Total                             $ 79,742       $ 79,720       $ 45,217        $ (5,385)       $199,294
                                  ========       ========       ========        ========        ========

Operating income (loss)           $ 11,835       $  2,203       $ (1,626)       $ (4,205)       $  8,207
                                  ========       ========       ========        ========        ========


Three Months Ended                Engineered    Aluminum Mill   Engineered      Corporate
January 31, 1999                  Steel Bars    Sheet Products   Products       and Other(1)  Consolidated
----------------------------------------------------------------------------------------------------------
                                               (In thousands)
Net Sales:
  To unaffiliated companies       $ 63,996       $ 66,444       $ 52,663        $      -        $183,103
  Intersegment(2)                    1,101          4,976              1          (6,078)              -
                                  --------       --------       --------        --------        --------
Total                             $ 65,097       $ 71,420       $ 52,664        $ (6,078)       $183,103
                                  ========       ========       ========        ========        ========

Operating income (loss)           $ 11,303       $  2,165       $   (222)       $ (4,752)       $  8,494
                                  ========       ========       ========        ========        ========

(1) Included in "Corporate and Other" are intersegment eliminations and corporate expenses.
(2) Intersegment sales are conducted on an arm's length basis.


8.   Stock Repurchase Program

     In December 1999, Quanex announced that its Board of Directors approved a program to repurchase up to 2 million shares of the Company's common stock in the open market or in privately negotiated transactions. During the first fiscal quarter ended January 31, 2000, the Company repurchased and retired approximately 157,000 shares at a cost of nearly $3.8 million.

     For shares purchased by the Company and retired: 1) common stock is charged for the par value of the shares, 2) additional paid in capital is charged for the pro-rata portion associated with those shares and 3) retained earning is charged for the remainder of the cost of the retired shares. For the shares purchased and retired in the first fiscal quarter ended January 31, 2000, the equity was reduced as shown below:


       Repurchase        Common              Additional             Retained
         Cost             Stock           Paid in Capital           Earnings
----------------------------------------------------------------------------
                                (In thousands)

            $3,785           $78                      $1,222          $2,485



9.   Subsequent Event

     Subsequent to the fiscal quarter ended January 31, 2000, the Company accepted unsolicited block offers to buy back approximately $4.9 million principal amount of convertible subordinated debentures for approximately $4.6 million in cash.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition


GENERAL

The discussion and analysis of Quanex Corporation and its subsidiaries' (the "Company"'s) financial condition and results of operations should be read in conjunction with the January 31, 2000 and October 31, 1999 Consolidated Financial Statements of the Company and the accompanying notes.

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

RESULTS OF OPERATIONS

Overview

Summary Information as % of Sales:  (Dollars in millions)


                                         THREE MONTHS ENDED JANUARY 31,
                                       2000                         1999
                               Dollar        % of           Dollar        % of
                               Amount        Sales          Amount        Sales
                               ------        ------         ------        ------

Net Sales                      $199.3           100%        $183.1           100%
  Cost of Sales                 165.6            83          148.7            81
  Sell., gen. and admin.         13.3             7           14.3             8
  Deprec. and amort.             12.2             6           11.6             6
                               ------        ------         ------        ------
Operating Income                  8.2             4%           8.5             5%
Interest Expense                 (3.3)           (1)          (3.7)           (2)
Capitalized Interest               .5             0             .3             0
Other, net                        1.0             0             .8             0
Income tax expense               (2.2)           (1)          (2.0)           (1)
                               ------        ------         ------        ------

Net Income                     $  4.2             2%        $  3.9             2%
                               ======                       ======

The Company achieved record first quarter sales and income from continuing operations for the three month period ending January 31, 2000. The Company's engineered steel bar and aluminum mill sheet products businesses posted record first-quarter operating income and significantly higher sales compared with the same period last year. These results reflect operational improvements and seasonally strong markets with customers in the transportation and construction industries.

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

      The following table sets forth selected operating data for the Company's three business segments:


                                                Three Months Ended
                                                    January 31,
                                             -----------------------
                                             2000               1999
                                             ----               ----
                                                (In thousands)
Engineered Steel Bars:
  Net sales .......................       $  79,742        $  65,097
  Operating income ................          11,835           11,303
  Deprec. and amort. ..............           4,926            4,056
  Identifiable assets .............       $ 250,439        $ 222,581

Aluminum Mill Sheet Products:
  Net sales .......................       $  79,720        $  71,420
  Operating income ................           2,203            2,165
  Deprec. and amort. ..............           3,341            3,130
  Identifiable assets .............       $ 230,421        $ 194,408

Engineered Products:
  Net sales .......................       $  45,217        $  52,664
  Operating loss ..................          (1,626)            (222)
  Deprec. and amort. ..............           3,844            4,354
  Identifiable assets .............       $ 205,624        $ 216,036



================================================================================


     The engineered steel bar business earned record quarterly operating income for the third consecutive quarter. Demand for MACSTEEL products is high and the backlog for orders looks strong. However, scrap markets are a little tighter and pricing pressures resulting from global sourcing continue, contributing to reduced spreads from a year ago. Sales of MACPLUS, a premium, value-added cold-finished steel bar, are at record levels. Increased volumes are being realized from the completion of Phase IV expansion projects late last fiscal year, which boosted cold-finishing capacity at both of MACSTEEL's engineered bar mills.

     The aluminum mill sheet business is building on its record-setting performance from last year with best-ever first quarter results for sales and operating income for the three-months ended January 31, 2000. With the acquisition from Alcoa, Inc. of a high quality, value-added aluminum sheet casting and rolling mill based in Fort Lupton, Colorado, Nichols Aluminum is well positioned for further growth. See Note 3 to the financial statements for further discussion of the acquisition.

     Lower sales at Piper Impact due to the reduced demand for aluminum automotive air bag components was the major contributor to the first quarter loss posted by the Engineered Products Group. However, the Engineered Products Group is aggressively pursuing new business, and is encouraged by the sales growth activity underway. New applications for specialized roll-forming and impact-extrusion technologies are being developed. Several prototypes have been delivered and trials are taking place with both new and existing customers.

Outlook

The Company currently expects that the overall business levels for the remainder of fiscal 2000 should be similar to those experienced during 1999, except for its engineered products business which is experiencing product mix change resulting in lower sales. Domestic and global market factors will continue to impact the Company and any slowdown in the U.S. economy could affect demand and pricing for many of the Company's products. Continuing global pricing pressures in the Engineered Steel Bar business and reduced demand for aluminum airbag components in the Engineered Products business offer significant challenges to our operations in maintaining spreads. Improved financial results will be dependent upon, among other things, whether the strength of the economy can be sustained, improvements in the markets which the Company serves, successful new product development efforts at the engineered products business and whether the fiscal 1999 improvement in the price spreads of aluminum mill sheet products can be sustained.


Fiscal Quarter ended January 31, 2000 vs. 1999

Net Sales - Consolidated net sales for the three months ended January 31, 2000, were $199.3 million representing an increase of $16.2 million, or 9%, when compared to consolidated net sales for the same period in 1999. For the three months ended January 31, 2000, increased net sales in the engineered steel bar and aluminum mill sheet businesses were partially offset by lower net sales at the Company's engineered products businesses.

     Net sales from the Company's engineered steel bar business for the three months ended January 31, 2000, were $79.7 million representing an increase of $14.6 million, or 22% when compared to the same period last year. This increase was principally due to increased sales volume from seasonally strong markets in the transportation industry as well as increased sales of MACPLUS, a premium, value-added cold-finished steel bar, as compared to the same prior year period. The impact on net sales from the higher fiscal 2000 volume and more value added mix was partially offset, however, by continuing competitive pricing pressures resulting from global sourcing.

     Net sales from the Company's aluminum mill sheet products business for the three months ended January 31, 2000, were $79.7 million representing an increase of $8.3 million, or 12% when compared to the same period last year. This increase was due to increased volume from the seasonally strong construction market and increased selling price resulting from sales of more value-added painted product as well as market driven price increases.

     Net sales from the Company's engineered products business for the three months ended January 31, 2000, were $45.2 million representing a decrease of $7.4 million, or 14% when compared to the same period last year. The decrease in the three month period ended January 31, 2000 is largely due to the reduced demand for aluminum automotive air bag components at the Piper facilities.

     Operating income - Consolidated operating income for the three months ended January 31, 2000, was $8.2 million representing a decrease of $287 thousand, or 3% when compared to the same period last year. The decrease in the three month period ended January 31, 2000 was largely due to increased operating losses at the engineered products business, partially offset by increased operating income at the engineered steel bar and aluminum mill sheet products business.

     Operating income from the Company's engineered steel bar business for the three months ended January 31, 2000, was $11.8 million representing an increase of $.5 million, or 5% when compared to the same period last year. The increase in the three months ended January 31, 2000 compared to 1999 was due to higher net sales from increased volumes and more value-added product sales; however these sales were at a lower spread than the same prior year period due largely to the pricing pressures. Depreciation expense for the three months ended January 31, 2000 was also higher than the same prior year period due to recently completed capital projects. Additionally, the prior year's three months ended January 31, 1999 included approximately $2 million of non-recurring benefits realized as a result of an insurance recovery and a litigation settlement.

     Operating income from the Company's aluminum mill sheet products business for the three months ended January 31, 2000, was $2.2 million representing only a slight increase of $38 thousand compared to the same period last year. This increase was largely due to higher sales which were largely offset by higher material costs as aluminum scrap prices increased reducing spreads.

     Operating loss from the Company's engineered products business for the three months ended January 31, 2000, was $1.6 million compared to an operating loss of $222 thousand for the same prior year period. The declining results were largely due to lower net sales at the Piper Impact facilities, but were partially offset by increased operating income at the Fabricated Products division. Fabricated Products achieved increased operating income despite lower net sales for the first quarter ended January 31, 2000 as compared to the same prior year period as a result of selling a larger proportion of value-added, higher margin products as well as having lower depreciation expense.

     In addition to the three operating segments mentioned above, operating expenses for corporate and other for the three months ended January 31, 2000 was $4.2 million compared to $4.8 million for the same period last year. Included in corporate and other are the corporate office expenses, impact of LIFO valuation method of inventory accounting and intersegment eliminations. (See note 2 to the financial statements regarding LIFO valuation method of inventory accounting.)

     Selling, general and administrative expenses declined by $1.0 million, or 7% for the three months ended January 31, 2000, as compared to the same period of last year. This decline is largely due to the fact that the prior year included items such as relocation expenses and consulting expenses for system implementations which did not recur in the first fiscal quarter of 2000.

     Depreciation and amortization increased by $.6 million, or 5% for the three months ended January 31, 2000, as compared to the same period of last year. The increase is principally due to increased depreciation at the engineered steel bar and aluminum mill sheet products businesses for recently completed projects, partially offset by lower depreciation and amortization at the engineered products business.

     Interest expense declined by $.4 million or 10% to $3.3 million for the three months ended January 31, 2000 as compared to the same fiscal period of 1999. The decline was due largely to the lower outstanding debt balance during the three month period ended January 31, 2000 as compared to the same prior year period.

     Capitalized interest increased by $198 thousand for the three months ended January 31, 2000, as compared to the same period of 1999 due to the Phase V expansion project at MACSTEEL which is currently underway.

     Other, net increased $208 thousand for the three months ended January 31, 2000, as compared to the same period of 1999 primarily as a result of increased investment income.

     Net income increased $306 thousand to $4.2 million for the three months ended January 31, 2000, compared to $3.9 million for the same period of 1999.

The increase was due largely to lower interest expense and higher capitalized interest and "other, net", offset partially by lower operating income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $250 million unsecured Revolving Credit and Term Loan Agreement ("Bank Agreement"). There have been no significant changes to the terms of the Company's debt structure during the three month period ended January 31, 2000. See Note 6 to the financial statements for detail regarding the outstanding borrowings under the Company's various facilities.

     At January 31, 2000, the Company had commitments of approximately $10 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.

     In December 1999, Quanex announced that its Board of Directors approved a program to repurchase up to 2 million shares of the Company's common stock. During the first fiscal quarter ended January 31, 2000, the Company repurchased approximately 157,000 shares at a cost of nearly $3.8 million. Funds for the program have been and will be provided from the Company's available working capital and bank credit line.

     Subsequent to the fiscal quarter ended January 31, 2000, the Company accepted unsolicited block offers to buy back approximately $4.9 million principal amount of convertible subordinated debentures for approximately $4.6 million in cash.

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


Operating Activities

Cash provided by operating activities during the three months ended January 31, 2000 was $14.1 million. This represents an increase of $6.5 million, or 84%, compared to the three months ended January 31, 1999. This increase is primarily a result of a $7.0 million tax refund received during the three month period ended January 31, 2000 compared to $2.0 million paid for the same period of 1999. The increased cash flow due to taxes was partially offset by cash used in meeting increased working capital requirements.

Investment Activities

Net cash used by investment activities during the three months ended January 31, 2000 was $21.8 million compared to $14.8 million for the same period of 1999. Fiscal 2000 cash from investing activities includes cash paid for the acquisition of Golden Aluminum totaling $6.4 million, net of cash acquired. Capital expenditures and other investment activities increased $581 thousand in the three month period ended January 31, 2000 as compared to the same period of 1999. The Company estimates that fiscal 2000 capital expenditures will approximate $50 to $55 million.

Financing Activities

Net cash provided by financing activities for the three months ended January 31, 2000 was $3.7 million, compared to $2.3 million for the same prior year period. The Company borrowed $9.2 million during the first three months of fiscal 2000, as compared to borrowing of $3.7 million during the same period last year. Also, during the three months ended January 31, 2000, the Company paid $3.8 million to repurchase approximately 157,000 shares of its own common stock.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company's year ending October 31, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 until the Company's year ending October 31, 2001. The Company will be analyzing SFAS No. 133 to determine what, if any, impact or additional disclosure requirements this pronouncement will have.

YEAR 2000

Subsequent to January 1, 2000, the Company continued to monitor all critical systems for any potential delayed complications or disruptions from the Year 2000 issues, including those relating to the leap year and its dealings with customers, suppliers and other third parties. No material problems were encountered. The Company believes that no significant additional efforts associated with the Year 2000 issues are required in the future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company holds certain floating-rate obligations. The exposure of these obligations to increases in short-term interest rates is limited by interest rate swap agreements entered into by the Company. These swap agreements effectively fix the interest rate on all of the Company's variable rate debt, thus limiting the potential impact that increasing interest rates would have on earnings. At October 31, 1999 the unrealized losses related to the interest rate swap agreements were $2.0 million. As of January 31, 2000, there was an unrealized gain related to the interest rate swap agreements amounting to $0.7 million. It should be noted that any change in value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

In addition, the Company utilizes a range forward zero-cost agreement to protect its initial equity investment in its Netherlands subsidiary, Piper Impact Europe. This agreement, which was entered into with a major financial institution, has a notional value of 30 million guilders. By establishing minimum and maximum exchange rates, this agreement limits the potential devaluation of the Company's initial investment in its subsidiary while also limiting any potential appreciation. If, at the expiration date of the agreement, the Dutch guilder/US dollar exchange rate is within the range of 1.80 to 2.05, this agreement will expire at no cost to either party. At October 31, 1999, the Company booked a gain to stockholder's equity of $378 thousand. At January 31, 2000, the Company booked an additional $881 thousand gain to stockholder's equity for a total gain of $1.3 million. A hypothetical 10% increase in the January 31, 2000 exchange rate would result in a positive adjustment to stockholders' equity of approximately $1.2 million. In contrast, a hypothetical 10% decrease would result in a negative adjustment to stockholder's equity of approximately $1.3 million. However, it should be noted that any change in the value of this agreement, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged position.

Other than the items mentioned above, there were no other material quantitative or qualitative changes during the first three months of fiscal 2000 in the Company's market risk sensitive instruments.

                          PART II.  OTHER INFORMATION

Item 5 - Other Information

As of January 23, 2000, a three year agreement was ratified by the United Steel Workers representing 253 employees at MACSTEEL's Arkansas plant.

Item 6 - Exhibits and Reports on Form 8-K.

    Exhibit 10.1 Amendment to Quanex Corporation 1997 Key Employee Stock Option Plan, dated December 9, 1999.

  * Exhibit 10.2            Amendment to Quanex Corporation 1996 Employee Stock
                            Option and Restricted Stock Plan, effective February
                            23, 2000.

  * Exhibit 10.3            Quanex Corporation Non-Employee Director Retirement
                            Plan as amended as of May 25, 1995.

    Exhibit 27              Financial Data Schedule - January 31, 2000.

* Management Compensation or Incentive Plan

No reports on Form 8-K were filed by the Company during the quarter for which this report is being filed.

                                Index to Exhibits

   Exhibit
   Number                          Description of Exhibits
   ------                          -----------------------

    Exhibit 10.1            Amendment to Quanex Corporation 1997 Key Employee
                            Stock Option Plan, dated December 9, 1999.

  * Exhibit 10.2            Amendment to Quanex Corporation 1996 Employee Stock
                            Option and Restricted Stock Plan, effective February
                            23, 2000.

  * Exhibit 10.3            Quanex Corporation Non-Employee Director Retirement
                            Plan as amended as of May 25, 1995.

    Exhibit 27              Financial Data Schedule - January 31, 2000.

* Management Compensation or Incentive Plan

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


Date  March 7, 2000