Form 10-Q
period 2000-04-30
QUANEX CORP
filed 2000-06-05
CIK 276889

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                        Outstanding at April 30, 2000
---------------------------------------      -----------------------------
Common Stock, par value $0.50 per share                 13,683,014

                               QUANEX CORPORATION
                                      INDEX




                                                                                                      Page No.
                                                                                                      --------
Part I.   Financial Information:

        Item 1:  Financial Statements

                     Consolidated Balance Sheets - April 30, 2000 and
                        October 31, 1999..............................................................    1

                     Consolidated Statements of Income - Three and Six Months
                        Ended April 30, 2000 and 1999 ................................................    2

                     Consolidated Statements of Cash Flow - Six months
                        Ended April 30, 2000 and 1999 ................................................    3

                     Notes to Consolidated Financial Statements.......................................  4 - 8

        Item 2:  Management's Discussion and Analysis of Results of
                 Operations and Financial Condition ..................................................  9 - 14

        Item 3:  Quantitative and Qualitative Disclosure about Market
                 Risk.................................................................................    15
Part II.   Other Information

        Item 4:  Submission of Matters to a Vote of Security Holders..................................    16

        Item 6:  Exhibits and Reports on Form 8-K.....................................................    17

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               QUANEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              April 30,    October 31,
                                                                2000          1999
                                                              ---------    -----------
                                                             (Unaudited)    (Audited)
ASSETS

Current assets:
  Cash and equivalents ....................................   $  23,340    $    25,874
  Accounts and notes receivable, net ......................     115,504         87,204
  Inventories .............................................     104,199         78,463
  Deferred income taxes ...................................      11,742         19,146
  Prepaid expenses ........................................       2,224          1,700
                                                              ---------    -----------
          Total current assets ............................     257,009        212,387

Property, plant and equipment .............................     786,424        753,811
Less accumulated depreciation and amortization ............    (370,440)      (346,970)
                                                              ---------    -----------
Property, plant and equipment, net ........................     415,984        406,841

Goodwill, net .............................................      57,895         48,990
Other assets ..............................................      25,443         22,228
                                                              ---------    -----------

                                                              $ 756,331    $   690,446
                                                              =========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................   $  85,085    $    70,187
  Accrued expenses ........................................      51,948         54,305
  Current maturities of long-term debt ....................       9,131         10,545
  Income taxes payable ....................................       3,783          1,103
                                                              ---------    -----------
          Total current liabilities .......................     149,947        136,140

Long-term debt ............................................     236,874        179,121
Deferred pension credits ..................................       7,217          6,691
Deferred postretirement welfare benefits ..................       7,598          7,490
Deferred income taxes .....................................      43,540         43,910
Other liabilities .........................................      14,583         16,033
                                                              ---------    -----------
          Total liabilities ...............................     459,759        389,385

Stockholders' equity:
  Preferred stock, no par value ...........................          --             --
  Common stock, $.50 par value ............................       7,097          7,135
  Common stock held by rabbi trust ........................      (3,337)        (2,322)
  Additional paid-in capital ..............................     110,689        110,317
  Retained earnings .......................................     193,423        186,867
  Unearned compensation ...................................        (171)          (171)
  Accumulated other comprehensive income ..................        (710)          (765)
                                                              ---------    -----------
                                                                306,991        301,061
      Less:  Treasury Stock, at cost ......................     (10,419)            --
                                                              ---------    -----------
          Total stockholders' equity ......................     296,572        301,061
                                                              ---------    -----------

                                                              $ 756,331    $   690,446
                                                              =========    ===========

                               QUANEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                            Three Months Ended        Six Months Ended
                                                                 April 30,                April 30,
                                                          ----------------------    ----------------------
                                                            2000         1999         2000         1999
                                                          ---------    ---------    ---------    ---------
                                                                (Unaudited)               (Unaudited)
Net sales .............................................   $ 243,271    $ 202,879    $ 442,565    $ 385,982
Cost and expenses:
  Cost of sales .......................................     200,655      160,147      366,298      308,882
  Selling, general and administrative expense .........      12,856       13,187       26,138       27,489
  Depreciation and amortization .......................      12,909       11,405       25,071       22,977
                                                          ---------    ---------    ---------    ---------
Operating income ......................................      16,851       18,140       25,058       26,634
Other income (expense):
  Interest expense ....................................      (4,020)      (3,605)      (7,350)      (7,286)
  Capitalized interest ................................         647          475        1,191          821
  Other, net ..........................................         307           31        1,309          825
                                                          ---------    ---------    ---------    ---------
Income before income taxes and extraordinary gain .....      13,785       15,041       20,208       20,994
Income tax expense ....................................      (4,756)      (5,264)      (7,004)      (7,348)
                                                          ---------    ---------    ---------    ---------
Income before extraordinary gain ......................       9,029        9,777       13,204       13,646
Extraordinary gain - early extinguishment of debt .....         358          415          358          415
                                                          ---------    ---------    ---------    ---------
Net income ............................................   $   9,387    $  10,192    $  13,562    $  14,061
                                                          =========    =========    =========    =========

Earnings per common share:
   Basic:
      Income before extraordinary gain ................   $    0.66    $    0.69    $    0.95    $    0.96
      Extraordinary gain ..............................        0.02         0.03         0.02         0.03
                                                          ---------    ---------    ---------    ---------
         Total basic net earnings .....................   $    0.68    $    0.72    $    0.97    $    0.99
                                                          =========    =========    =========    =========

   Diluted:
      Income before extraordinary gain ................   $    0.61    $    0.64    $    0.91    $    0.93
      Extraordinary gain ..............................        0.02         0.02         0.02         0.02
                                                          ---------    ---------    ---------    ---------
         Total diluted net earnings ...................   $    0.63    $    0.66    $    0.93    $    0.95
                                                          =========    =========    =========    =========

Weighted average shares outstanding:
   Basic ..............................................      13,774       14,249       13,975       14,236
                                                          =========    =========    =========    =========
   Diluted ............................................      16,118       16,818       16,406       16,846
                                                          =========    =========    =========    =========

Common stock dividends per share ......................   $    0.16    $    0.16    $    0.32    $    0.32

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                                             Six Months Ended
                                                                                                April 30,
                                                                                           --------------------
                                                                                             2000        1999
                                                                                           --------    --------
                                                                                               (Unaudited)
Operating activities:
  Net income ............................................................................  $ 13,562    $ 14,061
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Extraordinary gain on early extinguishment of debt ...............................      (551)       (638)
       Depreciation and amortization ....................................................    25,340      23,254
       Deferred income taxes ............................................................       159        (589)
       Deferred pension and postretirement benefits .....................................       636         (79)

       Changes in assets and liabilities net of effects from acquisitions and dispositions:
       Decrease (increase) in accounts and notes receivable .............................   (21,989)      4,969
       Decrease (increase) in inventory .................................................   (11,004)      6,294
       Increase (decrease) in accounts payable ..........................................     9,634      (6,729)
       Increase (decrease) in accrued expenses ..........................................    (6,330)        168
       Other, net (including income tax refund) .........................................     8,060      (1,638)
                                                                                           --------    --------
            Cash provided by continuing operations ......................................    17,517      39,073

Investment activities:
  Acquisition of Golden Aluminum, net of cash acquired...................................   (20,148)         --
  Acquisition of Imperial Products, Inc., net of cash acquired ..........................   (15,303)         --
  Capital expenditures, net of retirements ..............................................   (24,770)    (30,338)
  Other, net ............................................................................    (1,727)       (753)
                                                                                           --------    --------
            Cash used by investment activities ..........................................   (61,948)    (31,091)
                                                                                           --------    --------
            Cash used by operating and
               investment activities ....................................................   (44,431)      7,982

Financing activities:
  Bank borrowings, net ..................................................................    69,473      11,108
  Purchase of subordinated debentures ...................................................    (9,586)     (8,799)
  Purchase of Quanex common stock .......................................................   (14,204)         --
  Common dividends paid .................................................................    (4,521)     (4,560)
  Issuance of common stock, net .........................................................       619       1,283
  Other, net ............................................................................       (51)        (29)
                                                                                           --------    --------
            Cash provided by financing activities .......................................    41,730        (997)
Effect of exchange rate changes on cash and equivalents .................................       167         (41)
                                                                                           --------    --------
Decrease in cash and equivalents ........................................................    (2,534)      6,944
Cash and equivalents at beginning of period .............................................    25,874      26,279
                                                                                           --------    --------
Cash and equivalents at end of period ...................................................  $ 23,340    $ 33,223
                                                                                           ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ..............................................  $  6,440    $  6,963
  Cash paid (received) during the period for income taxes................................  $ (2,753)   $  7,174

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Accounting Policies

The interim consolidated financial statements of Quanex Corporation and subsidiaries ("Quanex" or the "Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 1999 Annual Report on Form 10-K which is incorporated by reference. Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to 2000 classifications.

2. Inventories

Inventories consist of the following:                                              April 30,         October 31,
                                                                                     2000                1999
                                                                                   ---------         -----------
                                                                                         (In thousands)
     Raw materials ............................................................... $  30,105         $    24,617
     Finished goods and work in process...........................................    67,437              46,958
                                                                                   ---------         -----------
                                                                                      97,542              71,575

     Other........................................................................     6,657               6,888
                                                                                   ---------         -----------

                                                                                   $ 104,199         $    78,463
                                                                                   =========         ===========

  The values of inventories in the consolidated balance sheets are based on the following accounting methods:

  LIFO............................................................................ $  63,708         $    58,968
  FIFO............................................................................    40,491              19,495
                                                                                   ---------         -----------
                                                                                   $ 104,199         $    78,463
                                                                                   =========         ===========

     With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $13 million and $11 million at April 30, 2000 and October 31, 1999, respectively.

3. Acquisition

On January 25, 2000, the Company announced that it had completed the purchase from Alcoa, Inc. of the Golden Aluminum production facility based in Fort Lupton, Colorado. Quanex acquired the assets of the facility for $9 million plus working capital valued at approximately $13 million.

The newly acquired facility has become part of Quanex's flat-rolled aluminum sheet business - Nichols Aluminum (the Aluminum Mill Sheet Products segment). It has been renamed Nichols Aluminum - Golden, Inc., ("Nichols Aluminum - Golden") a wholly owned subsidiary of Quanex.

Operations at Nichols Aluminum-Golden include melting and casting aluminum into sheet made from a blend of primary P1020 ingot and selected grades of recycled scrap metal, cold rolling it to specific gauge, annealing, leveling, custom coating and slitting to width. Nichols Aluminum-Golden can produce more than 50 million pounds annually of high quality metal for engineered applications in niche markets, such as end and tab stock for food packaging, metal components for computer disks, and home accessory products.

On April 3, 2000, the Company acquired the stock of Imperial Products, Inc., a leading manufacturer of value-added exterior door components based in Richmond, Indiana, for approximately $15 million. Imperial Products, Inc., now doing business as Imperial Fabricated Products ("Imperial"), operates as a wholly owned subsidiary of Quanex. This acquisition expands the specialized design and manufacturing operations of Quanex's Fabricated Products Division, which is part of the Company's Engineered Products Group. Based on preliminary purchase accounting, goodwill associated with Imperial is approximately $10 million.

4. Earnings Per Share
The computational components of basic and diluted earnings per share are as follows (shares and dollars in thousands except per share amounts):

                                           For the Three Months Ended                For the Three Months Ended
                                                 April 30, 2000                            April 30, 1999
                                     --------------------------------------    ------------------------------------
                                                                     Per-                                    Per-
                                        Income         Shares        Share        Income        Shares       Share
                                     (Numerator)    (Denominator)    Amount    (Numerator)   (Denominator)   Amount
                                     -----------    -------------    ------    -----------   -------------   ------
BASIC EPS
 Income before extra. gain           $     9,029           13,774    $ 0.66    $     9,777          14,249   $ 0.69
 Extra. Gain - early debt ext.               358                        .02            415                      .03
                                     -----------                     ------    -----------                   ------
   Total basic net earnings          $     9,387                     $ 0.68    $    10,192                   $ 0.72

EFFECT OF DILUTIVE SECURITIES
  Effect of common stock equiv.
   arising from stock options                 --                6                       --               5
  Effect of common stock held
   by rabbi trust                             --              147                       --              --

  Effect of conversion of
   subordinated debentures                   813            2,191                      950           2,564

DILUTED EPS
 Income before extra. gain           $     9,842           16,118    $ 0.61    $    10,727          16,818   $ 0.64
 Extra. Gain - early debt ext.               358                        .02            415                      .02
                                     -----------                     ------    -----------                   ------
   Total basic net earnings          $    10,200                     $ 0.63    $    11,142                   $ 0.66



                                           For the Six Months Ended                  For the Six Months Ended
                                                 April 30, 2000                            April 30, 1999
                                     --------------------------------------    ------------------------------------
                                                                     Per-                                    Per-
                                        Income         Shares        Share        Income        Shares       Share
                                     (Numerator)    (Denominator)    Amount     (Numerator)   (Denominator)  Amount
                                     -----------    -------------    -------    -----------   -------------  ------
BASIC EPS
 Income before extra. gain           $    13,204           13,975    $  0.95    $    13,646          14,236  $ 0.96
 Extra. Gain - early debt ext.               358                         .02            415                     .03
                                     -----------                     -------    -----------                  ------
   Total basic net earnings          $    13,562                     $  0.97    $    14,061                  $ 0.99

EFFECT OF DILUTIVE SECURITIES
  Effect of common stock equiv.
   arising from stock options                 --               29                        --               8
  Effect of common stock held
   by rabbi trust                             --              136                        --              --

  Effect of conversion of
   subordinated debentures                 1,680            2,266                     1,928           2,602

DILUTED EPS
 Income before extra. gain           $    14,884           16,406    $  0.91    $    15,574          16,846   $ 0.93
 Extra. Gain - early debt ext.               358                         .02            415                      .02
                                     -----------                     -------    -----------                   ------
   Total basic net earnings          $    15,242                     $  0.93    $    15,989                   $ 0.95

5. Comprehensive Income

Total comprehensive income for the three and six months ended April 30, 2000 is $9,579 and $13,617, respectively. Total comprehensive income for the three and six months ended April 30, 1999 is $9,086 and $12,314, respectively. Included in comprehensive income is net income, the change in the cumulative foreign currency translation adjustment balance and the change in the adjustment for minimum pension liability balance.


6. Long-term Debt

Long-term debt consists of the following:

(In thousands)                                                       April 30,      October 31,
                                                                       2000             1999
                                                                   -------------   -------------
Bank Agreement Revolver ........................................   $     145,000   $      75,000
Convertible subordinated debentures ............................          63,337          73,720
Piper Impact Europe Credit Facility ............................          19,180          22,703
Industrial Revenue and Economic Development Bonds ..............           3,275           3,275
State of Alabama Industrial Development Bonds ..................           4,755           4,755
Scott County, Iowa Industrial Waste Recycling Revenue Bonds ....           3,000           3,000
Other ..........................................................           7,458           7,213
                                                                   -------------   -------------
                                                                   $     246,005   $     189,666
Less maturities due within one year included in current
liabilities ....................................................           9,131          10,545
                                                                   -------------   -------------
                                                                   $     236,874   $     179,121
                                                                   =============   =============

7. Industry Segment Information

Three Months Ended                      Engineered      Aluminum Mill        Engineered        Corporate
April 30, 2000                          Steel Bars     Sheet Products(3)    Products(4)       and Other(1)      Consolidated
-------------------------------       --------------   -----------------   --------------    --------------    --------------
                                                       (In thousands)
Net Sales:
  To unaffiliated companies           $       87,514   $         106,642   $       49,115    $           --    $      243,271
  Intersegment(2)                                691               5,206               --            (5,897)               --
                                      --------------   -----------------   --------------    --------------    --------------
Total                                 $       88,205   $         111,848   $       49,115    $       (5,897)   $      243,271
                                      ==============   =================   ==============    ==============    ==============

Operating income (loss)               $       15,902   $           6,582   $       (1,325)   $       (4,308)   $       16,851
                                      ==============   =================   ==============    ==============    ==============


Three Months Ended                      Engineered       Aluminum Mill       Engineered        Corporate
April 30, 2000                          Steel Bars       Sheet Products       Products        and Other(1)      Consolidated
-------------------------------       --------------   -----------------   --------------    --------------    --------------
                                                        (In thousands)
Net Sales:
  To unaffiliated companies           $       72,951   $          72,005   $       57,923    $           --    $      202,879
  Intersegment(2)                              1,908               4,862                0            (6,770)               --
                                      --------------   -----------------   --------------    --------------    --------------
Total                                 $       74,859   $          76,867   $       57,923    $       (6,770)   $      202,879
                                      ==============   =================   ==============    ==============    ==============

Operating income (loss)               $       14,314   $           3,034   $        3,059    $       (2,267)   $       18,140
                                      ==============   =================   ==============    ==============    ==============


Six Months Ended                        Engineered       Aluminum Mill       Engineered         Corporate
April 30, 2000                          Steel Bars     Sheet Products(3)     Products(4)      and Other(1)      Consolidated
-------------------------------       --------------   -----------------   --------------    --------------    --------------
                                                         (In thousands)
Net Sales:
  To unaffiliated companies           $      165,829   $         182,404   $       94,332    $           --    $      442,565
  Intersegment(2)                              2,118               9,164               --           (11,282)               --
                                      --------------   -----------------   --------------    --------------    --------------
Total                                 $      167,947   $         191,568   $       94,332    $      (11,282)   $      442,565
                                      ==============   =================   ==============    ==============    ==============

Operating income (loss)               $       27,737   $           8,785   $       (2,951)   $       (8,513)   $       25,058
                                      ==============   =================   ==============    ==============    ==============


Six Months Ended                        Engineered       Aluminum Mill       Engineered        Corporate
April 30, 1999                          Steel Bars       Sheet Products       Products        and Other(1)      Consolidated
-------------------------------       --------------   -----------------   --------------    --------------    --------------
                                                        (In thousands)
Net Sales:
  To unaffiliated companies           $      136,947   $         138,449   $      110,586    $           --    $      385,982
  Intersegment(2)                              3,009               9,838                1           (12,848)               --
                                      --------------   -----------------   --------------    --------------    --------------
Total                                 $      139,956   $         148,287   $      110,587    $      (12,848)   $      385,982
                                      ==============   =================   ==============    ==============    ==============

Operating income (loss)               $       25,617   $           5,199   $        2,837    $       (7,019)   $       26,634
                                      ==============   =================   ==============    ==============    ==============

(1) Included in "Corporate and Other" are intersegment eliminations and corporate expenses.

(2) Intersegment sales are conducted on an arm's length basis.

(3) Fiscal 2000 results include Nichols Aluminum - Golden operations acquired January 25, 2000. (See Note 3 to the financial statements)

(4) Fiscal 2000 results include Imperial Fabricated Products operations acquired April 3, 2000. (See Note 3 to the financial statements)

8. Stock Repurchase Program

In December 1999, Quanex announced that its Board of Directors approved a program to repurchase up to 2 million shares of the Company's common stock in the open market or in privately negotiated transactions. During the six months ended April 30, 2000, the Company repurchased 668,500 shares at a cost of $14.2 million. The Company retired 156,700 of these shares purchased at a cost of approximately $3.8 million.

For shares purchased by the Company and retired: 1) common stock is charged for the par value of the shares, 2) additional paid in capital is charged for the pro-rata portion associated with those shares and 3) retained earning is charged for the remainder of the cost of the retired shares. For the shares purchased and retired in the six months ended April 30, 2000, the equity was reduced as shown below:

  Repurchase        Common            Additional             Retained
    Cost            Stock           Paid in Capital          Earnings
---------------   ----------        ---------------         ----------
                       (In thousands)
    $3,785            $78                $1,222               $2,485

The remaining shares purchased are being held as treasury stock by the Company and the cost of such shares of $10.4 million at April 30, 2000 is reflected as a reduction of stockholders' equity in the balance sheet.

9. Extraordinary Item

During the first six months of fiscal 2000, the Company accepted unsolicited block offers to buy back $10.4 million principal amount of the 6.88% Convertible Subordinated Debentures for $9.6 million in cash. An after tax extraordinary gain of $358 thousand was recorded on this transaction. The principal amount of bonds outstanding as of April 30, 2000 was $63,337,300.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The discussion and analysis of Quanex Corporation and its subsidiaries' (the "Company"'s) financial condition and results of operations should be read in conjunction with the April 30, 2000 and October 31, 1999 Consolidated Financial Statements of the Company and the accompanying notes.

PRIVATE SECURITIES LITIGATION REFORM ACT

Certain forward-looking information contained herein is being provided in accordance with the provisions of the Private Securities Litigation Reform Act. Such information is subject to certain assumptions and beliefs based on current information known to the Company and is subject to factors that could produce actual results materially different from those anticipated in the forward-looking statements contained in this report. Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, interest rates, construction delays, market conditions for the Company's customers, any material changes in purchases by the Company's principal customers, environmental regulations changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company's successful implementation of its internal operating plans, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved.

RESULTS OF OPERATIONS

Overview

Summary Information as % of Sales:  (Dollars in millions)

                                              THREE MONTHS ENDED APRIL 30,            SIX MONTHS ENDED APRIL 30,
                                                2000                1999                2000                1999
                                          Dollar    % of      Dollar    % of      Dollar    % of       Dollar    % of
                                          Amount    Sales     Amount    Sales     Amount    Sales      Amount    Sales
                                         --------   -----    --------   -----    --------   -----     --------   -----
Net Sales                                $  243.3     100%   $  202.9     100%   $  442.6     100%    $  386.0     100%
  Cost of Sales                             200.6      83       160.2      79       366.3      83        308.9      80
  Sell., gen. and admin                      12.9       5        13.2       6        26.1       6         27.5       7
  Deprec. and amort.                         12.9       5        11.4       6        25.1       5         23.0       6
                                         --------   -----    --------   -----    --------   -----     --------   -----

Operating Income                             16.9       7%       18.1       9%       25.1       6%        26.6       7%
Interest Expense                             (4.0)     (2)       (3.6)     (2)       (7.4)     (2)        (7.3)     (2)
Capitalized Interest                           .6       0          .5       0         1.2       0           .8       0
Other, net                                     .3       0           0       0         1.3       0           .8       0
Income tax expense                           (4.8)     (2)       (5.2)     (2)       (7.0)     (1)        (7.3)     (1)
                                         --------   -----    --------   -----    --------   -----     --------   -----

Income from continuing operations        $    9.0       3%   $    9.8       5%   $   13.2       3%    $   13.6       4%
                                         ========            ========            ========             ========

The Company achieved record second quarter sales. However, the income from continuing operations for the second quarter and the six-month period ending April 30, 2000 was slightly lower than the same periods of fiscal 1999. The Company's aluminum mill sheet products business posted record second quarter sales and operating income. Also, the engineered steel bar business earned higher operating income on significantly higher sales compared with the same periods last year. These increases in earnings were offset by losses experienced at Piper Impact in the engineered products business.

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

      The following table sets forth selected operating data for the Company's three business segments:

                                             Three Months Ended        Six Months Ended
                                                  April 30,               April 30,
                                           ----------------------   ----------------------
                                             2000         1999        2000         1999
                                           ---------    ---------   ---------    ---------
                                                (In thousands)           (In thousands)
Engineered Steel Bars:
  Net sales ............................   $  88,205    $  74,859   $ 167,947    $ 139,956
  Operating income .....................      15,902       14,314      27,737       25,617
  Deprec. and amort. ...................       4,924        4,056       9,850        8,112
  Identifiable assets ..................   $ 262,832    $ 224,556   $ 262,832    $ 224,556

Aluminum Mill Sheet Products:(1)
  Net sales ............................   $ 111,848    $  76,867   $ 191,568    $ 148,287
  Operating income .....................       6,582        3,034       8,785        5,199
  Deprec. and amort. ...................       3,454        3,128       6,795        6,258
  Identifiable assets ..................   $ 244,768    $ 194,393   $ 244,768    $ 194,393

Engineered Products:(2)
  Net sales ............................   $  49,115    $  57,923   $  94,332    $ 110,587
  Operating income (loss) ..............      (1,325)       3,059      (2,951)       2,837
  Deprec. and amort. ...................       4,455        4,187       8,299        8,541
  Identifiable assets ..................   $ 219,045    $ 213,273   $ 219,045    $ 213,273

(1) Fiscal 2000 results include Nichols Aluminum - Golden operations acquired January 25, 2000. (See Note 3 to the financial statements)

(2) Fiscal 2000 results include Imperial Fabricated Products operations acquired April 3, 2000. (See Note 3 to the financial statements)


================================================================================

     During the second quarter, the engineered steel bar business earned higher operating income on significantly higher sales compared with the same period during the prior year. Demand for MACSTEEL products is high and the backlog for orders looks strong. However, pricing pressures resulting from global sourcing continue, contributing to reduced spreads from a year ago. Sales of MACPLUS, a premium value-added cold-finished steel bar, are at record levels. Increased volumes are being realized from the Phase IV expansion projects, completed late last fiscal year, which boosted cold-finishing capacity at both of MACSTEEL's engineered bar mills. Additionally, benefits amounting to $2.0 million were recorded in the first quarter of fiscal 1999 resulting from a business interruption insurance recovery and an electrode settlement.

     The aluminum mill sheet business posted the best-ever second quarter operating income with the record-setting volume and sales achieved during the three month and six month periods ended April 30, 2000. The second quarter results benefited from the acquisition of Nichols Aluminum - Golden completed on January 25, 2000. With strong markets, especially markets for painted aluminum sheet, solid backlogs and apparently successful integration of Nichols Aluminum
- Golden, we believe this division is well positioned for future growth and another record year.

     The Engineered Products Group posted another quarter of loss. Lower sales for aluminum air bag components and the higher costs associated with new products development as well as cellular manufacturing implementation at Piper Impact reversed the gains achieved from the Fabricated Products Division's solid performance. While Piper Impact is aggressively developing new products that it hopes will replace the declining aluminum air bag components business, the progress is slow. In view of the losses experienced at Piper Impact, management will continue to monitor its operations and evaluate various alternatives to determine their impact on the financial results for the remainder of fiscal year 2000.

Outlook

The Company currently expects that the overall business levels for the remainder of fiscal 2000 should be similar to those experienced during 1999, except for its engineered products business which is experiencing lower sales and continuing losses at Piper Impact. Domestic and global market factors will continue to impact the Company and any slowdown in the U.S. economy could affect demand and pricing for many of the Company's products. Continuing global pricing pressures in the Engineered Steel Bar business and reduced demand for aluminum airbag components in the Engineered Products business offer significant challenges to our operations in maintaining spreads. Improved financial results will be dependent upon, among other things, whether the strength of the economy can be sustained, improvements in the markets which the Company serves, successful new product development efforts at the engineered products business and whether the fiscal 1999 improvement in the price spreads of aluminum mill sheet products can be sustained.

Fiscal Quarter and Six months ended April 30, 2000 vs. 1999

Net Sales - Consolidated net sales for the three and six months ended April 30, 2000, were $243.3 and $442.6 million, respectively, representing an increase of $40.4 million, or 20%, and $56.6 million or 15%, when compared to consolidated net sales for the same periods in 1999. Increased net sales in the engineered steel bar and aluminum mill sheet businesses were partially offset by lower net sales in the Company's engineered products business.

     Net sales from the Company's engineered steel bar business for the three and six months ended April 30, 2000, were $88.2 million and $167.9 million, respectively, representing an increase of $13.3 million, or 18%, and $28.0 million or 20%, when compared to the same periods last year. This increase was principally due to higher sales volume from strong markets in the transportation industry as well as increased sales of MACPLUS, a premium value-added cold-finished steel bar, as compared to the same prior year periods. The impact on net sales from the higher fiscal 2000 volume and more value-added mix was partially offset, however, by continuing competitive pricing pressures resulting from global sourcing.

     Net sales from the Company's aluminum mill sheet products business for the three and six months ended April 30, 2000, were $111.8 and $191.6 million, respectively, representing an increase of $35.0 million, or 46%, and $43.3 million, or 29%, when compared to the same periods last year. This increase was due to increased volume from the seasonally strong construction market, increased selling price resulting from sales of more value-added painted product and the acquisition of Nichols Aluminum - Golden in January 2000.

     Net sales from the Company's engineered products business for the three and six months ended April 30, 2000, were $49.1 and $94.3 million, respectively, representing a decrease of $8.8 million, or 15%, and $16.3 million, or 15%, when compared to the same periods last year. The decrease was largely due to the reduced demand for aluminum automotive air bag components at the Piper Impact facilities, partially offset by increased sales of value-added products at the Fabricated Products division, including the contribution from Imperial, which was acquired in April 2000.

     Operating income - Consolidated operating income for the three and six months ended April 30, 2000, was $16.9 and $25.1 million, respectively, representing a decrease of $1.3 million, or 7%, and $1.6 million, or 6%, when compared to the same periods last year. Although the aluminum mill sheet products and the engineered steel bar businesses had higher operating income, the losses experienced at the engineered products business, primarily resulting from lower sales and higher costs associated with development and tooling of new products at Piper Impact, contributed to these decreases in operating income.

     Operating income from the Company's engineered steel bar business for the three and six months ended April 30, 2000, was $15.9 and $27.7 million, respectively, representing an increase of $1.6 million, or 11%, and $2.1 million, or 8%, when compared to the same periods last year. These increases were due to higher net sales from increased volume and more value-added product sales; however these sales were at a lower spread than the same prior year periods due largely to pricing pressures. Depreciation expense for the three and six months ended April 30, 2000 was also higher than the same prior year periods due to the recent completion of certain capital products.

      Operating income from the Company's aluminum mill sheet products business for the three and six months ended April 30, 2000, was $6.6 and $8.8 million, respectively, representing an increase of $3.5 million, or 117%, and $3.6 million, or 69%, when compared to the same periods last year. These increases were largely due to significantly higher sales attributable to increased volume and sale of more value-added products, stable spreads and contribution from Nichols Aluminum - Golden, which was acquired in January 2000.

      Operating losses from the Company's engineered products business for the three and six months ended April 30, 2000, were $1.3 and $3.0 million, respectively, compared to an operating income of $3.1 and $2.8 million for the same prior year periods. The declining results were largely due to the losses from significantly lower net sales realized at the Piper Impact facilities, partially offset by increased operating earnings at the Fabricated Products division. Fabricated Products division achieved increased operating income for the three and six months ended April 30, 2000 as compared to the same prior year periods as a result of selling a larger proportion of value-added, higher margin products as well as some benefit realized from the acquisition of Imperial.

      In addition to the three operating segments mentioned above, operating expenses for corporate and other, for the three and six months ended April 30, 2000, were $4.3 and $8.5 million, respectively, compared to $2.3 and $7.0 million, respectively, for the same periods last year. Included in corporate and other are the corporate office expenses, impact of LIFO valuation method of inventory accounting and intersegment eliminations. (See Note 2 to the financial statements regarding LIFO valuation method of inventory accounting)

     Selling, general and administrative expenses declined by $0.3 million, or 3%, and $1.4 million or 5%, respectively, for the three and six months ended April 30, 2000, as compared to the same periods of last year. These declines were largely due to the fact that the first quarter of the prior year included items such as relocation expenses and consulting expenses for system implementations which did not recur in the first fiscal quarter of fiscal 2000. In addition, in the second quarter of fiscal 2000, the Company recorded an adjustment to allowance for doubtful accounts to recognize changes in the credit exposure of certain customers.

     Depreciation and amortization increased by $1.5 million, or 13% and $2.1 million, or 9%, respectively, for the three and six months ended April 30, 2000, as compared to the same periods of last year. The increase is principally due to increased depreciation at the engineered steel bar and aluminum mill sheet products businesses for recently completed projects.

     Interest expense increased by $0.4 million or 12% for the three months ended April 30, 2000 as compared to the same fiscal period of 1999. The increase was primarily due to the additional borrowings made during the period to finance the acquisitions. (See Note 3 to the financial statements)

     Capitalized interest increased by $172 and $370 thousand for the three and six months ended April 30, 2000, as compared to the same periods of 1999 due to the Phase V expansion project at MACSTEEL which is currently underway.

     Other, net increased $276 and $484 thousand for the three and six months ended April 30, 2000, as compared to the same periods of 1999 primarily as a result of increased investment income.

     Net income was $9.4 and $13.6 million for the three and six months ended April 30, 2000, compared to $10.2 and $14.1 million for the same periods of 1999. The decrease was due largely to lower operating income and increased interest expense offset partially by higher capitalized interest and increased investment income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $250 million unsecured Revolving Credit and Term Loan Agreement ("Bank Agreement"). At April 30, 2000, the Company had $145 million borrowed under the Bank Agreement. This represents a $70 million increase over October 31, 1999 borrowing levels. The borrowings were primarily used to finance the acquisitions of Nichols Aluminum-Golden and Imperial (see
Note 3 to the financial statements) and to repurchase 668,500 shares of the Company's common stock in connection with the Stock Repurchase Program announced in December 1999 (see Note 8 to the financial statements). There have been no significant changes to the terms of the Company's debt structure during the six month period ended April 30, 2000. (See Note 6 to the financial statements for detail regarding the outstanding borrowings under the Company's various facilities)

      At April 30, 2000, the Company had commitments of approximately $5.3 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.

      During the first six months of fiscal 2000, the Company accepted unsolicited block offers to buy back $10.4 million principal amount of the 6.88% Convertible Subordinated Debentures for $9.6 million in cash.

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

Operating Activities

Cash provided by operating activities during the six months ended April 30, 2000 decreased by $21.6 million compared to the same six month period of 1999. The decrease was primarily a result of higher working capital requirements at the engineered steel bar business and the aluminum mill sheet products business due to significant increase in sales.

     The above decrease was partially offset by the $7.0 million of tax refund, received during the first quarter of fiscal 2000, resulting from overpayment of estimated taxes in fiscal 1999.

Investment Activities

Net cash used by investment activities during the six months ended April 30, 2000 was $61.9 million compared to $31.1 million for the same period of 1999. Fiscal 2000 cash used by investment activities included cash paid for the acquisitions of Nichols Aluminum - Golden and Imperial Products, Inc. totaling $35.5 million, net of cash acquired. Capital expenditures and other investment activities decreased $4.6 million in the six month period ended April 30, 2000 as compared to the same period of 1999. This decrease was primarily caused by a decrease in capital expenditures at the Company's aluminum mill sheet products business. The Company estimates that fiscal 2000 capital expenditures will total approximately $55 to $60 million.

Financing Activities

Net cash provided by financing activities for the six months ended April 30, 2000 was $41.7 million, compared to cash used of $1.0 million for the same prior year period. The Company borrowed $69.5 million during the first six months of fiscal 2000, compared to $11.1 million during the same period last year. During the six months ended April 30, 2000, the Company paid $14.2 million to repurchase 668,500 shares of it's own common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company holds certain floating-rate obligations. The exposure of these obligations to increases in short-term interest rates is limited by interest rate swap agreements entered into by the Company. These swap agreements effectively fix the interest rate on all of the Company's variable rate debt, thus limiting the potential impact that increasing interest rates would have on earnings. At October 31, 1999 the unrealized losses related to the interest rate swap agreements were $2.0 million. As of April 30, 2000, there was an unrealized gain related to the interest rate swap agreements amounting to $0.6 million. It should be noted that any change in value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

     In addition, the Company utilizes a range forward zero-cost agreement to protect its initial equity investment in its Netherlands subsidiary, Piper Impact Europe. This agreement, which was entered into with a major financial institution, has a notional value of 30 million guilders. By establishing minimum and maximum exchange rates, this agreement limits the potential devaluation of the Company's initial investment in its subsidiary while also limiting any potential appreciation. If, at the expiration date of the agreement, the Dutch guilder/US dollar exchange rate is within the range of 1.80 to 2.05, this agreement will expire at no cost to either party. At October 31, 1999, the Company booked a gain to stockholder's equity of $378 thousand. As of April 30, 2000, the Company had booked an additional $1.9 million gain to stockholder's equity for a total gain of $2.3 million. A hypothetical 10% increase in the April 30, 2000 exchange rate would result in a positive adjustment to stockholders' equity of approximately $1.1 million. In contrast, a hypothetical 10% decrease would result in a negative adjustment to stockholder's equity of approximately $1.4 million. However, it should be noted that any change in the value of this agreement, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged position.

     The Company uses futures contracts to hedge a portion of its exposure to price fluctuations of aluminum. The exposure is related to the Company's backlog of aluminum sales orders with committed prices as well as future aluminum sales for which a sales price increase would lag a raw material cost increase. Firm price commitments associated with these futures contracts do not extend beyond November 2001. Hedging gains and losses are included in "Cost of sales" in the income statement concurrently with the hedged sales. Unrealized gains and losses related to open contracts are not reflected in the consolidated statements of income. At October 31, 1999, the Company had open futures contracts at fair values of $5.3 million and an unrealized loss of $117 thousand on such contracts. As of April 30, 2000, the Company had open futures contracts at fair values of $23.4 million and an unrealized loss of $801 thousand on such contracts. At October 31, 1999 and April 30, 2000, these contracts covered a notional volume of 7,716,170 and 34,722,772 pounds of aluminum, respectively.


     Other than the items mentioned above, there were no other material quantitative or qualitative changes during the first six months of fiscal 2000 in the Company's market risk sensitive instruments.

                          PART II.  OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

On February 23, 2000, the Company held its Annual Meeting of Stockholders (the "Annual Meeting").

     At the Annual Meeting, Vernon E. Oechsle and Donald G. Barger, Jr. were elected as directors for a three-year term. The following sets forth the number of shares that voted for and for which votes were withheld of each of such persons:


                                                    For             Withheld

   Vernon E. Oechsle                            12,819,058          321,451
   Donald G. Barger                             12,821,603          318,906


     In addition, at the Annual Meeting, the stockholders of the Company approved a proposal to amend the Company's 1996 Employee Stock Option and Restricted Stock Plan to increase the number of shares of the Company's Common Stock, with respect to which option and restricted stock awards may be granted under the plan, by 600,000 to allow for the grant of additional options and restricted stock awards under the plan. The proposal was approved with 10,943,951 votes cast for approval, 2,118,562 votes cast against, and 77,973 abstentions.

Item 6 - Exhibits and Reports on Form 8-K.

  Exhibit 10.1 First Amendment to Nichols 401(k) Savings Plan, dated February 23, 2000.
  Exhibit 10.2 Second Amendment to Nichols 401(k) Savings Plan, dated April 16, 2000.
  Exhibit 10.3 Second [sic] Amendment to the Quanex Corporation Hourly Bargaining Unit Employee Savings Plan, dated January 25, 2000.
  Exhibit 27      Financial Data Schedule - April 30, 2000.


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


                                         QUANEX CORPORATION

                                         /s/ VIREN M. PARIKH
                                         --------------------------------------
                                         Viren M. Parikh
                                         Controller (Chief Accounting Officer)


Date   June 5, 2000
    -------------------

                               Index to Exhibits

   Exhibit
   Number                Description of Exhibits
   ------                -----------------------
Exhibit 10.1      First Amendment to Nichols 401(k) Savings Plan, dated
                  February 23, 2000.
Exhibit 10.2      Second Amendment to Nichols 401(k) Savings Plan, dated April
                  16, 2000.
Exhibit 10.3      Second [sic] Amendment to the Quanex Corporation Hourly
                  Bargaining Unit Employee Savings Plan, dated January 25,
                  2000.
Exhibit 27        Financial Data Schedule - April 30, 2000.