Form 10-Q
period 2000-07-31
QUANEX CORP
filed 2000-09-08
CIK 276889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

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
              (Address of principal executive offices and zip code)



       Registrant's telephone number, including area code: (713) 961-4600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                        Outstanding at July 31, 2000
---------------------------------------      ----------------------------
Common Stock, par value $0.50 per share                 13,611,397

                               QUANEX CORPORATION
                                      INDEX



                                                                                                       Page No.
                                                                                                       --------
Part I.   Financial Information:

        Item 1:  Financial Statements

                 Consolidated Balance Sheets - July 31, 2000 and
                    October 31, 1999..................................................................    1

                 Consolidated Statements of Income - Three and Nine Months
                    Ended July 31, 2000 and 1999......................................................    2

                 Consolidated Statements of Cash Flow - Nine months Ended
                    July 31, 2000 and 1999............................................................    3

                 Notes to Consolidated Financial Statements...........................................  4 - 9

        Item 2:  Management's Discussion and Analysis of Results of
                 Operations and Financial Condition................................................... 10 - 16

        Item 3:  Quantitative and Qualitative Disclosure about Market Risk............................   16

Part II.   Other Information

        Item 1:  Legal Proceedings....................................................................   17

        Item 6:  Exhibits and Reports on Form 8-K.....................................................   17

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               QUANEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           July 31,         October 31,
                                                             2000              1999
                                                         ------------      ------------
                                                         (Unaudited)         (Audited)

ASSETS

Current assets:
  Cash and equivalents .............................     $     32,552      $     25,874
  Accounts and notes receivable, net ...............           99,019            87,204
  Inventories ......................................           96,650            78,463
  Deferred income taxes ............................           11,210            19,146
  Prepaid expenses .................................            1,667             1,700
                                                         ------------      ------------
          Total current assets .....................          241,098           212,387

Property, plant and equipment ......................          769,754           753,811
Less accumulated depreciation and amortization .....         (375,049)         (346,970)
                                                         ------------      ------------
Property, plant and equipment, net .................          394,705           406,841

Goodwill, net ......................................           47,795            48,990
Other assets .......................................           22,895            22,228
                                                         ------------      ------------

                                                         $    706,493      $    690,446
                                                         ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................................     $     79,593      $     70,187
  Accrued expenses .................................           50,842            54,305
  Current maturities of long-term debt .............              259            10,545
  Income taxes payable .............................            3,025             1,103
                                                         ------------      ------------
          Total current liabilities ................          133,719           136,140

Long-term debt .....................................          211,505           179,121
Deferred pension credits ...........................            6,631             6,691
Deferred postretirement welfare benefits ...........            7,634             7,490
Deferred income taxes ..............................           38,862            43,910
Other liabilities ..................................           14,423            16,033
                                                         ------------      ------------
          Total liabilities ........................          412,774           389,385

Stockholders' equity:
  Preferred stock, no par value ....................               --                --
  Common stock, $.50 par value .....................            7,109             7,135
  Common stock held by rabbi trust .................           (3,343)           (2,322)
  Additional paid-in capital .......................          111,037           110,317
  Retained earnings ................................          191,948           186,867
  Unearned compensation ............................             (467)             (171)
  Accumulated other comprehensive income ...........             (462)             (765)
                                                         ------------      ------------
                                                              305,822           301,061
      Less:  Treasury Stock, at cost ...............          (12,103)               --
                                                         ------------      ------------
          Total stockholders' equity ...............          293,719           301,061
                                                         ------------      ------------

                                                         $    706,493      $    690,446
                                                         ============      ============

                               QUANEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                 Three Months Ended                  Nine Months Ended
                                                                      July 31,                            July 31,
                                                           ------------------------------      ------------------------------
                                                               2000              1999              2000              1999
                                                           ------------      ------------      ------------      ------------
                                                                     (Unaudited)                        (Unaudited)

Net sales ............................................     $    254,144      $    206,619      $    696,709      $    592,601
Cost and expenses:
  Cost of sales ......................................          208,874           161,107           575,172           469,989
  Selling, general and administrative expense ........           14,113            12,032            40,251            39,521
  Depreciation and amortization ......................           12,310            11,571            37,381            34,548
  Loss on sale of Piper Impact Europe ................           14,280                --            14,280                --
                                                           ------------      ------------      ------------      ------------
Operating income .....................................            4,567            21,909            29,625            48,543
Other income (expense):
  Interest expense ...................................           (4,149)           (3,595)          (11,499)          (10,881)
  Capitalized interest ...............................              499               383             1,690             1,204
  Other, net .........................................              289               274             1,598             1,099
                                                           ------------      ------------      ------------      ------------
Income before income taxes and extraordinary gain ....            1,206            18,971            21,414            39,965
Income tax expense ...................................             (491)           (6,640)           (7,495)          (13,988)
                                                           ------------      ------------      ------------      ------------
Income before extraordinary gain .....................              715            12,331            13,919            25,977
Extraordinary gain - early extinguishment of debt ....               --                --               358               415
                                                           ------------      ------------      ------------      ------------
Net income ...........................................     $        715      $     12,331      $     14,277      $     26,392
                                                           ============      ============      ============      ============

Earnings per common share:
   Basic:
      Income before extraordinary gain ...............     $       0.05      $       0.86      $       1.00      $       1.82
      Extraordinary gain .............................               --                --              0.03              0.03
                                                           ------------      ------------      ------------      ------------
         Total basic net earnings ....................     $       0.05      $       0.86      $       1.03      $       1.85
                                                           ============      ============      ============      ============

   Diluted:
      Income before extraordinary gain ...............     $       0.05      $       0.79      $       1.00      $       1.71
      Extraordinary gain .............................               --                --              0.02              0.03
                                                           ------------      ------------      ------------      ------------
         Total diluted net earnings ..................     $       0.05      $       0.79      $       1.02      $       1.74
                                                           ============      ============      ============      ============

Weighted average shares outstanding:
   Basic .............................................           13,534            14,258            13,827            14,243
                                                           ============      ============      ============      ============
   Diluted ...........................................           13,682            16,767            13,973            16,799
                                                           ============      ============      ============      ============

Common stock dividends per share .....................     $       0.16      $       0.16      $       0.48      $       0.48

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                                            Nine Months Ended
                                                                                                July 31,
                                                                                       --------------------------
                                                                                          2000            1999
                                                                                       ----------      ----------
                                                                                              (Unaudited)

Operating activities:
  Net income .....................................................................     $   14,277      $   26,392
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Extraordinary gain on early extinguishment of debt (net of taxes) .........           (358)           (638)
       Loss on sale of Piper Impact Europe (net of taxes of $4,998) ..............          9,282
       Depreciation and amortization .............................................         37,777          34,957
       Deferred income taxes .....................................................         (2,877)          1,915
       Deferred pension and postretirement benefits ..............................            158            (469)

       Changes in assets and liabilities net of effects from acquisitions and dispositions:
       Decrease (increase) in accounts and notes receivable ......................         (8,546)          5,691
       Decrease (increase) in inventory ..........................................         (7,878)          3,190
       Increase (decrease) in accounts payable ...................................          7,666          (4,114)
       Decrease in accrued expenses ..............................................         (5,661)         (1,661)
       Other, net (including income tax refund) ..................................         10,530          (4,940)
                                                                                       ----------      ----------
            Cash provided by continuing operations ...............................         54,370          60,323

Investment activities:
  Acquisition of Golden Aluminum, net of cash acquired ...........................        (20,148)             --
  Acquisition of Imperial Products, Inc., net of cash acquired ...................        (15,303)             --
  Capital expenditures, net of retirements .......................................        (33,368)        (43,885)
  Other, net .....................................................................           (569)           (842)
                                                                                       ----------      ----------
            Cash used by investment activities ...................................        (69,388)        (44,727)
                                                                                       ----------      ----------
            Cash provided (used) by operating and
               investment activities .............................................        (15,018)         15,596

Financing activities:
  Bank borrowings, net ...........................................................         53,193          14,196
  Purchase of subordinated debentures ............................................         (9,586)         (8,799)
  Purchase of Quanex common stock ................................................        (15,879)             --
  Common dividends paid ..........................................................         (6,711)         (6,841)
  Issuance of common stock, net ..................................................            973           1,519
  Other, net .....................................................................           (361)            (59)
                                                                                       ----------      ----------
            Cash provided by financing activities ................................         21,629              16
Effect of exchange rate changes on cash and equivalents ..........................             67             (28)
                                                                                       ----------      ----------
Increase in cash and equivalents .................................................          6,678          15,584
Cash and equivalents at beginning of period ......................................         25,874          26,279
                                                                                       ----------      ----------
Cash and equivalents at end of period ............................................     $   32,552      $   41,863
                                                                                       ==========      ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .......................................     $   11,224      $   11,810
  Cash paid during the period for income taxes ...................................     $   10,524      $   14,316
  Cash received during the period for income tax refunds .........................     $   (7,000)             --

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

2. Inventories

Inventories consist of the following:

                                                                                            July 31,        October 31,
                                                                                              2000             1999
                                                                                          ------------     ------------
                                                                                                  (In thousands)

        Raw materials ...............................................................     $     29,158     $     24,617
        Finished goods and work in process ..........................................           60,861           46,958
                                                                                          ------------     ------------
                                                                                                90,019           71,575

        Other .......................................................................            6,631            6,888
                                                                                          ------------     ------------

                                                                                          $     96,650     $     78,463
                                                                                          ============     ============

     The values of inventories in the consolidated balance sheets are based on the following accounting methods:

     LIFO ...........................................................................     $     63,799     $     58,968
     FIFO ...........................................................................           32,851           19,495
                                                                                          ------------     ------------
                                                                                          $     96,650     $     78,463
                                                                                          ============     ============

With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $13 million and $11 million at July 31, 2000 and October 31, 1999, respectively.

3. Acquisitions


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

Operations at Nichols Aluminum-Golden include melting and casting aluminum into sheet made from a blend of primary P1020 ingot and selected grades of scrap metal, cold rolling it to specific gauge, annealing, leveling, custom coating and slitting to width. Nichols Aluminum-Golden can produce more than 50 million pounds annually of high quality metal for engineered applications in niche markets, such as end and tab stock for food and beverage packaging, metal components for computer disks, and home accessory products.

On April 3, 2000, the Company acquired the stock of Imperial Products, Inc., a leading manufacturer of value-added exterior door components based in Richmond, Indiana, for approximately $15 million. Imperial Products, Inc., now doing business as Imperial Fabricated Products ("Imperial"), operates as a wholly owned subsidiary of Quanex. This acquisition expands the specialized design and manufacturing operations of Quanex's Engineered Products Group. Based on preliminary purchase accounting, goodwill associated with Imperial is approximately $11 million.

4. Divestitures

On July 19, 2000, the Company sold Piper Impact Europe, an impact-extrusion facility based in the Netherlands, to the plant's existing management group for a nominal amount. The transaction was structured as a sale of stock. As a result of this transaction, the Company recorded a pretax charge of $14.3 million for the fiscal third quarter period ending July 31, 2000. In connection with the sale, the Company's range forward foreign currency agreement with a notional amount of 30 million Guilders was cashed in. This agreement was entered into to protect the Company's investment in Piper Impact Europe from foreign currency fluctuations. The settlement of this agreement resulted in a gain, which was offset against the charge on the sale of Piper Impact Europe.

5. Earnings Per Share

The computational components of basic and diluted earnings per share are as follows (shares and dollars in thousands except per share amounts):

                                                   For the Three Months Ended                   For the Three Months Ended
                                                          July 31, 2000                                July 31, 1999
                                            -----------------------------------------    -----------------------------------------
                                               Income         Shares        Per-Share      Income          Shares        Per-Share
                                            (Numerator)   (Denominator)      Amount      (Numerator)   (Denominator)      Amount
                                            -----------   -------------    ----------    -----------   -------------    ----------
BASIC EPS
 Income before extra. gain                   $      715         13,534     $     0.05     $   12,331         14,258     $     0.86
 Extra. Gain - early debt ext.                       --                            --             --                            --
                                             ----------                    ----------     ----------                    ----------
   Total basic net earnings                  $      715                    $     0.05     $   12,331                    $     0.86

EFFECT OF DILUTIVE SECURITIES
  Effect of common stock equiv.
   arising from stock options                        --              1                            --            139
  Effect of common stock held
   by rabbi trust                                    --            147                            --             --
  Effect of conversion of
   subordinated debentures (1)                       --             --                           867          2,340

DILUTED EPS
 Income before extra. gain                   $      715         13,682     $     0.05     $   13,198         16,737     $     0.79
 Extra. Gain - early debt ext.                       --                            --             --                            --
                                             ----------                    ----------     ----------                    ----------
   Total basic net earnings                  $      715                    $     0.05     $   13,198                    $     0.79


                                                    For the Nine Months Ended                    For the Nine Months Ended
                                                          July 31, 2000                                July 31, 1999
                                            -----------------------------------------    -----------------------------------------
                                               Income         Shares        Per-Share      Income          Shares        Per-Share
                                            (Numerator)   (Denominator)      Amount      (Numerator)   (Denominator)      Amount
                                            -----------   -------------    ----------    -----------   -------------    ----------
BASIC EPS
 Income before extra. gain                   $   13,919         13,827     $     1.00     $   25,977         14,243     $     1.82
 Extra. Gain - early debt ext                       358                           .03            415                           .03
                                             ----------                    ----------     ----------                    ----------
   Total basic net earnings                  $   14,277                    $     1.03     $   26,392                    $     1.85

EFFECT OF DILUTIVE SECURITIES
  Effect of common stock equiv
   arising from stock options                        --               6                           --             42
  Effect of common stock held
   by rabbi trust                                    --             140                           --             --
  Effect of conversion of
   subordinated debentures (1)                       --             --                         2,796          2,514

DILUTED EPS
 Income before extra. gain                   $   13,919         13,973     $     1.00     $   28,773         16,799     $     1.71
 Extra. Gain - early debt ext                       358                           .02            415                           .03
                                             ----------                    ----------     ----------                    ----------
   Total basic net earnings                  $   14,277                    $     1.02     $   29,188                    $     1.74



(1) Conversion of the Company's 6.88% convertible subordinated debentures into common stock is anti-dilutive for the three and nine month period ending July 31, 2000 and therefore not included in the calculation of diluted earnings per share.


6. Comprehensive Income ($ in thousands)

   Total comprehensive income for the three and nine months ended July 31, 2000 is $963 and $14,580, respectively. Total comprehensive income for the three and nine months ended July 31, 1999 is $12,513 and $24,827, respectively. Included in comprehensive income is net income, the change in the cumulative foreign currency translation adjustment balance and the change in the adjustment for minimum pension liability balance.


7. Long-term Debt


   Long-term debt consists of the following:

(In thousands)                                                          July 31,        October 31,
                                                                          2000             1999
                                                                      ------------     ------------
Bank Agreement Revolver .........................................     $    130,000     $     75,000
Convertible subordinated debentures .............................           63,337           73,720
Piper Impact Europe Credit Facility .............................               --           22,703
Industrial Revenue and Economic Development Bonds ...............            3,275            3,275
State of Alabama Industrial Development Bonds ...................            4,755            4,755
Scott County, Iowa Industrial Waste Recycling Revenue Bonds .....            2,800            3,000
Other ...........................................................            7,597            7,213
                                                                      ------------     ------------
                                                                      $    211,764     $    189,666
Less maturities due within one year included in current
liabilities .....................................................              259           10,545
                                                                      ------------     ------------
                                                                      $    211,505     $    179,121
                                                                      ============     ============

The debt associated with the Piper Impact Europe Credit Facility was sold as part of the sale of the stock of Piper Impact Europe during the period ended July 31, 2000. See footnote 4 to the financial statements.

8. Industry Segment Information

During the fiscal third quarter ended July 31, 2000, internal management structure changes were made to increase the needed emphasis and focus on two separate lines of business. These changes affected the way in which operating decisions are made and performance is assessed. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, the industry segment disclosure has been revised to reflect these changes. Piper Impact, which includes Piper Impact, the two New Albany, Mississippi based facilities, as well as Piper Impact Europe, has been separated out of the "Engineered Products" segment into their own reporting segment named "Piper Impact". The "Engineered Products" segment now reflects the results of AMSCO, Homeshield Fabricated Products and Imperial Fabricated Products. Previous year's information has also been restated to reflect this change.

                                      Engineered      Aluminum
Three Months Ended                      Steel        Mill Sheet      Engineered      Piper         Corporate
July 31, 2000                            Bars        Products(3)    Products(4)    Impact(5)     and Other(1)     Consolidated
------------------                    ----------     -----------    ------------   ----------    -------------    ------------
                                                                         (In thousands)

Net Sales:
  To unaffiliated companies           $   88,911     $  104,797     $   32,263     $   28,173      $       --      $  254,144
  Intersegment(2)                          1,027          6,046             --             --          (7,073)             --
                                      ----------     ----------     ----------     ----------      ----------      ----------
Total                                 $   89,938     $  110,843     $   32,263     $   28,173      $   (7,073)     $  254,144
                                      ==========     ==========     ==========     ==========      ==========      ==========

Operating income (loss)               $   14,481     $    6,591     $    4,863     $  (18,136)     $   (3,232)     $    4,567
                                      ==========     ==========     ==========     ==========      ==========      ==========

                                      Engineered      Aluminum
Three Months Ended                      Steel        Mill Sheet      Engineered      Piper         Corporate
July 31, 1999                            Bars        Products(3)    Products(4)      Impact      and Other(1)     Consolidated
------------------                    ----------     -----------    ------------   ----------    -------------    ------------
                                                                         (In thousands)

Net Sales:
  To unaffiliated companies           $   75,637     $   70,719     $   28,669     $   31,594      $       --      $  206,619
  Intersegment(2)                          1,152          5,953             --             --          (7,105)             --
                                      ----------     ----------     ----------     ----------      ----------      ----------
Total                                 $   76,789     $   76,672     $   28,669     $   31,594      $   (7,105)     $  206,619
                                      ==========     ==========     ==========     ==========      ==========      ==========

Operating income (loss)               $   16,829     $    4,002     $    5,237     $     (339)     $   (3,820)     $   21,909
                                      ==========     ==========     ==========     ==========      ==========      ==========

                                      Engineered      Aluminum
Nine Months Ended                       Steel        Mill Sheet      Engineered      Piper         Corporate
July 31, 2000                            Bars        Products(3)    Products(4)    Impact(5)     and Other(1)     Consolidated
-----------------                     ----------     -----------    ------------   ----------    -------------    ------------
                                                                         (In thousands)

Net Sales:
  To unaffiliated companies           $  254,740     $  287,201     $   73,407     $   81,361      $       --      $  696,709
  Intersegment(2)                          3,145         15,210             --             --         (18,355)             --
                                      ----------     ----------     ----------     ----------      ----------      ----------
Total                                 $  257,885     $  302,411     $   73,407     $   81,361      $  (18,355)     $  696,709
                                      ==========     ==========     ==========     ==========      ==========      ==========

Operating income (loss)               $   42,218     $   15,376     $    9,184     $  (25,408)     $  (11,745)     $   29,625
                                      ==========     ==========     ==========     ==========      ==========      ==========

                                      Engineered      Aluminum
Nine Months Ended                       Steel        Mill Sheet      Engineered      Piper         Corporate
July 31, 1999                            Bars        Products(3)    Products(4)      Impact      and Other(1)     Consolidated
-----------------                     ----------     -----------    ------------   ----------    -------------    ------------
                                                                         (In thousands)

Net Sales:
  To unaffiliated companies           $  212,584     $  209,168     $   67,371     $  103,478      $       --      $  592,601
  Intersegment(2)                          4,161         15,791              1             --         (19,953)             --
                                      ----------     ----------     ----------     ----------      ----------      ----------
Total                                 $  216,745     $  224,959     $   67,372     $  103,478      $  (19,953)     $  592,601
                                      ==========     ==========     ==========     ==========      ==========      ==========

Operating income (loss)               $   42,446     $    9,201     $    8,682     $     (947)     $  (10,839)     $   48,543
                                      ==========     ==========     ==========     ==========      ==========      ==========

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

(3) Fiscal 2000 results include Nichols Aluminum - Golden operations acquired January 25, 2000. (See Note 3 to the financial statements)

(4) Fiscal 2000 results include Imperial Fabricated Products operations acquired April 3, 2000. (See Note 3 to the financial statements)

(5) Fiscal 2000 results include the $14.3 million pretax loss on the sale of Piper Impact Europe. (See Note 4 to the financial statements)

9. Stock Repurchase Program

In December 1999, Quanex announced that its Board of Directors approved a program to repurchase up to 2 million shares of the Company's common stock in the open market or in privately negotiated transactions. During the nine months ended July 31, 2000, the Company repurchased 762,700 shares at a cost of $15.9 million. The Company retired 156,700 of these shares purchased at a cost of approximately $3.8 million.

For shares purchased by the Company and retired: 1) common stock is charged for the par value of the shares, 2) additional paid in capital is charged for the pro-rata portion associated with those shares and 3) retained earning is charged for the remainder of the cost of the retired shares. For the shares purchased and retired in the nine months ended July 31, 2000, the equity was reduced as shown below:

           Repurchase       Common       Additional      Retained
              Cost          Stock      Paid in Capital   Earnings
           ----------     ----------   ---------------  ----------
                                (In thousands)

           $    3,785     $       78     $    1,222     $    2,485

The remaining shares purchased are being held as treasury stock by the Company and the cost of such shares of $12.1 million at July 31, 2000 is reflected as a reduction of stockholders' equity in the balance sheet.

10. Extraordinary Item

During the first half of fiscal 2000, the Company accepted unsolicited block offers to buy back $10.4 million principal amount of the 6.88% Convertible Subordinated Debentures for $9.6 million in cash. An after tax extraordinary gain of $358 thousand was recorded on this transaction. The principal amount of bonds outstanding as of July 31, 2000 was $63,337,300. No debentures were bought in the third quarter of fiscal 2000.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The discussion and analysis of Quanex Corporation and its subsidiaries' (the "Company"'s) financial condition and results of operations should be read in conjunction with the July 31, 2000 and October 31, 1999 Consolidated Financial Statements of the Company and the accompanying notes.

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

RESULTS OF OPERATIONS

Overview

Summary Information as % of Sales:  (Dollars in millions)

                                                         THREE MONTHS ENDED JULY 31,
                                                     2000                          1999
                                            Dollar          % of          Dollar          % of
                                            Amount         Sales          Amount         Sales
                                           --------       --------       --------       --------

Net Sales                                  $  254.1            100%      $  206.6            100%
  Cost of Sales                               208.9             82          161.1             78
  Sell., gen. and admin.                       14.1              5           12.0              6
  Deprec. and amort.                           12.3              5           11.6              5
  Loss on sale of Piper Impact Europe          14.3              6             --             --
                                           --------       --------       --------       --------
Operating Income                                4.5              2%          21.9             11%
Interest Expense                               (4.1)            (2)          (3.6)            (2)
Capitalized Interest                             .5              0             .4              0
Other, net                                       .3              0             .2              0
Income tax expense                              (.5)            (0)          (6.6)            (3)
                                           --------       --------       --------       --------

Income from continuing operations
                                           $     .7              0%      $   12.3              6%
                                           ========                      ========

                                                        NINE MONTHS ENDED JULY 31,
                                                    2000                          1999
                                            Dollar          % of          Dollar          % of
                                            Amount         Sales          Amount         Sales
                                           --------       --------       --------       --------

Net Sales                                  $  696.7            100%      $  592.6            100%
  Cost of Sales                               575.1             83          470.0             79
  Sell., gen. and admin                        40.3              6           39.5              7
  Deprec. and amort                            37.4              5           34.6              6
  Loss on sale of Piper Impact Europe          14.3              2             --             --
                                           --------       --------       --------       --------
Operating Income                               29.6              4%          48.5              8%
Interest Expense                              (11.5)            (1)         (10.9)            (2)
Capitalized Interest                            1.7              0            1.2              0
Other, net                                      1.6              0            1.1              0
Income tax expense                             (7.5)            (1)         (13.9)            (2)
                                           --------       --------       --------       --------

Income from continuing operations
                                           $   13.9              2%      $   26.0              4%
                                           ========                      ========

The Company achieved best ever third quarter sales. However, operating income for the third quarter and the nine-month period ending July 31, 2000 was impacted by a one-time $14.3 million loss on the sale of Piper Impact Europe as well as lower operating results from its Engineered Steel Bar, Engineered Products and Piper Impact segments. The Company's aluminum mill sheet products business posted record third quarter sales and operating income.

Business Segments

During the fiscal third quarter ended July 31, 2000, internal management structure changes were made to increase the needed emphasis and focus on two separate lines of business. These changes affected the way in which operating decisions are made and performance is assessed. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, the industry segment disclosure has been revised to reflect these changes. Piper Impact, which includes Piper Impact, the two New Albany, Mississippi based facilities, as well as Piper Impact Europe, has been separated out of the "Engineered Products" segment into their own reporting segment named "Piper Impact". The "Engineered Products" segment now reflects the results of AMSCO, Homeshield Fabricated Products and Imperial Fabricated Products. Previous year's information has also been restated to reflect this change.

      Pursuant to SFAS 131, the Company now has four reportable segments: engineered steel bars, aluminum mill sheet products, engineered products and Piper Impact. The engineered steel bar segment consists of engineered steel bars manufacturing, steel bar and tube heat treating services and steel bar and tube wear and corrosion resistant finishing services. The aluminum mill sheet segment manufactures mill finished and coated aluminum sheet products. The engineered products segment manufactures aluminum window and patio door screens, window frames, exterior door components and other custom roll formed products and stamped shapes. The Piper Impact segment manufactures impact-extruded and machined aluminum and steel parts.

      The following table sets forth selected operating data for the Company's four business segments:

                                            Three Months Ended              Nine Months Ended
                                                 July 31,                        July 31,
                                        --------------------------      --------------------------
                                           2000            1999            2000            1999
                                        ----------      ----------      ----------      ----------
                                              (In thousands)                  (In thousands)

Engineered Steel Bars:
  Net sales .......................     $   89,938      $   76,789      $  257,885      $  216,745
  Operating income ................         14,481          16,829          42,218          42,446
  Deprec. and amort ...............          4,926           4,056          14,776          12,168
  Identifiable assets .............     $  260,317      $  231,962      $  260,317      $  231,962

Aluminum Mill Sheet Products:(1)
  Net sales .......................     $  110,843      $   76,672      $  302,411      $  224,959
  Operating income ................          6,591           4,002          15,376           9,201
  Deprec. and amort ...............          3,196           3,112           9,991           9,370
  Identifiable assets .............     $  229,944      $  197,355      $  229,944      $  197,355

Engineered Products:(2)
  Net sales .......................     $   32,263      $   28,669      $   73,407      $   67,372
  Operating income ................          4,863           5,237           9,184           8,682
  Deprec. and amort ...............            945             861           2,565           2,806
  Identifiable assets .............     $   64,917      $   48,110      $   64,917      $   48,110

Piper Impact:
  Net sales .......................     $   28,173      $   31,594      $   81,361      $  103,478
  Operating loss(3) ...............        (18,136)           (339)        (25,408)           (947)
  Deprec. and amort ...............          3,116           3,152           9,795           9,748
  Identifiable assets .............     $  113,136      $  162,804      $  113,136      $  162,804

(1) Fiscal 2000 results include Nichols Aluminum - Golden operations acquired January 25, 2000. (See Note 3 to the financial statements)

(2) Fiscal 2000 results include Imperial Fabricated Products operations acquired April 3, 2000. (See Note 3 to the financial statements)

(3) Fiscal 2000 results include the one-time $14.3 million loss on the sale of Piper Impact Europe. (See Note 4 to the financial statements)

     During the third quarter, the engineered steel bar business earned lower operating income on higher sales compared with the same period during the prior year due to higher costs associated with outside processing and raw material prices. Demand among original equipment manufacturers (OEMs) in our primary transportation markets remains strong. Sales of MACPLUS, a premium value-added cold-finished steel bar, are at record levels. However, pricing pressures resulting from global sourcing continue, also contributing to reduced spreads from a year ago.

     The aluminum mill sheet business posted best-ever third quarter operating income with record-setting volume and sales achieved during the three month and nine month periods ended July 31, 2000. Demand remains healthy, especially for the business' value-added product, painted aluminum sheet. The third quarter results benefited from the acquisition of Nichols Aluminum - Golden completed on January 25, 2000. Nichols Aluminum - Golden continues its smooth transition into the Quanex and Nichols organization. New customer trials are underway to more fully optimize the facility's capabilities.

     In the Engineered Products Group, higher operating costs and a slowdown in the housing industry contributed to lower earnings compared with results from a year ago. The third quarter's results did benefit from the addition of Imperial, the door component company, which was acquired in April (See Note 3 to the financial statements). In cooperation with the group's other businesses, new product introductions and developments are continuing.

     The Piper Impact Group posted another quarter of loss. Included in this loss was the one-time charge of $14.3 million resulting from the sale of Piper Impact Europe. Additionally, results were affected by lower sales for aluminum air bag components and the higher costs associated with new product development as well as cellular manufacturing implementation. While Piper Impact is aggressively developing new products that it hopes will replace the declining aluminum air bag components business, the progress is slow. In view of the losses experienced and the anticipated future erosion in the volume of aluminum airbag components at Piper Impact, management will continue to monitor its operations and evaluate various alternatives.

Outlook

The Company currently expects that the overall business levels for the remainder of fiscal 2000 should be similar to those experienced during 1999, except for its Piper Impact business which is experiencing lower sales and continuing losses. Domestic and global market factors will continue to impact the Company and any slowdown in the U.S. economy could affect demand and pricing for many of the Company's products. Continuing global pricing pressures in the Engineered Steel Bar business and reduced demand for aluminum airbag components in the Piper Impact business offer significant challenges to our operations in maintaining spreads. Improved financial results will be dependent upon, among other things, whether the strength of the economy can be sustained, improvements in the markets which the Company serves, successful new product development efforts at the Piper Impact business and whether the fiscal 1999 improvement in the price spreads of aluminum mill sheet products can be sustained.

Fiscal Quarter and Nine months ended July 31, 2000 vs. 1999

Net Sales - Consolidated net sales for the three and nine months ended July 31, 2000, were $254.1 and $696.7 million, respectively, representing an increase of $47.5 million, or 23%, and $104.1 million or 18%, when compared to consolidated net sales for the same periods in 1999. Increased net sales in all operating segments, with the exception of Piper Impact, were responsible for this increase.

     Net sales from the Company's engineered steel bar business for the three and nine months ended July 31, 2000, were $89.9 million and $257.9 million, respectively, representing an increase of $13.1 million, or 17%, and $41.1 million or 19%, when compared to the same periods last year. This increase was principally due to higher sales volume from strong markets in the transportation industry as well as increased sales of MACPLUS, a premium value-added cold-finished steel bar, as compared to the same prior year periods. The impact on net sales from the higher fiscal 2000 volume and more value-added mix was partially offset, however, by continuing competitive pricing pressures resulting from global sourcing.

     Net sales from the Company's aluminum mill sheet products business for the three and nine months ended July 31, 2000, were $110.8 and $302.4 million, respectively, representing an increase of $34.2 million, or 45%, and $77.5 million, or 34%, when compared to the same periods last year. This increase was due to increased volume from the seasonally strong construction market, increased selling price resulting from sales of more value-added painted product and the acquisition of Nichols Aluminum - Golden in January 2000.

     Net sales from the Company's engineered products business for the three and nine months ended July 31, 2000, were $32.3 and $73.4 million, respectively, representing an increase of $3.6 million, or 13%, and $6.0 million, or 9%, when compared to the same periods last year. The increase was largely due to the contribution from Imperial, which was acquired in April 2000.

     Net sales from the Company's Piper Impact business for the three and nine months ended July 31, 2000, were $28.2 and $81.4 million, respectively, representing a decrease of $3.4 million, or 11%, and $22.1 million, or 21%, when compared to the same periods last year. The decrease was largely due to the reduced demand for aluminum automotive airbag components and competitive pricing pressures.

     Operating income - Consolidated operating income for the three and nine months ended July 31, 2000, was $4.6 and $29.6 million, respectively, representing a decrease of $17.3 million, or 79%, and $18.9 million, or 39%, when compared to the same periods last year. The decrease resulted primarily from the $14.3 million loss on the sale of Piper Impact Europe and the significant operating losses at Piper Impact.

     Operating income from the Company's engineered steel bar business for the three and nine months ended July 31, 2000, was $14.5 and $42.2 million, respectively, representing a decrease of $2.3 million, or 14%, and $228 thousand, or 1%, when compared to the same periods last year. This lower operating income resulted despite higher net sales. The major factors in such decrease were lower realized spread as a result of higher material costs and pricing pressures as well as higher costs associated with outside processing as compared to the same prior year periods. Depreciation expense for the three and nine months ended July 31, 2000 was also higher than the same prior year periods due to the recent completion of certain capital projects.

      Operating income from the Company's aluminum mill sheet products business for the three and nine months ended July 31, 2000, was $6.6 and $15.4 million, respectively, representing an increase of $2.6 million, or 65%, and $6.2 million, or 67%, when compared to the same periods last year. These increases were largely due to significantly higher sales attributable to increased volume and sale of more value-added products, stable spreads and contribution from Nichols Aluminum - Golden, which was acquired in January 2000.

      Operating income from the Company's engineered products business for the three and nine months ended July 31, 2000, were $4.9 and $9.2 million, respectively, compared to an operating income of $5.2 and $8.7 million for the same prior year periods. This business experienced increased operating income for the first six months of fiscal 2000, resulting from increased sales of value added, higher margin products. However, the lower operating income realized in the third quarter ended July 31, 2000 was primarily due to the higher operating costs partly offset by the benefits realized from the acquisition of Imperial.

      Operating losses from the Company's Piper Impact business for the three and nine months ended July 31, 2000 were $18.1 and $25.4 million, respectively compared to operating losses of $339 and $947 thousand for the same prior year periods. Included in the current year loss is the one-time charge of $14.3 million for the sale of Piper Impact Europe which was sold on July 19, 2000. Additionally, reduced sales of aluminum automotive airbag components and higher material and operating costs contributed to the operating losses for the three and nine months ended July 31, 2000.

      In addition to the four operating segments mentioned above, operating expenses for corporate and other, for the three and nine months ended July 31, 2000, were $3.2 and $11.7 million, respectively, compared to $3.8 and $10.8 million, respectively, for the same periods last year. Included in corporate and other are the corporate office expenses, impact of LIFO valuation method of inventory accounting and intersegment eliminations. (See Note 2 to the financial statements regarding LIFO valuation method of inventory accounting)

     Selling, general and administrative expenses increased by $2.1 million, or 17%, and $730 thousand or 2%, respectively, for the three and nine months ended July 31, 2000, as compared to the same periods of last year. These increases were largely due to the acquisition of Nichols Aluminum - Golden and Imperial as well as higher sales volume compared with the same periods last year. This increase was partially offset by a reduction of allowance for doubtful accounts in the second quarter of fiscal 2000 to recognize changes in the credit exposure of certain customers.

     Depreciation and amortization increased by $0.7 million, or 6% and $2.8 million, or 8%, respectively, for the three and nine months ended July 31, 2000, as compared to the same periods of last year. The increase is principally due to increased depreciation at the engineered steel bar and aluminum mill sheet products businesses for recently completed projects.

     Interest expense increased by $554 thousand or 15% and $618 thousand or 6% respectively, for the three and nine months ended July 31, 2000 as compared to the same fiscal period of 1999. The increase was primarily due to the additional borrowings made during the fiscal year to finance the acquisitions. (See Note 3 to the financial statements)

     Capitalized interest increased by $116 and $486 thousand for the three and nine months ended July 31, 2000, as compared to the same periods of 1999 due to the Phase V expansion project at MACSTEEL(R) which is currently underway.

     Other, net increased $15 and $499 thousand for the three and nine months ended July 31, 2000, as compared to the same periods of 1999 primarily as a result of increased investment income.

     Net income was $0.7 and $14.3 million for the three and nine months ended July 31, 2000, compared to $12.3 and $26.4 million for the same periods of 1999. Included in these results is the one-time $14.3 million pretax ($9.3 million after tax) loss on the sale of Piper Impact Europe. Additionally, lower ongoing operating income and increased interest expense contributed to the lower results.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $250 million unsecured Revolving Credit and Term Loan Agreement ("Bank Agreement"). At July 31, 2000, the Company had $130 million borrowed under the Bank Agreement. This represents a $55 million increase over October 31, 1999 borrowing levels. The borrowings were primarily used to finance the acquisitions of Nichols Aluminum-Golden and Imperial (see
Note 3 to the financial statements) and to repurchase 762,700 shares of the Company's common stock in connection with the Stock Repurchase Program announced in December 1999 (see Note 9 to the financial statements). There have been no significant changes to the terms of the Company's debt structure during the nine month period ended July 31, 2000. (See Note 7 to the financial statements for detail regarding the outstanding borrowings under the Company's various facilities)

      At July 31, 2000, the Company had commitments of approximately $13 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.

      During the first nine months of fiscal 2000, the Company accepted unsolicited block offers to buy back $10.4 million principal amount of the 6.88% Convertible Subordinated Debentures for $9.6 million in cash.

      The Company believes that it has sufficient funds and adequate financial sources available to meet its anticipated liquidity needs. The Company also believes that cash flow from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures, debt service requirements, environmental expenditures and common stock dividends.

Operating Activities

Cash provided by operating activities during the nine months ended July 31, 2000 decreased by $6.0 million compared to the same nine month period of 1999. The decrease was primarily a result of higher working capital requirements at the engineered steel bar business and the aluminum mill sheet products business due to significant increase in sales.

      The above decrease was partially offset by the $7.0 million of tax refund, received during the first quarter of fiscal 2000, resulting from overpayment of estimated taxes in fiscal 1999.

Investment Activities

Net cash used by investment activities during the nine months ended July 31, 2000 was $69.4 million compared to $44.7 million for the same period of 1999. Fiscal 2000 cash used by investment activities included cash paid for the acquisitions of Nichols Aluminum - Golden and Imperial totaling $35.5 million, net of cash acquired. Capital expenditures and other investment activities decreased $10.8 million in the nine month period ended July 31, 2000 as compared to the same period of 1999. The Company estimates that fiscal 2000 capital expenditures will total approximately $50 to $55 million.

Financing Activities

     Net cash provided by financing activities for the nine months ended July 31, 2000 was $21.6 million, compared to $16 thousand for the same prior year period. The Company's net borrowings were $53.2 million during the first nine months of fiscal 2000, compared to $14.2 million during the same period last year. During the nine months ended July 31, 2000, the Company paid $15.9 million to repurchase 762,700 shares of it's own common stock.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company's year ending October 31, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS No. 133 until the Company's year ending October 31, 2001. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". The Company is currently analyzing SFAS No. 133 and 138 to determine what impact or additional disclosure requirements this pronouncement will have.

     In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101. SAB No. 101 provides the staff's views in applying Generally Accepted Accounting Principles ("GAAP") to revenue recognition in financial statements. It does not change any of the existing rules on revenue recognition. All registrants are expected to apply the accounting and disclosures described in this bulletin. The staff, however, will not object if registrants that have not applied this accounting do not restate prior financial statements provided they report a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company will be analyzing SAB No. 101 to determine what, if any, impact or additional disclosure requirements are necessary. Any such impact, will be addressed and reflected in the first fiscal quarter of the Company's year ending October 31, 2001 in accordance with SAB No. 101.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company holds certain floating-rate obligations. The exposure of these obligations to increases in short-term interest rates is limited by interest rate swap agreements entered into by the Company. These swap agreements effectively fix the interest rate on most of the Company's variable rate debt, thus limiting the potential impact that increasing interest rates would have on earnings. At October 31, 1999 the unrealized losses related to the interest rate swap agreements were $2.0 million. As of July 31, 2000, there was an unrealized gain related to the interest rate swap agreements amounting to $85 thousand. It should be noted that any change in value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

      In addition, the Company utilized a range forward zero-cost agreement to protect its initial equity investment in its Netherlands subsidiary, Piper Impact Europe. This agreement, which was entered into with a major financial institution, had a notional value of 30 million guilders. By establishing minimum and maximum exchange rates, this agreement limited the potential devaluation of the Company's initial investment in its subsidiary while also limiting any potential appreciation. During the third quarter ended July 31, 2000, the Company sold the Piper Impact Europe subsidiary. As such, this range forward agreement was cashed in, realizing a gain of approximately $1.7 million. This gain was offset against the loss on the sale of Piper Impact Europe as the investment in Piper Impact Europe was the underlying hedged item.

      The Company uses futures contracts to hedge a portion of its exposure to price fluctuations of aluminum. The exposure is related to the Company's backlog of aluminum sales orders with committed prices as well as future aluminum sales for which a sales price increase would lag a raw material cost increase. Hedging gains and losses are included in "Cost of sales" in the income statement concurrently with the hedged sales. Unrealized gains and losses related to open contracts are not reflected in the consolidated statements of income. At October 31, 1999, the Company had open futures contracts at fair values of $5.3 million and an unrealized loss of $117 thousand on such contracts. As of July 31, 2000, the Company had open futures contracts at fair values of $15.1 million and an unrealized gain of approximately $1 thousand on such contracts. At October 31, 1999 and July 31, 2000, these contracts covered a notional volume of 7,716,170 and 27,282,173 pounds of aluminum, respectively.

      Other than the items mentioned above, there were no other material quantitative or qualitative changes during the first nine months of fiscal 2000 in the Company's market risk sensitive instruments.

                          PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

By letter dated August 24, 2000, United States Environmental Protection Agency Region V notified the Company's MACSTEEL(R)- Michigan Division that the Agency intends to file an administrative complaint for civil penalties totaling $137,500.00 in connection with alleged wastewater permit violations at the Jackson plant from September 1995 through October 1999. Those alleged violations appear also to have been the basis for an administrative order issued on or about September 27, 1999 to the MACSTEEL(R)- Michigan Division. The MACSTEEL(R)- Michigan Division has implemented several measures designed to improve its wastewater treatment system and currently intends to enter into negotiations with the Agency as to the planned complaint and proposed penalty.


Item 6 - Exhibits and Reports on Form 8-K.

  Exhibit 27            Financial Data Schedule - July 31, 2000.


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


                                           QUANEX CORPORATION


                                           /s/ Viren M. Parikh
                                           -------------------------------------
                                           Viren M. Parikh
                                           Controller (Chief Accounting Officer)


Date  September 8, 2000

                                Index to Exhibits

   EXHIBIT
   NUMBER                DESCRIPTION OF EXHIBITS
   -------               -----------------------

Exhibit 27               Financial Data Schedule - July 31, 2000.