Form 10-K
period 2000-10-31
QUANEX CORP
filed 2001-01-05
CIK 276889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2000

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting stock held by non-affiliates as of December 31, 2000, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $267,952,763. Such calculation assumes only the registrant's officers and directors were affiliates of the registrant.

         At December 31, 2000, there were outstanding 13,438,102 shares of the registrant's Common Stock, $.50 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement, to be filed with the Commission within 120 days of October 31, 2000, for its Annual Meeting of Stockholders to be held on February 22, 2000, are incorporated herein by reference in Items 10, 11, 12, and 13 of Part III of this Annual Report.

                                TABLE OF CONTENTS

                                                                                                      Page

                                                   PART I

Item 1.           Business ........................................................................      1
                         General ..................................................................      1
                         Manufacturing Processes, Markets and Product Sales by Business Segment ...      2
                         Raw Materials and Supplies ...............................................      5
                         Backlog ..................................................................      6
                         Competition ..............................................................      6
                         Sales and Distribution ...................................................      6
                         Seasonal Nature of Business ..............................................      6
                         Service Marks, Trademarks, Trade Names and Patents .......................      7
                         Research and Development .................................................      7
                         Environmental Matters ....................................................      7
                         Employees ................................................................      8
                         Financial Information About Foreign and Domestic Operations ..............      8

Item 2.           Properties ......................................................................      9

Item 3.           Legal Proceedings ...............................................................     10

Item 4.           Submission of Matters to a Vote of Security Holders .............................     10

                                                  PART II

Item 5.           Market for Registrant's Common Equity and Related Security Holder Matters .......     11

Item 6.           Selected Financial Data .........................................................     11

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .......................................................     13

Item 7A           Quantitative/Qualitative Disclosure .............................................     21

Item 8.           Financial Statements and Supplementary Data .....................................     23

Item 9.           Disagreements on Accounting and Financial Disclosure ............................     57

                                                  PART III

Item 10.          Directors and Executive Officers of the Registrant ..............................     57

Item 11.          Executive Compensation ..........................................................     57

Item 12.          Security Ownership of Certain Beneficial Owners and Management ..................     57

Item 13.          Certain Relationships and Related Transactions ..................................     57

                                                  PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K .................     58

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

      The Company seeks to reduce the impact of cyclical economic downturns on its operations by serving diverse markets. These markets include transportation, industrial machinery and capital equipment, homebuilding and remodeling, defense, food packaging and other commercial industries.

      The Company's future growth strategy is focused on the continued penetration of higher margin markets, continued expansion of its aluminum and steel manufacturing operations, expansion of precision-formed, value-added metal products, and niche acquisitions.

      In January 2000, Quanex completed the purchase of Golden Aluminum, an aluminum sheet production facility based in Fort Lupton, Colorado. Renamed Nichols Aluminum-Golden, the acquisition of the Fort Lupton mill increased the casting, cold-finishing and value-added painting capacities of Nichols Aluminum, Quanex's aluminum sheet business. The Fort Lupton mill can produce more than 50 million pounds annually of high-grade aluminum sheet for a variety of applications, including tab and end stock for beverage cans and other food packaging, computer disks, home furnishing, and other consumer durable products.

      In April 2000, Quanex completed the purchase of Imperial Products, Inc., a leading manufacturer of value added exterior door components. The newly acquired company, renamed Imperial Fabricated Products, produces sophisticated residential exterior-door products for customers nationwide. Imperial Fabricated Products expands the products and markets of the Engineered Products Group of Quanex.

      In July 2000, the Company completed the sale of Piper Impact Europe. For business segment purposes, the remaining Piper Impact facilities were separated from the Engineered Products Group in the third quarter.

      In November 2000, Quanex completed the purchase of Temroc Metals, Inc., an aluminum extrusion and fabrication company based in Hamel, Minnesota. The newly acquired facility expands the Company's Engineered Products Groups' current markets to include outdoor recreational, medical and energy industries, complementing their existing aluminum fabrication, and roll forming businesses.

      The Company also has invested significantly in technologically advanced continuous manufacturing processes to meet demanding quality specifications and to achieve additional cost efficiencies.

      In the Company's MACSTEEL operations, rotary centrifugal continuous casters are used with an in-line manufacturing process to produce bearing grade and aircraft quality, seam-free, engineered carbon and alloy steel bars that enable Quanex to participate in higher margin markets. Since 1992, the Company has invested approximately $220 million to enhance its steel manufacturing and refining processes, to improve rolling and finishing capability, and to expand manufacturing capacity at its MACSTEEL operations to approximately 700,000 tons per year. Phases I through V of the MACSTEEL expansions have been completed. In Phase V, finished in December 2000, the Company installed additional equipment at each of the MACSTEEL plants in Jackson, Michigan, and at Ft. Smith, Arkansas to maximize the casting and shipping capacity. This project increased engineered steel bar shipping capacity by approximately 13% to 700,000 tons annually. Phase V also included projects at MACSTEEL Heat Treating, based in Huntington, Indiana, where a third processing line was built, and at Kenosha, Wisconsin-based MACSTEEL NitroSteel, where efficiency enhancing equipment has been installed. In May 2000, the Company announced Phase VI which will boost capacity for

MACPLUS cold-finished steel bars. The project includes installation of two additional bar turning and polishing lines, one at the plant in Jackson, Michigan which is scheduled for completion by 2001 year-end and one at the Ft. Smith, Arkansas plant, scheduled for completion by 2002 year-end. After the project is complete, MACSTEEL will have a total of six MACPLUS lines.

      In November 2000, Quanex completed a $4 million capital project at AMSCO, which provides an additional 40,000 square feet of manufacturing space and equipment to expand existing lines and produce new products.

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

MANUFACTURING PROCESSES, MARKETS, AND PRODUCT SALES BY BUSINESS SEGMENT

The Company's operations are grouped into four business segments: (i) engineered steel bars, (ii) aluminum mill sheet products, (iii) engineered products, and
(iv) Piper Impact. General corporate expenses are classified as other operations.

      Information with respect to major markets for the Company's products, expressed as a percentage of consolidated net sales, is shown under the heading "Sales by Major Markets" as set forth below. For financial information regarding each of Quanex's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and Note 13 to the Consolidated Financial Statements. Although Quanex has attempted to estimate its sales by product and market categories, many products have multiple end uses for several industries and sales are not recorded on the basis of product or market categories. A portion of sales is made to distributors who sell to different industries. Net sales by principal market are based upon the total dollar volume of customer invoices. For the year ended October 31, 2000, no one customer accounted for 10% or more of the Company's sales. For the years ended October 31, 1999 and 1998, one customer, Autoliv Inc., accounted for 12% and 13%, respectively, of Company sales.

      Quanex operates 16 manufacturing facilities in ten states in the United States. These facilities feature efficient plant design and flexible manufacturing processes, enabling the Company to produce a wide variety of products for various industries and applications. The Company is generally able to maintain minimal levels of finished goods inventories at most locations because it typically manufactures products to customer specifications upon order.

SALES BY MAJOR MARKETS


                                                                                        SALES ($ MILLIONS)
                     MARKET                                                       Fiscal Year Ended October 31,
MARKETS              DESCRIPTION              QUANEX PRODUCTS                   2000          1999          1998
-------              -----------              ---------------                 --------      --------      --------

TRANSPORTATION       Auto/Truck            Steel bars, impact-                $  394.1      $  384.1      $  352.9
                                           extruded components, aluminum          42.2%         47.4%         44.2%
                                           sheet

                     Other Transportation  Steel bars, treated                $   34.0      $   30.1      $   31.8
                     (including ship/      tubes and bars, aluminum sheet          3.6%          3.7%          4.0%
                     railroad,
                     recreational
                     vehicles
                     and military
                     transportation)
                                           TOTAL TRANSPORTATION               $  428.1      $  414.2      $  384.7
                                                                                  45.8%         51.1%         48.2%
                                                                              --------      --------      --------

ALUMINUM             Residential and       Aluminum sheet, fabricated         $  318.5      $  293.9      $  334.8
BUILDING             Commercial Building   aluminum products,                     34.1%         36.3%         42.0%
PRODUCTS             Materials, Other      aluminum coil, coated
                                           aluminum coil
                                                                              --------      --------      --------

INDUSTRIAL           General Industrial    Specialized forgings,              $   45.8      $   37.8      $   29.9
MACHINERY            Machinery (including  impact-extruded                         4.9%          4.7%          3.8%
AND CAPITAL          mining, agriculture   products, steel bars
EQUIPMENT            and construction)

                     Capital Equipment     Steel bars, treated bars           $   16.4      $   12.3      $   10.4
                     (including material   and tubes, partition                    1.8%          1.5%          1.3%
                     handling, machine     products, impact-extruded
                     tools, and            products
                     office/household)

                                           TOTAL INDUSTRIAL MACHINERY         $   62.2      $   50.1      $   40.3
                                           AND CAPITAL EQUIPMENT                   6.7%          6.2%          5.1%
                                                                              --------      --------      --------

OTHER                                                                         $  125.4      $   51.9      $   37.7
                                                                                  13.4%          6.4%          4.7%
                                                                              --------      --------      --------

                                           TOTAL SALES                        $  934.2      $  810.1      $  797.5
                                                                                 100.0%        100.0%        100.0%
                                                                              --------      --------      --------

                                                                                   SALES ($ MILLIONS)
                     MARKET                                                   Fiscal Year Ended October 31,
MARKETS              DESCRIPTION              QUANEX PRODUCTS                   1997                 1996
-------              -----------              ---------------                 --------             --------

TRANSPORTATION       Auto/Truck            Steel bars, impact-                $  322.3             $  207.2
                                           extruded components, aluminum          43.2%                33.4%
                                           sheet

                     Other Transportation  Steel bars, treated                $   32.8             $   22.0
                     (including ship/      tubes and bars, aluminum sheet          4.4%                 3.6%
                     railroad,
                     recreational
                     vehicles
                     and military
                     transportation)
                                           TOTAL TRANSPORTATION               $  355.1             $  229.2
                                                                                  47.6%                37.0%
                                                                              --------             --------

ALUMINUM             Residential and       Aluminum sheet, fabricated         $  327.5             $  313.1
BUILDING             Commercial Building   aluminum products,                     43.9%                50.5%
PRODUCTS             Materials, Other      aluminum coil, coated
                                           aluminum coil
                                                                              --------             --------

INDUSTRIAL           General Industrial    Specialized forgings,              $   24.9             $   47.4
MACHINERY            Machinery (including  impact-extruded                         3.3%                 7.6%
AND CAPITAL          mining, agriculture   products, steel bars
EQUIPMENT            and construction)

                     Capital Equipment     Steel bars, treated bars           $   17.5             $   22.0
                     (including material   and tubes, partition                    2.4%                 3.6%
                     handling, machine     products, impact-extruded
                     tools, and            products
                     office/household)

                                           TOTAL INDUSTRIAL MACHINERY         $   42.4             $   69.4
                                           AND CAPITAL EQUIPMENT                   5.7%                11.2%
                                                                              --------             --------

OTHER                                                                         $   21.1             $    8.4
                                                                                   2.8%                 1.3%
                                                                              --------             --------

                                           TOTAL SALES                        $  746.1             $  620.1
                                                                                 100.0%               100.0%
                                                                              --------             --------

Engineered Steel Bars

The Company's Engineered Steel Bars segment comprises engineered steel bar operations, steel bar and tube heat treating services, and steel bar and tube corrosion and wear resistant finishing services.

      The Company's engineered steel bar operations are conducted through its MACSTEEL division, consisting of two plants, one located in Ft. Smith, Arkansas, and the other located in Jackson, Michigan. These plants manufacture hot finished, precision engineered, carbon and alloy steel bars. The Company believes that MACSTEEL has the only two plants in North America using continuous rotary centrifugal casting technology. This casting process produces seam-free bars, without surface defects or inclusions, thereby reducing the need for subsequent surface conditioning. The continuous casting and automated in-line manufacturing operations at the MACSTEEL plants substantially reduce labor and energy costs by eliminating the intermittent steps that characterize manufacturing operations at most larger, and particularly integrated steel mills. The Company typically sells only complete heat lots, or batches, which are made to specific customer requirements. Heat lots average 45 tons at the Jackson plant and 50 tons at the Ft. Smith plant.

      MACSTEEL produces various grades of customized, engineered steel bars by melting steel scrap and casting it in a rotary centrifugal continuous caster. MACSTEEL's molten steel is further processed through secondary refining processes that includes argon stirring, ladle injection, and vacuum arc degassing prior to casting. These processes enable MACSTEEL to produce higher quality, "cleaner" steels.

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

      MACSTEEL products are custom manufactured for customers in the passenger car, light truck, sport utility vehicle (SUVs), heavy truck, anti-friction bearing, off-road and farm equipment, defense, capital equipment, and seamless tubular industries. These industries use engineered steel bars in critical applications such as camshafts, crankshafts, transmission gears, wheel spindles and hubs, bearing cages and rollers, steering components, hydraulic mechanisms and seamless tube production. Also, MACSTEEL engineered steel bars are used for the manufacture of components for safety critical steel air bag inflators at the Company's Piper Impact plant in New Albany, Mississippi.

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

Aluminum Mill Sheet Products

The Company's Aluminum Mill Sheet Products segment comprises aluminum sheet continuous casting operations and cold rolling, annealing, painting, and other finishing operations through its Nichols Aluminum Division ("Nichols").

      Nichols manufactures mill finished and coated aluminum sheet for the home improvement, residential and light commercial construction, transportation, appliance, food packaging, and service center markets. The division comprises five plants: a thin-slab casting and hot rolling mill ("NAC") located in Davenport, Iowa, and three cold rolling and finishing plants located in Davenport, Iowa ("NAD"), Lincolnshire, Illinois ("NAL"), Decatur, Alabama ("NAA") and Nichols Aluminum-Golden ("NAG"), an aluminum production facility in Fort Lupton, Colorado.

      NAC's mini-mill uses a single, in-line casting process that can produce 400 million pounds of reroll (hot-rolled aluminum sheet) annually. The mini-mill converts aluminum scrap to sheet through melting, continuous casting, and in-line hot rolling processes. NAC has shredding and blending capabilities, including two rotary barrel furnaces that broaden its sources of raw material and allow it to melt lower grades of scrap. Delacquering equipment improves the quality of the raw material before it reaches the melting furnaces by burning off combustibles in the scrap. Scrap is blended using computerized processes to most economically achieve the desired molten aluminum alloy composition. The molten metal flows into a Hazelett thin-slab caster, which casts an aluminum slab up to 52-inches wide and .75 inches thick. The slab is fed directly to a hot mill where three in-line rolling stands reduce the slab to gauges as thin as
 .045 inches. This hot rolling process substantially reduces subsequent cold rolling requirements. NAC also has an efficient, in-house dross recovery system to improve raw material yields.

      The Company believes the combination of capacity increases and technological enhancements directed at producing higher quality reroll results in a significant manufacturing advantage with savings derived from reduced raw material costs, optimized scrap utilization, reduced unit energy cost, reduced cold rolling requirements and lower labor costs.

      Further processing of the reroll occurs at NAD, NAL or NAA, where customers' specific product requirements can be met through cold rolling to various gauges, annealing for additional mechanical and formability properties, tension leveling to improve the flatness of the sheet, and slitting to specific widths. Products at the NAD and NAA plants can also be custom painted, an important value-added feature for the applications of certain customers in building products, transportation, and appliance markets.

   Operations at NAG include melting and casting aluminum into sheet, cold rolling to specific gauge, annealing, leveling, custom coating and slitting to width. NAG manufactures high quality aluminum for engineered applications in niche markets such as end tab stock for food packaging, metal components for computer disks, and home accessory products.

Engineered Products

The Company's Engineered Products segment consists of aluminum and steel fabrication operations conducted at AMSCO in Rice Lake, Wisconsin, two Homeshield Fabricated Products ("HFP") plants in Chatsworth, Illinois, Imperial Fabricated Products ("IFP") in Richmond, Indiana, and aluminum extrusion and fabrication operations conducted at Temroc Metals ("TM") in Hamel, Minnesota.

      The Engineered Products Group manufactures aluminum window and patio door screens, window frames, residential exterior door products, and a broad line of custom designed, roll formed products and stamped shapes for manufacturers of premium wood windows and vinyl windows for the home improvement, residential, and commercial construction markets. AMSCO combines strong product design and development expertise with reliable, just-in-time delivery. HFP also coats and/or paints aluminum sheet in many colors, sizes, and finishes, and it fabricates aluminum coil into rain carrying systems, soffit, exterior housing trim and roofing products. IFP produces sophisticated residential exterior door thresholds, astragals, patio door systems and other miscellaneous door components. TM produces high quality aluminum extrusions and fabricated parts for numerous industries including industrial, architectural, recreational, computer, electronics, appliances, medical and energy.

Piper Impact

The Piper Impact division includes two impact-extrusion facilities in New Albany, Mississippi, dedicated to aluminum and steel impact-extruded products.

      Piper Impact is a technological leader in the manufacture of custom designed, impact extruded aluminum and steel parts for transportation, electronics, defense, and other commercial applications. Piper Impact's operations use impact extrusion technology to produce highly engineered near-net shaped components from aluminum and steel bar slugs. The pressure resulting from the impact of the extrusion presses causes metal to flow into the desired shape. This cost efficient, coldforming of the metal results in a high quality, work hardened product with a superior finish. Products may be further processed with heat treating and precision machining. The parts are then delivered to customers' assembly lines, requiring little or no additional processing. The majority of Piper Impact's sales are to one customer, Autoliv Inc., for use in automotive air bag systems.

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

      In the Engineered Products Group, AMSCO and Homeshield Fabricated Products' primary raw material is coated and uncoated aluminum sheet purchased primarily from Nichols Aluminum. Raw materials utilized at Imperial Fabricated Products include aluminum, wood and vinyl. Imperial's primary raw material is aluminum, which is available from a number of suppliers. Prices for aluminum are typically set on a monthly basis based upon market rates. In addition, Imperial purchases two types of wood materials - hardwood and softwood, which it purchases at market prices. Temroc's raw materials consist primarily of aluminum billet, which it purchases from several suppliers on the open market.

      Piper Impact's raw materials consist of aluminum bars and slugs that it purchases on the open market, and steel bars that it purchases from MACSTEEL.

BACKLOG

At October 31, 2000, Quanex's backlog of orders to be shipped in the next twelve months was $157.8 million. This compares to $164.1 million at October 31, 1999. Because many of the markets in which Quanex operates have short lead times, the Company does not believe that backlog figures are reliable indicators of annual sales volume or operating results.

COMPETITION

The Company's products are sold under highly competitive conditions. Quanex competes with a number of companies, some of which have greater financial and other resources. Competitive factors include product quality, price, delivery, and ability to manufacture to customer specifications. The amounts of engineered steel bars, aluminum mill sheet products, engineered products and impact extruded products made by the Company represent a small percentage of annual domestic production.

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

      The Company's Engineered Products Group competes with many small metal fabricators and aluminum extrusion facilities, primarily on the basis of custom engineering, quality, service, and price.

      Piper Impact competes with several other impact extrusion companies, and companies that offer other technologies that can provide similar products, on the basis of design, quality, price and service.

SALES AND DISTRIBUTION

The Company's four businesses have sales organizations with sales representatives in many parts of the U. S. MACSTEEL sells hot rolled and cold finished engineered steel bars primarily to original equipment manufacturers
(OEMs) through its sales organization and manufacturers' representatives. Nichols' products are sold directly to OEMs and through metal service centers. The Company's engineered products are sold primarily to OEMs, except for some residential building products, which are also sold through distributors. Piper Impact sells directly to OEM's.

SEASONAL NATURE OF BUSINESS

The Company's aluminum mill sheet and Engineered Products businesses are seasonal. The primary markets of these businesses are in the Northeast and Midwest regions of the United States, where winter weather reduces homebuilding and home improvement activity. Historically in these businesses, lowest sales have occurred during the Company's first fiscal quarter. Profits for the operations in these businesses tend to be lower in quarters with lower sales because a high percentage of their manufacturing overhead and operating expense is due to labor and other costs that are generally fixed throughout the year. The other businesses in which the Company competes are generally not seasonal. However, due to the holidays in the Company's first fiscal quarter and steel plant shutdowns for vacations and maintenance in the Company's third fiscal quarter, sales have historically been lower in those periods. As a result of these trends, combined with the effects of seasonality, the Company generally expects that, absent unusual activity or changes in economic conditions, its lowest sales will occur in the first fiscal quarter.

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

      Under applicable state and federal laws, the Company may be responsible for, among other things, all or part of the costs required to remove or remediate wastes or hazardous substances at locations Quanex has owned or operated at any time. The Company is currently participating in environmental assessments or remediation at a number of those locations.

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

         Total remediation reserves, at October 31, 2000, for Quanex's current plants, former operating locations, and disposal facilities were approximately $18 million. Of that, approximately 80% is allocated to the cleanup of historical soil and groundwater contamination and other corrective measures at a plant operated by the Company's Piper Impact division in New Albany, Mississippi. Depending upon such factors as the nature and extent of contamination, the cleanup technologies employed, and regulatory concurrences, final remediation costs may be more or less than amounts accrued; however, management believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities.

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

      Quanex incurred approximately $5 million and $7 million during fiscal 2000 and 1999, respectively, in expenses in order to comply with existing or proposed environmental regulations. The Company estimates expenses at various of its facilities during fiscal 2001 will be approximately $5 million for continuing compliance with environmental regulations. Capital expenditures for these environmental regulations during fiscal 2000 and 1999 were immaterial and are expected to be immaterial for fiscal 2001 as well. Future expenditures relating to environmental matters will necessarily depend upon the application to Quanex and its facilities of future regulations and government decisions. Quanex will continue to have expenditures in connection with environmental matters beyond 2001, but it is not possible at this time to reasonably estimate the amount of these expenditures.

EMPLOYEES

At October 31, 2000, the Company employed 3,302 persons. Of the total employed, 28% were covered by collective bargaining agreements. In January of 2000, a three year agreement was ratified by the United Steel Workers representing 253 employees at MACSTEEL's Arkansas plant. No collective bargaining agreements will expire during the fiscal year ending October 31, 2001.

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

                                                                                                           SQUARE
          LOCATION                                         PLANT                                          FOOTAGE
          --------                                         -----                                          -------

      Owned:                                  ENGINEERED STEEL BARS

      Fort Smith, Arkansas                    MACSTEEL                                                        543,000
      Jackson, Michigan                       MACSTEEL                                                        281,000
      Huntington, Indiana                     Heat Treating                                                    96,000

      Leased (expires 2009):

      Kenosha, Wisconsin                      NitroSteel                                                       35,000

      Owned:                                  ALUMINUM MILL SHEET PRODUCTS

      Lincolnshire, Illinois                  Nichols Aluminum                                                142,000
      Davenport, Iowa                         Nichols Aluminum                                                236,000
      Davenport, Iowa                         Nichols Aluminum Casting                                        245,000
      Fort Lupton, Colorado                   Nichols Aluminum Golden                                         238,000

      Leased (4 leases expiring 2003, 2004, 2005 and 2018):

      Decatur, Alabama                        Nichols Aluminum Alabama                                        410,000

      Owned:                                  ENGINEERED PRODUCTS

      Rice Lake, Wisconsin                    AMSCO                                                           336,000
      Chatsworth, Illinois                    Homeshield Fabricated Products (two plants)                     212,000
      Richmond, Indiana                       Imperial Fabricated Products                                     76,000
      Hamel, Minnesota                        Temroc                                                          140,000

      Owned:                                  PIPER IMPACT

      New Albany, Mississippi                 Piper Impact (two plants)                                       683,000


      Leased  (expires 2010):                 EXECUTIVE OFFICES

      Houston, Texas                          Quanex Corporation                                               21,000

ITEM 3. LEGAL PROCEEDINGS

On or about August, 2, 1999, the United States District Court for the Southern District of Texas entered a consent decree resolving the federal government's allegations that the Company and Vision Metals, Inc. had violated water discharge requirements at the Company's former plant in Rosenberg, Texas. The consent decree required the Company to pay in three installments an aggregate civil penalty of $466,421 plus interest. Pursuant to the purchase agreement by which Vision Metals acquired the Rosenberg facility and assumed certain environmental liabilities, Vision Metals had acknowledged its responsibility for the penalty and made the first two payments, totaling $310,946 plus interest. Because Vision Metals filed a bankruptcy petition on or about November 13, 2000, it is unclear whether Vision Metals will be able to make timely payment of the remaining $155,475 plus interest.

     On or about September 27, 1999, US EPA Region V sent to the Company's MACSTEEL Michigan division findings of violation, an administrative order for compliance, and a request for information pursuant to the Clean Water Act. The Agency alleged that the Jackson plant had been in violation of the effluent limitations in its water discharge permit on 236 days from March 31, 1994 to July 1999 and directed the plant to comply with that permit. In response, the MACSTEEL Michigan Division undertook a technical analysis of wastewater handling at its Jackson plant and implemented improvements to its treatment system. By letter dated September 22, 2000, US EPA Region V sent to MACSTEEL Michigan Division an administrative complaint seeking a civil penalty of $137,500 for violations of the discharge permit's effluent limitations and sampling requirements before the improvements were implemented.

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

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Quanex's common stock, $.50 par value, is traded on the New York Stock Exchange, under the ticker symbol: NX. Quarterly stock price information and annual dividend information for the common stock is as follows:

QUARTERLY COMMON STOCK DIVIDENDS
Quarter Ended:                          2000            1999            1998            1997            1996
                                      --------        --------        --------        --------        --------
January ......................             .16             .16             .16             .15             .15
April ........................             .16             .16             .16             .15             .15
July .........................             .16             .16             .16             .15             .15
October ......................             .16             .16             .16             .16             .15
                                      --------        --------        --------        --------        --------

         Total ...............             .64             .64             .64             .61             .60


QUARTERLY COMMON STOCK SALES PRICE
(High & Low) Quarter Ended:             2000            1999            1998            1997            1996
                                      --------        --------        --------        --------        --------
January ......................        26 9/16         23 7/8          30 7/16         29 1/8          21 1/8
                                      19 1/16         16 13/16        27 1/16         24 1/4          18
April ........................        23 11/16        26 1/4          33 13/16        27 7/8          22 3/8
                                      16 1/8          15 3/8          28 1/2          23 3/8          19 5/8
July .........................        18 5/8          29              32 3/16         34 1/8          23 7/8
                                      14 3/8          25 1/8          27 1/4          25 1/8          19 3/8
October ......................        20 11/16        27 3/8          27 7/8          36 1/2          28 3/4
                                      17 1/16         20 1/8          15 5/8          26 1/4          19 5/8

The terms of Quanex's revolving credit arrangements with certain banks limit the total amount of common and preferred stock dividends and other distributions on such stock. Under the most restrictive test under such credit facilities, the total common stock dividends the Company may declare and pay is limited to $21 million, plus 50% of consolidated net income earned after October 31, 1989, adjusted for other factors as set forth in the credit agreement. As of October 31, 2000, the aggregate amount available for dividends and other restricted payments under its credit facilities was approximately $25 million.

      There were 5,893 holders of Quanex common stock on record as of December 31, 2000.


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

Return on common stockholders' equity: Net income attributable to common stockholders divided by average common stockholders' equity.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL SUMMARY  1995 - 2000                                                         ($ THOUSANDS, EXCEPT PER SHARE DATA)

Fiscal years ended October 31,                                                        2000             1999            1998
                                                                                  --------         --------        --------
REVENUES AND EARNINGS
Net sales(1)                                                                       934,203          810,094         797,490
Cost of sales including operating depreciation and amortization                    810,732          681,799         683,954
                                                                                  --------         --------        --------
Gross profit                                                                       123,471          128,295         113,536
Piper Impact Asset Impairment Charge                                                56,300(2)                        58,500(2)
Loss on sale of Piper Impact Europe                                                 14,280(3)
Other depreciation and amortization                                                  3,308            3,434           5,059
Selling, general and administrative expenses                                        53,545           53,104          47,713
                                                                                  --------         --------        --------
Operating income (loss)                                                             (3,962)          71,757           2,264
Percent of net sales                                                                  (0.4)             8.9             0.3
Other income (expense)-net                                                           1,870            1,383           2,278
Interest expense-net                                                                13,314           12,791          10,506
                                                                                  --------         --------        --------
Income (loss) before income taxes, extraordinary items, cumulative effect
    of accounting change, and income from discontinued operations                  (15,406)          60,349          (5,964)
Income taxes (credit)                                                               (5,383)          21,048          (2,087)
                                                                                  --------         --------        --------
Income (loss) from continuing operations                                           (10,023)          39,301          (3,877)
Income from discontinued operations                                                      0                0               0
Gain on sale of discontinued operations                                                  0                0          13,046
Extraordinary items - early extinguishment of debt, net of taxes                       358              415              --
                                                                                  --------         --------        --------
Net income (loss)                                                                   (9,665)          39,716           9,169
Percent of net sales                                                                  (1.0)             4.9             1.1(6)
                                                                                  --------         --------        --------
PER SHARE DATA
Basic Earnings per share:
   Income (loss) from continuing operations                                          (0.73)            2.76           (0.27)
   Income from discontinued operations                                                  --               --              --
   Gain on sale of discontinued operations                                              --               --            0.92
   Extraordinary items and cumulative effect of accounting change                     0.03             0.03              --
   Net earnings (loss)                                                               (0.70)(7)         2.79            0.65(6)
Cash dividends declared                                                               0.64             0.64            0.64
Book value                                                                           19.90            21.24           19.19
Average shares outstanding (000)                                                    13,727           14,234          14,149
Market closing price range
    High                                                                           26 9/16         28 15/16          33 1/2
    Low                                                                             14 3/8           15 1/2              16
                                                                                  --------         --------        --------
FINANCIAL POSITION - YEAR END
Working capital                                                                    104,944           76,247          62,979
Property, plant and equipment - net                                                338,248          406,841         395,054
Other assets                                                                        71,665           71,218          69,422
Total assets                                                                       645,859          690,446         674,288
                                                                                  --------         --------        --------
Noncurrent deferred income taxes                                                    27,620           43,910          33,412
Long-term debt                                                                     191,657          179,121         188,302
Stockholders' equity                                                               266,497          301,061         272,044
Total capitalization                                                               458,154          480,182         460,346
Long-term debt percent of capitalization                                              41.8             37.3            40.9
                                                                                  --------         --------        --------
OTHER DATA
Asset turnover                                                                         1.4              1.2             1.2
Current ratio                                                                     1.8 to 1         1.6 to 1        1.4 to 1
Return on average investment - percent                                                (0.2)(7)         10.0             3.4(6)
Return on average common equity - percent                                             (3.4)(7)         13.9             3.4(6)
                                                                                  --------         --------        --------
Working capital provided by operations(4)                                           90,441           94,905          82,830
Depreciation and amortization                                                       48,445           45,883          42,400
Capital expenditures                                                                42,355           60,934          60,936
Backlog for shipment in next 12 months                                             157,830          164,128         183,847
                                                                                  --------         --------        --------
Number of stockholders                                                               5,697            5,113           5,720
Average number of employees                                                          3,361            3,393           3,261
Sales per employee                                                                     278              239             245
                                                                                  --------         --------        --------

FINANCIAL SUMMARY  1995 - 2000                                                      ($ THOUSANDS, EXCEPT PER SHARE DATA)

Fiscal years ended October 31,                                                        1997             1996            1995
                                                                                  --------         --------        --------
REVENUES AND EARNINGS
Net sales(1)                                                                       746,093          620,069         603,985
Cost of sales including operating depreciation and amortization                    644,041          526,886         521,521
                                                                                  --------         --------        --------
Gross profit                                                                       102,052           93,183          82,464
Piper Impact Asset Impairment Charge
Loss on sale of Piper Impact Europe
Other depreciation and amortization                                                  3,669            1,791           1,258
Selling, general and administrative expenses                                        43,375           44,959          33,746
                                                                                  --------         --------        --------
Operating income (loss)                                                             55,008           46,433          47,460
Percent of net sales                                                                   7.4              7.5             7.9
Other income (expense)-net                                                           1,637            4,544           1,721
Interest expense-net                                                                14,002           11,360           8,870
                                                                                  --------         --------        --------
Income (loss) before income taxes, extraordinary items, cumulative effect
    of accounting change, and income from discontinued operations                   42,643           39,617          40,311
Income taxes (credit)                                                               14,925           16,639          16,931
                                                                                  --------         --------        --------
Income (loss) from continuing operations                                            27,718           22,978          23,380
Income from discontinued operations                                                  5,176            9,912          10,480
Gain on sale of discontinued operations                                             36,290
Extraordinary items - early extinguishment of debt, net of taxes                        --           (2,522)         (2,021)
                                                                                  --------         --------        --------
Net income (loss)                                                                   69,184           30,368          31,839
Percent of net sales                                                                   9.3(5)           4.9             5.3
                                                                                  --------         --------        --------
PER SHARE DATA
Basic Earnings per share:
   Income (loss) from continuing operations                                           2.01             1.70            1.44
   Income from discontinued operations                                                0.37             0.73            0.78
   Gain on sale of discontinued operations                                            2.63               --              --
   Extraordinary items and cumulative effect of accounting change                       --            (0.19)          (0.15)
   Net earnings (loss)                                                                5.01             2.24            2.07
Cash dividends declared                                                               0.61             0.60            0.59
Book value                                                                           19.13            14.50           12.81
Average shares outstanding (000)                                                    13,807           13,524          13,443
Market closing price range
    High                                                                            36 1/2           28 5/8              26
    Low                                                                             23 3/8           18 3/8          18 3/8
                                                                                  --------         --------        --------
FINANCIAL POSITION - YEAR END
Working capital                                                                     52,818           88,238          53,629
Property, plant and equipment - net                                                379,071          319,165         233,982
Other assets                                                                       119,738          117,142          55,989
Total assets                                                                       685,705          638,948         466,458
                                                                                  --------         --------        --------
Noncurrent deferred income taxes                                                    48,111           40,454          45,740
Long-term debt                                                                     201,858          253,513         111,894
Stockholders' equity                                                               268,823          197,009         172,814
Total capitalization                                                               470,681          450,522         284,708
Long-term debt percent of capitalization                                              42.9             56.3            39.3
                                                                                  --------         --------        --------
OTHER DATA
Asset turnover                                                                         1.1              1.0             1.3
Current ratio                                                                     1.4 to 1         1.8 to 1        1.4 to 1
Return on average investment - percent                                                16.7(5)           9.8            11.1
Return on average common equity - percent                                             29.7(5)          16.4            17.4
                                                                                  --------         --------        --------
Working capital provided by operations(4)                                           73,321           60,378          57,767
Depreciation and amortization                                                       37,865           36,499          29,062
Capital expenditures                                                                69,146           34,737          21,629
Backlog for shipment in next 12 months                                             225,498          123,382          94,464
                                                                                  --------         --------        --------
Number of stockholders                                                               5,488            3,425           3,659
Average number of employees                                                          2,994            1,950           1,653
Sales per employee                                                                     249              318             365
                                                                                  --------         --------        --------

Note: Several acquisitions and divestitures have been made in the past three years. See Notes 2 and 3 to the financial statements for a description of these transactions.

(1) Excludes sales from discontinued operations for the years 1997-1995, respectively of $187,123, $275,641 and $287,210.

(2) During fiscal 2000 and 1998, Piper Impact recorded a $56.3 million and $58.5 million, respectively, asset impairment charge as described by Statement of Financial Accounting Standards No. 121. See Footnote 4 to the financial statements for further information.

(3) See Note 3 to the financial statements for further information regarding the loss on the sale of Piper Impact Europe.

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

(6) Includes effect of Piper Impact's asset impairment charge ($58.5 million in FY 1998) and gain on sale of discontinued operations ($13 million in FY 1998).

(7) Includes effect of Piper Impact's asset impairment charge ($56.3 million in FY 2000) and the loss on sale of Piper Impact Europe ($14.3 million in FY
     2000).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and the accompanying notes.

PRIVATE SECURITIES LITIGATION REFORM ACT

Certain forward-looking information contained herein is being provided in accordance with the provisions of the Private Securities Litigation Reform Act. Such information is subject to certain assumptions and beliefs based on current information known to the Company and is subject to factors that could produce actual results materially different from those anticipated in the forward-looking statements contained in this report. Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, energy costs, interest rates, construction delays, market conditions for the Company's customers, any material changes in purchases by the Company's principal customers, environmental regulations changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company's successful implementation of its internal operating plans, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved.

RESULTS OF OPERATIONS

Overview

Summary Information as % of Sales:  (Dollars in millions)

                                                                          FISCAL YEAR ENDED OCTOBER 31,
                                                          2000                         1999                         1998
                                                  Dollar         % of          Dollar         % of          Dollar         % of
                                                  Amount        Sales          Amount        Sales          Amount        Sales
                                                 --------      --------       --------      --------       --------      --------

Net Sales ..................................     $  934.2          100%       $  810.1           100%      $  797.5           100%
  Cost of Sales ............................        766.1            82          639.9            79          647.2            81
  Selling, general and admin. ..............         53.5             5           53.1             6           47.7             6
  Depreciation and amortization ............         47.9             5           45.3             6           41.8             5
  Piper Impact Impairment Charge ...........         56.3             6             --            --           58.5             7
  Loss on sale of Piper Impact Europe ......         14.3             2             --            --             --            --
                                                 --------      --------       --------      --------       --------      --------
Operating Income ...........................         (3.9)            0%          71.8             9%           2.3             1%
Interest Expense ...........................        (15.3)           (2)         (14.4)           (2)         (14.9)           (2)
Capitalized Interest .......................          1.9             0            1.6             0            4.4             1
Other, net .................................          1.9             0            1.4             0            2.2             0
Income tax benefit (expense) ...............          5.4             1          (21.1)           (2)           2.1             0
                                                 --------      --------       --------      --------       --------      --------

Income (loss) from continuing operations ...     $  (10.0)           (1)%     $   39.3             5%      $   (3.9)            0%
                                                 ========                     ========                     ========

      For the eighth consecutive year, the Company's continuing operations achieved higher sales over the previous fiscal year. These continued increases are a result of the Company's growth strategies through internal investments as well as acquisitions. The Company's internal growth investments, principally at the MACSTEEL Division, were focused toward capacity expansions, value-added product offerings, quality improvements, and enhanced customer service capabilities.

Acquisitions/Divestitures Since October 31, 1997

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

      In January 2000, the Company purchased from Alcoa, Inc. the Golden Aluminum production facility based in Fort Lupton, Colorado. Quanex acquired the assets of the facility for $9 million plus working capital valued at approximately $13 million. The newly acquired facility became part of Quanex's flat-rolled aluminum sheet business - Nichols Aluminum (the Aluminum Mill Sheet Products segment). It was renamed Nichols Aluminum-Golden, Inc. ("Nichols Aluminum-Golden"), a wholly owned subsidiary of Quanex.

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

      In April 2000, the Company acquired the stock of Imperial Products, Inc., a leading manufacturer of value-added exterior door components based in Richmond, Indiana, for approximately $15 million. Imperial Products, Inc., now doing business as Imperial Fabricated Products ("Imperial"), operates as a wholly owned subsidiary of Quanex. This acquisition expands the specialized design and manufacturing operations of Quanex's Engineered Products Group.

      In July 2000, the Company sold Piper Impact Europe, an impact-extrusion facility based in the Netherlands, to the plant's existing management group for a nominal amount. The transaction was structured as a sale of stock. As a result of this transaction, the Company recorded a pretax charge of $14.3 million for the fiscal third quarter ending July 31, 2000. In connection with the sale, the Company's range forward foreign currency agreement with a notional amount of 30 million Guilders was closed. This agreement was entered into to protect the Company's investment in Piper Impact Europe from foreign currency fluctuations. The settlement of this agreement resulted in a gain, which was offset against the charge on the sale of Piper Impact Europe.

      On November 30, 2000, the Company completed the purchase of all of the Capital stock of Temroc Metals, Inc., a Minnesota corporation ("Temroc") for approximately $21 million in cash. Temroc, as a surviving corporation, became a wholly owned subsidiary of the Company. Temroc has production facilities in Hamel, Minnesota, where it manufactures customized aluminum extrusions and fabricated metal products for recreational vehicles, architectural products, electronics and other markets. Temroc has become part of the Company's Engineered Products Group and will continue to operate as a manufacturer of aluminum extrusions and fabricated metal products.

Business Segments

Business segments are reported in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131. SFAS 131 requires that the Company disclose certain information about its operating segments where operating segments are defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance". Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

      During the fiscal third quarter ended July 31, 2000, internal management structure changes were made to increase the emphasis and focus on two separate lines of business. These changes affected the way in which operating decisions are made and performance is assessed. In accordance with SFAS No. 131, the industry segment disclosure has been revised to reflect these changes and the previously reported "engineered products" segment has been split. Piper Impact, which includes Piper Impact, the two New Albany, Mississippi based facilities, as well as Piper Impact Europe (until it was sold in July 2000), has been separated out of the "Engineered Products" segment into a separate reporting segment named "Piper Impact". The "Engineered Products" segment now reflects the results of AMSCO, Homeshield Fabricated Products and Imperial Fabricated Products. Previous year's information has also been restated to reflect this change.

      As such, the Company has four reportable segments: engineered steel bars, aluminum mill sheet products, engineered products and Piper Impact. The engineered steel bar segment consists of engineered steel bars manufacturing, steel bar and tube heat treating services and steel bar and tube wear and corrosion resistant finishing services. The aluminum mill sheet segment manufactures mill finished and coated aluminum sheet. The engineered products segment manufactures aluminum window and patio door screens, window frames, exterior door components and other roll formed products and stamped shapes. The Piper Impact segment manufactures impact-extruded aluminum and steel parts.

The following table sets forth selected operating data for the Company's four business segments:

                                                              Years Ended October 31,
                                                 ------------------------------------------------
                                                     2000              1999              1998(3)
                                                 ------------      ------------      ------------
                                                                  (In thousands)

Engineered Steel Bars:
  Net sales ................................     $    344,245      $    297,369      $    327,296
  Operating income .........................           57,702            60,446            58,908
  Depreciation and amortization ............           18,775            16,293            13,097
  Identifiable assets ......................     $    267,476      $    241,783      $    219,727


Aluminum Mill Sheet Products:(1)(4)
  Net sales ................................     $    404,355      $    311,763      $    266,355
  Operating income .........................           21,529            15,306             7,788
  Depreciation and amortization ............           12,965            12,334            10,670
  Identifiable assets ......................     $    227,365      $    200,733      $    198,596


Engineered Products:(5)
  Net sales ................................     $    104,948      $     92,668      $     92,045
  Operating income (loss) ..................           14,301            13,006            10,825
  Depreciation and amortization ............            3,443             3,349             3,761
  Identifiable assets ......................     $     65,527      $     46,977      $     48,025

Piper Impact:(2)(6)
  Net sales ................................     $    105,632      $    134,694      $    137,967
  Operating income (loss) ..................          (82,470)             (853)          (63,431)
  Depreciation and amortization ............           12,362            12,836            14,167
  Identifiable assets ......................     $     54,518      $    162,176      $    172,136

----------

(1) 1998 results include three weeks of Nichols Aluminum Alabama's operations acquired October 9, 1998. See Note 2 to financial statements.

(2) During 1998, Piper Impact recorded a $58.5 million asset impairment/restructuring charge as described by SFAS No. 121. This impairment/restructuring charge is included in operating income. See Note 4 to financial statements.

(3) At the start of fiscal 1999, Quanex changed its inventory valuation method for measuring segment results from LIFO to FIFO. This change has no impact on consolidated results, which remain LIFO based. Prior data has not been restated above. See Note 13 to the consolidated financial statements for further information.

(4) Fiscal 2000 results include Nichols Aluminum-Golden operations since the acquisition date of January 25, 2000. See Note 2 to the consolidated financial statements.

(5) Fiscal 2000 results include Imperial Fabricated Products operations acquired April 3, 2000. See Note 2 to the consolidated financial statements.

(6) Fiscal 2000 results include the one-time $14.3 million loss on the sale of Piper Impact Europe and $56.3 million asset impairment charge relating to Piper Impact facilities in New Albany, Mississippi. See Note 3 and 4 to the consolidated financial statements.

      The engineered steel bar business posted record annual net sales while working on its Phase V capital expansion program which was completed in December 2000. Operating income, however, was down from the previous year due largely to higher outside processing and raw material costs as well as higher depreciation charges. Phase V will raise the annual shipping capacity to 700,000 tons at MACSTEEL and 25,000 tons at the Heat Treat facility. Also, work has begun at both mills for Phase VI, which will increase their MACPLUS capacity, our highest value-added product line.

      The aluminum mill sheet business had a record year in both net sales and operating income. These records resulted from the acquisition of Nichols Aluminum-Golden, operational advancements throughout the division and healthy margins. Some of the operational advancements include the results of the new rotary furnaces at the casting facility in Davenport, Iowa, penetration into more value-added markets and the improvements accomplished in quality and delivery performance.

      The engineered products business had increased net sales and operating income, largely as a result of the acquisition of Imperial Fabricated Products. With this acquisition, the Company was able to add new customers and new markets.

      Piper Impact's results have been adversely impacted by declining aluminum air bag product sales and higher manufacturing costs associated with new product development as well as cellular manufacturing implementation. While Piper Impact is aggressively developing new products that it hopes will replace the declining aluminum air bag components business, the results are slow. Piper made good progress in the second half of the year reducing its costs and these efforts are continuing. In view of the losses experienced and the anticipated future erosion in the volume of aluminum airbag components at Piper Impact, an impairment charge was taken in the fourth quarter. See Note 4 to the financial statements. The impairment charge represents another step in the Company's process of evaluating strategic alternatives for this business, including its possible sale.

Outlook

The Company's first fiscal quarter is historically its least profitable quarter of each year as there are fewer production days and the Company's customers experience holiday shutdowns. Additionally, the business outlook for Quanex's first fiscal quarter 2001 finds the Company's transportation and housing markets slowing significantly from fiscal 2000 levels. However, because of the acquisitions made since January 2000 and the expected operational improvements at Piper Impact, the Company anticipates, at this time, a modest impact from the slowdown in these markets on overall net sales and operating income in the first fiscal quarter of 2001 compared to the same period last year.

      The Company currently expects that the overall business levels for the balance of fiscal year 2001 should be similar to those experienced during 2000. Domestic and global market factors will continue to impact the Company and any further slowdown in the U.S. economy would affect demand and pricing for many of the Company's products. Continuing global pricing pressures in the Engineered Steel Bar business and reduced demand for aluminum airbag components in the Piper Impact business offer significant challenges to our operations in maintaining operating margins. Improvement in financial results will depend upon, among other things, whether the strength of the economy improves, together with the markets which the Company serves, successful new product development efforts at the Piper Impact business and whether the fiscal 2000 margin levels at aluminum mill sheet products can be sustained.

2000 Compared to 1999

Net Sales - Consolidated net sales for fiscal 2000 were $934.2 million, representing an increase of $124.1 million, or 15%, when compared to fiscal 1999. This increase reflects higher net sales at all of the business segments except Piper Impact. The acquisitions of Nichols Aluminum-Golden in January of 2000 and Imperial Fabricated Products in April of 2000 contributed to this increase.

     Net sales from the Company's engineered steel bar business for fiscal 2000, were $344.2 million, representing an increase of $46.9 million, or 16%, when compared to fiscal 1999. This increase was principally due to increased sales volumes as a result of strong primary transportation markets.

     Net sales for fiscal 2000 from the Company's aluminum mill sheet products business increased by $92.6 million, or 30%, to $404.4 million when compared to fiscal 1999. This increase was due to increased volume from the seasonally strong construction market, increased selling prices resulting from sales of more value-added painted product and the acquisition of Nichols Aluminum-Golden in January 2000.

     Net sales from the Company's engineered products business for fiscal 2000 were $104.9 million, representing an increase of $12.3 million, or 13%, from last year. The increase was largely due to the acquisition of Imperial Fabricated Products in April of 2000.

     Net sales for fiscal 2000 for the Company's Piper Impact business declined by $29.1 million, or 22%, to $105.6 million when compared to fiscal 1999. These results were impacted by the sale of Piper Impact Europe in July of 2000 as well as declining aluminum air bag product sales and competitive pricing pressures.

     Operating income - Consolidated operating income for fiscal 2000 was $66.6 million, excluding the $14.3 million loss on the sale of Piper Impact Europe and the $56.3 million asset impairment charge. This represents a decrease of $5.1 million, or 7%, when compared to the operating income of $71.8 million in fiscal 1999. During fiscal 2000, the aluminum mill sheet products business and the engineered products business had increased operating income while the engineered steel bar and Piper Impact businesses had lower operating income.

      Operating income from the Company's engineered steel bar business was $57.7 million for fiscal 2000, representing a decrease of $2.7 million, or 5%, when compared to fiscal 1999. This lower operating income resulted despite higher net sales. The major factors in such decrease were lower realized spread as a result of higher material costs and pricing pressures as well as higher costs associated with outside processing. Depreciation expense for fiscal 2000 was also higher than the prior year due to the recent completion of certain capital projects.

      Operating income for fiscal 2000 from the Company's aluminum mill sheet products business was $21.5 million, representing an increase of $6.2 million, or 41%, from last year. This increase was largely due to significantly higher sales attributable to increased volume and sale of more value-added products, stable spreads and contribution from Nichols Aluminum-Golden, acquired in January 2000.

      Operating income from the Company's engineered products business was $14.3 million for fiscal 2000, representing an increase of $1.3 million, or 10%, from last year. The increase was due largely to increased volume and sale of more value-added, higher margin products, as well as the acquisition of Imperial Fabricated Products in April 2000.

      Operating losses from the Company's Piper Impact business for fiscal 2000 were $11.9 million, excluding the one-time loss on the sale of Piper Impact Europe of $14.3 million and the $56.3 million asset impairment charge. See Note 4 to the financial statements. The operating loss for fiscal 1999 was $853 thousand. The declining results are largely due to reduced sales of aluminum automotive airbag components, higher material costs and higher manufacturing costs associated with new product development as well as cellular manufacturing implementation.

      In addition to the four operating segments mentioned above, operating expenses for corporate and other for fiscal 2000 were $15.0 million, representing a decrease of $1.1 million from the $16.1 million recorded in fiscal 1999. Included in corporate and other are the corporate office expenses, impact of inventory accounting using LIFO method and inter-segment eliminations. See Notes 8 and 13 to the financial statements regarding LIFO valuation method of inventory accounting.

     Selling, general and administrative expenses - Selling, general and administrative expenses increased by $441 thousand, or 1%, in fiscal 2000 as compared to last year. This increase is largely a result of the acquisitions of Nichols Aluminum-Golden and Imperial Fabricated Products as well as increased selling volume at most business segments.

     Depreciation and amortization - Depreciation and amortization increased by $2.6 million, or 6%, in fiscal 2000 as compared to last year. The increase is principally due to increased depreciation at the engineered steel bar, aluminum mill sheet products and engineered products businesses for recently completed projects, partially offset by lower depreciation at the Piper Impact business.

     Interest expense - Interest expense increased by $853 thousand in fiscal 2000 primarily resulting from additional borrowings made during the fiscal year to finance the acquisitions as well as higher interest rates.

     Capitalized interest - Capitalized interest increased by $330 thousand in fiscal 2000 as compared to fiscal 1999 primarily due to the completion of the Phase V capital project underway at MACSTEEL during 2000.

     Other, net - "Other, net" increased by $487 thousand in fiscal 2000 as compared to last year primarily as a result of increased investment income.

     Income from continuing operations - The Company earned income from continuing operations of $35.9 million in fiscal 2000 excluding the $9.3 million (net of tax) loss on the sale of Piper Impact Europe and the $36.6 million (net of tax) asset impairment charge. This represents a decrease of $3.4 million, or 9%, when compared to fiscal 1999 income from continuing operations of $39.3 million. The decrease (excluding the loss on the sale of Piper Impact Europe and the Piper Impact asset impairment charge) in fiscal 2000 was principally due to lower operating earnings at the engineered steel bar and Piper Impact business segments partially offset by improved results in the other two business segments.

     Net income/loss - Fiscal 2000 net loss was $9.7 million, compared to net income of $39.7 million for fiscal 1999. Included in the net loss for fiscal 2000 was a $9.3 million (after-tax) loss on the sale of Piper Impact Europe and a $36.6 million (after-tax) impairment charge associated with Piper Impact. Additionally, fiscal 2000 net loss included $358 thousand extraordinary gain on the early extinguishment of debt. Included in net income for fiscal 1999 were $415 thousand extraordinary gain on early extinguishment of debt.

1999 Compared to 1998

Net Sales - Consolidated net sales for fiscal 1999 were $810.1 million, representing an increase of $12.6 million, or 2%, when compared to fiscal 1998. This increase reflects higher net sales at the aluminum mill sheet and engineered products businesses, partially offset by lower net sales at the Company's engineered steel bar and Piper Impact businesses. Nichols Aluminum Alabama, which was acquired in October 1998, contributed a full year of sales in fiscal 1999.

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

     Net sales from the Company's engineered products business for fiscal 1999 were $92.7 million, representing an increase of $623 thousand, or 1% from last year. The increase was largely due to increased demand for traditional window and door products.

     Net sales for fiscal 1999 from the Company's Piper Impact business were $134.7 million, representing a decrease of $3.3 million, or 2%. The decrease was largely due to reduced demand for older generation aluminum airbag components, partially offset by sales of new non-airbag product lines.

     Operating income - Consolidated operating income for fiscal 1999 was $71.8 million. This represents an increase of $11.0 million, or 18%, when compared to the operating income in fiscal 1998 of $60.8 million, excluding the $58.5 million impairment/restructuring charge. During fiscal 1999, all business segments had increased operating income, partially offset by increased expenses at the corporate office for Year 2000 readiness efforts, relocation expenses and consulting expenses for systems implementation.

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

      Operating income from the Company's engineered products business was $13.0 million for fiscal 1999, representing an increase of $2.2 million, or 20%, when compared to fiscal 1998. The increase was largely due to increased net sales and lower material costs.

      Operating loss from the Company's Piper Impact business was $853 thousand for fiscal 1999. For comparison purposes, fiscal 1998 operating loss of $63.4 million should be adjusted for the asset impairment/restructuring charge of $58.5 million and the decreased amortization expense of $2.4 million. When compared to the adjusted operating loss of $2.5 million, fiscal 1999 operating loss represents an improvement of $1.7 million or 66%. The improvement was largely due to lower material costs and some success at cost management measures.

      In addition to the four operating segments mentioned above, operating expenses for corporate and other for fiscal 1999 were $16.1 million, representing an increase of $4.3 million over the $11.8 million recorded in fiscal 1998. Included in corporate and other are the corporate office expenses, impact of inventory accounting using LIFO method and inter-segment eliminations. See Notes 8 and 13 to the financial statements regarding LIFO valuation method of inventory accounting.

     Selling, general and administrative expenses - Selling, general and administrative expenses increased by $5.4 million, or 11% in fiscal 1999 as compared to last year. This increase is largely a result of the acquisition of Nichols Aluminum Alabama, Year 2000 readiness efforts, relocation expenses and consulting expenses for system implementations.

     Depreciation and amortization - Depreciation and amortization increased by $3.5 million, or 8% in fiscal 1999 as compared to last year. The increase is principally due to increased depreciation at the engineered steel bar and aluminum mill sheet products businesses for recently completed projects as well as the inclusion of Nichols Aluminum Alabama, which was acquired in October 1998, partially offset by lower amortization at the Piper Impact and engineered products businesses.

     Interest expense - Interest expense decreased by $500 thousand in fiscal 1999 primarily resulting from the purchase of $9.7 million principal amount of convertible subordinated debentures.

     Capitalized interest - Capitalized interest decreased by $2.8 million in fiscal 1999 as compared to fiscal 1998 primarily due to the completion of significant capital projects at MACSTEEL during 1998.

     Other, net - "Other, net" decreased by $900 thousand in fiscal 1999 as compared to last year primarily as a result of reduced investment income on lower cash balances.

     Income from continuing operations - The Company earned income from continuing operations of $39.3 million in fiscal 1999. This represents an increase of $5.2 million or 15% when compared to fiscal 1998 income from continuing operations of $34.1 million, excluding the restructuring charge. The increase in fiscal 1999 was principally due to increased operating earnings from all four business segments of the Company and inclusion of a full year's earnings from Nichols Aluminum Alabama, which was acquired in October 1998.

     Net income - Fiscal 1999 net income was $39.7 million, compared to $9.2 million for fiscal 1998. Included in net income for fiscal 1999 were $415 thousand of extraordinary items representing net gain on early extinguishment of debt. Fiscal 1998 net income included an after-tax impairment/restructuring charge of $38.0 million at Piper Impact and an after-tax gain of $13.0 million on the sale of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Total capitalization at October 31, 2000 was $458.4 million, consisting of $191.9 million of debt and $266.5 million of equity. The debt-to-capitalization ratio at the end of fiscal 2000 was 41.9% compared with 38.7% at the end of fiscal 1999. The higher debt-to-capitalization ratio results primarily from the borrowings made to finance acquisitions and the decreased equity due to the loss on sale of Piper Europe as well as the asset impairment charge.

      The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement currently consists of a revolving line of credit ("Revolver"). In July 1997, the term loan provisions of the Bank Agreement expired. The Bank Agreement expires July 23, 2003 and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. As of October 31, 2000, there was $110 million outstanding under the Revolver. See footnote 11 to the financial statements for a detailed description of all of the Company's debt instruments, outstanding balances and aggregate maturities over each of the next five years and beyond.

      The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined. The Bank Agreement limits the payment of dividends and certain restricted investments. At October 31, 2000, retained earnings of approximately $25 million were available for dividends and other restricted payments. As of October 31, 2000, the Company was in compliance with all covenants under the Bank Agreement.

      During fiscal 2000, the Company accepted unsolicited block offers to buy back $10.4 million principal amount of the 6.88% Convertible Subordinated Debentures for $9.6 million in cash. An after tax extraordinary gain of $358 thousand was recorded on these transactions. During fiscal 1999, the Company accepted unsolicited block offers to buy back $9.7 million principal amount of convertible subordinated debentures for $8.8 million in cash. An after-tax extraordinary gain of $415 thousand was recorded on these transactions. The outstanding balance of these debentures as of October 31, 2000 was $63.3 million.

      On June 1, 1999, the Company borrowed $3 million through unsecured Scott County, Iowa Variable Rate Demand Industrial Waste Recycling Revenue Bonds Series 1999.

      On December 9, 1999, the Company announced that its Board of Directors approved a program to repurchase shares of the Company's common stock. Under terms of the program, the Company may periodically purchase up to a total of 2 million shares of its common stock in the open market or in privately negotiated transactions. The repurchase plan does not have a time limit, and funds for the program will be provided from the Company's available working capital and bank credit line. During the fiscal year ended October 31, 2000, the Company repurchased 834,300 shares for $17.2 million. See Note 15 to the financial statements.

      At October 31, 2000, the Company had commitments of $15 million for the purchase or construction of capital assets. The most significant project included in this total relates to the Company's continued expansions at MACSTEEL. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.

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

Operating Activities

Cash provided by operating activities during fiscal 2000 was $77.9 million. This represents an increase of $182 thousand, or less than 1%, compared to fiscal 1999.

Investment Activities

Net cash used by investment activities in fiscal 2000 was $79.6 million compared to $62.7 million in fiscal 1999. Fiscal 2000 cash from investing activities included the acquisitions of Nichols Aluminum-Golden and Imperial Fabricated Products. There were no acquisitions or divestitures in fiscal 1999. Capital expenditures decreased from $60.8 million in 1999 to $42.3 million in 2000. The Company estimates that fiscal 2001 capital expenditures will approximate $70 million.

Financing Activities

Net cash used by financing activities for fiscal 2000 was $1.8 million, compared to $15.4 million in the prior year. During fiscal 2000, the Company had bank borrowings of $33.4 million, however it used $9.6 million to purchase subordinated debentures and $17.2 million to purchase Quanex common stock. During fiscal 1999, the Company used $8.8 million to purchase subordinated debentures.

Dividend payments amounted to approximately $9 million in both fiscal 2000 and fiscal 1999. Proceeds from the issuance of stock totaled $1.0 million in fiscal 2000 compared to $1.6 million in fiscal 1999.

EFFECTS OF INFLATION

Inflation has not had a significant effect on earnings and other financial statement items.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS No. 133 until the Company's year ending October 31, 2001. The Company adopted SFAS No. 133 as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133", issued in June 2000, subsequent to the fiscal year ended October 31, 2000. See Note 17 to the financial statements for further discussion of its effect.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101. SAB No. 101 provides the staff's views in applying Generally Accepted Accounting Principles ("GAAP") to revenue recognition in financial statements. It does not change any of the existing rules on revenue recognition. All registrants are expected to apply the accounting and disclosures described in this bulletin. The staff, however, will not object if registrants that have not applied this accounting do not restate prior financial statements provided they report a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. However, SAB No. 101B delays the implementation of SAB No. 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will be analyzing SAB No. 101 to determine what, if any, impact or additional disclosure requirements are necessary. Any such impact will be addressed and reflected in the fourth fiscal quarter of the Company's year ending October 31, 2001 in accordance with SAB No. 101B.

ITEM 7A. QUANTITATIVE/QUALITATIVE DISCLOSURE

The following discussion of the Company and its subsidiaries' exposure to various market risks contains "forward looking statements" that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to the Company. Nevertheless, because of the inherent unpredictability of interest rates, foreign currency rates and metal commodity prices as well as other factors, actual results could differ materially from those projected in such forward looking information. For a description of the Company's significant accounting policies associated with these activities, see Notes 1 and 17 to the Consolidated Financial Statements.

Interest Rate Risk

The Company and its subsidiaries have a Revolving Credit Facility, Convertible Subordinated Debentures, interest rate swap agreements and other long-term debt which subject the Company to the risk of loss associated with movements in market interest rates.

      At October 31, 2000 and 1999, the Company had fixed-rate debt totaling $74 and $90 million, respectively. This debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings loss due to changes in market interest rates. See Notes 11 and 17 to the Company's Consolidated Financial Statements. The conversion feature of the Company's Subordinated Debentures makes it impractical to estimate the effect of a hypothetical 10% change in interest rates. This is due to the correlation between the market value of these instruments and the market value of the Company's common stock. In general, any changes in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments in the open market prior to their maturity.

      The Company and certain of its subsidiaries' floating-rate obligations total $117.6 and $99 million at October 31, 2000 and 1999, respectively. See
Note 11 to the Company's Consolidated Financial Statements. The exposure of these obligations to increases in short-term interest rates is limited by interest rate swap agreements entered into by the Company. These swap agreements effectively fix the interest rate on all of the Company's variable rate debt, thus limiting the potential impact that increasing interest rates would have on earnings. Under these swap agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and received on a LIBOR based variable rate (6.76% and 6.21% at October 31, 2000 and 1999, respectively). At October 31, 2000 and 1999, the unrealized losses related to the interest rate swap agreements are $918 thousand and $2.0 million. If the floating rates were to change by 10% from October 31 levels, the fair market value of these swaps would change by approximately $1.5 and $1.9 million as of October 31, 2000 and 1999, respectively. However, it should be noted that any change in value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Foreign Currency Exchange Rate Risk

The Company utilized a range forward zero-cost agreement to protect its initial equity investment in its Netherlands subsidiary, Piper Impact Europe, from fluctuations in US Dollar/Dutch Guilder exchange rates. This agreement, which was entered into with a major financial institution, had a notional value of 30 million guilders. By establishing minimum and maximum exchange rates, this agreement limited the potential devaluation of the Company's initial investment in its subsidiary while also limiting any potential appreciation. During the third quarter ended July 31, 2000, the Company sold the Piper Impact Europe subsidiary. As such, this range forward agreement was closed, realizing a gain of approximately $1.7 million. This gain was offset against the loss on the sale of Piper Impact Europe, as the investment in Piper Impact Europe was the underlying hedged item. At October 31, 1999, the Company booked a gain to stockholder's equity of $378 thousand.

Commodity Price Risk

In the normal course of business, the Company enters into long-term firm price aluminum sheet sales contracts. In order to hedge the risk of higher prices for the anticipated aluminum purchases required to fulfill these long-term contracts, the Company enters into long futures positions. At October 31, 2000 and 1999, the Company had open futures contracts for aluminum pounds with fair values of $17.6 and $5.3 million, respectively. The contracts had unrealized losses of $372 thousand and unrealized gains of $117 thousand at October 31, 2000 and 1999, respectively, and covered a notional volume of 25,738,940 and 7,716,170 pounds of aluminum, respectively. A hypothetical 10% change from the October 31, 2000 and 1999 average London Metal Exchange ("LME") ingot price of $.682 and $.688, respectively, per pound would increase or decrease the unrealized pretax gains/losses related to these contracts by approximately $1.8 million and $530 thousand, respectively. However, it should be noted that any change in the value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the cost of purchased aluminum scrap.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Quanex Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Quanex Corporation and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quanex Corporation and subsidiaries as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Houston, Texas
Date: November 30, 2000

RESPONSIBILITY FOR FINANCIAL REPORTING


The accompanying consolidated financial statements of Quanex Corporation and subsidiaries were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management's best judgments and estimates.

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



/s/ Vernon E. Oechsle                        /s/ Terry M. Murphy
------------------------------------         -----------------------------------

Vernon E. Oechsle                            Terry M. Murphy
Chairman and Chief Executive Officer         Vice President - Finance and
                                             Chief Financial Officer

Quanex Corporation
CONSOLIDATED BALANCE SHEETS

================================================================================

October 31,                                                                             2000            1999
-----------                                                                          ----------      ----------
                                                                                           (In thousands)

ASSETS
Current assets:
  Cash and equivalents .........................................................     $   22,409      $   25,874
  Accounts and notes receivable, less allowance for doubtful
   accounts of $11,240,000 in 2000 and $12,154,000 in 1999 .....................         98,465          87,204
  Inventories ..................................................................        101,274          78,463
  Deferred income taxes ........................................................         12,771          19,146
  Prepaid expenses .............................................................          1,027           1,700
                                                                                     ----------      ----------
     Total current assets ......................................................        235,946         212,387
Property, plant and equipment, net .............................................        338,248         406,841
Goodwill, net ..................................................................         47,539          48,990
Other assets ...................................................................         24,126          22,228
                                                                                     ----------      ----------
                                                                                     $  645,859      $  690,446
                                                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................     $   77,339      $   70,187
  Accrued expenses .............................................................         50,189          54,305
  Current maturities of long-term debt .........................................            256          10,545
  Income taxes payable .........................................................          3,218           1,103
                                                                                     ----------      ----------
     Total current liabilities .................................................        131,002         136,140
Long-term debt .................................................................        191,657         179,121
Deferred pension credits .......................................................          7,026           6,691
Deferred postretirement welfare benefits .......................................          7,634           7,490
Deferred income taxes ..........................................................         27,620          43,910
Other liabilities ..............................................................         14,423          16,033
                                                                                     ----------      ----------
     Total liabilities .........................................................        379,362         389,385
Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
    issued & outstanding - none in 2000 and 1999 ...............................             --              --
  Common stock, $.50 par value, 50,000,000 shares authorized;
    14,220,666 and 14,269,800 shares issued in 2000 and 1999, respectively......          7,110           7,135
  Additional paid-in capital ...................................................        111,061         110,317
  Retained earnings ............................................................        165,841         186,867
  Unearned compensation ........................................................           (467)           (171)
  Accumulated other comprehensive income .......................................           (301)           (765)
                                                                                     ----------      ----------
                                                                                        283,244         303,383
  Less common stock held by rabbi trust - 147,689 and 94,606 shares in 2000
    and 1999, respectively .....................................................         (3,349)         (2,322)
  Less cost of shares of common stock in treasury (677,526 in 2000 and none
    in 1999) ...................................................................        (13,398)             --
                                                                                     ----------      ----------
     Total stockholders' equity ................................................        266,497         301,061
                                                                                     ----------      ----------

                                                                                     $  645,859      $  690,446
                                                                                     ==========      ==========


See notes to consolidated financial statements.

Quanex Corporation
CONSOLIDATED STATEMENTS OF INCOME

================================================================================

                                 Years ended October 31,                           2000            1999            1998
                                 -----------------------                        ----------      ----------      ----------
                                                                                 (In thousands, except per share amounts)

Net sales .................................................................     $  934,203      $  810,094      $  797,490
Costs and expenses:
  Cost of sales ...........................................................        766,119         639,911         647,179
  Selling, general and administrative .....................................         53,545          53,104          47,713
  Depreciation and amortization ...........................................         47,921          45,322          41,834
  Loss on sale of Piper Impact Europe .....................................         14,280              --              --
  Piper Impact asset impairment charge ....................................         56,300              --          58,500
                                                                                ----------      ----------      ----------
Operating income (loss) ...................................................         (3,962)         71,757           2,264
Other income (expense):
  Interest expense ........................................................        (15,255)        (14,402)        (14,904)
  Capitalized interest ....................................................          1,941           1,611           4,398
  Other, net ..............................................................          1,870           1,383           2,278
                                                                                ----------      ----------      ----------
Income (loss) from continuing operations before income taxes and
  extraordinary gain ......................................................        (15,406)         60,349          (5,964)
Income tax benefit (expense) ..............................................          5,383         (21,048)          2,087
                                                                                ----------      ----------      ----------
Income (loss) from continuing operations before extraordinary gain ........        (10,023)         39,301          (3,877)
Gain on sale of discontinued operations, net of income
  taxes ...................................................................             --              --          13,046
                                                                                ----------      ----------      ----------
Income (loss) before extraordinary gain ...................................        (10,023)         39,301           9,169
Extraordinary gain on early extinguishment of debt,
  net of income taxes .....................................................            358             415              --
                                                                                ----------      ----------      ----------

Net income (loss) attributable to common stockholders .....................     $   (9,665)     $   39,716      $    9,169
                                                                                ==========      ==========      ==========

Earnings (loss) per common share:
  Basic:
     Continuing operations ................................................     $    (0.73)     $     2.76      $    (0.27)
     Gain on sale of discontinued operations ..............................             --              --            0.92
     Extraordinary gain ...................................................           0.03            0.03              --
                                                                                ----------      ----------      ----------
        Total basic net earnings (loss) ...................................     $    (0.70)     $     2.79      $     0.65
                                                                                ==========      ==========      ==========

  Diluted:
     Continuing operations ................................................     $    (0.73)     $     2.56      $    (0.27)
     Gain on sale of discontinued operations ..............................             --              --             .92
     Extraordinary gain ...................................................           0.03            0.03              --
                                                                                ----------      ----------      ----------
        Total diluted net earnings (loss) .................................     $    (0.70)     $     2.59      $     0.65
                                                                                ==========      ==========      ==========

Weighted average number of shares outstanding
     Basic ................................................................         13,727          14,234          14,149
     Diluted ..............................................................         13,727          16,776          14,149


See notes to consolidated financial statements.

Quanex Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)

================================================================================

                                                                                       Common
                                                                                        Stock
                                                             Common Stock              Held by         Additional
Years Ended October 31, 2000,                     ------------------------------        Rabbi           Paid-in          Retained
  1999, and 1998                                     Shares            Amount           Trust           Capital          Earnings
-----------------------------                     ------------      ------------     ------------     ------------     ------------
Balance at October 31, 1997 ..................      14,050,411      $      7,025                      $    105,146     $    156,528

Comprehensive income:
  Net income .................................                                                                                9,169
  Adjustment for minimum pension liability
     (net of tax benefit of $500) ............
  Foreign currency translation adjustment ....

     Total Comprehensive income ..............
  Common dividends ($.64 per share) ..........                                                                               (9,059)
  Other ......................................         129,423                65                             3,478             (360)
                                                  ------------      ------------                      ------------     ------------
Balance at October 31, 1998 ..................      14,179,834      $      7,090                      $    108,624     $    156,278

Comprehensive income: ........................
  Net income .................................                                                                               39,716
  Adjustment for minimum pension liability
     (net of tax expense of $395) ............
  Foreign currency translation adjustment ....

     Total Comprehensive income ..............
  Common dividends ($.64 per share) ..........                                                                               (9,124)
  Common stock held by Rabbi Trust ...........                                             (2,322)
  Other ......................................          89,966                45                             1,693               (3)
                                                  ------------      ------------     ------------     ------------     ------------
Balance at October 31, 1999 ..................      14,269,800      $      7,135     $     (2,322)    $    110,317     $    186,867

Comprehensive loss:
  Net loss ...................................                                                                               (9,665)
  Adjustment for minimum pension liability
     (net of tax expense of $103) ............
  Foreign currency translation adjustment ....

     Total Comprehensive loss ................
  Common dividends ($.64 per share) ..........                                                                               (8,884)
  Common stock held by Rabbi Trust ...........                                             (1,027)
  Cost of common stock in treasury ...........
  Other ......................................         (49,134)              (25)                              744           (2,477)
                                                  ------------      ------------     ------------     ------------     ------------
Balance at October 31, 2000 ..................      14,220,666      $      7,110     $     (3,349)    $    111,061     $    165,841

                                                    Other Comprehensive Income
                                                  ------------------------------
                                                    Minimum           Foreign           Treasury           Total
Years Ended October 31, 2000,                       Pension           Currency         Stock and        Stockholders'
  1999, and 1998                                   Liability         Translation         Other             Equity
-----------------------------                     ------------      ------------      ------------      ------------
Balance at October 31, 1997 ..................    $       (298)     $        422      $          0      $    268,823

Comprehensive income:
  Net income .................................                                                                 9,169
  Adjustment for minimum pension liability
     (net of tax benefit of $500) ............            (782)                                                 (782)
  Foreign currency translation adjustment ....                               710                                 710
                                                                                                        ------------
     Total Comprehensive income ..............                                                                 9,097
  Common dividends ($.64 per share) ..........                                                                (9,059)
  Other ......................................              --                --                --             3,183
                                                  ------------      ------------      ------------      ------------
Balance at October 31, 1998 ..................    $     (1,080)     $      1,132      $          0      $    272,044

Comprehensive income: ........................                                                                39,716
  Net income .................................
  Adjustment for minimum pension liability
     (net of tax expense of $395) ............             618                                                   618
  Foreign currency translation adjustment ....                            (1,435)                             (1,435)
                                                                                                        ------------
     Total Comprehensive income ..............                                                                38,899
  Common dividends ($.64 per share) ..........                                                                (9,124)
  Common stock held by Rabbi Trust ...........                                                                (2,322)
  Other ......................................                                                (171)            1,564
                                                  ------------      ------------      ------------      ------------
Balance at October 31, 1999 ..................    $       (462)     $       (303)     $       (171)     $    301,061

Comprehensive loss:
  Net loss ...................................                                                                (9,665)
  Adjustment for minimum pension liability
     (net of tax expense of $103) ............             161                                                   161
  Foreign currency translation adjustment ....                               303                                 303
                                                                                                        ------------
     Total Comprehensive loss ................                                                                (9,201)
  Common dividends ($.64 per share) ..........                                                                (8,884)
  Common stock held by Rabbi Trust ...........                                                                (1,027)
  Cost of common stock in treasury ...........                                             (13,398)          (13,398)
  Other ......................................                                                (296)           (2,054)
                                                  ------------      ------------      ------------      ------------
Balance at October 31, 2000 ..................    $       (301)     $         --      $    (13,865)     $    266,497


See notes to consolidated financial statements.

Quanex Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW

================================================================================

                                 Years Ended October 31,                                2000            1999            1998
                                 -----------------------                             ----------      ----------      ----------
                                                                                                   (In thousands)
OPERATING ACTIVITIES:
  Net Income (Loss) ............................................................     $   (9,665)     $   39,716      $    9,169
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
     Piper Impact asset impairment charge (net of deferred taxes of $19,705
             and $20,475 in fiscal 2000 and 1998, respectively).................         36,595              --          38,025
     Loss on sale of Piper Impact Europe (net of taxes of $4,998)...............          9,282              --              --
     Extraordinary gain on early extinguishment of debt (net of taxes of $193
             and $223 in fiscal 2000 and 1999, respectively)....................           (358)           (415)             --
     Gain on sale of discontinued operations (net of taxes) ....................             --              --         (13,046)
     Depreciation and amortization .............................................         48,445          45,883          42,400
     Deferred income taxes .....................................................          5,483          10,150           6,059
     Deferred pension and postretirement benefits ..............................            659            (429)            223

  Changes in assets and liabilities net of effects from acquisitions and dispositions:
     Decrease (increase) in accounts and notes receivable ......................         (9,149)         (2,665)          3,664
     Decrease (increase) in inventory ..........................................        (12,474)          6,485         (10,994)
     Increase (decrease) in accounts payable ...................................          5,412          (4,648)         (2,262)
     Decrease in accrued expenses ..............................................         (6,314)         (1,510)           (346)
     Other, net (including income tax refund) ..................................          9,954         (14,879)         (8,822)
                                                                                     ----------      ----------      ----------
       Cash provided by operating activities ...................................         77,870          77,688          64,070

INVESTMENT ACTIVITIES:
  Acquisition of Decatur Aluminum Corp., net of cash and equivalents acquired...             --              --          (9,573)
  Acquisition of Golden Aluminum, net of cash and equivalents acquired..........        (20,148)             --              --
  Acquisition of Imperial Fabricated Products, net of cash and equivalents
   acquired.....................................................................        (15,303)             --              --
  Net proceeds from sale of LaSalle Steel Company ..............................             --              --           1,366
  Net proceeds from sale of the Tubing Operations ..............................             --              --          30,068
  Capital expenditures, net of retirements .....................................        (42,327)        (60,848)        (58,513)
  Other, net ...................................................................         (1,809)         (1,832)         (3,168)
                                                                                     ----------      ----------      ----------
       Cash used by investment activities ......................................        (79,587)        (62,680)        (39,820)
                                                                                     ----------      ----------      ----------
       Cash provided (used) by operating and investment activities .............         (1,717)         15,008          24,250

FINANCING ACTIVITIES:
  Bank borrowings (repayments), net ............................................         33,394           1,035         (17,124)
  Purchase of subordinated debentures ..........................................         (9,586)         (8,799)         (1,500)
  Purchase of Quanex common stock ..............................................        (17,185)             --              --
  Common dividends paid ........................................................         (8,884)         (9,124)         (9,059)
  Issuance of common stock, net ................................................          1,002           1,567           3,183
  Other, net ...................................................................           (556)            (60)           (429)
                                                                                     ----------      ----------      ----------
       Cash used by financing activities .......................................         (1,815)        (15,381)        (24,929)
                                                                                     ----------      ----------      ----------
Effect of exchange rate changes on cash and equivalents ........................             67             (32)            107
                                                                                     ----------      ----------      ----------
Decrease in cash and equivalents ...............................................         (3,465)           (405)           (572)
Cash and equivalents at beginning of period ....................................         25,874          26,279          26,851
                                                                                     ----------      ----------      ----------
Cash and equivalents at end of period ..........................................     $   22,409      $   25,874      $   26,279
                                                                                     ==========      ==========      ==========


See notes to consolidated financial statements.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Quanex Corporation and its subsidiaries (the "Company" or "Quanex"), all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

SCOPE OF OPERATIONS

The Company operates primarily in four industry segments: manufacturing of engineered steel bars, aluminum mill sheet products, engineered products and Piper Impact's impact extrusion products. The Company's products include engineered steel bars, coiled aluminum sheet (mill finish and coated), aluminum and steel fabricated products and impact extrusions. The Company's manufacturing operations are conducted primarily in the United States.

REVENUES

The Company recognizes revenues when products are shipped and the title and risk of ownership pass to the customer.

STATEMENTS OF CASH FLOWS

The Company generally considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Similar investments with original maturities beyond three months are considered short-term investments. For fiscal years 2000, 1999, and 1998, cash paid for income taxes was $10,650,000, $22,005,000, and $20,860,000, respectively. These amounts are before refunds of $7,290,000, $1,181,000, and $172,000, respectively. Cash paid for interest for fiscal 2000, 1999, and 1998 was $14,421,000, $13,931,000, and $14,404,000, respectively.

INVENTORIES

Inventories are valued at the lower of cost or market. The accounting methods used in valuing the Company's inventories are described in Note 8.


LONG-LIVED ASSETS

Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of certain categories are as follows:

                                                                             Years
                                                                           ---------
                 Land improvements..............................           10 to 25
                 Buildings......................................           10 to 40
                 Machinery and equipment........................            3 to 20

Goodwill represents the excess of the purchase price over the fair value of acquired companies and is being amortized on a straight line basis over forty years for the goodwill resulting from the acquisition of Nichols Homeshield in 1989, and over twenty-five years for the goodwill resulting from all other acquisitions (See Note 2). At October 31, 2000 and 1999, accumulated amortization was approximately $11,746,000 and $11,035,000, respectively.

      In accordance with SFAS No. 121, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. See Note 4 regarding the impact of this statement.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.  SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

HEDGING

The Company enters into various derivative instruments to protect itself from fluctuating prices and rates. The Company uses futures contracts to hedge a portion of its exposure to price fluctuations of aluminum. Hedging gains and losses are recognized concurrently with related sales transactions. The Company enters into interest rate swap agreements, which effectively exchange variable interest rate debt for fixed interest rate debt. The agreements are used to reduce the exposure to possible increases in interest rates. The Company enters into these swap agreements with major financial institutions. Prior to the sale of Piper Impact Europe, the Company used foreign currency swap agreements to protect the value of its investment in Piper Impact Europe as well as to protect itself from currency fluctuations on certain sales and purchases. The impact of the foreign currency instruments which protected the investment in Piper Impact Europe were recorded as a foreign currency translation adjustment in the equity section of the financial statements when exchange rates went outside of the limits set forth in the agreement. The gains and losses on the forward contracts related to the sales and purchases are deferred off-balance sheet and included as a component of the related transaction when recorded. See Note 17 for further discussion of such financial instruments.

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS No. 133 until the Company's year ending October 31, 2001. The Company adopted SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133", issued in June 2000, subsequent to the fiscal year ended October 31, 2000. See Note 17 for further discussion of its effect.

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

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.  SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

RECLASSIFICATION

Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to fiscal 2000 presentations.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101. SAB No. 101 provides the staff's views in applying Generally Accepted Accounting Principles ("GAAP") to revenue recognition in financial statements. It does not change any of the existing rules on revenue recognition. All registrants are expected to apply the accounting and disclosures described in this bulletin. The staff, however, will not object if registrants that have not applied this accounting do not restate prior financial statements provided they report a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. However, SAB No. 101B delays the implementation of SAB No. 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will be analyzing SAB No. 101 to determine what, if any, impact or additional disclosure requirements are necessary. Any such impact will be addressed and reflected in the fourth fiscal quarter of the Company's year ending October 31, 2001 in accordance with SAB No. 101B.

2.  ACQUISITIONS

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

      On January 25, 2000, the Company completed the purchase from Alcoa, Inc. of the Golden Aluminum production facility based in Fort Lupton, Colorado. Quanex acquired the assets of the facility for $9 million plus working capital valued at approximately $13 million. The newly acquired facility has become part of Quanex's flat-rolled aluminum sheet business - Nichols Aluminum (the Aluminum Mill Sheet Products segment). It has been renamed Nichols Aluminum-Golden, Inc., ("Nichols Aluminum-Golden") a wholly owned subsidiary of Quanex.

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

      Also see Note 19 for acquisitions made subsequent to the fiscal 2000 year end.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3.  DISCONTINUED OR DISPOSED OPERATIONS

In April 1997, the Company completed the sale of its LaSalle Steel Company ("LaSalle") subsidiary. The Company recorded an after-tax gain on the sale of $36,290,000 in the second quarter of fiscal 1997. During 1998, an additional after-tax gain of $668,000 was recorded as a result of post-closing adjustments.

      In December 1997, the Company completed the sale of its tubing operations, comprised of Michigan Seamless Tube, Gulf States Tube, and the Tube Group Administrative Office ("Tubing Operations"). The sale was effective November 1, 1997. The Company recorded an after-tax gain on the sale of $12,378,000 during fiscal 1998. Included in the gain is an accrual for the Company's best estimate of potential environmental clean-up costs at one of the discontinued operating facilities. Results of these operations have been classified as discontinued and prior periods have been restated. For business segment reporting purposes, Tubing Operations was previously classified as "Steel Tubes".

      On July 19, 2000, the Company sold Piper Impact Europe, an impact-extrusion facility based in the Netherlands, to the plant's existing management group for a nominal amount. The transaction was structured as a sale of stock. As a result of this transaction, the Company recorded a pretax charge of $14.3 million for the fiscal third quarter ending July 31, 2000. In connection with the sale, the Company's range forward foreign currency agreement with a notional amount of 30 million Guilders was cashed in. This agreement was entered into to protect the Company's investment in Piper Impact Europe from foreign currency fluctuations. The settlement of this agreement resulted in a gain, which was offset against the loss on the sale of Piper Impact Europe.

4.  PIPER IMPACT IMPAIRMENT DISCLOSURE

Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", companies must review the carrying amount of long-lived assets and certain intangibles, including related goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable.

Fiscal 1998

During the year ended October 31, 1998, the Company recorded an asset impairment/restructuring charge of $58.5 million related to Piper Impact. Components of this special charge included $51.2 million for goodwill impairment; $6.7 million for impairment of property, plant and equipment; and $600 thousand for severance benefits to be paid to employees of the Park City, Utah plant. The charge resulted in an after-tax impact on net income of $38.0 million or $2.68 per share.

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

      Due to the significance of the changes discussed above and the decision to close one of the acquired production facilities, management performed an evaluation of the recoverability of all of the assets of Piper Impact, excluding the steel plant which was new at the time, as described in SFAS No. 121. Management concluded from the results of this evaluation that a significant impairment of intangible as well as long-lived assets had occurred. An impairment charge was required because the estimated fair value was less than the carrying value of the assets. Fair value of Piper Impact's net assets was determined by discounting estimated future cashflows using a discount rate commensurate with the risks involved. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results may vary significantly from management's estimates.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

4.  PIPER IMPACT IMPAIRMENT DISCLOSURE - (CONTINUED)

Fiscal 2000

An asset impairment charge in the amount of $56.3 million was recorded in the fourth quarter of fiscal 2000 related to the property, plant and equipment of Piper Impact. The impairment charge resulted in an after-tax impact on net income of $36.6 million or $2.67 per share.

     Piper Impact experienced declines in sales and operating cash flow during fiscal 1999 and fiscal 2000. The declining results were primarily due to decreased demand for aluminum airbag components from Piper Impact's most significant customer. The management of Piper Impact conducted negotiations with this customer during October of 2000 in an attempt to obtain a price increase and a commitment for 100% future sourcing of impacted aluminum airbag components with Piper as well as increased future sourcing of impacted steel airbag parts. Although negotiations continue, the management of Piper Impact became less optimistic about any near-term prospects for price increase without losing a significant amount of business from this customer. Additionally, opportunities for new products did not materialize at a rate necessary to offset the declining volume of airbag components. Consequently, in the fourth quarter of fiscal 2000, it became necessary to once again assess Piper Impact for asset impairment as required under SFAS No. 121.

     Management again performed an evaluation of the recoverability of all of the assets of Piper Impact, this time including the steel plant, as described in SFAS No. 121. Management concluded from the results of this evaluation that a significant impairment of long-lived assets had occurred. An impairment charge was required because the estimated fair value was less than the carrying value of the assets. Fair value of Piper Impact's net assets was determined by discounting estimated future cashflows using a discount rate commensurate with the risks involved. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results may vary significantly from management's estimates.

5.  EXTRAORDINARY ITEM

During fiscal 2000, the Company accepted unsolicited block offers to buy back $10.4 million principal amount of the 6.88% Convertible Subordinated Debentures for $9.6 million in cash. An after-tax extraordinary gain of $358 thousand was recorded on these transactions.

      During fiscal 1999, the Company accepted unsolicited block offers to buy back $9.7 million principal amount of the 6.88% Convertible Subordinated Debentures for $8.8 million in cash. An after-tax extraordinary gain of $415 thousand was recorded on these transactions in the second fiscal quarter of 1999.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

6.  EARNINGS PER SHARE

The computational components of basic and diluted earnings (loss) per share are as follows (shares and dollars in thousands except per share amounts):

                                                                               For the Year Ended October 31, 2000
                                                                       ------------------------------------------------
                                                                         Numerator       Denominator        Per Share
                                                                          (Loss)           (Shares)           Amount
                                                                       ------------      ------------      ------------
BASIC AND DILUTED(1) EPS
  Loss from continuing operations ................................     $    (10,023)           13,727      $      (0.73)
  Extraordinary gain on early extinguishment of debt .............              358                                0.03
                                                                       ------------                        ------------
    Total basic net loss .........................................     $     (9,665)                       $      (0.70)
                                                                       ============                        ============

                                                                               For the Year Ended October 31, 1999
                                                                       ------------------------------------------------
                                                                         Numerator       Denominator        Per Share
                                                                          (Loss)           (Shares)           Amount
                                                                       ------------      ------------      ------------
BASIC EPS
  Income from continuing operations ..............................     $     39,301            14,234      $       2.76
  Extraordinary gain on early extinguishment of debt .............              415                                0.03
                                                                       ------------                        ------------
    Total basic net income .......................................     $     39,716                        $       2.79
                                                                       ============                        ============

EFFECT OF DILUTIVE SECURITIES
  Effect of common stock equivalents arising from stock
  options ........................................................               --                56
  Effect of common stock held by rabbi trust .....................               --                16
  Effect of conversion of subordinated debentures ................            3,663             2,470
                                                                       ------------      ------------

DILUTED EPS
  Income from continuing operations ..............................           42,964            16,776      $       2.56
                                                                                         ============
  Extraordinary gain on early extinguishment of debt .............              415                                0.03
                                                                       ------------                        ------------
    Total diluted net income .....................................     $     43,379                        $       2.59
                                                                       ============                        ============

                                                                               For the Year Ended October 31, 1998
                                                                       ------------------------------------------------
                                                                         Numerator
                                                                         (Income/        Denominator        Per Share
                                                                           Loss)           (Shares)           Amount
                                                                       ------------      ------------      ------------
BASIC AND DILUTED(1) EPS
  Loss from continuing operations ................................     $     (3,877)           14,149      $      (0.27)
  Gain on sale of discontinued operations ........................           13,046                        $       0.92
                                                                       ------------                        ------------
    Total basic net income .......................................     $      9,169                        $       0.65
                                                                       ============                        ============

(1) The effect of certain securities or debentures are anti-dilutive and, therefore, not included in the diluted earnings per share calculation. As a result, diluted EPS is the same as basic EPS.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


7.  INCOME TAXES

Income taxes are provided on taxable income at the statutory rates applicable to such income.

      Income tax expense (benefit) consists of the following:

                                                                        Years Ended October 31,
                                                           ------------------------------------------------
                                                               2000              1999              1998
                                                           ------------      ------------      ------------
                                                                            (In thousands)
Current:
  Federal ............................................     $     10,890      $     17,819      $      9,312
  State ..............................................              847             1,066             4,190
  Foreign ............................................           (1,067)             (372)              507
                                                           ------------      ------------      ------------
                                                                 10,670            18,513            14,009
Deferred .............................................          (16,053)            2,535           (16,096)
                                                           ------------      ------------      ------------
Income taxes from continuing operations ..............           (5,383)           21,048            (2,087)
Income taxes from sale of discontinued operations ....               --                --             3,441
Income taxes from extinguishment of debt .............              192               223                --
                                                           ------------      ------------      ------------
    Total ............................................     $     (5,191)     $     21,271      $      1,354
                                                           ============      ============      ============

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's net deferred tax liability are as follows:

                                                                                        October 31,
                                                                              ------------------------------
                                                                                  2000              1999
                                                                              ------------      ------------
                                                                                      (In thousands)
Deferred tax liability:
  Property, plant and equipment .........................................     $     34,555      $     50,502
  Other .................................................................           24,002            16,085
                                                                              ------------      ------------
                                                                                    58,557            66,587
                                                                              ------------      ------------

Deferred tax assets:
  Intangibles ...........................................................           15,221            14,411
  Postretirement benefit obligation .....................................            3,381             3,345
  Other employee benefit obligations ....................................           10,281             9,448
  Environmental accruals ................................................            7,662             7,234
  Other .................................................................            7,163             7,385
                                                                              ------------      ------------
                                                                                    43,708            41,823
                                                                              ------------      ------------

Net deferred tax liability ..............................................     $     14,849      $     24,764
                                                                              ============      ============

Deferred income tax non-current liability ...............................     $     27,620      $     43,910
Deferred tax current assets .............................................          (12,771)          (19,146)
                                                                              ------------      ------------
  Net deferred tax liability ............................................     $     14,849      $     24,764
                                                                              ============      ============

      No U.S. deferred taxes were provided on the Company's foreign subsidiary's cumulative undistributed losses of $(1,782,000). The foreign subsidiary was sold in July 2000.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7.  INCOME TAXES - (CONTINUED)

     Income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for the following reasons:

                                                                              Years Ended October 31,
                                                                 ------------------------------------------------
                                                                     2000              1999              1998
                                                                 ------------      ------------      ------------
                                                                                  (In thousands)

Income tax expense (benefit) at statutory tax rate .........     $     (5,392)     $     21,123      $     (2,087)

Increase (decrease) in taxes resulting from:
  State income taxes, net of federal effect ................             (148)            1,118              (250)
  Goodwill .................................................              420               334               345
  Other items, net .........................................             (263)           (1,527)              (95)
                                                                 ------------      ------------      ------------
                                                                 $     (5,383)     $     21,048      $     (2,087)
                                                                 ============      ============      ============

     The Company reached a settlement with the Internal Revenue Service with respect to the tax audit of fiscal year 1996. During November 2000, the Company made a tax payment of $493,000. Adequate provision had been made in prior years and the settlement did not have a material effect on earnings.



8.  INVENTORIES

Inventories consist of the following:

                                                                                           October 31,
                                                                                  -----------------------------
                                                                                      2000             1999
                                                                                  ------------     ------------
                                                                                          (In thousands)

Raw materials ...............................................................     $     26,473     $     24,617
Finished goods and work in process ..........................................           67,981           46,958
                                                                                  ------------     ------------
                                                                                        94,454           71,575
  Other .....................................................................            6,820            6,888
                                                                                  ------------     ------------
    Total ...................................................................     $    101,274     $     78,463
                                                                                  ============     ============

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

LIFO ........................................................................     $     69,028     $     58,968
FIFO ........................................................................           32,246           19,495
                                                                                  ------------     ------------
    Total ...................................................................     $    101,274     $     78,463
                                                                                  ============     ============


      With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $10,000,000 and $11,300,000 at October 31, 2000 and 1999, respectively.

      At the beginning of fiscal 1999, Quanex changed its inventory valuation method for measuring segment results from LIFO to FIFO. The change has no impact on consolidated results, which remain LIFO based. See Note 13 regarding industry segment information.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                           October 31,
                                                                 ------------------------------
                                                                     2000              1999
                                                                 ------------      ------------
                                                                          (In thousands)

Land and land improvements .................................     $     19,435      $     18,502
Buildings ..................................................           98,031           101,166
Machinery and equipment ....................................          535,841           591,942
Construction in progress ...................................           28,685            42,201
                                                                 ------------      ------------
                                                                      681,992           753,811
Less accumulated depreciation and amortization .............         (343,744)         (346,970)
                                                                 ------------      ------------
                                                                 $    338,248      $    406,841
                                                                 ============      ============

      The Company had commitments for the purchase or construction of capital assets amounting to approximately $15 million at October 31, 2000.


10.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                          October 31,
                                                                 -----------------------------
                                                                     2000             1999
                                                                 ------------     ------------
                                                                         (In thousands)

Accrued contribution to pension funds ......................     $      1,492     $      1,783
Interest ...................................................            2,314            2,364
Payroll, payroll taxes and employee benefits ...............           28,298           28,745
State and local taxes ......................................            2,910            2,288
Other ......................................................           15,175           19,125
                                                                 ------------     ------------
                                                                 $     50,189     $     54,305
                                                                 ============     ============

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

11.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt consists of the following:

                                                                                    October 31,
                                                                           -----------------------------
                                                                               2000             1999
                                                                           ------------     ------------
                                                                                   (In thousands)

"Bank Agreement" Revolver ............................................     $    110,000     $     75,000
Convertible subordinated debentures ..................................           63,337           73,720
Piper Impact Europe "Credit Facility" ................................               --           22,703
Industrial Revenue and Economic Development Bonds, unsecured, principle due in the years 2005 and 2010, bearing interest
  ranging from 6.50% to 8.375% .......................................            3,275            3,275
State of Alabama Industrial Development Bonds ........................            4,755            4,755
Scott County, Iowa Industrial Waste Recycling Revenue Bonds ..........            2,800            3,000
Other ................................................................            7,746            7,213
                                                                           ------------     ------------
                                                                           $    191,913     $    189,666
Less maturities due within one year included in current
  liabilities ........................................................              256           10,545
                                                                           ------------     ------------
                                                                           $    191,657     $    179,121
                                                                           ============     ============

      In July 1996, the Company entered into an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement consists of a revolving line of credit ("Revolver"). In July 1997, the term loan provisions of the Bank Agreement expired. The Bank Agreement expires July 23, 2003, and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear interest, at the option of the Company, at either (a) the prime rate or the federal funds rate plus one percent, whichever is higher, or (b) a Eurodollar based rate. At October 31, 2000 and 1999, the Company had $110 and $75 million, respectively, outstanding under the Revolver. The weighted average interest rates on borrowings under the Revolver were 7.0%, 5.7%, and 6.2%, in 2000, 1999 and 1998, respectively. As of October 31, 2000, the Company was in compliance with all Bank Agreement covenants. Under the Company's most restrictive loan covenants, retained earnings of approximately $25 million at October 31, 2000 were available for dividends and other restricted payments.

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

      During fiscal 2000, 1999 and 1998, respectively, the Company accepted unsolicited block offers to buy back $10.4, $9.7 and $1.5 million, respectively, principal amount of its Convertible Subordinated Debentures. The outstanding balance as of October 31, 2000 is $63,337,000.

      Prior to its sale in fiscal 2000 (see Note 3), Piper Impact Europe had a stand-alone secured credit facility ("Credit Facility") which was executed in October 1997 which provided an initial available credit line of 50 million Dutch Guilders ("NLG"). The available credit line was reduced each quarter by the principal payments on the Medium Term Loan described below. At October 31, 1999 1 NLG was equal to .477 U.S. dollars. The Credit Facility consisted of a Roll-Over Term Loan, a Medium Term Loan and an Overdraft Facility. The Roll-Over Term Loan provided NLG 15 million for loan periods of 1, 2, 3, 6, or 12 months with repayment of outstanding borrowings on October 27, 2002. Interest was payable on the repayment date at the Amsterdam Interbank Offering Rate (AIBOR) plus 90 basis points. In the case of a loan period of twelve months, interest was payable six months after the beginning of the loan period and on the repayment date. The Medium Term Loan provided NLG 15 million at 6.375% payable quarterly in arrears from March 1, 1998, with quarterly

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


11. LONG-TERM DEBT AND FINANCING ARRANGEMENTS - (CONTINUED)

repayments of principal in equal amounts of NLG 500 thousand commencing January 1, 1999 through April 1, 2006. The Overdraft Facility provided an aggregate amount of NLG 20 million to cover overdrafts or up to NLG 15 million of loans for a period of one year, subject to annual renewal. Overdrafts bore interest at the Bank's published rate for overdraft facilities plus 1% per annum. Loans under the Overdraft Facility bore interest at AIBOR plus 45 to 55 basis points. The terms of Overdraft Facility loans were selected by Piper Impact Europe to be a period of 1, 2, 3, 6, or 12 months. Interest on overdrafts was paid quarterly in arrears.

      Interest on loans under the Overdraft Facility was payable on the repayment date; however, in the case of a loan period of twelve months, interest was payable six months after the beginning of the loan period and on the repayment date. At October 31, 1999, Piper Impact Europe had NLG 47.6 outstanding under the Credit Facility. As of October 31, 2000, these debt instruments were no longer part of the Company as Piper Impact Europe was sold in July of 2000.

      The State of Alabama Industrial Development bonds were assumed as part of the Nichols Aluminum Alabama acquisition (see Note 2). These bonds mature
August 1, 2004 with interest payable monthly. The bonds bear interest at the weekly interest rate as determined by the remarketing agent under then prevailing market conditions to be the minimum interest rate, which, if borne by the bonds on the effective date of such rate, would enable the remarketing agent to sell the bonds on such business day at a price (without regard to accrued interest) equal to the principal amount of the bonds. The interest rate, however, may not exceed 13% per annum. The weekly interest rate during the year ended October 31, 2000 ranged from 3.10% to 6.25%. These bonds are secured by a Letter of Credit.

      On June 1, 1999, the Company borrowed $3 million through unsecured Scott County, Iowa Variable Rate Demand Industrial Waste Recycling Revenue Bonds Series 1999. The bonds require 15 annual principal payments of $200 thousand beginning on July 1, 2000. The variable interest rate is established by the remarketing agent based on the lowest weekly rate of interest that would permit the sale of the bonds at par, on the basis of prevailing financial market conditions. Interest is payable on the first business day of each calendar month. Interest rates on these bonds during the five months that they have been outstanding in fiscal 2000 have ranged from 3.2% to 6.1%.

      Aggregate maturities of long-term debt at October 31, 2000, are as follows (in thousands):

2001 ..............................................                     $    256
2002 ..............................................                          252
2003 ..............................................                      110,257
2004 ..............................................                       12,354
2005 ..............................................                          221
Thereafter ........................................                       68,573
                                                                        --------
                                                                        $191,913
                                                                        ========

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


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

      The Company also provides certain healthcare and life insurance benefits for certain eligible retired employees employed prior to January 1, 1993. Certain employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The Company continues to fund benefit costs on a pay-as-you-go basis. For fiscal year 2000, the Company made benefit payments totaling $422,000, compared to $348,000 and $410,000 in fiscal 1999 and 1998, respectively.


      A reconciliation of the beginning benefit obligation to the ending benefit obligation follows:

                                                                  Pension                       Postretirement
                                                                 Benefits                           Benefits
                                                                                  October 31,
                                                          -----------------------------------------------------------
                                                            2000             1999             2000             1999
                                                          --------         --------         --------         --------
                                                                                 (In thousands)
Benefit obligation at beginning of year ..........        $ 30,564         $ 27,665         $  7,731         $  7,984
  Service cost ...................................           2,000            2,092              108              187
  Interest cost ..................................           2,215            1,978              516              541
  Amendments .....................................             323              818             (735)              --
  Actuarial loss (gain) ..........................          (1,432)          (2,111)            (100)            (633)
  Benefits paid from plan assets .................            (442)            (556)            (422)            (348)
  Administrative expenses ........................            (279)            (298)              --               --
  Foreign currency translation effect ............              --             (122)              --               --
  Piper Impact Europe benefit obligation .........          (1,049)           1,098               --               --
                                                          --------         --------         --------         --------
Benefit obligation at end of year ................        $ 31,900         $ 30,564         $  7,098         $  7,731
                                                          ========         ========         ========         ========

      A reconciliation of the beginning fair value of plan assets to the ending fair value of plan assets follows:

                                                                       Pension
                                                                       Benefits
                                                                      October 31,
                                                               -------------------------
                                                                 2000             1999
                                                               --------         --------
                                                                   (In thousands)
Fair value of plan assets at beginning of year ........        $ 22,205         $ 17,692
  Actual return on plan assets ........................           1,343            2,491
  Employer contributions ..............................           1,865            2,240
  Employee contributions ..............................              --               47
  Ins. premiums paid for surviving spouse coverage ....              --              (15)
  Benefits paid .......................................            (442)            (556)
  Administrative expenses .............................            (279)            (298)
  Foreign currency translation effect .................              --              (77)
  Piper Impact Europe fair value of plan assets .......            (696)             681
                                                               --------         --------
Fair value of plan assets at end of year ..............        $ 23,996         $ 22,205
                                                               ========         ========

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


12. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS - (CONTINUED)

     A reconciliation of the funded status of the plans with the amounts recognized in the accompanying balance sheets is set forth below:

                                                            Pension                   Postretirement
                                                           Benefits                      Benefits
                                                                        October 31,
                                                    ----------------------------------------------------
                                                      2000           1999           2000           1999
                                                    -------        -------        -------        -------
                                                                        (In thousands)
Funded status ...............................       $(7,904)       $(8,359)       $(7,098)       $(7,731)
Unrecognized transition asset ...............          (490)          (602)            --             --
Unrecognized prior service cost .............         1,559          1,344           (680)            --
Unrecognized net loss .......................           440          1,363            142            238
Foreign currency translation effect .........            --            (12)            --             --
Other .......................................            --             22              2              3
                                                    -------        -------        -------        -------
  Accrued benefit cost ......................       $(6,395)       $(6,244)       $(7,634)       $(7,490)

Amounts recognized in the Balance Sheet:
Deferred benefit credit .....................       $(7,026)       $(6,691)       $(7,634)       $(7,490)
Accrued contribution to pension .............        (1,492)        (1,783)            --             --
Intangible asset ............................         1,631          1,473             --             --
Accumulated other comprehensive income ......           492            757             --             --
                                                    -------        -------        -------        -------
  Accrued benefit cost ......................       $(6,395)       $(6,244)       $(7,634)       $(7,490)

      Below is data related to pension plans in which the accumulated benefit obligation exceeds plan assets.

                                                          Pension               Postretirement
                                                          Benefits                 Benefits
                                                                     October 31,
                                                    ---------------------------------------------
                                                     2000         1999         2000         1999
                                                    ------       ------       ------       ------
                                                                    (In thousands)
Accumulated benefit obligation ..............       $7,392       $7,319       $7,098       $7,731
Fair value of plan assets ...................        6,194        5,576           --           --

      Below are the assumptions used.

                                                      Pension                                 Postretirement
                                                      Benefits                                   Benefits
                                                                          October 31,
                                       --------------------------------------------------------------------------------
                                         2000           1999           1998           2000          1999          1998
                                       -------        -------        -------        -------       -------       -------
                                                                         (In thousands)
Discount rate .......................     7.75%          7.50%          6.75%          7.75%         7.50%         6.75%
Expected return on plan assets ......    10.00%         10.00%         10.00%            --            --            --
Rate of compensation increase .......     4.50%          4.50%          4.00%            --            --            --

         The assumed health care cost trend rate was 8.0% in 2000, decreasing uniformly to 5.75% in the year 2008 and remaining level thereafter. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of October 31, 2000 would be increased by 1.96%. The effect of this change on the sum of the service cost and interest cost would be an increase of 1.55%. If the health care cost trend rate assumptions were decreased by 1%, the accumulated postretirement benefit obligation as of October 31, 2000 would be decreased by 1.76%. The effect of this change on the sum of the service cost and interest cost would be a decrease of 1.38%.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


12. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS - (CONTINUED)

      Net pension costs for the single employer defined benefit pension plans were as follows:

                                                                     Years Ended October 31,
                                                              -------------------------------------
                                                                2000           1999           1998
                                                              -------        -------        -------
                                                                           (In thousands)
Service Cost ..........................................       $ 2,000        $ 2,092        $ 1,832
Interest cost .........................................         2,215          1,978          1,685
Expected return on plan assets ........................        (2,228)        (1,978)        (1,670)
Amortization of unrecognized transition asset .........          (111)          (111)          (111)
Amortization of unrecognized prior service cost .......           109             63             25
Amortization of unrecognized net loss .................            --            119              7
Other .................................................           104            (63)            --
                                                              -------        -------        -------
   Net periodic pension cost ..........................       $ 2,089        $ 2,100        $ 1,768
                                                              =======        =======        =======

      Net periodic costs for the postretirement benefit plans other than pensions were as follows:

                                                                   Years Ended October 31,
                                                                ------------------------------
                                                                 2000        1999        1998
                                                                -----        -----       -----
                                                                          (In thousands)
Net periodic postretirement benefit cost:

  Service cost ..........................................       $ 109        $ 187       $ 163
  Interest cost .........................................         516          541         523
  Net amortization and deferral .........................         (60)          17         (10)
  Other .................................................          --            2          --
                                                                -----        -----       -----
  Net periodic postretirement benefit cost ..............       $ 565        $ 747       $ 676
                                                                =====        =====       =====

      One of the Company's subsidiaries, Piper Impact Europe, which was sold in July of 2000, participated in two multi-employer plans. The plans provided defined benefits to substantially all of Piper Impact Europe's employees. Amounts charged to pension cost and contributed to the plans as of October 31, 2000, and 1999, totaled approximately NLG 1,302,000 and NLG 2,021,000 or approximately $575,000 and $1,000,000, respectively.

      The Company has various defined contribution plans in effect for certain eligible employees. The Company makes contributions to the plans subject to certain limitations outlined in the plans. Contributions to these plans were approximately $3,978,000, $3,366,000, and $2,978,000, during fiscal 2000, 1999, and 1998, respectively.

      The Company has a Supplemental Benefit Plan covering certain key officers of the Company. Earned vested benefits under the Supplemental Benefit Plan were approximately $5,923,000, $4,829,000, $4,147,000, at October 31, 2000, 1999 and
1998, respectively. These benefits are funded with life insurance policies purchased by the Company.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


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

      During the fiscal year ended October 31, 2000, internal management structure changes were made to increase the needed emphasis and focus on two separate lines of business. These changes affected the way in which operating decisions are made and performance is assessed. In accordance with SFAS No. 131, the industry segment disclosure has been revised to reflect these changes and the previously reported "engineered products" segment has been split. Piper Impact, which includes the two New Albany, Mississippi based facilities, as well as Piper Impact Europe, has been segregated from the "Engineered Products" segment into a separate reporting segment named "Piper Impact". The "Engineered Products" segment now reflects the results of AMSCO, Homeshield Fabricated Products and Imperial Fabricated Products. Previous year's information has been restated to reflect this change.

      As such, the Company has four reportable segments: engineered steel bars, aluminum mill sheet products, engineered products and Piper Impact. The engineered steel bar segment consists of engineered steel bars manufacturing, steel bar and tube heat treating services as well as steel bar and tube wear and corrosion resistant finishing services. The aluminum mill sheet segment manufactures mill finished and coated aluminum sheet. The engineered products segment manufactures aluminum window and patio door screens, window frames, exterior door components and other roll-formed products and stamped shapes. The Piper Impact segment manufactures impact-extruded aluminum and steel parts.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies, with the exception of the inventory valuation method. At the beginning of fiscal year 1999, Quanex changed its inventory valuation method for measuring segment results from LIFO to FIFO. This change has no impact on consolidated results, which remain LIFO based. Prior years' data have not been restated; however, information is provided below to allow comparability.

      The Company accounts for intersegment sales and transfers as though the sales or transfers were to third parties, that is, at current market prices.

      The Company's reportable segments are strategic business divisions that offer different products and services. These groups are managed separately because each business requires different expertise and marketing strategies. The Company evaluates performance based on operating income.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


13. INDUSTRY SEGMENT INFORMATION - (CONTINUED)

      For the year-ended October 31, 2000, no one customer represented 10% or more of the consolidated net sales of the Company.

             YEAR ENDED                Engineered    Aluminum Mill    Engineered         Piper          Corporate
          OCTOBER 31, 2000             Steel Bars  Sheet Products(4)  Products(5)      Impact(6)        & Other(1)      Consolidated
          ----------------             ----------  -----------------  -----------      ---------        ----------      ------------
                                                                                    (In thousands)
Net Sales:
  To unaffiliated companies .......    $ 339,348       $ 384,275       $ 104,948       $ 105,632        $      --        $ 934,203
  Intersegment(2) .................        4,897          20,080              --              --          (24,977)              --
                                       ---------       ---------       ---------       ---------        ---------        ---------
    Total .........................    $ 344,245       $ 404,355       $ 104,948       $ 105,632        $ (24,977)       $ 934,203
                                       =========       =========       =========       =========        =========        =========

Operating Income (Loss) ...........    $  57,702       $  21,529       $  14,301       $ (82,470)       $ (15,024)       $  (3,962)

Depreciation and amortization:
  Operating .......................    $  18,775       $  12,943       $   3,443       $  12,362        $     398        $  47,921
  Other ...........................           --              22              --              --              502              524
                                       ---------       ---------       ---------       ---------        ---------        ---------
    Total .........................    $  18,775       $  12,965       $   3,443       $  12,362        $     900        $  48,445
                                       =========       =========       =========       =========        =========        =========

Capital expenditures(3) ...........    $  27,374       $   4,709       $   3,586       $   5,290        $   1,396        $  42,355

Identifiable assets ...............    $ 267,476       $ 227,365       $  65,527       $  54,518        $  30,973        $ 645,859

(1) Included in "Corporate and Other" are intersegment eliminations and corporate expenses.

(2)   Intersegment sales are conducted on an arm's length basis.

(3)   Includes capitalized interest.

(4) Fiscal 2000 results include Nichols Aluminum-Golden operations since the acquisition date of January 25, 2000. See Note 2 to the financial statements.

(5) Fiscal 2000 results include Imperial Fabricated Products operations since the acquisition date of April 3, 2000. See Note 2 to the financial statements.

(6) Fiscal 2000 results include the $14.3 million pretax loss on the sale of Piper Impact Europe and the $56.3 million pretax asset impairment charge on Piper Impact. See Notes 3 and 4 to the financial statements.

      For the year-ended October 31, 1999, 12% of the Company's consolidated net sales were made to one customer. These sales are included in the Piper Impact segment.

               YEAR ENDED             Engineered    Aluminum Mill     Engineered        Piper          Corporate
            OCTOBER 31, 1999          Steel Bars   Sheet Products      Products         Impact         & Other(1)      Consolidated
            ----------------          ----------   --------------     ----------      ---------        ----------      ------------
                                                                            (In thousands)
Net Sales:
  To unaffiliated companies .......   $ 292,085       $ 290,648       $  92,667       $ 134,694        $      --        $ 810,094
  Intersegment(2) .................       5,284          21,115               1              --          (26,400)              --
                                      ---------       ---------       ---------       ---------        ---------        ---------
    Total .........................   $ 297,369       $ 311,763       $  92,668       $ 134,694        $ (26,400)       $ 810,094
                                      =========       =========       =========       =========        =========        =========

Operating Income (Loss) ...........   $  60,446       $  15,306       $  13,006       $    (853)       $ (16,148)       $  71,757

Depreciation and amortization:
  Operating .......................   $  16,293       $  12,313       $   3,349       $  12,836        $     531        $  45,322
  Other ...........................          --              21              --              --              540              561
                                      ---------       ---------       ---------       ---------        ---------        ---------
    Total .........................   $  16,293       $  12,334       $   3,349       $  12,836        $   1,071        $  45,883
                                      =========       =========       =========       =========        =========        =========

Capital expenditures(3) ...........   $  37,750       $   9,873       $   1,680       $  10,948        $     683        $  60,934

Identifiable assets ...............   $ 241,783       $ 200,733       $  46,977       $ 162,176        $  38,777        $ 690,446


(1) Included in "Corporate and Other" are intersegment eliminations, and corporate expenses.

(2)   Intersegment sales are conducted on an arm's-length basis.

(3)   Includes capitalized interest.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

13. INDUSTRY SEGMENT INFORMATION - (CONTINUED)

      For the year-ended October 31, 1998, 13% of the Company's consolidated net sales were made to one customer. These sales are included in the Piper Impact segment.


               YEAR ENDED            Engineered    Aluminum Mill     Engineered       Piper           Corporate
            OCTOBER 31, 1998         Steel Bars  Sheet Products(1)    Products       Impact(4)        & Other(2)     Consolidated(4)
            ----------------         ----------  -----------------   ----------      ---------        ----------     ---------------
                                                                         (In thousands)
Net Sales:
  To unaffiliated companies .......  $ 324,312       $ 243,168       $  92,043       $ 137,967        $      --        $ 797,490
  Intersegment(3) .................      2,984          23,187               2              --          (26,173)              --
                                     ---------       ---------       ---------       ---------        ---------        ---------
    Total .........................  $ 327,296       $ 266,355       $  92,045       $ 137,967        $ (26,173)       $ 797,490
                                     =========       =========       =========       =========        =========        =========

Operating Income (loss)(6) ........  $  58,908       $   7,788       $  10,825       $ (63,431)       $ (11,826)       $   2,264

Depreciation and amortization:
  Operating .......................  $  13,097       $  10,670       $   3,761       $  14,167        $     139        $  41,834
  Other ...........................         --              --              --              --              566              566
                                     ---------       ---------       ---------       ---------        ---------        ---------
    Total .........................  $  13,097       $  10,670       $   3,761       $  14,167        $     705        $  42,400
                                     =========       =========       =========       =========        =========        =========

Capital expenditures(5) ...........  $  31,116       $  13,109       $   1,973       $  14,469        $     269        $  60,936

Identifiable assets(6) ............  $ 219,727       $ 198,596       $  48,025       $ 172,136        $  35,804        $ 674,288


(1) Identifiable assets include Nichols Aluminum Alabama, acquired on October 9, 1998.

(2) Included in "Corporate and Other" are intersegment eliminations, and corporate expenses.

(3)   Intersegment sales are conducted on an arm's-length basis.

(4) Operating income includes an asset impairment/restructuring charge of $58,500. See Note 4 to the financial statements.

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

                                             Engineered      Aluminum Mill      Engineered      Piper    Corporate
                                             Steel Bars      Sheet Products      Products       Impact   and Other   Consolidated
Operating Income - increase/(decrease)           (1,100)          (5,011)           (165)           0       6,276          0
Identifiable Assets - increase/(decrease)         3,492                0             308            0      (3,800)         0


GEOGRAPHIC INFORMATION

                                             YEAR ENDED OCTOBER 31,
                                     --------------------------------------
NET SALES(1)                           2000           1999           1998
                                     --------       --------       --------
United States ................       $867,550       $745,265       $741,067
Mexico .......................         23,571         17,183         15,680
Canada .......................         18,124         17,825         10,374
European countries ...........         19,781         24,481         28,501
Other foreign countries ......          5,177          5,340          1,868
                                     --------       --------       --------
  Total ......................       $934,203       $810,094       $797,490
                                     ========       ========       ========

(1)   Net Sales are attributed to countries based on location of customer.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


13. INDUSTRY SEGMENT INFORMATION - (CONTINUED)

                                             YEAR ENDED OCTOBER 31,
                                     --------------------------------------
NET SALES(2)                           2000           1999           1998
                                     --------       --------       --------
United States ................       $916,623       $777,441       $763,775
The Netherlands ..............         17,580         32,653         33,715
                                     --------       --------       --------
                                     $934,203       $810,094       $797,490
                                     ========       ========       ========

(2)   Net sales are attributed to countries based on location of operations.


                                                  YEAR ENDED OCTOBER 31,
                                       -------------------------------------------
OPERATING INCOME (LOSS)(4)               2000               1999            1998
                                       --------           --------        --------
United States ..................       $ 12,754 (3)       $ 71,774        $   (144)(3)
The Netherlands ................        (16,716)(5)            (17)          2,408
                                       --------           --------        --------
                                       $ (3,962)          $ 71,757        $  2,264
                                       ========           ========        ========

(3) Including the asset impairment charge of $56.3 million in FY 2000 and $58.5 million in FY 1998. See Note 4.

(4) Operating income (loss) is attributed to countries based on location of operations.

(5)   Including the loss on sale of Piper Impact Europe. See Note 3.

                                      YEAR ENDED OCTOBER 31,
                                     -----------------------
IDENTIFIABLE ASSETS(6)                 2000           1999
                                     --------       --------
United States ................       $645,859       $648,145
The Netherlands ..............             --         42,301
                                     --------       --------
  Total ......................       $645,859       $690,446
                                     ========       ========

(6) Identifiable assets are attributed to countries based on location of operations.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


14. PREFERRED STOCK PURCHASE RIGHTS

The Company declared a dividend in 1986 of one Preferred Stock Purchase Right (a "Right") on each outstanding share of its common stock. This action was intended to assure that all shareholders would receive fair treatment in the event of a proposed takeover of the Company. On April 26, 1989, the Company amended the Rights to provide for additional protection to shareholders and to provide the Board of Directors of the Company with needed flexibility in responding to abusive takeover tactics. On April 15, 1999, the Second Amended and Restated Rights Agreement went into effect. Each Right, when exercisable, entitles the holder to purchase 1/100th of a share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $90. Each 1/100th of a share of Series A Junior Participating Preferred Stock will be entitled to a dividend equal to the greater of $.01 or the dividend declared on each share of common stock, and will be entitled to 1/100th of a vote, voting together with the shares of common stock. The Rights will be exercisable only if, without the Company's prior consent, a person or group of persons acquires or announces the intention to acquire 20% or more of the Company's common stock. If the Company is acquired through a merger or other business combination transaction, each Right will entitle the holder to purchase $120 worth of the surviving company's common stock for $90. Additionally, if someone acquires 20% or more of the Company's common stock, each Right, not owned by the 20% or greater shareholder, would permit the holder to purchase $120 worth of the Company's common stock for $90. The Rights are redeemable, at the option of the Company, at $.02 per Right at any time until ten days after someone acquires 20% or more of the common stock. The Rights expire April 15, 2009.

      As a result of the Rights distribution, 150,000 of the 1,000,000 shares of authorized Preferred Stock were reserved for issuance as Series A Junior Participating Preferred Stock.


15. STOCK REPURCHASE PROGRAM

In December 1999, Quanex announced that its Board of Directors approved a program to repurchase up to 2 million shares of the Company's common stock in the open market or in privately negotiated transactions. During the fiscal year ended October 31, 2000, the Company repurchased 834,300 shares at a cost of $17.2 million. The Company retired 156,700 of these shares purchased at a cost of approximately $3.8 million.

      For shares purchased by the Company and retired: 1) Common stock is charged for the par value of the shares, 2) additional paid in capital is charged for the pro-rata portion associated with those shares and 3) retained earnings is charged for the remainder of the cost of the retired shares. For the shares purchased and retired in the nine months ended July 31, 2000, the equity was reduced as shown below:

                Repurchase            Common                 Additional                Retained
                   Cost               Stock               Paid in Capital              Earnings
                ----------            ------              ---------------              --------
                                            (In thousands)
                 $3,785                $78                    $1,222                   $2,485

      The Company accounted for the remaining shares purchased as treasury stock. The cost of such shares of $13.4 million at October 31, 2000 is reflected as a reduction of stockholders' equity in the balance sheet.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


16. RESTRICTED STOCK AND STOCK OPTION PLANS

Key Employee Plans:

The Company has restricted stock and stock option plans which provide for the granting of common shares or stock options to key employees. Under the Company's restricted stock plan, common stock may be awarded to key employees. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period. Upon issuance of stock under the plan, unearned compensation equal to the market value at the date of grant is charged to stockholders' equity and subsequently amortized to expense over the restricted period. There were 22,750 and 6,000 restricted shares granted in 2000 and 1999, respectively. There were no restricted shares granted in 1998. The amount charged to compensation expense in 2000 was $57,000, relating to restricted stocks granted in 1999. No compensation expense was charged in 1999 or 1998 related to the restricted stock.

      Under the Company's option plans, options are granted at prices determined by the Board of Directors which may not be less than the fair market value of the shares at the time the options are granted. Unless otherwise provided by the Board at the time of grant, options become exercisable in 33 1/3% increments maturing cumulatively on each of the first through third anniversaries of the date of grant and must be exercised no later than ten years from the date of grant. There were 650,194, 276,776, and 493,176 shares available for granting of options at October 31, 2000, 1999, and 1998, respectively. Stock option transactions for the three years ended October 31, 2000, were as follows:

                                                               Shares       Average
                                             Shares            Under         Price
                                           Exercisable         Option      Per Share
                                           -----------       ---------     ---------
Balance at October 31, 1997 .......          650,053         1,086,141       $  24
                                           =========
  Granted .........................                            264,550          21
  Exercised .......................                            (95,416)         21
  Cancelled .......................                            (35,404)         26
                                                             ---------
Balance at October 31, 1998 .......          770,075         1,219,871          23
                                           =========
  Granted .........................                            240,700          21
  Exercised .......................                             (9,000)         15
  Cancelled .......................                            (30,300)         24
                                                             ---------
Balance at October 31, 1999 .......          966,391         1,421,271          23
                                           =========
  Granted .........................                            244,250          18
  Exercised .......................                             (3,000)          9
  Cancelled .......................                            (40,418)         26
                                                             ---------
Balance at October 31, 2000 .......        1,140,150         1,622,103       $  22
                                           =========         =========

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


16. RESTRICTED STOCK AND STOCK OPTION PLANS - (CONTINUED)


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

      Options become exercisable in 33 1/3% increments maturing cumulatively on each of the first through third anniversaries of the date of the grant and must be exercised no later than 10 years from the date of grant. No options may be granted under the plan after June 22, 1997. There were no shares available for granting of options at October 31, 2000, 1999, or 1998. Stock option transactions for the three years ended October 31, 2000, were as follows:

                                                          Shares       Average
                                           Shares         Under         Price
                                         Exercisable      Option      Per Share
                                         -----------     -------      ---------
Balance at October 31, 1997 .......        11,666         25,000       $    18
                                          =======
  Granted .........................                           --            --
  Exercised .......................                       (5,000)           14
  Cancelled .......................                           --            --
                                                         -------
Balance at October 31, 1998 .......        13,332         20,000            20
                                          =======
  Granted .........................                           --            --
  Exercised .......................                           --            --
  Cancelled .......................                           --            --
                                                         -------
Balance at October 31, 1999 .......        20,000         20,000            20
                                          =======
  Granted .........................                           --            --
  Exercised .......................                           --            --
  Cancelled .......................                           --            --
                                                         -------
Balance at October 31, 2000 .......        20,000         20,000       $    20
                                          =======        =======

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


16. RESTRICTED STOCK AND STOCK OPTION PLANS - (CONTINUED)

1989 Non-Employee Directors Plan:

The Company's 1989 Non-employee Directors stock option plan provides for the granting of stock options to non-employee Directors to purchase up to an aggregate of 210,000 shares of common stock. Each non-employee Director as of December 6, 1989 was granted an option to purchase 3,000 shares of common stock at a price per share of common stock equal to the fair market value of the common stock as of the date of grant. Also, each non-employee Director who is a director of the Company on any subsequent October 31, while the plan is in effect and shares are available for the granting of options hereunder, shall be granted on such October 31, an option to purchase 3,000 shares of common stock at a price equal to the fair market value of the common stock as of such October
31. During 1998, the Board of Directors passed a resolution, which decreased the number of options to be granted annually as prescribed above from 3,000 to 2,000. Options become exercisable at any time commencing six months after the grant and must be exercised no later than 10 years from the date of grant. No option may be granted under the plan after December 5, 1999. There were no shares available for granting of options at October 31, 2000 and 1999, respectively and 12,000 shares available for granting of options at October 31, 1998. Stock option transactions for the three years ended October 31, 2000, were as follows:

                                                           Shares        Average
                                           Shares           Under         Price
                                         Exercisable       Option       Per Share
                                         -----------      --------      ---------
Balance at October 31, 1997 .......         93,000         114,000       $     24
                                          ========
  Granted .........................                         18,000             17
  Exercised .......................                         (3,000)            19
  Cancelled .......................                             --             --
                                                          --------
Balance at October 31, 1998 .......        111,000         129,000             23
                                          ========
  Granted .........................                         12,000             22
  Exercised .......................                         (5,000)            16
  Cancelled .......................                             --             --
                                                          --------
Balance at October 31, 1999 .......        124,000         136,000             23
                                          ========
  Granted .........................                             --             --
  Exercised .......................                         (1,000)            17
  Cancelled .......................                             --             --
                                                          --------
Balance at October 31, 2000 .......        135,000         135,000       $     23
                                          ========        ========

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

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


16. RESTRICTED STOCK AND STOCK OPTION PLANS - (CONTINUED)

become exercisable in 33 1/3% increments maturing cumulatively on each of the first through third anniversaries of the date of the grant and must be exercised no later than 10 years from the date of grant.

There were 364,000, 382,000 and 400,000 shares available for granting of options at October 31, 2000, 1999 and 1998, respectively. There were no transactions under this plan through October 31, 1998, however below is the activity for the periods ending October 31, 1999 and 2000:

                                                        Shares         Average
                                           Shares        Under          Price
                                         Exercisable    Option        Per Share
                                         -----------    -------       ---------
Balance at October 31, 1998 .......            --            --            --
    Granted .......................                      18,000       $    21
    Exercised .....................                          --            --
    Cancelled .....................                          --            --
                                                        -------
Balance at October 31, 1999 .......         2,000        18,000            21
                                          =======
    Granted .......................                      18,000            20
    Exercised .....................                          --            --
    Cancelled .....................                          --            --
                                                        -------
Balance at October 31, 2000 .......        25,333        36,000       $    21
                                          =======       =======

STOCK BASED COMPENSATION

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company continues to apply the rules for stock-based compensation contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and discloses the required pro forma effect on net income and earnings per share of the fair value based method of accounting for stock-based compensation as required by SFAS No. 123.

      The following pro forma summary of the Company's consolidated results of operations have been prepared as if the fair value based method of accounting for stock based compensation as required by SFAS No. 123 had been applied:


                                                                                    Years Ended October 31,
                                                                        ----------------------------------------------
                                                                           2000              1999              1998
                                                                        ----------        ----------        ----------
                                                                                       (In thousands)
     Net income (loss) attributable to common stockholders ......       $   (9,665)       $   39,716        $    9,169
     SFAS No. 123 adjustment ....................................           (1,619)           (1,764)           (1,495)
                                                                        ----------        ----------        ----------
     Pro forma net attributable to common stockholders ..........       $  (11,284)       $   37,952        $    7,674
                                                                        ==========        ==========        ==========

     Earnings (loss) per Common share:
         Basic as reported ......................................       $    (0.70)       $     2.79        $     0.65
         Basic pro forma ........................................       $    (0.82)       $     2.67        $     0.54
         Diluted as reported ....................................       $    (0.70)       $     2.59        $     0.65
         Diluted pro forma ......................................       $    (0.82)       $     2.48        $     0.54

      Fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

                                                      2000           1999           1998
                                                    -------        -------        -------
Risk-free interest rate .....................          5.75%          5.93%          4.49%
Dividend yield ..............................          3.33%          2.80%          3.00%
Volatility factor ...........................         42.89%         40.21%         31.57%
Weighted average expected life ..............       5 years        5 years        5 years

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

17. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company routinely enters into metal exchange forward contracts to hedge price risk of forecasted aluminum raw material purchases. The Company's risk management policy as it relates to metal exchange forward contracts is to enter into such contracts to hedge its exposure to price fluctuations of aluminum raw material purchases that relate to the Company's backlog of aluminum sales orders with committed prices as well as a certain level of forecasted aluminum sales for which a sales price increase would lag a raw material cost increase. As of October 31, 2000, open forward contracts have maturity dates extending through October 2003. At October 31, 2000 and 1999, these contracts covered notional volumes of 25,738,940 and 7,716,170 pounds and had fair values of ($372) thousand and $117 thousand, respectively. Through October 31, 2000, the fair value of these contracts is not reflected on the balance sheet, and hedging gains and losses are included in "Cost of Sales" in the income statement concurrently with the related sales of inventory.

      In fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement to fixed rate. The Company's risk management policy related to these swap agreements is to hedge the exposure to interest rate movements on a portion of its long-term debt. Under the swap agreements, payments are made based on a fixed rate ($50 million at 7.025% and $50 million at 6.755%) and received on a LIBOR based variable rate (6.76% at October 31, 2000). Differentials to be paid or received under the agreements are recognized as interest expense. The agreements mature in 2003. The fair value of the swaps as of October 31, 2000 and 1999 is ($918) thousand and ($2.0) million, respectively.

      In December 1997, the Company entered into a zero-cost range forward (foreign currency swap) agreement on a notional value of 30 million Guilders with a major financial institution to hedge its initial equity investment in its Netherlands subsidiary, Piper Impact Europe. This agreement limited the Company's exposure to large fluctuations in the US Dollar/Dutch Guilder exchange rate. Under the terms of the agreement, Quanex had the option to let the agreement expire at no cost if the exchange rate remained within an established range on the expiration date of October 25, 2000. At October 31, 1999, the Company booked a $378 thousand gain to the stockholders' equity cumulative foreign currency translation adjustment. During the third quarter ended July 31, 2000, the Company sold the Piper Impact Europe subsidiary. As such, this range forward agreement was closed, realizing a gain of approximately $1.7 million. This gain was offset against the loss on the sale of Piper Impact Europe as the investment in Piper Impact Europe was the underlying hedged item.

      The fair values of the Company's financial assets approximate the carrying values reported on the consolidated balance sheet. The fair value of long-term debt was $184.3 million and $186.0 million, as of October 31, 2000 and 1999, respectively, as compared to carrying values at October 31, 2000 and 1999 of $191.9 million and $189.7 million, respectively.

      The fair value of long-term debt was based on the quoted market price, recent transactions, or based on rates available to the Company for instruments with similar terms and maturities. The fair value of interest rate swaps was estimated by discounting expected cash flows using quoted market interest rates. The fair value of the aluminum forward contracts was determined by obtaining the difference between the contract price per pound and the forward LME price per pound as of October 31, 2000 and multiplying by the outstanding notional volumes under the contract.

      Effective November 1, 2000, the Company adopted SFAS No. 133, which requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

      The Company has designated the metal exchange forward contracts as cash flow hedges of forecasted aluminum raw material purchases. On November 1, 2000, the Company recorded a derivative liability of $372 thousand representing the fair value of these contracts as of that date. A corresponding amount, net of taxes of $145 thousand, was recorded to other comprehensive income.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

17. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT - (CONTINUED)

Gains and losses related to the forward contracts that are reported in other comprehensive income will be reclassified into earnings in the periods in which the related inventory is sold. As of November 1, 2000, approximately $275 thousand is expected to be reclassified from other comprehensive income into earnings over the next twelve months. Gains and losses on these contracts, including amounts recorded related to hedge ineffectiveness, will be reflected in "Cost of Sales" in the income statement.

      The Company has designated the interest rate swap agreements as cash flow hedges of future interest payments on its variable rate long-term debt. On November 1, 2000, the Company recorded a derivative liability of $918 thousand, representing the fair value of the swaps as of that date. A corresponding amount, net of income taxes of $358 thousand, was recorded to other comprehensive income. Gains and losses related to the swap agreements will be reclassified into earnings in the periods in which the related hedged interest payments are made. As of November 1, 2000, approximately $334 thousand is expected to be reclassified into earnings over the next twelve months. Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, will be reflected in "Interest expense" in the income statement.

18. CONTINGENCIES

Quanex is subject to loss contingencies arising from federal, state, and local environmental laws. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. Costs of future expenditures for environmental remediation are not discounted to their present value. When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of companies participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company's alleged connections. It is management's opinion that the Company has established appropriate reserves for environmental remediation obligations at various of its plant sites and disposal facilities. Those amounts are not expected to have a material adverse effect on the Company's financial condition. Total remediation reserves, at October 31, 2000, were approximately $18 million. These reserves include, without limitation, the Company's best estimate of liabilities related to costs for further investigations, environmental remediation, and corrective actions related to the acquisition of Piper Impact, the acquisition of Nichols Aluminum Alabama and a facility previously part of the former Tubing Operations. Actual cleanup costs at the Company's current plant sites, former plants, and disposal facilities could be more or less than the amounts accrued for remediation obligations. It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals that would be material to Quanex's financial statements because of uncertainties as to the extent of environmental impact and concurrence of governmental authorities.

19. SUBSEQUENT EVENTS

On November 30, 2000, Quanex completed the purchase of all of the Capital stock of Temroc Metals, Inc., ("Temroc") a Minnesota corporation for approximately $21 million in cash. Temroc, as a surviving corporation, became a wholly owned subsidiary of the Company. Temroc is a leading aluminum extrusion and fabrication company based in Hamel, Minnesota.

      Temroc has production facilities in Hamel, Minnesota, where it manufactures customized aluminum extrusions and fabricated metal products for recreational vehicles, architectural products, electronics and other markets. Temroc has become part of the Company's Engineered Products Group and will continue to operate as a manufacturer of aluminum extrusions and fabricated metal products.

      The purchase price will be allocated to the assets and liabilities of Temroc based on their estimated fair values. The Company anticipates that the purchase price and associated acquisition expenses will exceed the fair value of Temroc's net assets, with the excess to be recorded as goodwill.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

19. SUBSEQUENT EVENTS - (CONTINUED)

      To finance the acquisition, the Company borrowed against its existing $250 million unsecured revolving credit and term loan facility with a group of six banks.

Quanex Corporation
SUPPLEMENTARY FINANCIAL DATA

================================================================================


QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following sets forth the selected quarterly information for the years ended October 31, 2000 and 1999.

                                                           First          Second           Third           Fourth
                                                          Quarter         Quarter         Quarter         Quarter
                                                         ---------       ---------       ---------       ---------
                                                                    (In thousands except per share amounts)
2000:
Net sales ........................................       $ 199,294       $ 243,271       $ 254,144       $ 237,494
Gross profit .....................................          22,236          30,565          19,598         (19,508)
Income (loss) from continuing operations(1) ......           4,175           9,029             715         (23,942)
Extraordinary gain ...............................              --             358              --              --
Net income (loss) ................................           4,175           9,387             715         (23,942)
Earnings per share:
 Basic:
  Income (loss) from continuing operations .......            0.29            0.66            0.05           (1.78)
  Extraordinary gain .............................              --            0.02              --              --
                                                         ---------       ---------       ---------       ---------
  Net earnings (loss) ............................            0.29            0.68            0.05           (1.78)

Diluted ..........................................       $    0.29       $    0.63       $    0.05       $   (1.78)

1999:
Net sales ........................................       $ 183,103       $ 202,879       $ 206,619       $ 217,493
Gross profit .....................................          23,536          32,046          35,048          37,665
Income from continuing operations ................           3,869           9,777          12,331          13,324
Extraordinary gain ...............................              --             415              --              --
Net income .......................................           3,869          10,192          12,331          13,324
Earnings per share:
 Basic:
  Income from continuing operations ..............            0.27            0.69            0.86            0.94
  Extraordinary gain .............................              --            0.03              --              --
                                                         ---------       ---------       ---------       ---------
  Net earnings ...................................            0.27            0.72            0.86            0.94

Diluted ..........................................       $    0.27       $    0.66       $    0.79       $    0.85

(1)   Includes an after-tax asset impairment charge of $36,595.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                   BALANCE AT    CHARGED TO                                 BALANCE AT
                                                   BEGINNING      COSTS &                                       END
DESCRIPTION                                         OF YEAR      EXPENSES     WRITE-OFFS        OTHER         OF YEAR
-----------                                        ----------    ----------   ----------       -------      ----------
                                                                            (In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
    Year ended October 31, 2000 .............       $12,154       $   738       $(1,284)       $  (368)       $11,240
    Year ended October 31, 1999 .............       $11,752       $   921       $  (188)       $  (331)       $12,154
    Year ended October 31, 1998 .............       $10,338       $ 1,088       $  (202)       $   528        $11,752

QUARTERLY FINANCIAL RESULTS
(from continuing operations)

NET SALES (millions)                                                                      2000           1999          1998
                                                                                       --------       --------      --------
January .........................................................................        199.29         183.10        180.98
April ...........................................................................        243.27         202.87        203.43
July ............................................................................        254.14         206.62        204.85
October .........................................................................        237.50         217.50        208.23
                                                                                       --------       --------      --------
          Total .................................................................        934.20         810.09        797.49

GROSS PROFIT (LOSS) (millions)
January .........................................................................         22.24          23.54         17.22
April ...........................................................................         30.57          32.05         27.39
July ............................................................................         19.60          35.05         30.88
October .........................................................................        (19.51)         37.66         38.05
                                                                                       --------       --------      --------
          Total .................................................................         52.90         128.30        113.54

INCOME (LOSS) FROM CONTINUING OPERATIONS (millions)
January .........................................................................          4.18           3.87          2.29
April ...........................................................................          9.03           9.78          7.76
July(1) .........................................................................          0.71          12.33         10.28
October(2) ......................................................................        (23.94)         13.32        (24.21)
                                                                                       --------       --------      --------
          Total .................................................................        (10.02)         39.30         (3.88)

INCOME (LOSS) FROM CONTINUING OPERATIONS PER BASIC COMMON SHARE
January .........................................................................           .29            .27           .16
April ...........................................................................           .66            .69           .55
July(1) .........................................................................           .05            .86           .73
October(2) ......................................................................         (1.78)           .94         (1.71)
                                                                                       --------       --------      --------
          Year ..................................................................         (0.73)          2.76          (.27)

QUARTERLY COMMON STOCK DIVIDENDS
January .........................................................................           .16            .16           .16
April ...........................................................................           .16            .16           .16
July ............................................................................           .16            .16           .16
October .........................................................................           .16            .16           .16
                                                                                       --------       --------      --------
          Total .................................................................           .64            .64           .64

COMMON STOCK SALES PRICE (High & Low)
January .........................................................................      26 9/16        23 7/8        30 7/16
                                                                                       19 1/16        16 13/16      27 1/16
April ...........................................................................      23 11/16       26 1/4        33 13/16
                                                                                       16 1/8         15 3/8        28 1/2
July ............................................................................      18 5/8         29            32 3/16
                                                                                       14 3/8         25 1/8        27 1/4
October .........................................................................      20 11/16       27 3/8        27 7/8
                                                                                       17 1/16        20 1/8        15 5/8

(1) Fiscal 2000 third quarter income (loss) from continuing operations includes an after-tax loss of $9.3 million on the sale of Piper Impact Europe.

(2) Fiscal 2000 fourth quarter income (loss) from continuing operations includes an after-tax asset impairment charge of $36.6 or $2.67 per share.

(3) Fiscal 1998 fourth quarter income (loss) from continuing operations includes an after-tax asset impairment/restructuring charge of $38 million or $2.68 per share.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, information on directors and executive officers of the Registrant is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2000.


ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, information on executive compensation is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3) to Form 10-K, information on security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3) to Form 10-K, information on certain relationships and related transactions is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2000.

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                                                        PAGE
                                                                                                        ----
(a)       1.  Financial Statements

                Independent Auditors' Report........................................                      23
                Consolidated Balance Sheet..........................................                      25
                Consolidated Statements of Income...................................                      26
                Consolidated Statements of Stockholders' Equity.....................                      27
                Consolidated Statements of Cash Flow................................                      28
                Notes to Consolidated Financial Statements..........................                      29

          2.  Financial Statement Schedule

                Schedule II - Valuation and qualifying accounts.....................                      55

          Schedules not listed or discussed above have been omitted as they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

          3.  Exhibits..............................................................                      59

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBITS

3.1 Restated Certificate of Incorporation of the Registrant dated as of November 10, 1995, filed as Exhibit 3.1 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1995 and incorporated herein by reference.

3.2 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant dated as of February 27, 1997, filed as Exhibit 3.2 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.3 Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant dated as of April 15, 1999, filed as Exhibit 3.3 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.4 Certificate of Correction of Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated as of April 16, 1999, filed as Exhibit 3.4 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.5 Amended and Restated Bylaws of the Registrant, as amended through August 26, 1999 filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the fiscal quarter ended July 31, 1999, and incorporated herein by reference.

4.1 Form of Registrant's Common Stock certificate, filed as Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 1987, and incorporated herein by reference.

4.2 Second Amended and Restated Rights agreement dated as of April 15, 1999, between the Registrant and American Stock Transfer & Trust Co. as Rights Agent, filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K (Reg. No. 001-05725) dated April 15, 1999, and incorporated herein by reference.

4.3 Form of Indenture relating to the Registrant's 6.88% Convertible Subordinated Exhibit Debentures due 2007 between the Registrant and Chemical Bank, as Trustee, filed as 19.2 to the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 1992, and incorporated herein by reference.

4.4 $250,000,000 Revolving Credit and Term Loan Agreement dated as of July 23, 1996, among the Company, Comerica Bank, as Agent, and Harris Trust and Savings Bank and Wells Fargo Bank (Texas), NA as Co-Agents, filed as Exhibit 4.1 of the Company's Report on Form 8- K, (Reg. No. 001-05725) dated August 9, 1996, and incorporated herein by reference.

+10.1 Quanex Corporation 1988 Stock Option Plan, as amended, and form of Stock Option year Agreement filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1988, together with the amendment filed as Exhibit 10.17 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 1995, and incorporated herein by reference.

+10.2 Amendment to the Quanex Corporation 1988 Stock Option Plan, dated as of December 1997, filed as Exhibit 10.2 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.3 Amendment to the Quanex Corporation 1988 Stock Option Plan, dated as of December 9, 1999, filed as Exhibit 10.3 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.4 Quanex Corporation Deferred Compensation Plan, as amended and restated, dated September 29, 1999, filed as Exhibit 10.4 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.5 First Amendment to Quanex Corporation Deferred Compensation Plan, dated December 7, 1999, filed as Exhibit 10.5 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.6 Quanex Corporation Executive Incentive Compensation Plan, as amended and restated, dated October 12, 1995, filed as Exhibit 10.8 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.7 Quanex Corporation Supplemental Benefit Plan, as amended and restated effective June 1, 1999, filed as Exhibit 10.9 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference

+10.8 Form of Change in Control Agreement, between the Registrant and each executive officer of the Registrant, filed as Exhibit 10.10 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.9 Quanex Corporation 1987 Non-Employee Director Stock Option Plan, as amended, and the related form of Stock Option Agreement, filed as
          Exhibit 10.14 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1988, together with the amendment filed as Exhibit 10.14 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 1995, and incorporated herein by reference.

+10.10 Amendment to the Quanex Corporation 1987 Non-Employee Director Stock Option Plan, dated December 1997, filed as Exhibit 10.13 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.11 Amendment to the Quanex Corporation 1987 Non-Employee Director Stock Option Plan, dated December 9, 1999, filed as Exhibit 10.14 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.12 Quanex Corporation 1989 Non-Employee Director Stock Option Plan, as amended, filed as Exhibit 4.4 of the Registrant's Form S-8, Registration No. 33-35128, together with the amendment filed as
          Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 1995, and incorporated herein by reference.

+10.13 Amendment to the Quanex Corporation 1989 Non-Employee Director Stock Option Plan, dated December 1997, filed as Exhibit 10.16 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.14 Amendment to the Quanex Corporation 1989 Non-Employee Director Stock Option Plan, dated December 9, 1999, filed as Exhibit 10.17 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.15 Quanex Corporation Employee Stock Option and Restricted Stock Plan, as amended, filed as Exhibit 10.14 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1994, and incorporated herein by reference.

+10.16 Amendment to the Quanex Corporation Employee Stock Option and Restricted Stock Plan, dated December 1997, filed as Exhibit 10.19 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.17 Amendment to the Quanex Corporation Employee Stock Option and Restricted Stock Plan, dated December 9, 1999, filed as Exhibit 10.20 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

*+10.18 Amendment to the Quanex Corporation Employee Stock Option and Restricted Stock Plan, effective July 1, 2000.

+10.19 Retirement Agreement dated as of September 1, 1992, between the Registrant and Carl E. Pfeiffer, filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1992, and incorporated herein by reference.

+10.20 Stock Option Agreement dated as of October 1, 1992, between the Registrant and Carl E. Pfeiffer, filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1992, and incorporated herein by reference.

+10.21 Deferred Compensation Agreement dated as of July 31, 1992, between the Registrant and Carl E. Pfeiffer, filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10- K (Reg. No. 001-05725) for the year ended October 31, 1992, and incorporated herein by reference.

+10.22    Quanex Corporation Non-Employee Director Retirement Plan, filed as
          Exhibit 10.18 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31,1994, and incorporated herein by reference.

+10.23 Amendment to Quanex Corporation Non-Employee Director Retirement Plan dated May 25, 1995, filed as Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the fiscal quarter ended January 31, 2000 and incorporated herein by reference.

+10.24 Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, filed as Exhibit 10.19 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1996, and incorporated herein by reference.

+10.25 Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, dated December 1997, filed as Exhibit 10.26 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.26 Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, dated December 9, 1999, filed as Exhibit 10.27 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.27 Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective February 23, 2000, filed as Exhibit
          10.2 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the fiscal quarter ended January 31, 2000 and incorporated herein by reference.

*+10.28 Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective July 1, 2000.

+10.29 Quanex Corporation Deferred Compensation Trust filed as Exhibit 4.8 of the Registrant's Registration Statement on Form S-3, Registration No. 333-36635, and incorporated herein by reference.

+10.30 Amendment to Quanex Corporation Deferred Compensation Trust, dated December 9, 1999, filed as Exhibit 10.29 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.31 Quanex Corporation 1997 Non-Employee Director Stock Option Plan filed as Exhibit 10.21 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1997 and incorporated herein by reference.

+10.32 Amendment to Quanex Corporation 1997 Non-Employee Director Stock Option Plan, dated December 9, 1999, filed as Exhibit 10.31 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

*10.33 Amendment to Quanex Corporation 1997 Key Employee Stock Plan, effective July 1, 2000.

10.34 Asset Purchase Agreement dated July 31, 1996, among the Company, Piper Impact, Inc., a Delaware corporation, Piper Impact, Inc., a Tennessee corporation, B. F. Sammons and M. W. Robbins, filed as Exhibit 2.1 of the Company's Report on Form 8-K (Reg. No. 001-05725), dated August 9, 1996, and incorporated herein by reference.

10.35 Stock Purchase Agreement dated April 18, 1997, by and among Niagara Corporation, Niagara Cold Drawn Corp., and Quanex Corporation filed as
          Exhibit 2.1 to the Company's Current Report on Form 8-K (Reg. No. 001-05725), dated May 5, 1997, and incorporated herein by reference.

10.36 Purchase Agreement dated December 3, 1997, among Quanex Corporation, Vision Metals Holdings, Inc., and Vision Metals, Inc., filed as
          Exhibit 2.1 to the Company's Current Report on Form 8-K (Reg. No. 001-05725), dated December 3, 1997, and incorporated herein by reference.

10.37 Acquisition Agreement and Plan of Merger, dated October 23, 2000, between Quanex Corporation ("Company"), Quanex Five, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and Temroc Metals, Inc., a Minnesota corporation, filed as Exhibit 2.1 to the Company's Report on Form 8-K (Reg. No. 001-05725), dated November 30, 2000, and incorporated herein by reference.

10.38 First Amendment to Agreement and Plan of Merger dated November 15, 2000 between Quanex Corporation ("Company"), Quanex Five, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and Temroc Metals, Inc., a Minnesota corporation, filed as Exhibit 3.1 to the Company's Report on Form 8-K (Reg. No. 001-05725), dated November 30, 2000 and incorporated herein by reference.

10.39 Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Trailer Company dated May 1, 1963, filed as
          Exhibit 10.22 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1998 and incorporated herein by reference.

10.40 Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated May 1, 1964, filed as
          Exhibit 10.23 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1998 and incorporated herein by reference.

10.41 Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated October 1, 1965, filed as
          Exhibit 10.24 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1998 and incorporated herein by reference.

10.42 Lease Agreement between The Industrial Development Board of the City of Decatur (Alabama) and Fruehauf Corporation dated December 1, 1978, filed as Exhibit 10.25 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1998 and incorporated herein by reference.

10.43 Assignment and Assumption Agreement between Fruehauf Trailer Corporation and Decatur Aluminum Corp. (subsequently renamed Nichols Aluminum-Alabama, Inc.) dated October 9, 1998, filed as Exhibit 10.26 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1998 and incorporated herein by reference.

10.44 Agreement between The Industrial Development Board of the City of Decatur and Decatur Aluminum Corp. (subsequently renamed Nichols Aluminum-Alabama, Inc.) dated September 23, 1998, filed as Exhibit
          10.27 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1998 and incorporated herein by reference.

*21       Subsidiaries of the Registrant.

*23       Consent of Deloitte & Touche LLP.

*27       Financial Data Schedule

----------

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

(b)      Reports on Form 8-K

No Reports on Form 8-K were filed by the Company during the quarter ended October 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     QUANEX CORPORATION



By:  /s/ VERNON E. OECHSLE                               January 5, 2001
     ------------------------------
     VERNON E. OECHSLE
     Chairman of the Board and
     Chief Executive Officer
     (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ VERNON E. OECHSLE                               January 5, 2001
     ------------------------------
     VERNON E. OECHSLE
     Chairman of the Board and
     Chief Executive Officer


By:  /s/ CARL E. PFEIFFER                                January 5, 2001
     ------------------------------
     CARL E. PFEIFFER
     Director


By:  /s/ DONALD G. BARGER, JR.                           January 5, 2001
     ------------------------------
     DONALD G. BARGER, JR.
     Director


By:  /s/ VINCENT R. SCORSONE                             January 5, 2001
     ------------------------------
     VINCENT R. SCORSONE
     Director


By:  /s/ MICHAEL J. SEBASTIAN                            January 5, 2001
     ------------------------------
     MICHAEL J. SEBASTIAN
     Director


By:  /s/ RUSSELL M. FLAUM                                January 5, 2001
     ------------------------------
     RUSSELL M. FLAUM
     Director

By:  /s/ SUSAN F. DAVIS                                  January 5, 2001
     ------------------------------
     SUSAN F. DAVIS
     Director


By:  /s/ TERRY M. MURPHY                                 January 5, 2001
     ------------------------------
     TERRY M. MURPHY
     Vice President-Finance and
     Chief Financial Officer
     (Principal Financial Officer)


By:  /s/ VIREN M. PARIKH                                 January 5, 2001
     ------------------------------
     VIREN M. PARIKH
     Controller
     (Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBITS
-------   -----------------------
3.1       Restated Certificate of Incorporation of the Registrant dated as of
          November 10, 1995, filed as Exhibit 3.1 of the Registrant's Annual
          Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended
          October 31, 1995 and incorporated herein by reference.

3.2 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant dated as of February 27, 1997, filed as Exhibit 3.2 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.3       Amendment to Certificate of Designation, Preferences and Rights of
          Series A Junior Participating Preferred Stock of the Registrant dated as of April 15, 1999, filed as Exhibit 3.3 of the Registrant's Annual
          Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended
          October 31, 1999 and incorporated herein by reference.

3.4       Certificate of Correction of Amendment to Certificate of Designation,
          Preferences and Rights of Series A Junior Participating Preferred
          Stock dated as of April 16, 1999, filed as Exhibit 3.4 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.5 Amended and Restated Bylaws of the Registrant, as amended through August 26, 1999 filed as Exhibit 3 to the Registrant's Quarterly
          Report on Form 10-Q (Reg. No. 001-05725) for the fiscal quarter ended
          July 31, 1999, and incorporated herein by reference.

4.1 Form of Registrant's Common Stock certificate, filed as Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 1987, and incorporated herein by reference.

4.2       Second Amended and Restated Rights agreement dated as of April 15,
          1999, between the Registrant and American Stock Transfer & Trust Co.
          as Rights Agent, filed as Exhibit 4.1 to the Registrant's Current
          Report on Form 8-K (Reg. No. 001-05725) dated April 15, 1999, and incorporated herein by reference.

4.3       Form of Indenture relating to the Registrant's 6.88% Convertible
          Subordinated Exhibit Debentures due 2007 between the Registrant and
          Chemical Bank, as Trustee, filed as 19.2 to the Registrant's Quarterly
          Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April
          30, 1992, and incorporated herein by reference.

4.4       $250,000,000 Revolving Credit and Term Loan Agreement dated as of July
          23, 1996, among the Company, Comerica Bank, as Agent, and Harris Trust and Savings Bank and Wells Fargo Bank (Texas), NA as Co-Agents, filed as Exhibit 4.1 of the Company's Report on Form 8- K, (Reg. No.
          001-05725) dated August 9, 1996, and incorporated herein by reference.

+10.1     Quanex Corporation 1988 Stock Option Plan, as amended, and form of
          Stock Option year Agreement filed as Exhibit 10.4 to the Registrant's
          Annual Report on Form 10-K for the year ended October 31, 1988, together with the amendment filed as Exhibit 10.17 of the Registrant's
          Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 1995, and incorporated herein by reference.

+10.2     Amendment to the Quanex Corporation 1988 Stock Option Plan, dated of
          December 1997, filed as Exhibit 10.2 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October
          31, 1999 and incorporated herein by reference.

+10.3     Amendment to the Quanex Corporation 1988 Stock Option Plan, dated of
          December 9, 1999, filed as Exhibit 10.3 of the Registrant's Annual
          Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended
          October 31, 1999 and incorporated herein by reference.

+10.4 Quanex Corporation Deferred Compensation Plan, as amended and restated, dated September 29, 1999, filed as Exhibit 10.4 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.5 First Amendment to Quanex Corporation Deferred Compensation Plan, dated December 7, 1999, filed as Exhibit 10.5 of the Registrant's
          Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.6 Quanex Corporation Executive Incentive Compensation Plan, as amended and restated, dated October 12, 1995, filed as Exhibit 10.8 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.7 Quanex Corporation Supplemental Benefit Plan, as amended and restated effective June 1, 1999, filed as Exhibit 10.9 of the Registrant's
          Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference

+10.8 Form of Change in Control Agreement, between the Registrant and each executive officer of the Registrant, filed as Exhibit 10.10 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.9 Quanex Corporation 1987 Non-Employee Director Stock Option Plan, as amended, and the related form of Stock Option Agreement, filed as
          Exhibit 10.14 of the Registrant's Annual Report on Form 10-K (Reg. No.
          001-05725) for the year ended October 31, 1988, together with the amendment filed as Exhibit 10.14 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31,
          1995, and incorporated herein by reference.

+10.10    Amendment to the Quanex Corporation 1987 Non-Employee Director Stock
          Option Plan, dated December 1997, filed as Exhibit 10.13 of the
          Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.11    Amendment to the Quanex Corporation 1987 Non-Employee Director Stock
          Option Plan, dated December 9, 1999, filed as Exhibit 10.14 of the
          Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.12 Quanex Corporation 1989 Non-Employee Director Stock Option Plan, as amended, filed as Exhibit 4.4 of the Registrant's Form S-8, Registration No. 33-35128, together with the amendment filed as
          Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q (Reg.
          No. 001-05725) for the quarter ended January 31, 1995, and incorporated herein by reference.

+10.13    Amendment to the Quanex Corporation 1989 Non-Employee Director Stock
          Option Plan, dated December 1997, filed as Exhibit 10.16 of the
          Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.14    Amendment to the Quanex Corporation 1989 Non-Employee Director Stock
          Option Plan, dated December 9, 1999, filed as Exhibit 10.17 of the
          Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.15 Quanex Corporation Employee Stock Option and Restricted Stock Plan, as amended, filed as Exhibit 10.14 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1994, and incorporated herein by reference.

+10.16    Amendment to the Quanex Corporation Employee Stock Option and
          Restricted Stock Plan, dated December 1997, filed as Exhibit 10.19 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.17    Amendment to the Quanex Corporation Employee Stock Option and
          Restricted Stock Plan, dated December 9, 1999, filed as Exhibit 10.20 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

*+10.18   Amendment to the Quanex Corporation Employee Stock Option and
          Restricted Stock Plan, effective July 1, 2000.

+10.19    Retirement Agreement dated as of September 1, 1992, between the
          Registrant and Carl E. Pfeiffer, filed as Exhibit 10.20 to the
          Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1992, and incorporated herein by reference.

+10.20    Stock Option Agreement dated as of October 1, 1992, between the
          Registrant and Carl E. Pfeiffer, filed as Exhibit 10.21 to the
          Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1992, and incorporated herein by reference.

+10.21    Deferred Compensation Agreement dated as of July 31, 1992, between the
          Registrant and Carl E. Pfeiffer, filed as Exhibit 10.22 to the
          Registrant's Annual Report on Form 10- K (Reg. No. 001-05725) for the year ended October 31, 1992, and incorporated herein by reference.

+10.22    Quanex Corporation Non-Employee Director Retirement Plan, filed as
          Exhibit 10.18 of the Registrant's Annual Report on Form 10-K (Reg. No.
          001-05725) for the year ended October 31,1994, and incorporated herein by reference.

+10.23 Amendment to Quanex Corporation Non-Employee Director Retirement Plan dated May 25, 1995, filed as Exhibit 10.3 of the Registrant's
          Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the fiscal quarter ended January 31, 2000 and incorporated herein by reference.

+10.24    Quanex Corporation 1996 Employee Stock Option and Restricted Stock
          Plan, filed as Exhibit 10.19 of the Registrant's Annual Report on Form
          10-K (Reg. No. 001-05725) for the year ended October 31, 1996, and incorporated herein by reference.

+10.25    Amendment to Quanex Corporation 1996 Employee Stock Option and
          Restricted Stock Plan, dated December 1997, filed as Exhibit 10.26 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.26    Amendment to Quanex Corporation 1996 Employee Stock Option and
          Restricted Stock Plan, dated December 9, 1999, filed as Exhibit 10.27 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

+10.27    Amendment to Quanex Corporation 1996 Employee Stock Option and
          Restricted Stock Plan, effective February 23, 2000, filed as Exhibit
          10.2 of the Registrant's Quarterly Report on Form 10-Q (Reg. No.
          001-05725) for the fiscal quarter ended January 31, 2000 and incorporated herein by reference.

*+10.28   Amendment to Quanex Corporation 1996 Employee Stock Option and
          Restricted Stock Plan, effective July 1, 2000.

+10.29 Quanex Corporation Deferred Compensation Trust filed as Exhibit 4.8 of the Registrant's Registration Statement on Form S-3, Registration No.
          333-36635, and incorporated herein by reference.

+10.30    Amendment to Quanex Corporation Deferred Compensation Trust, dated
          December 9, 1999, filed as Exhibit 10.29 of the Registrant's Annual
          Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended
          October 31, 1999 and incorporated herein by reference.

+10.31 Quanex Corporation 1997 Non-Employee Director Stock Option Plan filed as Exhibit 10.21 of the Registrant's Annual Report on Form 10-K (Reg.
          No. 001-05725) for the year ended October 31, 1997 and incorporated herein by reference.

+10.32    Amendment to Quanex Corporation 1997 Non-Employee Director Stock
          Option Plan, dated December 9, 1999, filed as Exhibit 10.31 of the
          Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

*10.33 Amendment to Quanex Corporation 1997 Key Employee Stock Plan, effective July 1, 2000.

10.34     Asset Purchase Agreement dated July 31, 1996, among the Company, Piper
          Impact, Inc., a Delaware corporation, Piper Impact, Inc., a Tennessee corporation, B. F. Sammons and M. W. Robbins, filed as Exhibit 2.1 of the Company's Report on Form 8-K (Reg. No. 001-05725), dated August 9,
          1996, and incorporated herein by reference.

10.35     Stock Purchase Agreement dated April 18, 1997, by and among Niagara
          Corporation, Niagara Cold Drawn Corp., and Quanex Corporation filed as
          Exhibit 2.1 to the Company's Current Report on Form 8-K (Reg. No.
          001-05725), dated May 5, 1997, and incorporated herein by reference.

10.36     Purchase Agreement dated December 3, 1997, among Quanex Corporation,
          Vision Metals Holdings, Inc., and Vision Metals, Inc., filed as
          Exhibit 2.1 to the Company's Current Report on Form 8-K (Reg. No.
          001-05725), dated December 3, 1997, and incorporated herein by reference.

10.37 Acquisition Agreement and Plan of Merger, dated October 23, 2000, between Quanex Corporation ("Company"), Quanex Five, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and Temroc
          Metals, Inc., a Minnesota corporation, filed as Exhibit 2.1 to the Company's Report on Form 8-K (Reg. No. 001-05725), dated November 30,
          2000, and incorporated herein by reference.

10.38     First Amendment to Agreement and Plan of Merger dated November 15,
          2000 between Quanex Corporation ("Company"), Quanex Five, Inc., a
          Delaware corporation and wholly owned subsidiary of the Company, and Temroc Metals, Inc., a Minnesota corporation, filed as Exhibit 3.1 to the Company's Report on Form 8-K (Reg. No. 001-05725), dated November
          30, 2000 and incorporated herein by reference.

10.39 Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Trailer Company dated May 1, 1963, filed as
          Exhibit 10.22 of the Registrant's Annual Report on Form 10-K (Reg. No.
          001-05725) for the year ended October 31, 1998 and incorporated herein by reference.

10.40 Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated May 1, 1964, filed as
          Exhibit 10.23 of the Registrant's Annual Report on Form 10-K (Reg. No.
          001-05725) for the year ended October 31, 1998 and incorporated herein by reference.

10.41 Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated October 1, 1965, filed as
          Exhibit 10.24 of the Registrant's Annual Report on Form 10-K (Reg. No.
          001-05725) for the year ended October 31, 1998 and incorporated herein by reference.

10.42 Lease Agreement between The Industrial Development Board of the City of Decatur (Alabama) and Fruehauf Corporation dated December 1, 1978, filed as Exhibit 10.25 of the Registrant's Annual Report on Form 10-K
          (Reg. No. 001-05725) for the year ended October 31, 1998 and incorporated herein by reference.

10.43     Assignment and Assumption Agreement between Fruehauf Trailer
          Corporation and Decatur Aluminum Corp. (subsequently renamed Nichols
          Aluminum-Alabama, Inc.) dated October 9, 1998, filed as Exhibit 10.26 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1998 and incorporated herein by reference.

10.44     Agreement between The Industrial Development Board of the City of
          Decatur and Decatur Aluminum Corp. (subsequently renamed Nichols
          Aluminum-Alabama, Inc.) dated September 23, 1998, filed as Exhibit
          10.27 of the Registrant's Annual Report on Form 10-K (Reg. No.
          001-05725) for the year ended October 31, 1998 and incorporated herein by reference.

*21       Subsidiaries of the Registrant.

*23       Consent of Deloitte & Touche LLP.

*27       Financial Data Schedule

----------

+ Management Compensation or Incentive Plan

* Filed herewith