Form 10-Q
period 2001-01-31
QUANEX CORP
filed 2001-03-09
CIK 276889

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________.

                          Commission File Number 1-5725


                               QUANEX CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          38-1872178
------------------------------                          -------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                        OUTSTANDING AT JANUARY 31, 2001
---------------------------------------      -------------------------------
Common Stock, par value $0.50 per share                 13,418,102

                               QUANEX CORPORATION
                                     INDEX

                                                                        PAGE NO.
Part I.   Financial Information:

     Item 1:  Financial Statements

              Consolidated Balance Sheets - January 31, 2001 and
                 October 31, 2000.....................................    1

              Consolidated Statements of Income - Three Months
                 Ended January 31, 2001 and 2000....................      2

              Consolidated Statements of Cash Flow - Three months
                 Ended January 31, 2001 and 2000 .....................    3

              Notes to Consolidated Financial Statements..............  4 -  8

     Item 2:  Management's Discussion and Analysis of Results of
                 Operations and Financial Condition ..................  9 - 14

     Item 3:  Quantitative and Qualitative Disclosure about Market
                 Risk ................................................    15

Part II.   Other Information

     Item 1:  Legal Proceedings.......................................    16

     Item 5:  Other Information.......................................    16

     Item 6:  Exhibits and Reports on Form 8-K........................  16 - 17

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                               QUANEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               January 31,    October 31,
                                                                  2001           2000
                                                               -----------    -----------
                                                               (Unaudited)     (Audited)
ASSETS

Current assets:
  Cash and equivalents .....................................   $    18,879    $    22,409
  Accounts and notes receivable, net .......................        94,579         98,465
  Inventories ..............................................       103,625        101,274
  Deferred income taxes ....................................        12,657         12,771
  Prepaid expenses .........................................         2,553          1,027
                                                               -----------    -----------
          Total current assets .............................       232,293        235,946

Property, plant and equipment ..............................       698,771        681,992
Less accumulated depreciation and amortization .............      (354,409)      (343,744)
                                                               -----------    -----------
Property, plant and equipment, net .........................       344,362        338,248

Goodwill, net ..............................................        61,316         47,539
Other assets ...............................................        26,083         24,126
                                                               -----------    -----------
                                                               $   664,054    $   645,859
                                                               ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................   $    68,910    $    77,339
  Accrued expenses .........................................        41,751         50,189
  Income taxes payable .....................................         5,552          3,218
  Other current liabilities ................................           688           --
  Current maturities of long-term debt .....................           427            256
                                                               -----------    -----------
          Total current liabilities ........................       117,328        131,002

Long-term debt .............................................       222,492        191,657
Deferred pension credits ...................................         6,601          7,026
Deferred postretirement welfare benefits ...................         7,708          7,634
Deferred income taxes ......................................        26,232         27,620
Other liabilities ..........................................        17,369         14,423
                                                               -----------    -----------
          Total liabilities ................................       397,730        379,362

Stockholders' equity:
  Preferred stock, no par value ............................          --             --
  Common stock, $.50 par value .............................         7,065          7,110
  Additional paid-in capital ...............................       109,113        111,061
  Retained earnings ........................................       167,651        165,841
  Unearned compensation ....................................          (467)          (467)
  Accumulated other comprehensive income ...................        (2,801)          (301)
                                                               -----------    -----------
                                                                   280,561        283,244
      Less:  Common stock held by rabbi trust ..............        (1,856)        (3,349)
      Less:  Cost of shares of common stock in treasury ....       (12,381)       (13,398)
                                                               -----------    -----------
          Total stockholders' equity .......................       266,324        266,497
                                                               -----------    -----------
                                                               $   664,054    $   645,859
                                                               ===========    ===========

                               QUANEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                  Three Months Ended
                                                                      January 31,
                                                               --------------------------
                                                                  2001           2000
                                                               -----------    -----------
                                                                      (Unaudited)

Net sales ..................................................   $   193,825    $   199,294
Cost and expenses:
  Cost of sales ............................................       162,667        165,643
  Selling, general and administrative expense ..............        11,728         13,282
  Depreciation and amortization ............................        11,236         12,162
                                                               -----------    -----------
Operating income ...........................................         8,194          8,207
Other income (expense):
  Interest expense .........................................        (3,968)        (3,330)
  Capitalized interest .....................................           314            544
  Other, net ...............................................         1,130          1,002
                                                               -----------    -----------
Income before income taxes and extraordinary gain ..........         5,670          6,423
Income tax expense .........................................        (1,985)        (2,248)
                                                               -----------    -----------
Income before extraordinary gain ...........................         3,685          4,175
Extraordinary gain - early extinguishment of debt
   (net of taxes) ..........................................           372           --
                                                               -----------    -----------
Net income .................................................   $     4,057    $     4,175
                                                               ===========    ===========
Earnings per common share:
   Basic:
      Income before extraordinary gain .....................   $      0.27    $      0.29
      Extraordinary gain ...................................          0.03           --
                                                               -----------    -----------
         Total basic net earnings ..........................   $      0.30    $      0.29
                                                               ===========    ===========
   Diluted:
      Income before extraordinary gain .....................   $      0.27    $      0.29
      Extraordinary gain ...................................          0.03           --
                                                               -----------    -----------
         Total diluted net earnings ........................   $      0.30    $      0.29
                                                               ===========    ===========
Weighted average shares outstanding:
   Basic ...................................................        13,424         14,172
                                                               ===========    ===========
   Diluted .................................................        13,562         14,360
                                                               ===========    ===========
Common stock dividends per share ...........................   $      0.16    $      0.16

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                                           Three Months Ended
                                                                                               January 31,
                                                                                        --------------------------
                                                                                           2001            2000
                                                                                        -----------    -----------
                                                                                                (Unaudited)
Operating activities:
  Net income ........................................................................   $     4,057    $     4,175
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Extraordinary gain on early extinguishment of debt (net of taxes of $201) ....          (372)          --
       Depreciation and amortization ................................................        11,362         12,300
       Noncash income from derivative instruments ...................................        (1,064)          --
       Deferred income taxes ........................................................           (41)            30
       Deferred pension and postretirement benefits .................................          (351)           273

       Changes in assets and liabilities net of effects from acquisitions and dispositions:
       Decrease in accounts and notes receivable ....................................         7,210            811
       Decrease (increase) in inventory .............................................           292         (6,103)
       Increase (decrease) in accounts payable ......................................       (10,490)         4,150
       Decrease in accrued expenses .................................................        (9,819)        (9,642)
       Other, net (including income tax refund) .....................................           154          8,107
                                                                                        -----------    -----------
            Cash provided by operating activities ...................................           938         14,101

Investment activities:
  Acquisition of Golden Aluminum, net of cash acquired ..............................          --           (6,406)
  Acquisition of Temroc Metals, Inc., net of cash acquired ..........................       (17,922)          --
  Capital expenditures, net of retirements ..........................................       (11,974)       (14,458)
  Other, net ........................................................................        (1,590)          (892)
                                                                                        -----------    -----------
            Cash used by investment activities ......................................       (31,486)       (21,756)
                                                                                        -----------    -----------
            Cash used by operating and investment activities ........................       (30,548)        (7,655)

Financing activities:
  Bank borrowings, net ..............................................................        33,000          9,169
  Purchase of subordinated debentures ...............................................        (3,942)          --
  Purchase of Quanex common stock ...................................................          (364)        (3,785)
  Common dividends paid .............................................................        (2,167)        (2,296)
  Issuance of common stock, net .....................................................           800            620
  Other, net ........................................................................          (309)           (24)
                                                                                        -----------    -----------
            Cash provided by financing activities ...................................        27,018          3,684
Effect of exchange rate changes on cash and equivalents .............................          --               52
                                                                                        -----------    -----------
Decrease in cash and equivalents ....................................................        (3,530)        (3,919)
Cash and equivalents at beginning of period .........................................        22,409         25,874
                                                                                        -----------    -----------
Cash and equivalents at end of period ...............................................   $    18,879    $    21,955
                                                                                        ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ..........................................   $     4,557    $     4,390
  Cash paid during the period for income taxes ......................................   $       787    $      --
  Cash received during the period for income tax refunds ............................   $      (210)   $    (7,007)

Supplemental disclosures of non-cash investing activity:
The Company acquired the assets of Golden Aluminum in the first quarter of fiscal 2000. In conjunction with the acquisition, the following transaction took place:
  Purchase price of Golden Aluminum .................................................                  $    21,462
  Cash paid in first fiscal quarter .................................................                       (8,000)
                                                                                                       -----------
  Payable balance for acquisition as of January 31, 2000 ............................                  $    13,462
  Golden Aluminum cash acquired .....................................................                  $     1,594

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. ACCOUNTING POLICIES

The interim consolidated financial statements of Quanex Corporation and subsidiaries ("Quanex" or the "Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 2000 Annual Report on Form 10-K which is incorporated by reference. Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to 2001 classifications.

2. INVENTORIES

Inventories consist of the following:                  January 31,   October 31,
                                                           2001          2000
                                                       -----------   -----------
                                                            (In thousands)

     Raw materials ..................................  $    25,781   $    26,473
     Finished goods and work in process .............       70,750        67,981
                                                       -----------   -----------
                                                            96,531        94,454

     Other ..........................................        7,094         6,820
                                                       -----------   -----------
                                                       $   103,625   $   101,274
                                                       ===========   ===========

  The values of inventories in the consolidated balance sheets are based on the following accounting methods:

  LIFO ..............................................  $    72,888   $    69,028
  FIFO ..............................................       30,737        32,246
                                                       -----------   -----------
                                                       $   103,625   $   101,274
                                                       ===========   ===========

     With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $10 million at January 31, 2001 and October 31, 2000, respectively.

3. ACQUISITIONS

On November 30, 2000, Quanex completed the purchase of all of the capital stock of Temroc Metals, Inc., ("Temroc"), a Minnesota corporation, for approximately $22 million in cash. Temroc, as a surviving corporation, became a wholly owned subsidiary of the Company. Goodwill associated with Temroc is approximately $14 million, based on preliminary purchase accounting.

     Temroc is a leading aluminum extrusion and fabrication company based in Hamel, Minnesota where it manufactures customized aluminum extrusions and fabricated metal products for recreational vehicles, architectural products, electronics and other markets. Temroc has become part of the Company's Engineered Products Group and will continue to operate as a manufacturer of aluminum extrusions and fabricated metal products.

     To finance the acquisition, the Company borrowed against its existing $250 million unsecured revolving credit and term loan facility with a group of six banks.

4. EARNINGS PER SHARE

The computational components of basic and diluted earnings per share are as follows (shares and dollars in thousands except per share amounts):

                                                           For the Three Months Ended               For the Three Months Ended
                                                                January 31, 2001                        January 31, 2000
                                                        ------------------------------------   ------------------------------------
                                                                                       Per-                                   Per-
                                                          Income         Shares       Share      Income         Shares       Share
                                                        (Numerator)   (Denominator)   Amount   (Numerator)   (Denominator)   Amount
                                                        -----------   -------------   ------   -----------   -------------   ------
BASIC EPS
 Income before extra. gain ..........................   $     3,685          13,424   $ 0.27   $     4,175          14,172   $ 0.29
 Extra. Gain - early debt ext .......................           372                     0.03          --                       --
                                                        -----------                   ------   -----------                   ------
   Total basic net earnings .........................   $     4,057                   $ 0.30   $     4,175                   $ 0.29

EFFECT OF DILUTIVE SECURITIES
   Effect of common stock equiv. arising from
    stock options ...................................          --                11                   --                62

  Effect of common stock held by rabbi trust ........          --               127                   --               126
  Effect of conversion of
   subordinated debentures (1) ......................          --              --                     --              --

DILUTED EPS
 Income before extra. gain ..........................   $     3,685          13,562   $ 0.27   $     4,175          14,360   $ 0.29
 Extra. Gain - early debt ext .......................           372                     0.03          --                       --
                                                        -----------                   ------   -----------                   ------
   Total basic net earnings .........................   $     4,057                   $ 0.30   $     4,175                   $ 0.29

(1) Conversion of the Company's 6.88% convertible subordinated debentures into common stock is anti-dilutive for the periods presented and therefore not included in the calculation of diluted earnings per share.

5. COMPREHENSIVE INCOME ($ IN THOUSANDS)

Total comprehensive income for the three months ended January 31, 2001 and 2000 is $1,557 and $4,038, respectively. Included in comprehensive income is net income, the change in the cumulative foreign currency translation adjustment balance (for fiscal 2000 only), the change in the adjustment for minimum pension liability balance and the effective portion of the gains and losses on derivative instruments designated as cash flow hedges.

6. LONG-TERM DEBT

Long-term debt consists of the following:

                                                              January 31,   October 31,
(In thousands)                                                   2001           2000
                                                              -----------   -----------
Bank Agreement Revolver ...................................   $   143,000   $   110,000
Convertible subordinated debentures .......................        58,727        63,337
Temroc Industrial Development Revenue Bonds ...............         2,742          --
Industrial Revenue and Economic Development Bonds .........         3,275         3,275
State of Alabama Industrial Development Bonds .............         4,500         4,755
Scott County, Iowa Industrial Waste Recycling Revenue Bonds         2,800         2,800
Other .....................................................         7,875         7,746
                                                              -----------   -----------
                                                              $   222,919   $   191,913
Less maturities due within one year included in current
  liabilities .............................................           427           256
                                                              -----------   -----------
                                                              $   222,492   $   191,657
                                                              ===========   ===========

The Temroc Industrial Development Revenue Bonds were obtained as part of the acquisition of Temroc Metals, Inc. These bonds are due in annual installments through October 2012. Interest is payable semi-annually at fixed rates from 4.5% to 5.6% depending on maturity (average rate of 5.1% over the term of the bonds). These bonds are secured by a mortgage on Temroc's land and building.

8. INDUSTRY SEGMENT INFORMATION

                                   Engineered    Aluminum     Engineered               Corporate
Three Months Ended                   Steel      Mill Sheet     Products     Piper        and
January 31, 2001                      Bars      Products(3)    (4) (5)      Impact     Other (1)    Consolidated
                                   ----------   -----------   ----------   --------    ---------    ------------
                                                                 (In thousands)
Net Sales:
  To unaffiliated companies ....   $   70,063   $    74,950   $   25,963   $ 22,849    $    --      $    193,825
  Intersegment (2) .............        1,535         3,866         --         --         (5,401)           --
                                   ----------   -----------   ----------   --------    ---------    ------------
Total ..........................   $   71,598   $    78,816   $   25,963   $ 22,849    $  (5,401)   $    193,825
                                   ==========   ===========   ==========   ========    =========    ============
Operating income (loss) ........   $    7,335   $       280   $    1,933   $  1,144    $  (2,498)   $      8,194
                                   ==========   ===========   ==========   ========    =========    ============
                                   Engineered     Aluminum                             Corporate
Three Months Ended                    Steel      Mill Sheet   Engineered    Piper        And
January 31, 2000                      Bars        Products     Products    Impact(6)   Other(1)     Consolidated
                                   ----------   -----------   ----------   --------    ---------    ------------
                                                                  (In thousands)
Net Sales:
  To unaffiliated companies ....   $   78,315   $    75,762   $   18,418   $ 26,799    $    --      $    199,294
  Intersegment (2) .............        1,427         3,958         --         --         (5,385)           --
                                   ----------   -----------   ----------   --------    ---------    ------------
Total ..........................   $   79,742   $    79,720   $   18,418   $ 26,799    $  (5,385)   $    199,294
                                   ==========   ===========   ==========   ========    =========    ============
Operating income (loss) ........   $   11,835   $     2,203   $    1,847   $ (3,473)   $  (4,205)   $      8,207
                                   ==========   ===========   ==========   ========    =========    ============

(1) Included in "Corporate and Other" are intersegment eliminations and corporate expenses.

(2) Intersegment sales are conducted on an arm's length basis.

(3) Fiscal 2001 results include Nichols Aluminum - Golden operations acquired January 25, 2000.

(4) Fiscal 2001 results include Imperial Fabricated Products operations acquired April 3, 2000.

(5) Fiscal 2001 results include Temroc operations acquired November 30, 2000.

(6) Fiscal 2000 results include Piper Europe operations, which was disposed of in July 2000.

9. STOCK REPURCHASE PROGRAM - TREASURY STOCK

In December 1999, Quanex announced that its board of directors approved a program to repurchase up to 2 million shares of the Company's common stock in the open market or in privately negotiated transactions. During the three months ended January 31, 2001, the Company repurchased 20,000 shares at a cost of $364 thousand. These shares were not canceled, but instead were treated as treasury stock of the Company.

     The cumulative cost of shares acquired as treasury shares, net of shares reissued, is $12.4 million as of January 31, 2001 and is reflected as a reduction of stockholders' equity in the balance sheet.

10. EXTRAORDINARY ITEM

During the period ended January 31, 2001, the Company accepted unsolicited block offers to buy back $4.6 million principal amount of the 6.88% Convertible Subordinated Debentures for $3.9 million in cash. An after tax extraordinary gain of $372 thousand was recorded on this transaction. The principal amount of the convertible subordinated debentures outstanding as of January 31, 2001 was $58,727,300.

11. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

METAL EXCHANGE FORWARD CONTRACTS

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

     As of January 31, 2001, open forward contracts have maturity dates extending through October 2003. At January 31, 2001 these contracts covered notional volumes of 23,699,669 pounds and had fair values of approximately $800 thousand (gain), which is recorded as a derivative asset in the financial statements.

     Gains and losses related to the forward contracts that are reported in other comprehensive income will be reclassified into earnings in the periods in which the related inventory is sold. As of January 31, 2001, losses of approximately $274 thousand ($167 thousand net of taxes) are expected to be reclassified from other comprehensive income into earnings over the next twelve months. Gains and losses on these contracts, including amounts recorded related to hedge ineffectiveness, are reflected in "Cost of Sales" in the income statement. A net gain of $1.3 million was recognized in "Cost of sales" during the period ending January 31, 2001 representing the amount of the hedges' ineffectiveness.

INTEREST SWAP AGREEMENT

     In fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement to fixed rate. The Company's risk management policy related to these swap agreements is to hedge the exposure to interest rate movements on a portion of its long-term debt. Under the swap agreements, payments are made based on a fixed rate ($50 million at 7.025% and $50 million at 6.755%) and received on a LIBOR based variable rate (5.60% at January 31, 2001). Differentials to be paid or received under the agreements are recognized as interest expense. The agreements mature in 2003. The Company has designated the interest rate swap agreements as cash flow hedges of future interest payments on its variable rate long-term debt.

     On November 1, 2000, the Company recorded a derivative liability of $918 thousand, representing the fair value of the swaps as of that date. A corresponding amount, net of income taxes of $358 thousand, was recorded to other comprehensive income.

     The fair value of the swaps as of January 31, 2001 was a loss of $4.0 million, which is recorded as a derivative liability. Gains and losses related to the swap agreements will be reclassified into earnings in the periods in which the related hedged interest payments are made. As of January 31, 2001, losses of approximately $1.6 million ($971 thousand net of taxes) are expected to be reclassified into earnings over the next twelve months. Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, will be reflected in "other income and expense" in the income statement. A net loss of $193 thousand was recorded in other income and expense in the period ending January 31, 2001 representing the amount of the hedge's ineffectiveness.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The discussion and analysis of Quanex Corporation and its subsidiaries' (the "Company"'s) financial condition and results of operations should be read in conjunction with the January 31, 2001 and October 31, 2000 Consolidated Financial Statements of the Company and the accompanying notes.

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

RESULTS OF OPERATIONS

OVERVIEW

Summary Information as % of Sales:  (Dollars in millions)

                                            THREE MONTHS ENDED JANUARY 31,
                                              2001                 2000
                                         ----------------     ----------------
                                         Dollar    % of       Dollar     % of
                                         Amount    Sales      Amount     Sales
                                         ------    ------     ------    ------
Net Sales ............................   $193.8       100%    $199.3       100%
  Cost of Sales ......................    162.7        84      165.6        83
  Sell., gen. and admin ..............     11.7         6       13.3         7
  Deprec. and amort ..................     11.2         6       12.2         6
                                         ------    ------     ------    ------
Operating Income .....................      8.2         4%       8.2         4%
Interest Expense .....................     (3.9)       (2)      (3.3)       (1)
Capitalized Interest .................       .3         0         .5         0
Other, net ...........................      1.1         1        1.0         0
Income tax expense ...................     (2.0)       (1)      (2.2)       (1)
                                         ------    ------     ------    ------
Income from continuing operations ....   $  3.7         2%    $  4.2         2%
                                         ======               ======

During the period ended January 31, 2001, the Company experienced slower demand for automotive, building and construction products. The first quarter of the fiscal year is historically the Company's slowest due to the seasonal nature of our markets, holiday shutdowns and fewer production days. This year's first quarter was made more difficult due to the slow economy, particularly in the manufacturing area, and a harsher winter than has been experienced in the last few years. When compared to business activity this time last year, demand now is certainly weaker across all product lines.

BUSINESS SEGMENTS

    The following table sets forth selected operating data for the Company's four business segments:

                                                         Three Months Ended
                                                             January 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
                                                            (In thousands)

ENGINEERED STEEL BARS:
  Net sales .......................................    $   71,598    $   79,742
  Operating income ................................         7,335        11,835
  Deprec. and amort ...............................         5,235         4,926
  Identifiable assets .............................    $  263,335    $  250,439

ALUMINUM MILL SHEET PRODUCTS:(1)
  Net sales .......................................    $   78,816    $   79,720
  Operating income ................................           280         2,203
  Deprec. and amort ...............................         3,589         3,341
  Identifiable assets .............................    $  229,331    $  230,421

ENGINEERED PRODUCTS: (2) (3)
  Net sales .......................................    $   25,963    $   18,418
  Operating income ................................         1,933         1,847
  Deprec. and amort ...............................         1,222           773
  Identifiable assets .............................    $   88,600    $   45,374

PIPER IMPACT: (4)
  Net sales .......................................    $   22,849    $   26,799
  Operating income (loss) .........................         1,144        (3,473)
  Deprec. and amort ...............................         1,050         3,071
  Identifiable assets .............................    $   52,420    $  160,250

(1) Fiscal 2001 results include Nichols Aluminum - Golden operations acquired January 25, 2000.

(2) Fiscal 2001 results include Imperial Fabricated Products operations acquired April 3, 2000.

(3)  Fiscal 2001 results include Temroc's operations acquired November 30, 2000.

(4) Fiscal 2000 results include Piper Europe operations which was disposed of in July, 2000.

FISCAL QUARTER ENDED JANUARY 31, 2001 VS. 2000

NET SALES - Consolidated net sales for the three months ended January 31, 2001 were $193.8 million, representing a decrease of $5.5 million, or 3%, when compared to consolidated net sales for the same period in 2000. All operating segments, with the exception of the engineered products group, experienced decreased net sales.

     Net sales from the Company's engineered steel bar business for the three months ended January 31, 2001, were $71.6 million representing a decrease of $8.1 million, or 10%, when compared to the same period last year. This decrease was principally due to lower sales volume resulting from weaker markets in the transportation and capital goods industry. The business continued to experience pricing pressures; however the overall average sales price showed some improvement due to the increased volume of MACPLUS, a value added product, as compared to the same period during the prior year.

     Net sales from the Company's aluminum mill sheet products business for the three months ended January 31, 2001, were $78.8 million, representing a decrease of $0.9 million, or 1%, when compared to the same period last year. The quarter ending January 31, 2001, included the results of Nichols Aluminum Golden which was acquired January 25, 2000. The decrease in net sales was largely due to lower sales volume. The decline in sales volume was a result of more severe winter weather than was experienced in the prior year, as well as a general economic slowdown which negatively affected the building and construction markets.

     Net sales from the Company's engineered products business for the three months ended January 31, 2001, were $26.0 million, representing an increase of $7.5 million, or 41%, when compared to the same period last year. The increase was largely due to the contributions from Imperial Fabricated Products ("Imperial"), which was acquired in April 2000, and Temroc Metals, Inc. ("Temroc"), acquired November 30, 2000. Additionally, the group's net sales benefited from the capital expansion project at AMSCO which was completed in November 2000.

     Net sales from the Company's Piper Impact business for the three months ended January 31, 2001, were $22.8 million, representing a decrease of $4.0 million, or 15%, when compared to the same period last year. Net sales for the period ending January 31, 2000 included sales from Piper Impact Europe which was sold in July of 2000. Comparable net sales of Piper's operations excluding Piper Europe improved 13% over the prior year as a result of increased sales volumes of aluminum airbags as well as obtaining new business for recreational products.

     OPERATING INCOME - Consolidated operating income for the three months ended January 31, 2001 remained flat at $8.2 million when compared to the same period last year. The lower operating income results at the Company's engineered steel bar and aluminum mill sheet businesses were offset by improved operating results at the engineered products and Piper Impact businesses as well as lower expenses at corporate and other.

     Operating income from the Company's engineered steel bar business for the three months ended January 31, 2001, was $7.3 million, representing a decrease of $4.5 million, or 38%, when compared to the same period last year. This decrease was due largely to lower net sales resulting from the slowing demand in the transportation and capital goods markets. The lower scrap prices helped offset some of the impact of reduced volume. The business also experienced increased utility costs as energy prices rose and higher outside processing costs with the increased MACPLUS volume.

     Operating income from the Company's aluminum mill sheet products business for the three months ended January 31, 2001, was $0.3 million, representing a decrease of $1.9 million, or 87%, when compared to the same period last year. The decline resulted from lower sales volumes and higher energy costs.

     Operating income from the Company's engineered products business for the three months ended January 31, 2001, was $1.9 million, compared to $1.8 million in the same period last year. The operating results of Imperial, acquired in April of 2000 and Temroc, acquired November 30, 2000, contributed partly to the improved operating income for the period ending January 31, 2001.

     Operating income from the Company's Piper Impact business for the three months ended January 31, 2001 was $1.1 million, compared to operating losses of $3.5 million for the same prior year period. The prior year's results included the operating loss of Piper Impact Europe which was sold in July of 2000. Comparative operating income excluding Piper Europe improved 145% from the prior year's results. This improvement is a result of increased volume and net sales as well as lower costs resulting from the cellular manufacturing and cost cutting efforts. Additionally, depreciation expense declined with the reduced asset base, which resulted from the asset impairment charge recorded in the fourth quarter of fiscal 2000.

     In addition to the four operating segments mentioned above, operating expenses for corporate and other, for the three months ended January 31, 2001, were $2.5 million, compared to $4.2 million, for the same period last year. Included in corporate and other are the corporate office expenses, impact of LIFO valuation method of inventory accounting and intersegment eliminations as well as an intercompany gain from derivative instruments. (See Note 2 to the financial statements regarding LIFO valuation method of inventory accounting.)

     Effective November 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. (See Note 11 to the financial statements.) The impact of this statement on operating income in the period ended January 31, 2001 was a gain of $1.3 million. An additional expense of $0.2 million was recorded in other income and expense.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased by $1.6 million, or 12%, for the three months ended January 31, 2001, as compared to the same period of last year. The decline largely resulted from the sale of Piper Impact Europe, as well as cost cutting measures at the remaining Piper Impact facilities. Corporate office expenses were also down compared to the prior year. These lower costs were partially offset by the expenses at the newly acquired Imperial and Temroc operations.

     DEPRECIATION AND AMORTIZATION decreased by $0.9 million, or 8%, for the three months ended January 31, 2001, as compared to the same period of last year. The engineered steel bar, aluminum mill sheet products and engineered products business all had increased depreciation due to recently completed capital projects as well as the acquisitions of Nichols Aluminum Golden, Imperial and Temroc. This increase was more than offset, however, by the decreased depreciation at Piper Impact which resulted from the sale of Piper Impact Europe as well as the asset impairment charge taken in the fourth quarter of the prior fiscal year.

     INTEREST EXPENSE increased by $638 thousand or 19% for the three months ended January 31, 2001, as compared to the same fiscal period of 2000. The increase was primarily due to the additional borrowings made during the period to finance the acquisition of Temroc as well as the purchase of company stock and subordinated debentures. (See Notes 3, 9 and 10 to the financial statements.)

     CAPITALIZED INTEREST decreased by $230 thousand for the three months ended January 31, 2001, as compared to the same periods of 2000 due to the completion of the Phase V expansion project at MACSTEEL(R) in December 2000.

     OTHER, NET increased $128 thousand for the three months ended January 31, 2001, as compared to the same periods of 2000 primarily as a result of increased investment income. This increase was partially offset by a charge recorded for the interest rate swaps as a result of adopting SFAS No. 133. (See Note 11 for further explanation.)

     NET INCOME was $4.1 million for the three months ended January 31, 2001, compared to $4.2 million for the same periods of 2000. In addition to the items mentioned above, the three month period ended January 31, 2001 included an extraordinary gain of $372 thousand on the purchase of subordinated debentures.

OUTLOOK

The Company's first quarter is historically its least profitable quarter of each fiscal year due to the seasonal nature of its markets, holiday shutdowns and fewer production days. However, the slow economy, particularly in the manufacturing area, and a harsher winter than those experienced during the last few years made the first quarter of fiscal 2001 more difficult. The Company continues to experience slower demand in the automotive, capital goods, building and construction markets. When compared with the business activity this time last year, the Company's primary markets are expected to be down significantly during the second quarter. Hence, the Company's operating results for the second quarter of fiscal 2001 are expected to be well below those reported for the same period last year.

   While Piper Impact showed a significant improvement for the period ended January 31, 2001 as compared to the same prior year period in volume, net sales and costs, the aluminum air bag component business is expected to continue to decline. Piper is developing new products that it hopes will replace this business; however, the results are slow. In light of this expected decline, an asset impairment charge was taken in the fourth quarter of fiscal 2000. The Company is continuing to evaluate other strategic alternatives for this business, including its possible sale.

   Although, the Company is optimistic about the business returning to more normal levels as the year progresses, the domestic and global market factors and the slowing economy would affect demand and pricing for many of its products. Continuing global pricing pressures in the Engineered Steel Bar business and the impact of falling consumer confidence level on automotive, building and construction markets will offer significant challenges to our operations in maintaining sales levels and gross margins for the balance of the fiscal year 2001. Achieving earnings levels similar to those reported for the second half of fiscal 2000 will depend on, among other things, whether the strength of the economy improves together with the markets which the Company serves, successful new product developments at Piper Impact and the Engineered Products businesses, and whether the fiscal 2000 margin levels at the Aluminum Mill Sheet Products business can be sustained.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $250 million unsecured Revolving Credit and Term Loan Agreement ("Bank Agreement"). At January 31, 2001, the Company had $143 million borrowed under the Bank Agreement. This represents a $33 million increase over October 31, 2000 borrowing levels. The borrowings were primarily used to finance the acquisition of Temroc (see Note 3 to the financial statements) and to repurchase $4.6 million principal amount of the Company's subordinated debentures. There have been no significant changes to the terms of the Company's debt structure during the three month period ended January 31, 2001. (See Note 6 to the financial statements for detail regarding the outstanding borrowings under the Company's various facilities)

     At January 31, 2001, the Company had commitments of approximately $29 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.

     During the first three months of fiscal 2001, the Company accepted unsolicited block offers to buy back $4.6 million principal amount of the 6.88% Convertible Subordinated Debentures for $3.9 million in cash.

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

OPERATING ACTIVITIES

     Cash provided by operating activities during the three months ended January 31, 2001 decreased by $13.2 million compared to the same three month period of 2000. The decrease was a result of the following items:

1) The period ended January 31, 2000 included a $7.0 million tax refund resulting from overpayment of estimated taxes in fiscal 1999, compared to a $210 thousand refund received in the same period of 2001.

2) The period ended January 31, 2001 included higher working capital requirements as compared to the same period of the prior year.

3) Despite the fact that net income was flat in the period ended January 31, 2001 as compared to the same prior year period, the current year's net income included lower depreciation expense and $1.1 million of non-cash income from the adoption of SFAS No. 133. (See Note 11 for further discussion of SFAS No. 133.)

INVESTMENT ACTIVITIES

     Net cash used by investment activities during the three months ended January 31, 2001 was $31.5 million compared to $21.8 million for the same period of 2000. Fiscal 2001 cash used by investment activities included cash paid for the acquisition of Temroc totaling $17.9 million, net of cash acquired. Fiscal 2000 cash used by investing activities included cash paid for the acquisition of Nichols Aluminum Golden totaling $6.4 million, net of cash acquired. Capital expenditures and other investment activities decreased $1.8 million in the three month period ended January 31, 2001 as compared to the same period of 2000. The Company estimates that fiscal 2001 capital expenditures will total approximately $55 to 60 million.

FINANCING ACTIVITIES

     Net cash provided by financing activities for the three months ended January 31, 2001 was $27.0 million, compared to $3.7 million for the same prior year period. The Company's net borrowings were $33.0 million during the first three months of fiscal 2001, compared to $9.2 million during the same period last year. During the three months ended January 31, 2001, the Company paid $3.9 million to purchase $4.6 million principal amount of subordinated debentures. Also, during the three months ended January 31, 2001, the Company paid $364 thousand to repurchase 20,000 shares of it's own common stock; however, in the same period last year, it paid $3.8 million to repurchase approximately 157,000 shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Effective November 1, 2000, the Company adopted SFAS No. 133, which requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. The Company utilizes certain "derivative instruments" to manage its exposure to market risk. Prior to the adoption of SFAS No. 133, these derivative instruments were not recorded in the financial statements until their settlement. (See Note 11 for further discussion.)

     The following discussion of the Company and its subsidiaries' exposure to various market risks contains "forward looking statements" that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to the Company. Nevertheless, because of the inherent unpredictability of interest rates and metal commodity prices as well as other factors, actual results could differ materially from those projected in such forward looking information.

     The Company holds certain floating-rate obligations. The exposure of these obligations to increases in short-term interest rates is limited by interest rate swap agreements entered into by the Company. These swap agreements effectively fix the interest rate on most of the Company's variable rate debt, thus limiting the potential impact that increasing interest rates would have on earnings. At October 31, 2000 (prior to the adoption of SFAS No. 133) the unrealized losses related to the interest rate swap agreements were $918 thousand. As of January 31, 2001, a liability of $4.0 million related to the interest rate swap agreements was recorded in the financial statements. If the floating rates were to change by 10% from January 31, 2001 levels, the fair market value of these swaps would change by approximately $1.1 million. It should be noted that any change in value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

     The Company uses futures contracts to hedge a portion of its exposure to price fluctuations of aluminum. The exposure is related to the Company's backlog of aluminum sales orders with committed prices as well as future aluminum sales for which a sales price increase would lag a raw material cost increase. Hedging gains and losses are included in "Cost of sales" in the income statement. Prior to the adoption of SFAS No. 133, gains and losses related to open contracts were unrealized and not reflected in the consolidated statements of income. At October 31, 2000, the Company had open futures contracts with unrealized losses of $372 thousand. As of January 31, 2001, (after the adoption of SFAS No. 133) the Company had open futures contracts with fair values of approximately $800 thousand which was recorded as a derivative asset. At October 31, 2000 and January 31, 2001, these contracts covered a notional volume of 25,738,940 and 23,699,669 pounds of aluminum, respectively. A hypothetical 10% change from the January 31, 2001 average London Metal Exchange ("LME") ingot price of $.730 per pound would increase or decrease the unrealized pretax gains/losses related to these contracts by approximately $1.7 million. However, it should be noted that any change in the value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the cost of purchased aluminum scrap.

     Other than the items mentioned above, there were no other material quantitative or qualitative changes during the first three months of fiscal 2001 in the Company's market risk sensitive instruments.

                          PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On or about August 2, 1999, the United States District Court for the Southern District of Texas entered a consent decree resolving the federal government's allegations that the Company and Vision Metals, Inc. had violated water discharge requirements at the Company's former tube plant in Rosenberg, Texas. The consent decree required the Company to pay in three installments an aggregate civil penalty of $466,421 plus interest. Pursuant to the purchase agreement by which Vision Metals acquired the Rosenberg facility and assumed certain environmental liabilities, Vision Metals acknowledged its responsibility for the penalty and made the first two payments, which totaled $310,946 plus interest. Because Vision Metals filed a bankruptcy petition on or about November 13, 2000, it was necessary for the Company to make the final scheduled payment of $155,475 plus interest on February 28, 2001. The Company's obligations under the consent decree terminated upon payment of the total penalty.

ITEM 5 - OTHER INFORMATION

On February 22, 2001 the Company announced that Raymond A. Jean was named president and chief executive officer. Mr. Jean was also elected to the board of directors.

   Prior to joining Quanex, Mr. Jean was corporate vice president and a member of the board of directors for Amsted Industries, a diversified, privately held manufacturer of railroad, vehicular, building, and general industrial products. He will remain a member of the board of directors for Amsted Industries.

     Prior to joining Amsted Industries, through its acquisition of Varlen Corporation in August 1999, Mr. Jean had served as president and CEO of this NASDAQ-traded company, a leading manufacturer of engineered components for transportation markets.

     Mr. Jean, 58, holds a B. S. in engineering physics from the University of Maine and a M. B. A. from the University of Chicago.

     Mr. Jean replaces Vernon E. Oechsle who previously announced his intent to retire. Mr. Oechsle will continue as chairman of the board for a brief transition period.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits

  Exhibit 10.1 Amendment and Restatement of Quanex Corporation Employee Savings Plan dated December 28, 2000, effective January 1, 1998.

  Exhibit 10.2 First Amendment to Quanex Corporation Employee Savings Plan, effective January 1, 2001.

  Exhibit 10.3 Amended and Restated Piper Impact 401(k) Plan dated effective January 1, 1998.

  Exhibit 10.4 First Amendment to Piper Impact 401(k) Plan dated effective January 1, 1999.

  Exhibit 10.5 Second Amendment to Piper Impact 401(k) Plan dated effective January 1, 2001.

As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed with this Quarterly Report on Form 10-Q certain instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Registrants and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

b)  Reports on Form 8-K

A report on Form 8-K was filed by the Company on December 8, 2000 regarding the acquisition of Temroc Metals, Inc. On November 30, 2000, pursuant to an Acquisition Agreement and Plan of Merger ("Agreement") dated October 23, 2000, between Quanex Corporation ("Parent" or "Company"), Quanex Five, Inc., a Delaware corporation and wholly owned subsidiary of Parent ("Sub"), and Temroc Metals, Inc., a Minnesota corporation ("Temroc"), the Company completed the merger between Sub and Temroc, whereby Temroc, as a surviving corporation, became a wholly owned subsidiary of the Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               QUANEX CORPORATION


                                         /s/ Viren M. Parikh
                                         ---------------------------------------
                                         Viren M. Parikh
Date:  March 9, 2001                     Controller (Chief Accounting Officer)

                                         /s/ Terry M. Murphy
                                         ---------------------------------------
                                         Terry M. Murphy
                                         Vice President - Finance and Chief
Date:  March 9, 2001                     Financial Officer

                                Index to Exhibits

   Exhibit
   Number                Description of Exhibits
   -------               -----------------------

  Exhibit 10.1 Amendment and Restatement of Quanex Corporation Employee Savings Plan dated December 28, 2000, effective January 1, 1998.

  Exhibit 10.2 First Amendment to Quanex Corporation Employee Savings Plan, effective January 1, 2001.

  Exhibit 10.3 Amended and Restated Piper Impact 401(k) Plan dated effective January 1, 1998.

  Exhibit 10.4 First Amendment to Piper Impact 401(k) Plan dated effective January 1, 1999.

  Exhibit 10.5 Second Amendment to Piper Impact 401(k) Plan dated effective January 1, 2001.