Form 10-Q
period 2001-04-30
QUANEX CORP
filed 2001-06-11
CIK 276889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001

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



       Registrant's telephone number, including area code: (713) 961-4600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                          ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                             Outstanding at April 30, 2001
---------------------------------------            -----------------------------
Common Stock, par value $0.50 per share                     13,370,302

                               QUANEX CORPORATION
                                      INDEX




                                                                                           Page No.
                                                                                           --------
Part I.   Financial Information:

        Item 1:  Financial Statements

                     Consolidated Balance Sheets - April 30, 2001 and
                        October 31, 2000 ............................................         1

                     Consolidated Statements of Income - Three and Six Months
                        Ended April 30, 2001 and 2000 ...............................         2

                     Consolidated Statements of Cash Flow - Six Months
                        Ended April 30, 2001 and 2000 ...............................         3

                     Notes to Consolidated Financial Statements .....................       4 - 10

        Item 2:  Management's Discussion and Analysis of Results of
                     Operations and Financial Condition .............................      11 - 17

        Item 3:  Quantitative and Qualitative Disclosure about Market
                     Risk ...........................................................        18

Part II.  Other Information

        Item 4:  Submission of Matters to a Vote of Security Holders ................        19

        Item 5:  Other Information...................................................      19 - 20

        Item 6:  Exhibits and Reports on Form 8-K....................................        20

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               QUANEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                    April 30,        October 31,
                                                                      2001              2000
                                                                   -----------       -----------
                                                                   (Unaudited)        (Audited)
ASSETS

Current assets:
  Cash and equivalents .....................................        $  17,332         $  22,409
  Accounts and notes receivable, net .......................          104,600            98,465
  Inventories ..............................................           98,880           101,274
  Deferred income taxes ....................................           12,657            12,771
  Other current assets .....................................            2,355             1,027
                                                                    ---------         ---------
          Total current assets .............................          235,824           235,946

Property, plant and equipment ..............................          712,790           681,992
Less accumulated depreciation and amortization .............         (364,482)         (343,744)
                                                                    ---------         ---------
Property, plant and equipment, net .........................          348,308           338,248

Goodwill, net ..............................................           60,720            47,539
Other assets ...............................................           25,284            24,126
                                                                    ---------         ---------

                                                                    $ 670,136         $ 645,859
                                                                    =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................        $  74,771         $  77,339
  Accrued expenses .........................................           45,735            50,189
  Income taxes payable .....................................            1,815             3,218
  Other current liabilities ................................            2,153                --
  Current maturities of long-term debt .....................              421               256
                                                                    ---------         ---------
          Total current liabilities ........................          124,895           131,002

Long-term debt .............................................          221,578           191,657
Deferred pension credits ...................................            5,882             7,026
Deferred postretirement welfare benefits ...................            7,701             7,634
Deferred income taxes ......................................           26,096            27,620
Other liabilities ..........................................           17,544            14,423
                                                                    ---------         ---------
          Total liabilities ................................          403,696           379,362

Stockholders' equity:
  Preferred stock, no par value ............................               --                --
  Common stock, $.50 par value .............................            7,065             7,110
  Additional paid-in capital ...............................          109,113           111,061
  Retained earnings ........................................          169,727           165,841
  Unearned compensation ....................................           (1,197)             (467)
  Accumulated other comprehensive income ...................           (3,193)             (301)
                                                                    ---------         ---------
                                                                      281,515           283,244
      Less:  Common stock held by rabbi trust ..............           (1,873)           (3,349)
      Less:  Cost of shares of common stock in treasury ....          (13,202)          (13,398)
                                                                    ---------         ---------
          Total stockholders' equity .......................          266,440           266,497
                                                                    ---------         ---------

                                                                    $ 670,136         $ 645,859
                                                                    =========         =========

                               QUANEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                   Three Months Ended                   Six Months Ended
                                                                        April 30,                           April 30,
                                                               ---------------------------         ---------------------------
                                                                 2001              2000               2001              2000
                                                               ---------         ---------         ---------         ---------
                                                                       (Unaudited)                         (Unaudited)

Net sales .............................................        $ 213,758         $ 243,271         $ 407,583         $ 442,565
Cost and expenses:
  Cost of sales .......................................          179,761           200,655           342,428           366,298
  Selling, general and administrative expense .........           12,968            12,856            24,696            26,138
  Depreciation and amortization .......................           11,185            12,909            22,421            25,071
                                                               ---------         ---------         ---------         ---------
Operating income ......................................            9,844            16,851            18,038            25,058
Other income (expense):
  Interest expense ....................................           (4,122)           (4,020)           (8,283)           (7,350)
  Capitalized interest ................................              432               647               746             1,191
  Other, net ..........................................              444               307             1,767             1,309
                                                               ---------         ---------         ---------         ---------
Income before income taxes and extraordinary gain .....            6,598            13,785            12,268            20,208
Income tax expense ....................................           (2,309)           (4,756)           (4,294)           (7,004)
                                                               ---------         ---------         ---------         ---------
Income before extraordinary gain ......................            4,289             9,029             7,974            13,204
Extraordinary gain - early extinguishment of debt
(net of taxes) ........................................               --               358               372               358
                                                               ---------         ---------         ---------         ---------
Net income ............................................        $   4,289         $   9,387         $   8,346         $  13,562
                                                               =========         =========         =========         =========

Earnings per common share:
   Basic:
      Income before extraordinary gain ................        $    0.32         $    0.66         $    0.59         $    0.95
      Extraordinary gain ..............................               --              0.02              0.03              0.02
                                                               ---------         ---------         ---------         ---------
         Total basic net earnings .....................        $    0.32         $    0.68         $    0.62         $    0.97
                                                               =========         =========         =========         =========

   Diluted:
      Income before extraordinary gain ................        $    0.32         $    0.61         $    0.59         $    0.91
      Extraordinary gain ..............................               --              0.02              0.03              0.02
                                                               ---------         ---------         ---------         ---------
         Total diluted net earnings ...................        $    0.32         $    0.63         $    0.62         $    0.93
                                                               =========         =========         =========         =========

Weighted average shares outstanding:
   Basic ..............................................           13,389            13,774            13,407            13,975
                                                               =========         =========         =========         =========
   Diluted ............................................           13,481            16,118            13,523            16,406
                                                               =========         =========         =========         =========

Common stock dividends per share ......................        $    0.16         $    0.16         $    0.32         $    0.32

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)


                                                                                             Six Months Ended
                                                                                                 April 30,
                                                                                        ---------------------------
                                                                                          2001              2000
                                                                                        ---------         ---------
                                                                                                (Unaudited)
Operating activities:
  Net income ...................................................................        $   8,346         $  13,562
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Extraordinary gain on early extinguishment of debt (net of taxes) .......             (372)             (358)
       Depreciation and amortization ...........................................           22,675            25,340
       Deferred income taxes ...................................................           (1,801)              159
       Deferred pension and postretirement benefits ............................           (1,077)              636

       Changes in assets and liabilities net of effects from acquisitions and dispositions:
       Increase in accounts and notes receivable ...............................           (2,811)          (21,989)
       Decrease (increase) in inventory ........................................            5,037           (11,004)
       Increase (decrease) in accounts payable .................................           (4,629)            9,634
       Decrease in accrued expenses ............................................           (5,835)           (6,330)
       Other, net (including income tax refund) ................................           (1,273)            7,867
                                                                                        ---------         ---------
            Cash provided by operating activities ..............................           18,260            17,517

Investment activities:
  Acquisition of Golden Aluminum, net of cash acquired .........................               --           (20,148)
  Acquisition of Imperial Products, Inc., net of cash acquired .................               --           (15,303)
  Acquisition of Temroc Metals, Inc., net of cash acquired .....................          (17,922)               --
  Capital expenditures, net of retirements .....................................          (26,485)          (24,770)
  Other, net ...................................................................           (1,094)           (1,727)
                                                                                        ---------         ---------
            Cash used by investment activities .................................          (45,501)          (61,948)
                                                                                        ---------         ---------
            Cash used by operating and investment activities ...................          (27,241)          (44,431)

Financing activities:
  Bank borrowings, net .........................................................           32,000            69,473
  Purchase of subordinated debentures ..........................................           (3,942)           (9,586)
  Purchase of Quanex common stock ..............................................           (1,990)          (14,204)
  Common dividends paid ........................................................           (4,322)           (4,521)
  Issuance of common stock, net ................................................            1,530               619
  Other, net ...................................................................           (1,112)              (51)
                                                                                        ---------         ---------
            Cash provided by financing activities ..............................           22,164            41,730
Effect of exchange rate changes on cash and equivalents ........................               --               167
                                                                                        ---------         ---------
Decrease in cash and equivalents ...............................................           (5,077)           (2,534)
Cash and equivalents at beginning of period ....................................           22,409            25,874
                                                                                        ---------         ---------
Cash and equivalents at end of period ..........................................        $  17,332         $  23,340
                                                                                        =========         =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .....................................        $   7,642         $   6,440
  Cash paid during the period for income taxes .................................        $   6,472         $   4,254
  Cash received during the period for income tax refunds .......................        $    (210)        $  (7,007)

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

2.   Inventories

         Inventories consist of the following:


                                                     April 30,       October 31,
                                                       2001              2000
                                                     ---------       -----------
                                                           (In thousands)
Raw materials ...............................        $  25,248        $  26,473
Finished goods and work in process ..........           66,588           67,981
                                                     ---------        ---------
                                                        91,836           94,454
Other .......................................            7,044            6,820
                                                     ---------        ---------
                                                     $  98,880        $ 101,274
                                                     =========        =========

         The values of inventories in the consolidated balance sheets are based on the following accounting methods:

LIFO ........................................        $  69,226        $  69,028
FIFO ........................................           29,654           32,246
                                                     ---------        ---------
                                                     $  98,880        $ 101,274
                                                     =========        =========



With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $10 million at April 30, 2001 and October 31, 2000, respectively.

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

4.   Earnings Per Share

     The computational components of basic and diluted earnings per share are as follows (shares and dollars in thousands except per share amounts):


                                               For the Three Months Ended                     For the Three Months Ended
                                                      April 30, 2001                                April 30, 2000

                                                                          Per-                                           Per-
                                           Income         Shares          Share          Income          Shares          Share
                                         (Numerator)   (Denominator)     Amount        (Numerator)    (Denominator)     Amount
                                         -----------   -------------     -------       -----------    -------------     -------

BASIC EPS
 Income before extra. gain                 $ 4,289         13,389        $  0.32        $   9,029         13,774        $0.66
 Extra. Gain - early debt ext.                  --                            --              358                         .02
                                           -------                       -------        ---------                       -----
   Total basic net earnings                $ 4,289                       $  0.32        $   9,387                       $0.68

EFFECT OF DILUTIVE SECURITIES

 Effect of common stock equiv.
   arising from stock options                   --              8                              --              6

  Effect of common stock held
   by rabbi trust                               --             84                              --            147

  Effect of conversion of
   subordinated debentures(1)                   --             --                             813          2,191

DILUTED EPS
 Income before extra. gain                 $ 4,289         13,481        $  0.32        $   9,842         16,118        $0.61
 Extra. Gain - early debt ext.                  --                            --              358                         .02
                                           -------                       -------        ---------                       -----
   Total basic net earnings                $ 4,289                       $  0.32        $  10,200                       $0.63



                                                For the Six Months Ended                       For the Six Months Ended
                                                      April 30, 2001                                April 30, 2000

                                                                          Per-                                           Per-
                                           Income         Shares          Share          Income          Shares          Share
                                         (Numerator)   (Denominator)     Amount        (Numerator)    (Denominator)     Amount
                                         -----------   -------------     -------       -----------    -------------     -------
BASIC EPS
 Income before extra. gain                 $ 7,974         13,407        $  0.59        $  13,204         13,975        $0.95
 Extra. Gain - early debt ext.                 372                          0.03              358                         .02
                                           -------                       -------        ---------                       -----
   Total basic net earnings                $ 8,346                       $  0.62        $  13,562                       $0.97

EFFECT OF DILUTIVE SECURITIES
 Effect of common stock equiv.
   arising from stock options                   --             10                              --             29

 Effect of common stock held
   by rabbi trust                               --            106                              --            136

 Effect of conversion of
   subordinated debentures(1)                   --             --                           1,680          2,266

DILUTED EPS
 Income before extra. gain                 $ 7,974         13,523        $  0.59        $  14,884         16,406        $0.91
 Extra. Gain - early debt ext.                 372                          0.03              358                         .02
                                           -------                       -------        ---------                       -----
   Total basic net earnings                $ 8,346                       $  0.62        $  15,242                       $0.93


 (1) Conversion of the Company's 6.88% convertible subordinated debentures into common stock is anti-dilutive for the three and six month periods ended April 30, 2001 and therefore not included in the calculation of diluted earnings per share.

5.   Comprehensive Income ($ in thousands)


     Total comprehensive income for the three and six months ended April 30, 2001 is $3,897 and $5,454, respectively. Total comprehensive income for the three and six months ended April 30, 2000 is $9,579 and $13,617, respectively. Included in comprehensive income is net income, the change in the cumulative foreign currency translation adjustment balance (for fiscal 2000 only), the change in the adjustment for minimum pension liability balance and the effective portion of the gains and losses on derivative instruments designated as cash flow hedges.

6.   Long-term Debt

     Long-term debt consists of the following:

(In thousands)


                                                                         April 30,      October 31,
                                                                           2001            2000
                                                                         ---------      -----------
Bank Agreement Revolver .........................................        $142,000        $110,000
Convertible subordinated debentures .............................          58,727          63,337
Temroc Industrial Development Revenue Bonds .....................           2,698              --
Industrial Revenue and Economic Development Bonds ...............           3,275           3,275
State of Alabama Industrial Development Bonds ...................           4,500           4,755
Scott County, Iowa Industrial Waste Recycling Revenue Bonds .....           2,800           2,800
Other ...........................................................           7,999           7,746
                                                                         --------        --------
                                                                         $221,999        $191,913
Less maturities due within one year included in current
liabilities .....................................................             421             256
                                                                         --------        --------
                                                                         $221,578        $191,657
                                                                         ========        ========


The Temroc Industrial Development Revenue Bonds were obtained as part of the acquisition of Temroc. These bonds are due in annual installments through October 2012. Interest is payable semi-annually at fixed rates from 4.5% to 5.6% depending on maturity (average rate of 5.1% over the term of the bonds). These bonds are secured by a mortgage on Temroc's land and building.

7.   Industry Segment Information (in thousands)



THREE MONTHS ENDED                   Engineered         Aluminum     Engineered                        Corporate
APRIL 30, 2001                         Steel          Mill Sheet      Products         Piper              And
                                        Bars          Products(3)      (4)(5)          Impact           Other(1)      Consolidated
                                     ----------       -----------    ----------       --------         ---------      ------------

Net Sales:
  To unaffiliated companies           $ 74,628        $ 86,327        $ 31,630        $ 21,173         $     --         $213,758
  Inter-segment(2)                       1,378           3,817              --              --           (5,195)              --
                                      --------        --------        --------        --------         --------         --------
Total                                 $ 76,006        $ 90,144        $ 31,630        $ 21,173         $ (5,195)        $213,758
                                      ========        ========        ========        ========         ========         ========

Operating income (loss)               $  8,665        $  1,144        $  3,067        $    928         $ (3,960)        $  9,844
                                      ========        ========        ========        ========         ========         ========



THREE MONTHS ENDED                   Engineered         Aluminum     Engineered                        Corporate
APRIL 30, 2000                         Steel          Mill Sheet      Products          Piper             And
                                        Bars          Products(3)       (4)            Impact(6)        Other(1)      Consolidated
                                     ----------       -----------    ----------       ----------       ---------      ------------

Net Sales:
  To unaffiliated companies           $ 87,514        $106,642        $ 22,726        $ 26,389         $     --         $243,271
  Inter-segment (2)                        691           5,206              --              --           (5,897)              --
                                      --------        --------        --------        --------         --------         --------
Total                                 $ 88,205        $111,848        $ 22,726        $ 26,389         $ (5,897)        $243,271
                                      ========        ========        ========        ========         ========         ========

Operating income (loss)               $ 15,902        $  6,582        $  2,474        $ (3,799)        $ (4,308)        $ 16,851
                                      ========        ========        ========        ========         ========         ========



SIX MONTHS ENDED                     Engineered         Aluminum     Engineered                        Corporate
APRIL 30, 2001                         Steel          Mill Sheet      Products         Piper              And
                                        Bars          Products(3)      (4)(5)          Impact           Other(1)      Consolidated
                                     ----------       -----------    ----------       --------         ---------      ------------

Net Sales:
  To unaffiliated companies           $144,691        $161,277        $ 57,593        $ 44,022         $     --         $407,583
  Inter-segment (2)                      2,913           7,683              --              --          (10,596)              --
                                      --------        --------        --------        --------         --------         --------
Total                                 $147,604        $168,960        $ 57,593        $ 44,022         $(10,596)        $407,583
                                      ========        ========        ========        ========         ========         ========

Operating income (loss)               $ 16,000        $  1,424        $  5,000        $  2,072         $ (6,458)        $ 18,038
                                      ========        ========        ========        ========         ========         ========



SIX MONTHS ENDED                     Engineered         Aluminum     Engineered                        Corporate
APRIL 30, 2000                         Steel          Mill Sheet      Products          Piper             And
                                        Bars          Products(3)       (4)            Impact(6)        Other(1)      Consolidated
                                     ----------       -----------    ----------       ----------       ---------      ------------

Net Sales:
  To unaffiliated companies           $165,829        $182,404        $ 41,144        $ 53,188         $     --         $442,565
  Inter-segment (2)                      2,118           9,164              --              --          (11,282)              --
                                      --------        --------        --------        --------         --------         --------
Total                                 $167,947        $191,568        $ 41,144        $ 53,188         $(11,282)        $442,565
                                      ========        ========        ========        ========         ========         ========

Operating income (loss)               $ 27,737        $  8,785        $  4,321        $ (7,272)        $ (8,513)        $ 25,058
                                      ========        ========        ========        ========         ========         ========

(1) Included in "Corporate and Other" are inter-segment eliminations and corporate expenses.

(2)  Inter-segment sales are conducted on an arm's length basis.

(3) Results include Nichols Aluminum - Golden operations acquired January 25, 2000.

(4)  Results include Imperial Products, operations acquired April 3, 2000.

(5)  Fiscal 2001 results include Temroc operations acquired November 30, 2000.

(6) Fiscal 2000 results include Piper Europe operations, which was disposed of in July 2000.

8.   Stock Repurchase Program - Treasury Stock

In December 1999, Quanex announced that its board of directors approved a program to repurchase up to 2 million shares of the Company's common stock in the open market or in privately negotiated transactions. During the six months ended April 30, 2001, the Company repurchased 107,800 shares at a cost of approximately $2.0 million. These shares were not canceled, but instead were treated as treasury stock of the Company.

         The cumulative cost of shares acquired as treasury shares, net of shares reissued, is $13.2 million as of April 30, 2001 and is reflected as a reduction of stockholders' equity in the balance sheet.

9.   Extraordinary Item

During the six months ended April 30, 2001, the Company accepted unsolicited block offers to buy back $4.6 million principal amount of the 6.88% Convertible Subordinated Debentures for $3.9 million in cash. An after tax extraordinary gain of $372 thousand was recorded on this transaction. The principal amount of the convertible subordinated debentures outstanding as of April 30, 2001 was $58,727,300.

10.  Financial Instruments and Risk Management

Effective November 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

Metal Exchange Forward Contracts

      The Company's aluminum mill sheet products segment, Nichols Aluminum, uses various grades of aluminum scrap as well as prime aluminum ingot as a raw material for its manufacturing process. The price of this aluminum raw material is subject to fluctuations due to many factors in the aluminum market. In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers. In an effort to reduce the risk of fluctuating raw material prices, the Company enters into firm price raw material purchase commitments (which are designated as "normal purchases" under SFAS No. 133) as well as forward contracts on the London Metal Exchange ("LME"). The Company's risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company's committed sales orders as well as a certain level of forecasted aluminum sales, net of fixed price purchase commitments.

      With the use of firm price raw material purchase commitments and LME contracts, the Company aims to protect the gross margins from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect on the Company. Where firm price sales commitments are matched with LME contracts, the Company is subject to the ineffectiveness of LME contracts to perfectly hedge raw material prices.

      The Company has grouped the LME contracts into two types: customer specific and non-customer specific. The customer specific contracts have been designated as cash flow hedges of forecasted aluminum raw material purchases in accordance with SFAS No. 133. The non-customer specific LME contracts that are used to manage or balance the raw material needs have not been designated as hedges and, therefore, do not receive hedge accounting under SFAS No. 133. Both types of contracts are measured at fair market value on the balance sheet.

      As of April 30, 2001, open LME forward contracts have maturity dates extending through October 2003. At April 30, 2001, these contracts covered notional volumes of 33,785,805 pounds and had fair values of approximately $275 thousand (net gain), which is recorded as part of other current and non-current assets and liabilities in the financial statements.

      The effective portion of the gains and losses related to the customer specific forward LME contracts designated as hedges are reported in other comprehensive income. These gains and losses are reclassified into earnings in the periods in which the related inventory is sold. As of April 30, 2001, losses of approximately $240 thousand ($147 thousand net of taxes) are expected to be reclassified from other comprehensive income into earnings over the next twelve months. Gains and losses on these customer specific hedge contracts, including amounts recorded related to hedge ineffectiveness, are reflected in "Cost of Sales" in the income statement. For the three and six months ended April 30, 2001, a net loss of $569 thousand and a net gain of $688 thousand, respectively, was recognized in "Cost of Sales" representing the amount of the hedges' ineffectiveness. (No components of these gains and losses were excluded from the assessment of hedge effectiveness. Additionally, no hedge contracts were discontinued due to the determination that the original forecasted transaction would not occur. Therefore, there was no income statement impact related to that action.)

      The entire amount of gains and losses of the non-customer specific forward LME contracts not designated as hedges are reflected in "Cost of Sales" in the income statement in the period in which they occur. These gains and losses include the changes in fair market value during the period for all open and closed contracts.

Interest Swap Agreement

     In fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement to fixed rate. The Company's risk management policy related to these swap agreements is to hedge the exposure to interest rate movements on a portion of its long-term debt. Under the swap agreements, payments are made based on a fixed rate ($50 million at 7.025% and $50 million at 6.755%) and received on a LIBOR based variable rate (4.34% at April 30, 2001). Differentials to be paid or received under the agreements are recognized as interest expense. The agreements mature in 2003. The Company has designated the interest rate swap agreements as cash flow hedges of future interest payments on its variable rate long-term debt.

     On November 1, 2000, the Company recorded a derivative liability of $918 thousand, representing the fair value of the swaps as of that date. A corresponding amount, net of income taxes of $358 thousand, was recorded to other comprehensive income.

     The fair value of the swaps as of April 30, 2001 was a loss of $4.7 million, which is recorded as part of other current and non-current liabilities. Gains and losses related to the swap agreements will be reclassified into earnings in the periods in which the related hedged interest payments are made. As of April 30, 2001, losses of approximately $2.0 million ($1.2 million net of taxes) are expected to be reclassified into earnings over the next twelve months. Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, are reflected in "interest expense" in the income statement. A net loss of $116 and $309 thousand was recorded in interest expense in the three and six months ended April 30, 2001 representing the amount of the hedge's ineffectiveness. (No components of the swap instruments' losses were excluded from the assessment of hedge effectiveness. Additionally, none of the swap agreements were discontinued due to the determination that the original forecasted transaction would not occur. Therefore, there was no income statement impact related to that action.)

     If the floating rates were to change by 10% from April 30, 2001 levels, the fair market value of these swaps would change by approximately $933 thousand. In terms of the impact on cash flow to the Company, as floating interest rates decline, the market value of the swap agreement rises, thus increasing the quarterly cash settlement of the swaps paid by the Company. However, the interest paid on the floating rate debt balance decreases. The inverse situation occurs with rising interest rates.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The discussion and analysis of Quanex Corporation and its subsidiaries' (the "Company"'s) financial condition and results of operations should be read in conjunction with the April 30, 2001 and October 31, 2000 Consolidated Financial Statements of the Company and the accompanying notes.

PRIVATE SECURITIES LITIGATION REFORM ACT

Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption "Managements Discussion and Analysis of Results of Operations and Financial Condition" are "forward-looking" statements as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address future operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to volume, sales, operating income and earnings per share, and statements expressing general optimism about future operating results are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Factors exist that could cause the Company's actual results to differ materially from the expected results described in or underlying our Company's forward-looking statements. Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, energy costs, interest rates, construction delays, market conditions for the Company's customers, any material changes in purchases by the Company's principal customers, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company's successful implementation of its internal operating plans, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved. All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

RESULTS OF OPERATIONS

Summary Information as % of Sales:  (Dollars in millions)



                                        THREE MONTHS ENDED APRIL 30,                       SIX MONTHS ENDED APRIL 30,
                                        2001                     2000                     2001                     2000
                                 Dollar      % of         Dollar      % of         Dollar      % of         Dollar      % of
                                 Amount      Sales        Amount      Sales        Amount      Sales        Amount      Sales
                                 ------      -----        ------      -----        ------      -----        ------      -----
Net Sales                        $213.8        100%       $243.3        100%       $407.5        100%       $442.6        100%
  Cost of Sales                   179.8         84         200.6         83         342.4         84         366.3         83
  Sell., gen. and admin.           13.0          6          12.9          5          24.7          6          26.1          6
  Deprec. and amort.               11.2          5          12.9          5          22.4          6          25.1          5
                                 ------       ----        ------       ----        ------       ----        ------       ----
Operating Income                    9.8          5%         16.9          7%         18.0          4%         25.1          6%
Interest Expense                   (4.0)        (2)         (4.0)        (2)         (8.2)        (2)         (7.4)        (2)
Capitalized Interest                 .4          0            .6          0            .7          0           1.2          0
Other, net                           .4          0            .3          0           1.8          1           1.3          0
Income tax expense                 (2.3)        (1)         (4.8)        (2)         (4.3)        (1)         (7.0)        (1)
                                 ------       ----        ------       ----        ------       ----        ------       ----
Income from cont. oper.          $  4.3          2%       $  9.0          3%       $  8.0          2%       $ 13.2          3%
                                 ======                   ======                   ======                   ======

Overview

General economic slowdown and sluggish demand, particularly in the durable goods and building and construction markets, coupled with competitive pricing pressures and high energy costs have impacted the results for the second quarter of fiscal 2001.

        Manufacturing activity continues to be sluggish and our customers remain cautious with new orders and in the management of their inventory. However, the engineered steel bar, aluminum mill sheet, and engineered products groups exceeded first quarter results in both sales and operating income. Engineered products, due in part from the benefit of acquisitions, and Piper Impact, with the benefits of higher productivity and cost cutting efforts, both reported higher operating income compared to last year's second quarter.

Business Segments

        The following table sets forth selected operating data for the Company's four business segments:


                                               Three Months Ended April 30,       Six Months Ended April 30,
                                               ----------------------------       --------------------------
                                                  2001             2000              2001              2000
                                               ---------        ---------         ---------        ---------
                                                     (In thousands)                     (In thousands)
Engineered Steel Bars:
  Net sales ............................        $  76,006        $  88,205         $ 147,604        $ 167,947
  Operating income .....................            8,665           15,902            16,000           27,737
  Deprec. and amort. ...................            5,289            4,924            10,524            9,850
  Identifiable assets ..................        $ 275,329        $ 262,832         $ 275,329        $ 262,832

Aluminum Mill Sheet Products:(1)
  Net sales ............................        $  90,144        $ 111,848         $ 168,960        $ 191,568
  Operating income .....................            1,144            6,582             1,424            8,785
  Deprec. and amort. ...................            3,513            3,454             7,102            6,795
  Identifiable assets ..................        $ 225,392        $ 244,768         $ 225,392        $ 244,768

Engineered Products:(2)(3)
  Net sales ............................        $  31,630        $  22,726         $  57,593        $  41,144
  Operating income .....................            3,067            2,474             5,000            4,321
  Deprec. and amort. ...................            1,324              847             2,546            1,620
  Identifiable assets ..................        $  91,460        $  64,667         $  91,460        $  64,667

Piper Impact:(4)
  Net sales ............................        $  21,173        $  26,389         $  44,022        $  53,188
  Operating income (loss) ..............              928           (3,799)            2,072           (7,272)
  Deprec. and amort. ...................              918            3,608             1,968            6,679
  Identifiable assets ..................        $  48,987        $ 154,378         $  48,987        $ 154,378


(1) Results include Nichols Aluminum - Golden operations acquired January 25, 2000.

(2)  Results include Imperial Products operations acquired April 3, 2000.

(3)  Fiscal 2001 results include Temroc operations acquired November 30, 2000.

(4) Fiscal 2000 results include Piper Europe operations which was disposed of in July 2000.

        The engineered steel bar business, MACSTEEL, has been able to maintain profitability while the severity of the distressed conditions in the steel industry are forcing others to restructure. It is a difficult business environment for all steel makers, and Quanex's primary markets, namely transportation and capital goods, have certainly been impacted.

        Over the quarter, MACSTEEL has moved more aggressively into secondary markets such as defense, oil and service center markets. Additionally, they have been able to pick up some business from troubled competitors. MACSTEEL recently returned to a five-day per week schedule from a four-day per week schedule. Other initiatives at MACSTEEL include a rigid cost-containment program.

        The aluminum mill sheet products business, Nichols Aluminum, experienced reduced business activity in the building and construction markets but remained profitable. Sheet pricing is extremely competitive at this time and mills are aggressively seeking available business, resulting in lower margins. However, second quarter operating income was up significantly from the first quarter. In addition to process improvement and efficiency initiatives, Nichols has been attempting to reduce their fixed costs with a 10% workforce reduction implemented at the end of the second quarter.

        The engineered products business is also experiencing slower business in their markets, but managed to outperform the same period last year and last quarter with increases in sales and operating income. Results have benefited from the acquisitions of Imperial Products, ("Imperial") and Temroc Metals ("Temroc") and new product development initiatives. Cost reduction programs are also in place for this business segment. Employees are undergoing training for accelerating the implementation of lean manufacturing practices in an effort to reduce waste and improve inventory turns.

        Piper Impact reported another profitable quarter compared to the operating loss of the same period last year. Autoliv and ordnance demand remained good given the economic environment. Productivity and new product development initiatives have gained momentum and are contributing to the improved results. Piper continues to focus on new product development opportunities to reduce its dependency on one large customer. Internally, they remain sharply focused on reducing costs in an effort to remain profitable at lower sales levels (reduce breakeven point).

Fiscal Quarter and Six Months ended April 30, 2001 vs. 2000

Net Sales - Consolidated net sales for the three and six months ended April 30, 2001 were $213.8 million and $407.6 million, respectively, representing a decrease of $29.5 million, or 12%, and $35.0 million, or 8%, when compared to consolidated net sales for the same periods in 2000. All operating segments, with the exception of the engineered products group, experienced decreased net sales.

      Net sales from the Company's engineered steel bar business for the three and six months ended April 30, 2001, were $76.0 million and $147.6 million, respectively, representing a decrease of $12.2 million, or 14%, and $20.3 million, or 12%, when compared to the same periods last year. This decrease was principally due to lower sales volume resulting from weaker markets in the transportation and capital goods industry. The business continued to experience pricing pressures; however, due to the increased volume of MACPLUS, a value added product, the impact on overall average sales price was minimized.

      Net sales from the Company's aluminum mill sheet products business for the three and six months ended April 30, 2001, were $90.1 million and $169.0 million, respectively, representing a decrease of $21.7 million, or 19%, and $22.6 million, or 12%, when compared to the same periods last year. The six months ending April 30, 2001, included the results of Nichols Aluminum Golden which was acquired January 25, 2000. The decrease in net sales was due to lower sales volume as well as lower selling prices. Volume was affected by more severe winter weather than was experienced in the prior year, as well as a general economic slowdown which negatively affected the building and construction markets. Sales prices were impacted by the extremely competitive pricing environment and the fact that all mills are aggressively seeking available business during the economic slowdown.

      Net sales from the Company's engineered products business for the three and six months ended April 30, 2001, were $31.6 million and $57.6 million, respectively, representing an increase of $8.9 million, or 39%, and $16.4 million, or 40%, when compared to the same periods last year. The increase was largely due to the contributions from Imperial, which was acquired in April 2000, and Temroc, acquired November 30, 2000. Additionally, the group's net sales benefited from the capital expansion project at AMSCO which was completed in November 2000 and new product development initiatives.

      Net sales from the Company's Piper Impact business for the three and six months ended April 30, 2001, were $21.2 million and $44.0 million, respectively, representing a decrease of $5.2 million, or 20%, and $9.2 million, or 17%, when compared to the same periods last year. Net sales for the period ending April 30, 2000 included sales from Piper Impact Europe which was sold in July of 2000. Comparable net sales of Piper's operations, excluding Piper Europe, improved 6% and 10%, respectively, for the three and six month periods over the same prior year periods as a result of increased sales volumes of aluminum airbags components, as well as some success at new product development.

      Operating income - Consolidated operating income for the three and six months ended April 30, 2001 were $9.8 million and $18.0 million, respectively, representing a decrease of $7.0 million, or 42%, and $7.0 million, or 28%, when compared to the same periods last year. Lower operating income at the Company's engineered steel bar and aluminum mill sheet businesses were partially offset by improved operating results at the engineered products and Piper Impact businesses as well as lower corporate level expenses.

      Operating income from the Company's engineered steel bar business for the three and six months ended April 30, 2001, was $8.7 million and $16.0 million, respectively, representing a decrease of $7.2 million, or 46%, and $11.7 million, or 42%, when compared to the same periods last year. This decrease was due largely to lower net sales resulting from the sluggish demand in the transportation and capital goods markets. Lower material scrap prices helped offset some of the impact of reduced volume and lower selling price. The business also experienced increased utility costs resulting from rising energy prices and higher outside processing costs with the increased MACPLUS volume.

        Operating income from the Company's aluminum mill sheet products business for the three and six months ended April 30, 2001, was $1.1 million, and $1.4 million, respectively, representing a decrease of $5.4 million, or 83%, and $7.4 million, or 84%, when compared to the same periods last year. The decline largely resulted from significantly lower net sales and higher energy costs.

        Operating income from the Company's engineered products business for the three and six months ended April 30, 2001, was $3.1 million and $5.0 million, respectively, representing an increase of $0.6 million, or 24%, and $0.7 million, or 16%, when compared to the same periods last year. The increase was due largely to the acquisition of Imperial, acquired in April of 2000 and Temroc, acquired November 30, 2000.

        Operating income from the Company's Piper Impact business for the three and six months ended April 30, 2001 was $0.9 million and $2.1 million, respectively, compared to operating losses of $3.8 million and $7.3 million for the same prior year periods. The prior year's results included the operating loss of Piper Impact Europe which was sold in July of 2000. Comparative operating income, excluding Piper Europe, improved 135% and 140% from the same prior year's results. This improvement is a result of increased net sales as well as lower costs resulting from cellular manufacturing and cost cutting efforts. Additionally, depreciation expense declined with the reduced asset base, which resulted from the asset impairment charge recorded in the fourth quarter of fiscal 2000.

        In addition to the four operating segments mentioned above, corporate level operating expenses for the three and six months ended April 30, 2001, were $4.0 million and $6.5 million, respectively compared to $4.3 million and $8.5 million, for the same periods last year. Included in corporate and other are the corporate office expenses, impact of LIFO valuation method of inventory accounting and inter-segment eliminations as well as inter-company gains and losses from derivative instruments. (See Note 2 to the financial statements regarding LIFO valuation method of inventory accounting.)

      Selling, general and administrative expenses was $13.0 million and $24.7 million, respectively, for the three and six months ended April 30, 2001 representing an increase of $0.1 million, or 1%, and a decrease of $1.4 million, or 6%, when compared to the same periods last year. The decrease in the six months ended April 30, 2001 as compared to the same prior year period is largely due to the sale of Piper Europe in July of 2000, cost cutting measures at the remaining Piper Impact facilities and lower corporate level expenses. These decreases were partially offset, however, by the expenses of Imperial and Temroc, which were acquired in April 2000 and November 2000, respectively.

      Depreciation and amortization decreased by $1.7 million, or 13%, and $2.7 million, or 11%, respectively, for the three and six months ended April 30, 2001, as compared to the same periods last year. The engineered steel bar, aluminum mill sheet products and engineered products business all experienced increased depreciation amounts due to recently completed capital projects as well as the acquisitions of Nichols Aluminum Golden, Imperial and Temroc. This increase was more than offset, however, by the decreased depreciation at Piper Impact which resulted from the sale of Piper Impact Europe as well as the asset impairment charge taken in the fourth quarter of the prior fiscal year.

      Interest expense increased by $102 thousand, or 3%, and $933 thousand, or 13%, respectively, for the three and six months ended April 30, 2001, as compared to the same fiscal period of 2000. The increase was primarily due to the additional borrowings made during the period to finance the acquisition of Temroc as well as the purchase of company stock and subordinated debentures. (See Notes 3, 8 and 9 to the financial statements.)

      Capitalized interest decreased by $215 and $445 thousand, respectively, for the three and six months ended April 30, 2001, as compared to the same periods of 2000, due to the completion of the Phase V expansion project at MACSTEEL(R) in December 2000.

      Net income was $4.3 and $8.3 million, respectively, for the three and six months ended April 30, 2001, compared to $9.4 and $13.6 million for the same periods of 2000. In addition to the items mentioned above, the six month period ended April 30, 2001 included an extraordinary gain of $372 thousand on the purchase of subordinated debentures, compared to $358 thousand for the three and six month periods ended April 30, 2000.

Outlook

      MACSTEEL enters the third quarter with a stronger backlog and new programs that are starting to produce results. MACSTEEL fully expects to continue showing operating improvements as the year progresses and to have more profitable third and fourth quarters compared to the first half of fiscal 2001. Overall, they continue to outperform their competitors in a tough market, and are continuing to obtain new business with their transportation customers.

      At Nichols Aluminum, bookings and backlog continue to increase and business conditions appear to be improving. Improved results are expected for the third and fourth quarters of fiscal 2001 as compared to the first half of 2001.

      Higher operating results are also anticipated at the engineered products group for the remainder of the fiscal year 2001, compared to the first half of the year as well as the second half of the prior fiscal year. These improvements are expected as a result of the acquisitions of Imperial and Temroc, new product initiatives and cost reductions programs.

      While Piper Impact, excluding Piper Europe, showed a significant improvement for the six months ended April 30, 2001 as compared to the same prior year period in net sales and operating income, the aluminum air bag component business is expected to continue to decline. The third quarter outlook is down slightly because of further reductions in aluminum extrusion demand, but new programs should partially offset this decline. The Company is evaluating other strategic alternatives for this business, including its possible sale, and expects to arrive at a decision during the second half of fiscal 2001 regarding this matter.

        In summary, the Company continues to experience slower demand in the automotive, capital goods, building and construction markets. The Company expects overall business to improve in coming quarters as new programs ramp up, customer activity increases and markets slowly improve. For the third quarter of fiscal 2001, operating results are expected to lag last year's comparable quarter but to show significant improvement from the second quarter of 2001.

        The Company previously indicated in its April 19, 2001 quarterly update that the fiscal year 2001 fully diluted earnings per share are expected to be between $1.75 and $2.00. Based on actual results for the first half of the year and outlook for the second half, the Company continues to expect earnings to be in that range.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $250 million unsecured Revolving Credit and Term Loan Agreement ("Bank Agreement"). At April 30, 2001, the Company had $142 million borrowed under the Bank Agreement. This represents a $32 million increase over October 31, 2000 borrowing levels. The borrowings were primarily used to finance the acquisition of Temroc (see Note 3 to the financial statements) and to repurchase $4.6 million principal amount of the Company's subordinated debentures. There have been no significant changes to the terms of the Company's debt structure during the three and six month periods ended April 30, 2001. (See Note 6 to the financial statements for detail regarding the outstanding borrowings under the Company's various facilities.)

        At April 30, 2001, the Company had commitments of approximately $21 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.

        During the first six months of fiscal 2001, the Company accepted unsolicited block offers to buy back $4.6 million principal amount of the 6.88% Convertible Subordinated Debentures for $3.9 million in cash.

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

Operating Activities

        Cash provided by operating activities during the six months ended April 30, 2001 was $18.3 million compared to $17.5 million for the same six month period of 2000. Though the total amount is comparable from year to year, there were differences in the components. Net income, adding back depreciation and amortization provided $31.0 million compared to $38.9 million of cash for the same six month period of 2000. The period ended April 30, 2001 included lower working capital requirements as compared to the same period of the prior year as a result of slowing business. The period ended April 30, 2000 included a $7.0 million tax refund resulting from overpayment of estimated taxes in fiscal 1999, compared to a $210 thousand refund received in the same period of 2001.

Investment Activities

      Net cash used by investment activities during the six months ended April 30, 2001 was $45.5 million compared to $61.9 million for the same period of 2000. Fiscal 2001 cash used by investment activities included cash paid for the acquisition of Temroc totaling $17.9 million, net of cash acquired. Fiscal 2000 cash used by investing activities included cash paid for the acquisition of Nichols Aluminum Golden totaling $20.1 million, net of cash acquired and Imperial totaling $15.3 million, net of cash acquired. Capital expenditures and other investment activities decreased $1.1 million in the six month period ended April 30, 2001 as compared to the same periods of 2000. The Company estimates that fiscal 2001 capital expenditures will total approximately $55 to $60 million.

Financing Activities

        Net cash provided by financing activities for the six months ended April 30, 2001 was $22.2 million compared to $41.7 million for the same prior year period. The Company's net borrowings were $32.0 million during the first six months of fiscal 2001, compared to $69.5 million during the same period last year. During the six months ended April 30, 2001, the Company expended $3.9 million to purchase subordinated debentures compared to $9.6 million for the same prior year period. Also, during the six months ended April 30, 2001, the Company paid $2.0 million to repurchase 107,800 shares of its own common stock; however, in the same period last year, it paid $14.2 million to repurchase approximately 668,500 shares.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Effective November 1, 2000, the Company adopted SFAS No. 133, which requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. The Company utilizes certain "derivative instruments" to manage its exposure to market risk. Prior to the adoption of SFAS No. 133, these derivative instruments were not recorded in the financial statements until their settlement. (See Note 10 for further discussion.)

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

        The Company holds certain floating-rate obligations. The exposure of these obligations to increases in short-term interest rates is limited by interest rate swap agreements entered into by the Company. These swap agreements effectively fix the interest rate on most of the Company's variable rate debt, thus limiting the potential impact that increasing interest rates would have on earnings. At October 31, 2000 (prior to the adoption of SFAS No. 133) the unrealized losses related to the interest rate swap agreements were $918 thousand. As of April 30, 2001, a liability of $4.7 million related to the interest rate swap agreements was recorded in the financial statements. If the floating rates were to change by 10% from April 30, 2001 levels, the fair market value of these swaps would change by approximately $933 thousand. It should be noted that any change in value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item. In terms of the impact on cash flow to the Company, as floating interest rates decline, the market value of the swap agreement rises, thus increasing the quarterly cash settlement of the swaps paid by the Company. However, the interest paid on the floating rate debt balance decreases. The inverse situation occurs with rising interest rates.

        The Company uses futures contracts to hedge a portion of its exposure to price fluctuations of aluminum. The exposure is related to the Company's backlog of aluminum sales orders with committed prices as well as future aluminum sales for which a sales price increase would lag a raw material cost increase. Hedging gains and losses are included in "Cost of sales" in the income statement. Prior to the adoption of SFAS No. 133, gains and losses related to open contracts were unrealized and not reflected in the consolidated statements of income. At October 31, 2000, the Company had open futures contracts with unrealized losses of $372 thousand. As of April 30, 2001, (after the adoption of SFAS No. 133) the Company had open futures contracts with fair values of approximately $275 thousand (net gain) which was recorded as part of other current and other non-current assets and liabilities. At October 31, 2000 and April 30, 2001, these contracts covered a notional volume of 25,738,940 and 33,785,805 pounds of aluminum, respectively. A hypothetical 10% change from the April 30, 2001 average London Metal Exchange ("LME") ingot price of $.705 per pound would increase or decrease the unrealized pretax gains/losses related to these contracts by approximately $2.4 million. However, it should be noted that any change in the value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the cost of purchased aluminum scrap.

        Other than the items mentioned above, there were no other material quantitative or qualitative changes during the first six months of fiscal 2001 in the Company's market risk sensitive instruments.

                           PART II. OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

On February 22, 2001, the Company held its Annual Meeting of Stockholders (the "Annual Meeting").

        At the Annual Meeting, Carl E. Pfeiffer and Vincent R. Scorsone were elected as directors for a three-year term until the Annual Meeting of Stockholders in 2004. The following sets forth the number of shares that voted for and for which votes were withheld of each of such persons:


                                           For                    Withheld
                                       ----------                 --------
   Carl E. Pfeiffer                    11,862,623                 116,258
   Vincent R. Scorsone                 11,888,635                  90,246


Item 5 - Other Information

RAYMOND A. JEAN ELECTED AS CHAIRMAN OF THE BOARD OF DIRECTORS

On May 22, 2001, Raymond A. Jean was elected the sixth Chairman of the board of directors since Quanex was incorporated in Michigan as Michigan Seamless Tube Company on April 27, 1927. Mr. Jean's election follows the orderly transition of corporate leadership from Vernon E. Oechsle, who retired as Chief Executive Officer this past February and resigned as a Director and Chairman of the board of directors on May 21, 2001.

MICHAEL R. BAYLES - VICE PRESIDENT, STRATEGIC PLANNING AND BUSINESS DEVELOPMENT

On May 22, 2001, Michael R. Bayles joined the Company as Vice President - Strategic Planning and Business Development. He will report directly to Raymond
A. Jean, Chairman and Chief Executive Officer. In his new position, Mr. Bayles is responsible for developing corporate-wide strategies for growth through merger and acquisition activities, formation of strategic business alliances, and licensing agreements.

        Mr. Bayles brings more than 25 years of experience in corporate line and staff leadership positions. Before joining the Company, he was a member of the board of directors and Executive Vice President of Helm Financial, a west coast firm engaged in the leasing of transportation equipment. Prior to joining Helm Financial, Mr. Bayles was President and Chief Operating Officer of Standard Car Truck Company, a privately held company serving the railroad components market. He remains a member of their board of directors. Michael's other career assignments include marketing and operations with Varlen Corporation and I.C. Industries.

        Mr. Bayles, 49, holds a Bachelor of Science degree in Business Administration and Economics from the University of Missouri. He also holds a Masters of Business Administration Degree from the University of Pittsburgh.

JOSEPH J. ROSS ELECTED TO BOARD OF DIRECTORS

Joseph J. Ross was elected to the Company's board of directors. Mr. Ross, 55, is Chairman and Chief Executive Officer of Federal Signal Corporation, a global manufacturer of leading niche products in four operating groups: environmental vehicles and related products, fire rescue vehicles, safety and signaling products, and consumable industrial tooling.

        Mr. Ross graduated from St. Mary's University in Winona, Minnesota. He received his law degree from DePaul University in Chicago, Illinois. Mr. Ross also served on the board of trustees of St. Mary's University in Winona, Minnesota.


Item 6 - Exhibits and Reports on Form 8-K.

a)   Exhibits

Exhibit 10.1 Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan), as amended and restated, dated October 20, 1999.

Exhibit 10.2 Amendment to Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan), dated December 9, 1999.

Exhibit 10.3 Amendment to Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) effective July 1, 2000.

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


                                      QUANEX CORPORATION


                                             /s/ Viren M. Parikh
                                           -------------------------------------
                                           Viren M. Parikh
Date:  June 11, 2001                       Controller (Chief Accounting Officer)




                                             /s/ Terry M. Murphy
                                           -------------------------------------
                                           Terry M. Murphy
                                           Vice President - Finance and Chief
Date:  June 11, 2001                       Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 10.1               Quanex Corporation 1997 Key Employee Stock Plan (formerly
                    known as the Quanex Corporation 1997 Key Employee Stock
                    Option Plan), as amended and restated, dated October 20,
                    1999.

 10.2               Amendment to Quanex Corporation 1997 Key Employee Stock Plan
                    (formerly known as the Quanex Corporation 1997 Key Employee
                    Stock Option Plan), dated December 9, 1999.

 10.3               Amendment to Quanex Corporation 1997 Key Employee Stock Plan
                    (formerly known as the Quanex Corporation 1997 Key Employee
                    Stock Option Plan) effective July 1, 2000.