Form 10-Q
period 2001-07-31
QUANEX CORP
filed 2001-09-07
CIK 276889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                               Outstanding at July 31, 2001
---------------------------------------             ----------------------------
Common Stock, par value $0.50 per share                       13,384,507

                               QUANEX CORPORATION
                                      INDEX



                                                                                                          Page No.
                                                                                                          ---------
Part I.   Financial Information:

        Item 1:  Financial Statements

                     Consolidated Balance Sheets - July 31, 2001 and
                        October 31, 2000..............................................................        1


                     Consolidated Statements of Income - Three and Nine Months
                        Ended July 31, 2001 and 2000..................................................        2


                     Consolidated Statements of Cash Flow - Nine Months
                        Ended July 31, 2001 and 2000 .................................................        3

                     Notes to Consolidated Financial Statements.......................................      4 - 10

        Item 2:  Management's Discussion and Analysis of Results of
                 Operations and Financial Condition ..................................................     11 - 18

        Item 3:  Quantitative and Qualitative Disclosure about Market
                     Risk ............................................................................       19

Part II.   Other Information

        Item 1:  Legal Proceedings....................................................................       20

        Item 6:  Exhibits and Reports on Form 8-K.....................................................       20


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                               QUANEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              July 31,      October 31,
                                                               2001            2000
                                                             ---------       ---------
                                                            (Unaudited)      (Audited)
ASSETS

Current assets:
  Cash and equivalents ................................      $  31,805       $  22,409
  Accounts and notes receivable, net ..................         97,999          98,465
  Inventories .........................................         91,423         101,274
  Deferred income taxes ...............................         12,657          12,771
  Other current assets ................................          5,349           1,027
                                                             ---------       ---------
          Total current assets ........................        239,233         235,946

Property, plant and equipment .........................        729,274         681,992
Less accumulated depreciation and amortization ........       (374,531)       (343,744)
                                                             ---------       ---------
Property, plant and equipment, net ....................        354,743         338,248

Goodwill, net .........................................         60,127          47,539
Other assets ..........................................         44,865          24,126
                                                             ---------       ---------
                                                             $ 698,968       $ 645,859
                                                             =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ....................................      $  77,289       $  77,339
  Accrued expenses ....................................         48,222          50,189
  Income taxes payable ................................          3,740           3,218
  Other current liabilities ...........................          3,582            --
  Current maturities of long-term debt ................            420             256
                                                             ---------       ---------
          Total current liabilities ...................        133,253         131,002

Long-term debt ........................................        236,487         191,657
Deferred pension credits ..............................          5,158           7,026
Deferred postretirement welfare benefits ..............          7,718           7,634
Deferred income taxes .................................         25,301          27,620
Other liabilities .....................................         17,605          14,423
                                                             ---------       ---------
          Total liabilities ...........................        425,522         379,362

Stockholders' equity:
  Preferred stock, no par value .......................           --              --
  Common stock, $.50 par value ........................          7,043           7,110
  Additional paid-in capital ..........................        108,152         111,061
  Retained earnings ...................................        177,188         165,841
  Unearned compensation ...............................         (1,227)           (467)
  Accumulated other comprehensive income ..............         (3,901)           (301)
                                                             ---------       ---------
                                                               287,255         283,244
      Less:  Common stock held by rabbi trust .........           (851)         (3,349)
      Less:  Cost of shares of common stock in
               treasury ...............................        (12,958)        (13,398)
                                                             ---------       ---------
          Total stockholders' equity ..................        273,446         266,497
                                                             ---------       ---------
                                                             $ 698,968       $ 645,859
                                                             =========       =========

                               QUANEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                 Three Months Ended            Nine Months Ended
                                                                       July 31,                     July 31,
                                                                -----------------------     ------------------------
                                                                  2001          2000          2001           2000
                                                                ---------     ---------     ---------      ---------
                                                                      (Unaudited)                  (Unaudited)
Net sales ..................................................    $ 240,332     $ 254,144     $ 647,915      $ 696,709
Cost and expenses:
  Cost of sales ............................................      197,792       208,874       540,220        575,172
  Selling, general and administrative expense ..............       13,492        14,113        38,188         40,251
  Depreciation and amortization ............................       10,695        12,310        33,116         37,381
  Loss on sale of Piper Impact Europe ......................         --          14,280          --           14,280
                                                                ---------     ---------     ---------      ---------
Operating income ...........................................       18,353         4,567        36,391         29,625
Other income (expense):
  Interest expense .........................................       (4,129)       (4,149)      (12,412)       (11,499)
  Capitalized interest .....................................          349           499         1,095          1,690
  Other, net ...............................................          208           289         1,975          1,598
                                                                ---------     ---------     ---------      ---------
Income before income taxes and extraordinary gain ..........       14,781         1,206        27,049         21,414
Income tax expense .........................................       (5,173)         (491)       (9,467)        (7,495)
                                                                ---------     ---------     ---------      ---------
Income before extraordinary gain ...........................        9,608           715        17,582         13,919
Extraordinary gain - early extinguishment of debt
(net of taxes) .............................................         --            --             372            358
                                                                ---------     ---------     ---------      ---------
Net income .................................................    $   9,608     $     715     $  17,954      $  14,277
                                                                =========     =========     =========      =========
Earnings per common share:
   Basic:
      Income before extraordinary gain .....................    $    0.72     $    0.05     $    1.31      $    1.00
      Extraordinary gain ...................................         --            --            0.03           0.03
                                                                ---------     ---------     ---------      ---------
         Total basic net earnings ..........................    $    0.72     $    0.05     $    1.34      $    1.03
                                                                =========     =========     =========      =========
   Diluted:
      Income before extraordinary gain .....................    $    0.67     $    0.05     $    1.28      $    1.00
      Extraordinary gain ...................................         --            --            0.02           0.02
                                                                ---------     ---------     ---------      ---------
         Total diluted net earnings ........................    $    0.67     $    0.05     $    1.30      $    1.02
                                                                =========     =========     =========      =========
Weighted average shares outstanding:
   Basic ...................................................       13,377        13,534        13,397         13,827
                                                                =========     =========     =========      =========
   Diluted .................................................       15,428        13,682        15,420         13,973
                                                                =========     =========     =========      =========
Common stock dividends per share ...........................    $    0.16     $    0.16     $    0.48      $    0.48

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                                      Nine Months Ended
                                                                                           July 31,
                                                                                    ----------------------
                                                                                      2001          2000
                                                                                    --------      --------
                                                                                          (Unaudited)
Operating activities:
  Net income ...................................................................    $ 17,954      $ 14,277
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Extraordinary gain on early extinguishment of debt (net of taxes) .......        (372)         (358)
       Loss on sale of Piper Impact Europe (net of taxes of $4,998) ............        --           9,282
       Depreciation and amortization ...........................................      33,454        37,777
       Deferred income taxes ...................................................      (2,596)       (2,877)
       Deferred pension and postretirement benefits ............................      (1,784)          158

       Changes in assets and liabilities net of effects from acquisitions and dispositions:
       Decrease (increase) in accounts and notes receivable ....................       3,790        (8,546)
       Decrease (increase) in inventory ........................................      12,494        (7,878)
       Increase (decrease) in accounts payable .................................      (2,111)        7,666
       Decrease in accrued expenses ............................................      (3,348)       (5,661)
       Other, net (including income tax refund) ................................      (1,394)       10,530
                                                                                    --------      --------
            Cash provided by operating activities ..............................      56,087        54,370

Investment activities:
  Acquisition of Golden Aluminum, net of cash acquired .........................        --         (20,148)
  Acquisition of Imperial Products, Inc., net of cash acquired .................        --         (15,303)
  Acquisition of Temroc Metals, Inc., net of cash acquired .....................     (17,922)         --
  Capital expenditures, net of retirements .....................................     (42,998)      (33,368)
  Other, net ...................................................................      (3,523)         (569)
                                                                                    --------      --------
            Cash used by investment activities .................................     (64,443)      (69,388)
                                                                                    --------      --------
            Cash used by operating and investment activities ...................      (8,356)      (15,018)

Financing activities:
  Bank borrowings, net .........................................................      47,000        53,193
  Repayment of borrowings against insurance policies ...........................     (17,273)         --
  Purchase of subordinated debentures ..........................................      (3,942)       (9,586)
  Purchase of Quanex common stock ..............................................      (1,990)      (15,879)
  Common dividends paid ........................................................      (6,469)       (6,711)
  Issuance of common stock, net ................................................       1,813           964
  Other, net ...................................................................      (1,387)         (352)
                                                                                    --------      --------
            Cash provided by financing activities ..............................      17,752        21,629
Effect of exchange rate changes on cash and equivalents ........................        --              67
                                                                                    --------      --------
Increase in cash and equivalents ...............................................       9,396         6,678
Cash and equivalents at beginning of period ....................................      22,409        25,874
                                                                                    --------      --------
Cash and equivalents at end of period ..........................................    $ 31,805      $ 32,552
                                                                                    ========      ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .....................................    $ 12,823      $ 11,224
  Cash paid during the period for income taxes .................................    $ 10,030      $ 10,524
  Cash received during the period for income tax refunds .......................    $   (210)     $ (7,000)

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

2. Inventories

  Inventories consist of the following:

                                                       July 31,         October 31,
                                                         2001              2000
                                                      ----------        ------------
                                                             (In thousands)
Raw materials......................................    $24,108          $ 26,473
Finished goods and work in process.................     60,049            67,981
                                                       -------          --------
                                                        84,157            94,454
Other..............................................      7,266             6,820
                                                       -------          --------
                                                       $91,423          $101,274
                                                       =======          ========

  The values of inventories in the consolidated balance sheets are based on the following accounting methods:

LIFO...............................................    $63,067          $ 69,028
FIFO...............................................     28,356            32,246
                                                       -------          --------
                                                       $91,423          $101,274
                                                       =======          ========


     With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $8 million at July 31, 2001 and $10 million at October 31, 2000, respectively.

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

4. Earnings Per Share

   The computational components of basic and diluted earnings per share are as follows (shares and dollars in thousands except per share amounts):

                                                For the Three Months Ended                For the Three Months Ended
                                                      July 31, 2001                             July 31, 2000

                                            Income          Shares      Per-Share     Income          Shares     Per-Share
                                          (Numerator)   (Denominator)    Amount     (Numerator)    (Denominator)   Amount
                                          -----------   -------------   ---------   -----------    -------------  --------
BASIC EPS
 Income before extra. gain                  $  9,608        13,377        $0.72         $715           13,534       $0.05
 Extra. Gain - early debt ext.                     -                          -            -                            -
                                            --------                      -----         ----                        -----
   Total basic net earnings                 $  9,608                      $0.72         $715                        $0.05

EFFECT OF DILUTIVE SECURITIES
 Effect of common stock equiv.
  arising from stock options                       -           140                         -                1
 Effect of common stock held by
  rabbi trust                                      -            46                         -              147
 Effect of conversion of
  subordinated debentures (1)                    691         1,865                         -                -

DILUTED EPS
 Income before extra. gain                  $ 10,299        15,428        $0.67         $715           13,682       $0.05
 Extra. Gain - early debt ext.                     -                          -            -                            -
                                            --------                      -----         ----                        -----
   Total basic net earnings                 $ 10,299                      $0.67         $715                        $0.05



                                                 For the Nine Months Ended                 For the Nine Months Ended
                                                      July 31, 2001                             July 31, 2000

                                            Income          Shares      Per-Share     Income          Shares     Per-Share
                                          (Numerator)   (Denominator)    Amount     (Numerator)    (Denominator)   Amount
                                          -----------   -------------   ---------   -----------    -------------  --------
BASIC EPS
 Income before extra. gain                  $ 17,582        13,397        $1.31       $13,919           13,827      $1.00
 Extra. Gain - early debt ext.                   372                       0.03           358                         .03
                                            --------                      -----       -------                       -----
   Total basic net earnings                 $ 17,954                      $1.34       $14,277                       $1.03

EFFECT OF DILUTIVE SECURITIES
 Effect of common stock equiv.
  arising from stock options                       -            32                          -                6
 Effect of common stock held by
  rabbi trust                                      -            86                          -              140
 Effect of conversion of
  subordinated debentures (1)                  2,119         1,905                          -                -

DILUTED EPS
 Income before extra. gain                  $ 19,701        15,420        $1.28       $13,919           13,973      $1.00
 Extra. Gain - early debt ext.                   372                       0.02           358                         .02
                                            --------                      -----       -------                       -----
   Total basic net earnings                 $ 20,073                      $1.30       $14,277                       $1.02

--------------

(1) Conversion of the Company's 6.88% convertible subordinated debentures into common stock is anti-dilutive for the three and nine month periods ended July 31, 2000 and, therefore, is not included in the calculation of diluted earnings per share.

5. Comprehensive Income ($ in thousands)

   Total comprehensive income for the three and nine months ended July 31, 2001 is $8,900 and $14,354, respectively. Total comprehensive income for the three and nine months ended July 31, 2000 is $963 and $14,580, respectively. Included in comprehensive income is net income, the change in the cumulative foreign currency translation adjustment balance (for fiscal 2000 only), the change in the adjustment for minimum pension liability balance and the effective portion of the gains and losses on derivative instruments designated as cash flow hedges.

6. Long-term Debt

Long-term debt consists of the following:


(In thousands)                                                      July 31,      October 31,
                                                                      2001           2000
                                                                   ---------      -----------
Bank Agreement Revolver.......................................     $157,000        $110,000
Convertible subordinated debentures...........................       58,727          63,337
Temroc Industrial Development Revenue Bonds...................        2,654               -
Industrial Revenue and Economic Development Bonds.............        3,275           3,275
State of Alabama Industrial Development Bonds.................        4,500           4,755
Scott County, Iowa Industrial Waste Recycling Revenue Bonds...        2,600           2,800
Other.........................................................        8,151           7,746
                                                                   --------       ---------
                                                                   $236,907        $191,913
Less maturities due within one year included in current
liabilities...................................................          420             256
                                                                   --------       ---------
                                                                   $236,487        $191,657
                                                                   ========       =========

The Temroc Industrial Development Revenue Bonds were obtained as part of the acquisition of Temroc. These bonds are due in annual installments through October 2012. Interest is payable semi-annually at fixed rates from 4.5% to 5.6% depending on maturity (average rate of 5.1% over the term of the bonds). These bonds are secured by a mortgage on Temroc's land and building.

  During the fiscal third quarter ended July 31, 2001, the Company borrowed on the Revolver to pay back $17.3 million of loans taken against the cash surrender value of various officer life insurance policies. These loans had previously been netted as an offset to the cash surrender value and classified as "Other assets" on the balance sheet.

7. Industry Segment Information (in thousands)

THREE MONTHS ENDED              Engineered     Aluminum     Engineered                  Corporate
JULY 31, 2001                      Steel      Mill Sheet     Products       Piper          And
                                   Bars        Products         (5)         Impact       Other(1)      Consolidated
                                ----------    ----------    ----------     --------     ---------      ------------
Net Sales:
  To unaffiliated companies       $83,569       $92,935       $44,062       $19,766       $    --        $240,332
  Inter-segment (2)                 1,094         6,028            --            --        (7,122)             --
                                  -------       -------       -------       -------       -------        --------
Total                             $84,663       $98,963       $44,062       $19,766       $(7,122)       $240,332
                                  =======       =======       =======       =======       =======        ========

Operating income (loss)           $12,171       $ 2,201       $ 7,325       $   700       $(4,044)       $ 18,353
                                  =======       =======       =======       =======       =======        ========


THREE MONTHS ENDED              Engineered      Aluminum      Engineered                    Corporate
JULY 31, 2000                      Steel       Mill Sheet      Products        Piper           And
                                   Bars        Products(3)       (4)         Impact(6)       Other(1)     Consolidated
                                ----------     ----------     ----------     ---------      ---------     ------------
Net Sales:
  To unaffiliated companies       $88,911       $104,797       $32,263       $ 28,173        $    --        $254,144
  Inter-segment (2)                 1,027          6,046            --             --         (7,073)             --
                                  -------       --------       -------       --------        -------        --------
Total                             $89,938       $110,843       $32,263       $ 28,173        $(7,073)       $254,144
                                  =======       ========       =======       ========        =======        ========

Operating income (loss)           $14,481       $  6,591       $ 4,863       $(18,136)       $(3,232)       $  4,567
                                  =======       ========       =======       ========        =======        ========

NINE MONTHS ENDED               Engineered       Aluminum      Engineered                    Corporate
JULY 31, 2001                      Steel        Mill Sheet      Products        Piper          And
                                   Bars          Products         (5)           Impact       Other(1)      Consolidated
                                ----------      ----------     ----------      -------       ---------     ------------
Net Sales:
  To unaffiliated companies       $228,260       $254,212       $101,655       $63,788       $     --        $647,915
  Inter-segment (2)                  4,007         13,711             --            --        (17,718)             --
                                  --------       --------       --------       -------       --------        --------
Total                             $232,267       $267,923       $101,655       $63,788       $(17,718)       $647,915
                                  ========       ========       ========       =======       ========        ========

Operating income (loss)           $ 28,171       $  3,625       $ 12,325       $ 2,772       $(10,502)       $ 36,391
                                  ========       ========       ========       =======       ========        ========

NINE MONTHS ENDED                Engineered      Aluminum     Engineered                     Corporate
JULY 31, 2000                       Steel       Mill Sheet     Products         Piper           And
                                    Bars        Products(3)      (4)          Impact(6)       Other(1)     Consolidated
                                 ----------     ----------    ----------      ---------      ---------     ------------
Net Sales:
  To unaffiliated companies       $254,740       $287,201       $73,407       $ 81,361        $     --        $696,709
  Inter-segment (2)                  3,145         15,210            --             --         (18,355)             --
                                  --------       --------       -------       --------        --------        --------
Total                             $257,885       $302,411       $73,407       $ 81,361        $(18,355)       $696,709
                                  ========       ========       =======       ========        ========        ========

Operating income (loss)           $ 42,218       $ 15,376       $ 9,184       $(25,408)       $(11,745)       $ 29,625
                                  ========       ========       =======       ========        ========        ========

(1) Included in "Corporate and Other" are inter-segment eliminations and corporate expenses.

(2)  Inter-segment sales are conducted on an arm's length basis.

(3) Results include Nichols Aluminum - Golden operations acquired January 25, 2000.

(4)  Results include Imperial Products operations acquired April 3, 2000.

(5)  Fiscal 2001 results include Temroc operations acquired November 30, 2000.

(6) Fiscal 2000 results include Piper Europe operations, which was disposed of in July 2000.

8. Stock Repurchase Program - Treasury Stock

In December 1999, Quanex announced that its board of directors approved a program to repurchase up to 2 million shares of the Company's common stock in the open market or in privately negotiated transactions. During the nine months ended July 31, 2001, the Company repurchased 107,800 shares at a cost of approximately $2.0 million. These shares were not canceled, but instead were treated as treasury stock of the Company.

       The cumulative cost of shares acquired as treasury shares, net of shares reissued, is $13.0 million as of July 31, 2001 and is reflected as a reduction of stockholders' equity in the balance sheet.

9. Extraordinary Item

During the nine months ended July 31, 2001, the Company accepted unsolicited block offers to buy back $4.6 million principal amount of the 6.88% Convertible Subordinated Debentures for $3.9 million in cash. An after tax extraordinary gain of $372 thousand was recorded on this transaction. The principal amount of the convertible subordinated debentures outstanding as of July 31, 2001 was $58,727,300.

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

     As of July 31, 2001, open LME forward contracts have maturity dates extending through October 2003. At July 31, 2001, these contracts covered notional volumes of 37,037,619 pounds and had a fair value loss of approximately $1.3 million, which is recorded as part of other current and non-current liabilities in the financial statements.

     The effective portion of the gains and losses related to the customer specific forward LME contracts designated as hedges are reported in other comprehensive income. These gains and losses are reclassified into earnings in the periods in which the related inventory is sold. As of July 31, 2001, losses of approximately $856 thousand ($522 thousand net of taxes) are expected to be reclassified from other comprehensive income into earnings over the next twelve months. Gains and losses on these customer specific hedge contracts, including amounts related to hedge ineffectiveness, are reflected in "Cost of sales" in the income statement. For the three and nine months ended July 31, 2001, a net loss of $582 thousand and a net gain of $106 thousand, respectively, were recognized in "Cost of sales" representing the amount of the hedges' ineffectiveness. (No components of these gains and losses were excluded from the assessment of hedge effectiveness. Additionally, no hedge contracts were discontinued due to the determination that the original forecasted transaction would not occur. Therefore, there was no income statement impact related to that action.)

     The entire amount of gains and losses of the non-customer specific forward LME contracts not designated as hedges are reflected in "Cost of Sales" in the income statement in the period in which they occur. These gains and losses include the changes in fair market value during the period for all open and closed contracts.

Interest Rate Swap Agreements

      In fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement Revolver to fixed rate. The Company's risk management policy related to these swap agreements is to hedge the exposure to interest rate movements on a portion of its long-term debt. Under the swap agreements, payments are made based on a fixed rate ($50 million at 7.025% and $50 million at 6.755%) and received on a LIBOR based variable rate (3.71% at July 31, 2001). Differentials to be paid or received under the agreements are recognized as interest expense. The agreements mature in 2003. The Company has designated the interest rate swap agreements as cash flow hedges of future interest payments on its variable rate long-term debt.

      On November 1, 2000, the Company recorded a derivative liability of $918 thousand, representing the fair value of the swaps as of that date. A corresponding amount, net of income taxes of $358 thousand, was recorded to other comprehensive income.

     The fair value of the swaps as of July 31, 2001 was a loss of $5.2 million, which is recorded as part of other current and non-current liabilities. Gains and losses related to the swap agreements will be reclassified into earnings in the periods in which the related hedged interest payments are made. As of July 31, 2001, losses of approximately $2.4 million ($1.5 million net of taxes) are expected to be reclassified into earnings over the next twelve months. Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, are reflected in "Interest expense" in the income statement. A net loss of $157 and $466 thousand was recorded in interest expense in the three and nine months ended July 31, 2001 representing the amount of the hedge's ineffectiveness. (No components of the swap instruments' losses were excluded from the assessment of hedge effectiveness. Additionally, none of the swap agreements were discontinued due to the determination that the original forecasted transaction would not occur. Therefore, there was no income statement impact related to that action.)

      If the floating rates were to change by 10% from July 31, 2001 levels, the fair market value of these swaps would change by approximately $700 thousand. In terms of the impact on cash flow to the Company, as floating interest rates decline, the market value of the swap agreement rises, thus increasing the quarterly cash settlement of the swaps paid by the Company. However, the interest paid on the floating rate debt balance decreases. The inverse situation occurs with rising interest rates.

11. Contingencies

During the second quarter of fiscal 2001, Nichols Aluminum Casting had some of its aluminum reroll product damaged in a fire at a third-party offsite warehouse storage facility. The product was covered under casualty insurance policies and the Company's cost in the material has subsequently been recovered. No income statement impact has been recorded as a result of the loss or subsequent recovery of costs as they offset one another. The Company has also filed a claim under its business interruption insurance policy, to recover lost profit on the use of this damaged material, but at this time has not collected this portion of the claim and therefore has not recorded any potential gain associated with it.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The discussion and analysis of Quanex Corporation and its subsidiaries' (the "Company"'s) financial condition and results of operations should be read in conjunction with the July 31, 2001 and October 31, 2000 Consolidated Financial Statements of the Company and the accompanying notes.

PRIVATE SECURITIES LITIGATION REFORM ACT

Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" are "forward-looking" statements as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address future operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to volume, sales, operating income and earnings per share, and statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS
Summary Information as % of Sales:  (Dollars in millions)

                                         THREE MONTHS ENDED JULY 31,                      NINE MONTHS ENDED JULY 31,
                               ------------------------------------------------------------------------------------------
                                        2001                 2000                    2001                    2000
                                ------------------------------------------------------------------------------------------
                                   Dollar     % of      Dollar     % of       Dollar       % of        Dollar     % of
                                   Amount     Sales     Amount     Sales      Amount       Sales       Amount     Sales
                                 ---------    ------    ------     -----      ------       -----       ------     -----
Net Sales                        $  240.3      100%    $ 254.1       100%    $  647.9        100%     $  696.7    100%
  Cost of Sales                     197.8       82       208.9        82        540.2         83         575.1     83
  Sell., gen. and admin              13.4        6        14.1         5         38.2          6          40.3      6
  Deprec. and amort                  10.7        4        12.3         5         33.1          5          37.4      5
  Loss on sale of Piper
  Impact Europe                         -        -        14.3         6            -          -          14.3      2
                                 --------     ----      ------      ----     --------       ----     ---------    ---
Operating Income                     18.4        8%        4.5         2%        36.4          6%         29.6      4%
Interest Expense                     (4.1)      (2)       (4.1)       (2)       (12.4)        (2)        (11.5)    (1)
Capitalized Interest                   .3        0          .5         0          1.1          0           1.7      0
Other, net                             .2        0          .3         0          2.0          0           1.6      0
Income tax expense                   (5.2)      (2)        (.5)        0         (9.5)        (1)         (7.5)    (1)
                                 --------     ----      ------      ----     --------       ----     ---------    ---
Income from cont. oper           $    9.6        4%   $     .7         0%     $  17.6          3%     $   13.9      2%
                                 ========               ======                =======      =====      ========


Overview

Despite a slow business environment, Quanex achieved strong earnings for its fiscal third quarter ended July 31, 2001. Management of the Company is encouraged by the ongoing improvements in bookings and increased shipments to the vehicular and building products markets. Quanex's operating groups, MACSTEEL, Nichols Aluminum, and Engineered Products, again exceeded their previous quarter results in both sales and operating income. Piper Impact reported another quarter of positive operating income compared to last year's third quarter loss.

Business Segments

      The following table sets forth selected operating data for the Company's four business segments:

                                           Three Months Ended      Nine Months Ended
                                                 July 31,               July 31,
                                         ----------------------------------------------
                                           2001          2000         2001       2000
                                           ----          ----         ----       ----
                                             (In thousands)          (In thousands)
Engineered Steel Bars:
---------------------
  Net sales ....................         $  84,663   $  89,938    $ 232,267   $ 257,885
  Operating income .............            12,171      14,481       28,171      42,218
  Deprec. and amort ............             5,328       4,926       15,852      14,776
  Identifiable assets ..........         $ 280,622   $ 260,317    $ 280,622   $ 260,317

Aluminum Mill Sheet Products:(1)
  Net sales ....................         $  98,963   $ 110,843    $ 267,923   $ 302,411
  Operating income..............             2,201       6,591        3,625      15,376
  Deprec. and amort.............             3,100       3,196       10,202       9,991
  Identifiable assets...........         $ 218,770   $ 229,944    $ 218,770   $ 229,944

Engineered Products: (2) (3)
  Net sales.....................         $  44,062   $  32,263    $ 101,655   $  73,407
  Operating income..............             7,325       4,863       12,325       9,184
  Deprec. and amort.............             1,273         945        3,819       2,565
  Identifiable assets...........         $  92,745   $  64,917    $  92,745   $  64,917

Piper Impact: (4)
  Net sales.....................         $  19,766   $  28,173    $  63,788   $  81,361
  Operating income (loss).......               700     (18,136)       2,772     (25,408)
  Deprec. and amort.............               848       3,116        2,816       9,795
  Identifiable assets...........         $  45,210   $ 113,136    $  45,210   $ 113,136

(1) Results include Nichols Aluminum - Golden operations acquired January 25, 2000.
(2)  Results include Imperial Products operations acquired April 3, 2000.
(3)  Fiscal 2001 results include Temroc operations acquired November 30, 2000.
(4) Fiscal 2000 results include Piper Europe operations which was sold in July 2000.

      The engineered steel bar business, MACSTEEL, achieved strong shipments for the quarter at both steel plants. Aggressive sales efforts have resulted in new accounts as well as increased orders from existing customers. Market share improvement at MACSTEEL is coming from the automotive, oil country and defense segments. MACSTEEL's ability to shift into secondary markets is part of its successful operating tactics. While these markets and products typically don't have as good of a mix as traditional markets, these sales do help in these difficult times. The increased production has enabled the mill to return to a 6-day schedule. Cost control initiatives have taken hold and scrap pricing remains good.

      The aluminum mill sheet products business, Nichols Aluminum, reported operating income nearly double the previous fiscal quarter's results. Although Nichols' distribution and trailer-truck markets remain weak, they have reduced fixed costs and gained share in the improving building and construction markets during the quarter. Nichols has also benefited from low scrap prices and more effective metal processing capability.

      The engineered products business achieved all-time quarterly records for sales and operating income during the third quarter. While somewhat softer than this time last year, attractive interest rates continue to draw buyers into the housing market, and remodeling spending has held up well. Results have benefited from the acquisitions of Imperial and Temroc as well as the impact of new product development initiatives.

      Piper Impact reported another profitable quarter compared to the operating loss of the same period last year. Piper has now delivered three consecutive quarters of profitability. Opportunities are currently being explored to use additional MACSTEEL bars in Piper's processes to manufacture lower cost, high performance components for auto markets. Piper is accelerating deployment of lean manufacturing practices, and remains focused on reaching closure on numerous business development opportunities.

Fiscal Quarter and Nine Months ended July 31, 2001 vs. 2000

Net Sales - Consolidated net sales for the three and nine months ended July 31, 2001 were $240.3 million and $647.9 million, respectively, representing a decrease of $13.8 million, or 5%, and $48.8 million, or 7%, when compared to consolidated net sales for the same periods in 2000. All operating segments, with the exception of the engineered products group, experienced decreased net sales.

     Net sales from the Company's engineered steel bar business for the three and nine months ended July 31, 2001, were $84.7 million and $232.3 million, respectively, representing a decrease of $5.3 million, or 6%, and $25.6 million, or 10%, when compared to the same periods last year. For the three months ended July 31, 2001, compared to the prior year, the decrease was due to lower sales prices. For the nine months ended July 31, 2001 compared to the prior year, the decrease was due to lower sales volume resulting from weaker markets in the transportation and capital goods industry as well as lower sales prices. The business continued to experience pricing pressures; however, due to the increased proportion of MACPLUS volume, a value added product, the impact on overall average sales price was minimized.

     Net sales from the Company's aluminum mill sheet products business for the three and nine months ended July 31, 2001, were $99.0 million and $267.9 million, respectively, representing a decrease of $11.9 million, or 11%, and $34.5 million, or 11%, when compared to the same periods last year. The nine months ending July 31, 2001, included the results of Nichols Aluminum Golden which was acquired January 25, 2000. The decrease in net sales was due to lower sales volume as well as lower selling prices. Volume was affected by more severe winter weather during the first fiscal quarter than was experienced in the prior year, as well as a general economic slowdown. These factors negatively affected the building and construction and trailer-truck markets that Nichols Aluminum serves. The building and construction market did, however, show recovery during the fiscal quarter ended July 31, 2001 and is currently at its highest level this year. Sales prices were also negatively impacted by the extremely competitive pricing environment and the fact that other mills are aggressively seeking available business during the economic slowdown.

     Net sales from the Company's engineered products business for the three and nine months ended July 31, 2001, were $44.1 million and $101.7 million, respectively, representing an increase of $11.8 million, or 37%, and $28.2 million, or 38%, when compared to the same periods last year. The increase was largely due to the contributions from Imperial Products, ("Imperial"), which was acquired in April 2000, and Temroc, acquired November 30, 2000. Additionally, the group's net sales improved at the other facilities, benefiting from the capital expansion project at AMSCO which was completed in November 2000 and new product development initiatives.

     Net sales from the Company's Piper Impact business for the three and nine months ended July 31, 2001, were $19.8 million and $63.8 million, respectively, representing a decrease of $8.4 million, or 30%, and $17.6 million, or 22%, when compared to the same periods last year. Net sales for the period ending July 31, 2000 included sales from Piper Impact Europe which was sold in July of 2000. Comparable net sales of Piper's operations, excluding Piper Europe, decreased 17% for the three months ended July 31, 2001 and remained flat for the nine month period ended July 31, 2001 over the same prior year periods.

     Operating income - Consolidated operating income for the three and nine months ended July 31, 2001 were $18.4 million and $36.4 million, respectively, representing an increase of $13.8 million, or 302%, and $6.8 million, or 23%, when compared to the same periods last year. The prior year's three and nine months ended July 31, 2000 included a $14.3 million loss on the sale of Piper Europe. Excluding that loss, operating income decreased 3% and 17% for the three and nine months ended July 31, 2001, respectively. Lower operating income at the Company's engineered steel bar and aluminum mill sheet businesses were partially offset by improved operating results at the engineered products and Piper Impact businesses.

     Operating income from the Company's engineered steel bar business for the three and nine months ended July 31, 2001, was $12.2 million and $28.2 million, respectively, representing a decrease of $2.3 million, or 16%, and $14.0 million, or 33%, when compared to the same periods last year. This decrease was due largely to lower net sales resulting from the sluggish demand in the transportation and capital goods markets as well as competitive pricing pressures. Lower material scrap prices helped offset some of the impact of reduced volume and lower selling price. The business experienced increased utility costs as energy prices rose and recognized higher depreciation expense with the completion of capital projects.

      Operating income from the Company's aluminum mill sheet products business for the three and nine months ended July 31, 2001, was $2.2 million, and $3.6 million, respectively, representing a decrease of $4.4 million, or 67%, and $11.8 million, or 76%, when compared to the same periods last year. The decline largely resulted from significantly lower net sales, lower spreads and higher energy costs.

      Operating income from the Company's engineered products business for the three and nine months ended July 31, 2001, was $7.3 million and $12.3 million, respectively, representing an increase of $2.5 million, or 51%, and $3.1 million, or 34%, when compared to the same periods last year. The increase was due in part to the acquisition of Imperial, acquired in April of 2000 and Temroc, acquired November 30, 2000. Additionally, operating income increased at the other facilities due largely to higher net sales.

      Operating income from the Company's Piper Impact business for the three and nine months ended July 31, 2001 was $0.7 million and $2.8 million, respectively, compared to operating losses of $18.1 million and $25.4 million for the same prior year periods. The prior year's results included the operating loss of Piper Impact Europe which was sold in July of 2000 as well as the $14.3 million loss recorded upon its sale. Comparative operating income, excluding Piper Europe, improved 120% and 132% from the same prior year's results. This improvement is a result of lower costs realized from cellular manufacturing and cost cutting efforts. Additionally, depreciation expense declined with the reduced asset base, which resulted from the asset impairment charge recorded in the fourth quarter of fiscal 2000.

      In addition to the four operating segments mentioned above, corporate level operating expenses for the three and nine months ended July 31, 2001, were $4.0 million and $10.5 million, respectively, compared to $3.2 million and $11.7 million, for the same periods last year. Included in corporate and other are the corporate office expenses, impact of LIFO valuation method of inventory accounting and inter-segment eliminations as well as inter-company gains and losses from derivative instruments. (See Note 2 to the financial statements regarding LIFO valuation method of inventory accounting.)

     Selling, general and administrative expense was $13.5 million and $38.2 million, respectively, for the three and nine months ended July 31, 2001 representing a decrease of $0.6 million, or 4%, and a decrease of $2.1 million, or 5%, when compared to the same periods last year. The decrease in the nine months ended July 31, 2001 as compared to the same prior year period was largely due to the sale of Piper Europe in July of 2000, cost cutting measures at the remaining Piper Impact facilities and lower corporate level expenses. These decreases were partially offset, however, by the expenses of Imperial and Temroc, which were acquired in April 2000 and November 2000, respectively.

     Depreciation and amortization decreased by $1.6 million, or 13%, and $4.3 million, or 11%, respectively, for the three and nine months ended July 31, 2001, as compared to the same periods last year. The engineered steel bar and engineered products businesses experienced increased depreciation amounts due to recently completed capital projects as well as the acquisitions of Imperial and Temroc. This increase was more than offset, however, by the decreased depreciation at Piper Impact which resulted from the sale of Piper Impact Europe as well as the asset impairment charge taken in the fourth quarter of the prior fiscal year.

     Interest expense for the three months ended July 31, 2001 decreased by $20 thousand from the same period last year due largely to the lower outstanding debt balance as well as lower interest rates on a portion of the revolver balance. This was partially offset, however, by the ineffective portion of the loss on certain interest rate swap derivatives recognized during that period. (See Note 10 to the financial statements.) Interest expense increased $913 thousand, or 8%, respectively, for the nine months ended July 31, 2001, as compared to the same fiscal period of 2000. The increase was primarily due to 1) higher outstanding debt balance and 2) the ineffective portion of the loss on certain interest rate swap derivatives recognized during that period. (See Notes 3, 8 and 10 to the financial statements.)

     Capitalized interest decreased by $150 and $595 thousand, respectively, for the three and nine months ended July 31, 2001, as compared to the same periods of 2000, due to the completion of the Phase V expansion project at MACSTEEL in December 2000.

     Net income was $9.6 and $18.0 million, respectively, for the three and nine months ended July 31, 2001, compared to $0.7 and $14.3 million for the same periods of 2000. In addition to the items mentioned above, the nine month period ended July 31, 2001 included an extraordinary gain of $372 thousand on the purchase of subordinated debentures, compared to $358 thousand for the nine month period ended July 31, 2000. Additionally, the three and nine month periods ended July 31, 2000 included a $14.3 million ($9.3 million after tax) loss on the sale of Piper Impact Europe.

Outlook

     Overall, we believe that MACSTEEL continues to outperform their competitors in a tough market. MACSTEEL traditionally has better operating results in the second half of the year, and we expect this year will be no different with better results in the fourth quarter than the third. With the additional value adding capacity expected to come on-line by early fiscal 2002 at the completion of the Phase VI construction project, we expect MACSTEEL to do better next year.

      At Nichols Aluminum, we expect business conditions to continue to improve. They are now booked out through most of October, as the building and construction market has improved and is at its highest level this year. Customers are generally optimistic that business conditions will remain strong through the remainder of the fiscal year. However, sales to service centers remain a challenge as pricing is very competitive. We expect Nichols Aluminum to have a better second half and believe the fourth quarter will be their best quarter this fiscal year.

      Higher operating results are also anticipated at the engineered products group for the second half of fiscal year 2001, compared to the first half. These improvements are expected as a result of the acquisitions of Imperial and Temroc, new product initiatives, a strong housing market and cost reduction programs.

      While Piper Impact, excluding Piper Europe, showed a significant improvement in net sales and operating income for the nine months ended July 31, 2001 as compared to the same prior year period, the aluminum air bag component business is expected to continue its decline. Piper's fourth quarter outlook is flat compared to the third quarter. This is slightly better than original expectations as Piper has been able to "backfill" anticipated order declines from specific customers faster than originally expected.

      The Company has been evaluating strategic alternatives available regarding Piper Impact, including its possible sale. This business has been stable for several quarters and has been profitable throughout the year. These improvements, coupled with unrealistic valuations by potential purchasers, have led us to the decision to keep Piper Impact within the Quanex family for now. We believe assets have been written down to a level which is in line with its earnings potential.

      The Company typically experiences better operating results as the year progresses and we expect that will be the case this year. For the fourth quarter of fiscal 2001, operating results are expected to lag last year's comparable quarter but show some improvement from third quarter 2001.

      The Company previously indicated in its July 24, 2001 quarterly update that the fiscal year 2001 fully diluted earnings per share are expected to be between $1.75 and $2.00. Based on year-to-date results and slow, but steady improvement in the demand for Quanex's vehicular and building products, the Company expects to earn near the top of that range.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $250 million unsecured Revolving Credit and Term Loan Agreement ("Bank Agreement"). At July 31, 2001, the Company had $157 million borrowed under the Bank Agreement. This represents a $47 million increase over October 31, 2000 borrowing levels. The borrowings were primarily used to finance the acquisition of Temroc (see Note 3 to the financial statements), to repurchase $4.6 million principal amount of the Company's 6.88% Subordinated Debentures and to pay $17.3 million of insurance policy loans. (See
Note 6 to the financial statements.) There have been no significant changes to the terms of the Company's debt structure during the three and nine month periods ended July 31, 2001. (See Note 6 to the financial statements for detail regarding the outstanding borrowings under the Company's various facilities.)

      At July 31, 2001, the Company had commitments of approximately $15 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.

      During the first nine months of fiscal 2001, the Company accepted unsolicited block offers to buy back $4.6 million principal amount of the 6.88% Convertible Subordinated Debentures for $3.9 million in cash.

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

Operating Activities

      Cash provided by operating activities during the nine months ended July 31, 2001 was $56.1 million compared to $54.4 million for the same nine month period of 2000. Net income, adding back depreciation and amortization and the net loss on the sale of Piper Impact Europe in fiscal 2000 provided $51.4 million compared to $61.3 million of cash for the same nine month period of 2000. The period ended July 31, 2001 included lower working capital requirements as compared to the same period of the prior year as a result of slowing business and a focused effort to improve this area. The period ended July 31, 2000 included a $7.0 million tax refund resulting from overpayment of estimated taxes in fiscal 1999, compared to a $210 thousand refund received in the same period of 2001.

Investment Activities

     Net cash used by investment activities during the nine months ended July 31, 2001 was $64.4 million compared to $69.4 million for the same period of 2000. Fiscal 2001 cash used by investment activities included cash paid for the acquisition of Temroc totaling $17.9 million, net of cash acquired. Fiscal 2000 cash used by investing activities included cash paid for the acquisition of Nichols Aluminum Golden totaling $20.1 million, net of cash acquired and Imperial totaling $15.3 million, net of cash acquired. Capital expenditures and other investment activities increased $12.6 million in the nine month period ended July 31, 2001 as compared to the same periods of 2000. The Company estimates that fiscal 2001 capital expenditures will total approximately $50 to $55 million.

Financing Activities

      Net cash provided by financing activities for the nine months ended July 31, 2001 was $17.8 million compared to $21.6 million for the same prior year period. The Company's net bank borrowings were $47.0 million during the first nine months of fiscal 2001, compared to $53.2 million during the same period last year. Quanex repaid $17.3 million of life insurance cash surrender value policy loans during the fiscal third quarter ended July 31, 2001 using bank borrowings. During the nine months ended July 31, 2001, the Company expended $3.9 million to purchase subordinated debentures compared to $9.6 million for the same prior year period. Also, during the nine months ended July 31, 2001, the Company paid $2.0 million to repurchase 107,800 shares of its own common stock; however, in the same period last year, it paid $15.9 million to repurchase approximately 762,700 shares.

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

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations". SFAS No. 141 addresses financial accounting and reporting for business combinations. The provisions of this statement apply to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company will follow the guidance of this statement for any future acquisitions it may undertake.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 (Quanex's fiscal year beginning November 1, 2002). Early application is permitted for entities with fiscal years beginning after March 15, 2001 (Quanex's fiscal year beginning November 1, 2001). The Company is currently evaluating the impact of this statement.

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

      The Company holds certain floating-rate obligations. The exposure of these obligations to increases in short-term interest rates is limited by interest rate swap agreements entered into by the Company. These swap agreements effectively fix the interest rate on most of the Company's variable rate debt, thus limiting the potential impact that increasing interest rates would have on earnings. At October 31, 2000 (prior to the adoption of SFAS No. 133) the unrealized losses related to the interest rate swap agreements were $918 thousand. As of July 31, 2001, a liability of $5.2 million related to the interest rate swap agreements was recorded in the financial statements. If the floating rates were to change by 10% from July 31, 2001 levels, the fair market value of these swaps would change by approximately $700 thousand. It should be noted that any change in value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item. In terms of the impact on cash flow to the Company, as floating interest rates decline, the market value of the swap agreement rises, thus increasing the quarterly cash settlement of the swaps paid by the Company. However, the interest paid on the floating rate debt balance decreases. The inverse situation occurs with rising interest rates.

      The Company uses futures contracts to hedge a portion of its exposure to price fluctuations of aluminum. The exposure is related to the Company's backlog of aluminum sales orders with committed prices as well as future aluminum sales for which a sales price increase would lag a raw material cost increase. Hedging gains and losses are included in "Cost of sales" in the income statement. Prior to the adoption of SFAS No. 133, gains and losses related to open contracts were unrealized and not reflected in the consolidated statements of income. At October 31, 2000, the Company had open futures contracts with unrealized losses of $372 thousand. As of July 31, 2001, (after the adoption of SFAS No. 133) the Company had open futures contracts with a fair value loss of approximately $1.3 million which was recorded as part of other current and other non-current liabilities. At October 31, 2000 and July 31, 2001, these contracts covered a notional volume of 25,738,940 and 37,037,619 pounds of aluminum, respectively. A hypothetical 10% change from the July 31, 2001 average London Metal Exchange ("LME") ingot price on these contracts of $.649 per pound would increase or decrease the unrealized pretax gains/losses related to these contracts by approximately $2.4 million. However, it should be noted that any change in the value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the cost of purchased aluminum scrap.

      Other than the items mentioned above, there were no other material quantitative or qualitative changes during the first nine months of fiscal 2001 in the Company's market risk sensitive instruments.

                          PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

On or about July 16, 2001, the Company's MACSTEEL Michigan Division paid a civil penalty of $137,500 to resolve an EPA Region V administrative complaint that alleged past wastewater permit violations.

Item 6 - Exhibits and Reports on Form 8-K.

a)    Exhibits

Exhibit 10.1      Agreement for Adoption and Merger of the Temroc Metals,
                  Inc. Bargaining Unit Employees 401(k) Plan into the Nichols 401(k) Savings Plan for Hourly Employees dated effective July 1, 2001

Exhibit 10.2 Agreement for Adoption and Merger of the Temroc Metals, Inc. Non-Bargaining Unit Employees 401(k) Plan into the Nichols 401(k) Savings Plan dated effective July 1, 2001

As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed with this Quarterly Report on Form 10-Q certain instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Registrants and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

b)    Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter for which this report is being filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       QUANEX CORPORATION

Date: September 7, 2001                  /s/ Viren M. Parikh
                                         ---------------------------------------
                                         Viren M. Parikh
                                         Controller (Chief Accounting Officer)


Date: September 7, 2001                  /s/ Terry M. Murphy
                                         ---------------------------------------
                                         Terry M. Murphy
                                         Vice President - Finance and Chief
                                         Financial Officer

                                INDEX TO EXHIBITS


Exhibit 10.1      Agreement for Adoption and Merger of the Temroc Metals,
                  Inc. Bargaining Unit Employees 401(k) Plan into the Nichols 401(k) Savings Plan for Hourly Employees dated effective July 1, 2001

Exhibit 10.2 Agreement for Adoption and Merger of the Temroc Metals, Inc. Non-Bargaining Unit Employees 401(k) Plan into the Nichols 401(k) Savings Plan dated effective July 1, 2001