Form 10-K
period 2001-10-31
QUANEX CORP
filed 2002-01-04
CIK 276889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting stock held by non-affiliates as of December 31, 2001, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $376,508,322. Such calculation assumes only the registrant's officers and directors were affiliates of the registrant.

         At December 31, 2001, there were outstanding 13,455,580 shares of the registrant's Common Stock, $.50 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement, to be filed with the Commission within 120 days of October 31, 2001, for its Annual Meeting of Stockholders to be held on February 28, 2002, are incorporated herein by reference in Items 10, 11, 12, and 13 of Part III of this Annual Report.

                                TABLE OF CONTENTS

                                                                                                        Page
                                     PART I
Item 1.  Business............................................................................              1
                General......................................................................              1
                Manufacturing Processes, Markets and Product Sales by Business Segment.......              1
                Raw Materials and Supplies...................................................              4
                Backlog......................................................................              5
                Competition..................................................................              5
                Sales and Distribution.......................................................              5
                Seasonal Nature of Business..................................................              5
                Service Marks, Trademarks, Trade Names and Patents...........................              6
                Research and Development.....................................................              6
                Environmental Matters........................................................              6
                Employees....................................................................              7
                Financial Information About Foreign and Domestic Operations..................              7

Item 2.  Properties..........................................................................              7

Item 3.  Legal Proceedings...................................................................              8

Item 4.  Submission of Matters to a Vote of Security Holders.................................              8

                                        PART II

Item 5.  Market for Registrant's Common Equity and Related Security
         Holder Matters......................................................................              8

Item 6.  Selected Financial Data.............................................................              8

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................................             10

Item 7A. Quantitative\Qualitative Disclosure.................................................             19

Item 8.  Financial Statements and Supplementary Data.........................................             21

Item 9.  Disagreements on Accounting and Financial Disclosure................................             54

                                        PART III

Item 10. Directors and Executive Officers of the Registrant..................................             54

Item 11. Executive Compensation..............................................................             54

Item 12. Security Ownership of Certain Beneficial Owners and
         Management..........................................................................             54

Item 13. Certain Relationships and Related Transactions......................................             54

                                        PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K............................................................................             55

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

         The Company's businesses are managed on a decentralized basis. Each operating group has administrative, operating and marketing functions. Financial reporting systems measure each group's return on investment, and the Company seeks to reward superior performance with incentive compensation, which is a significant portion of total employee compensation. Intercompany sales are conducted on an arms-length basis. Operational activities and policies are managed by corporate officers and key division executives. Also, a small corporate staff provides corporate accounting, financial and treasury management, tax, and human resource services to the operating divisions.

         Quanex is a technological leader in the production of engineered carbon and alloy steel bars, aluminum flat-rolled products, and precision-formed metal products which primarily serve the vehicular products and building products markets. The Company uses state-of-the-art manufacturing technologies, low-cost production processes, and engineering and metallurgical expertise to provide customers with specialized products for specific applications. Quanex believes these capabilities also provide the Company with unique competitive advantages. The Company's growth strategy is focused on the continued penetration of its two core markets: vehicular products and building products.

BUSINESS DEVELOPMENTS IN FISCAL 2001

         In November 2000, Quanex completed the purchase of Temroc Metals, Inc. ("Temroc"), an aluminum extrusion and fabrication company based in Hamel, Minnesota. Temroc's products are used primarily in the outdoor recreational vehicle market. Temroc expands the Company's offerings in its core vehicular products market. The Company also has invested significant capital internally to grow its technologically advanced, low-cost continuous manufacturing processes to meet growing demand in its vehicular products and building products markets.

         In the Company's MACSTEEL operations, rotary centrifugal continuous casters are used with an in-line manufacturing process to produce bearing grade quality, seam-free, engineered carbon and alloy steel bars that enable Quanex to participate in higher margin markets within its vehicular products market. Since 1992, the Company has invested approximately $257 million to enhance its steel bar manufacturing and refining processes, to improve rolling and finishing capability, and to expand manufacturing capacity at its MACSTEEL operations to approximately 700,000 tons per year. Phases I through V of the MACSTEEL expansions have been completed. In Phase V, finished in December 2000, the Company installed additional equipment at each of the MACSTEEL plants in Jackson, Michigan, and Ft. Smith, Arkansas to increase their capacity. This project increased engineered steel bar shipping capacity by approximately 13% to 700,000 tons annually. Phase V also included projects at MACSTEEL Heat Treating, based in Huntington, Indiana, where a third processing line was built, and at Kenosha, Wisconsin-based MACSTEEL NitroSteel, where efficiency enhancing equipment has been installed. In May 2000, the Company announced Phase VI, a project that will boost capacity for MACPLUS cold-finished steel bars. The project includes installation of two additional bar turning and polishing lines, one at the plant in Jackson, which was completed in December of 2001 and the other at the Ft. Smith plant, which is scheduled for completion by 2002 year-end. After the project is complete, MACSTEEL will have a total of six value-added MACPLUS lines capable of producing 270,000 tons of cold finished steel bars for its vehicular products markets.

         In November 2000, Quanex completed a $4 million capital project at AMSCO, which provides an additional 40,000 square feet of manufacturing space and equipment to expand existing lines and produce new products for its building products markets.

MANUFACTURING PROCESSES, MARKETS, AND PRODUCT SALES BY BUSINESS SEGMENT

Information with respect to major markets for the Company's products, expressed as a percentage of consolidated net sales, is shown under the heading "Sales by Major Markets" on the following table. Although Quanex has attempted to estimate its sales by product and market categories, many products have multiple end uses for several industries and sales are not recorded on the basis of product or market categories. A portion of sales is made to distributors who sell to different industries. Net sales by principal market are based upon the total dollar volume of customer invoices. For the years ended October 31, 2001 and 2000, no one customer accounted for 10% or more of the Company's sales. For the year ended October 31, 1999, one customer, Autoliv Inc., accounted for 12% of Company's sales.

SALES BY MAJOR MARKETS

             MARKET                                                                          SALES ($ MILLIONS)
MARKETS      DESCRIPTION                    QUANEX PRODUCTS                             Fiscal Year Ended October 31,
                                                                           2001         2000          1999       1998        1997
                                                                           ----         ----          ----       ----        ----
VEHICULAR    Auto/Truck            Steel bars, impact-                    $332.1       $408.8        $396.9     $ 364.1     $ 332.7
                                   extruded components, aluminum            35.9%        42.4%         47.5%       44.3%       43.3%
                                   sheet

             Other Transportation  Steel bars, treated                     $35.7        $35.6         $31.4     $  33.2     $  34.2
             (including ship/      tubes and bars, aluminum sheet            3.9%         3.7%          3.8%        4.1%        4.4%
             railroad,
             recreational
             vehicles
             and military
             transportation)
                                   TOTAL VEHICULAR                        $367.8       $444.4        $428.3     $ 397.3     $ 366.9
                                                                            39.8%        46.1%         51.3%       48.4%       47.7%


BUILDING     Residential and       Aluminum sheet, fabricated             $336.6       $326.7        $301.6     $ 343.7     $ 335.9
PRODUCTS     Commercial Building   aluminum products,                       36.4%        33.9%         36.1%       41.8%       43.7%
             Materials, Other      aluminum coil ,coated
                                   aluminum coil


INDUSTRIAL   General Industrial    Specialized forgings,                   $34.6        $47.3         $39.1     $  31.2     $  26.0
MACHINERY    Machinery (including  impact-extruded                           3.7%         4.9%          4.7%        3.8%        3.4%
AND CAPITAL  mining, agriculture   products, steel bars
EQUIPMENT    and construction)

             Capital Equipment     Steel bars, treated bars                $32.9        $17.5         $13.0     $  11.0     $  18.5
             (including material   and tubes, partition                      3.6%         1.8%          1.6%        1.3%        2.4%
             handling, machine     products, impact-extruded
             tools, and            products
             office/household)

                                   TOTAL INDUSTRIAL MACHINERY              $67.5        $64.8         $52.1     $  42.2     $  44.5
                                   AND CAPITAL EQUIPMENT                     7.3%         6.7%          6.3%        5.1%        5.8%


OTHER                                                                     $152.5       $128.6         $52.9     $  38.3     $  21.4
                                                                            16.5%        13.3%          6.3%        4.7%        2.8%


                                   TOTAL SALES                            $924.4       $964.5        $834.9     $ 821.5     $ 768.7
                                                                           100.0%       100.0%        100.0%      100.0%      100.0%

         Quanex operates 16 manufacturing facilities in ten states in the United States. These facilities feature efficient plant design and flexible manufacturing processes, enabling the Company to produce a wide variety of engineered products and materials for the Company's vehicular products and building products markets. The Company is generally able to maintain minimal levels of finished goods inventories at most locations because it typically manufactures products to customer specifications upon order.

         During fiscal 2001, the Company's operations were grouped into four business segments: (1) engineered steel bars, (2) aluminum mill sheet products,
(3) engineered products, and (4) Piper Impact. General corporate expenses are classified as "Corporate and Other". During the latter portion of the fiscal year ending October 31, 2001, the Company completed a strategic review of its business, which resulted in a shift of strategy away from primarily a "process" oriented enterprise to a more "market focused" enterprise. The review underscored a high concentration of sales in two market segments - vehicular products and building products. Beginning in fiscal 2002, the Company will report operations in those two market focused segments. For financial information regarding each of Quanex's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and Note 13 to the Consolidated Financial Statements.

VEHICULAR PRODUCTS

The vehicular products segment is comprised of the former engineered steel bar segment (MACSTEEL), Piper Impact and Temroc. The segment includes engineered steel bar operations, impact extrusion operations, steel bar and tube heat-treating services, steel bar and tube corrosion and wear resistant finishing services, and aluminum extrusion and fabricated metal products.

MACSTEEL

The Company's engineered steel bar operations are conducted through its MACSTEEL division, consisting of two plants, one located in Ft. Smith, Arkansas, and the other located in Jackson, Michigan. These plants can manufacture up to 700,000 tons of hot finished, precision engineered, carbon and alloy steel bars. The Company believes that MACSTEEL has the only two plants in North America using continuous rotary centrifugal casting technology. This casting process produces seam-free bars, without surface defects or inclusions, thereby reducing the need for subsequent surface conditioning. The continuous casting and automated in-line manufacturing operations at the MACSTEEL plants substantially reduce labor and energy costs by eliminating the intermittent steps that characterize manufacturing operations at most larger, and particularly integrated steel mills. The Company typically sells only complete heat lots, or batches, which are made to specific customer requirements.

         MACSTEEL produces various grades of customized, engineered steel bars by melting steel scrap and casting it in a rotary centrifugal continuous caster. MACSTEEL's molten steel is further processed through secondary refining processes that include argon stirring, ladle injection, and vacuum arc degassing prior to casting. These processes enable MACSTEEL to produce higher quality, "cleaner" steel.

         As a result of its state-of-the-art continuous manufacturing technology, which reduces labor, energy and process yield loss, the Company believes that MACSTEEL is one of the lowest cost producers of engineered carbon and alloy steel bars. The Company believes that energy costs at MACSTEEL are significantly lower than those of its competitors because its bars are moved directly from the caster to the rolling mill before cooling, eliminating the need for costly reheating. MACSTEEL's low unit labor costs are achieved with its highly automated manufacturing process, enabling it to produce finished steel bars using less than two man-hours of labor per ton compared with an estimated average of four to five man-hours per ton for U.S. integrated steel producers.

         MACSTEEL products are custom manufactured primarily for the vehicular product markets serving the passenger car, light truck, sport utility vehicle
(SUV), heavy truck, anti-friction bearing, off-road and farm equipment, and seamless tubular industries. These industries use engineered steel bars in critical applications such as camshafts, crankshafts, transmission gears, wheel spindles and hubs, bearing components, steering components, hydraulic mechanisms and seamless tube production. Also, MACSTEEL engineered steel bars are used for the manufacture of components for safety critical steel air bag inflators at the Company's Piper Impact plant in New Albany, Mississippi.

         Also included in the MACSTEEL division are a heat treating plant in Huntington, Indiana ("Heat Treat") and a plant in Kenosha, Wisconsin that improves the wear and corrosion resistance properties of steel bars and tubes ("NitroSteel").

         The Heat Treat facility uses custom designed, in-line equipment to provide tube and bar heat-treating and related services, such as quench and temper, stress relieving, normalizing, "cut-to-length", and metallurgical testing. This plant primarily serves customers in the vehicular products and energy markets.

         The NitroSteel plant processes steel bars and tubes using the patented Nitrotec treatment to improve corrosion and wear resistance while providing an environmentally friendly, non-toxic alternative to chrome plating. NitroSteel's products are made for specific customer applications and are used for fluid power applications in primarily the vehicular products markets.

Piper Impact

The Piper Impact division of the vehicular products segment includes two impact-extrusion facilities in New Albany, Mississippi, dedicated to aluminum and steel impact-extruded products.

         Piper Impact is a manufacturer of custom designed, impact extruded aluminum and steel parts primarily for vehicular and defense applications. Piper Impact's operations use impact extrusion technology to produce highly engineered near-net shaped components from aluminum and steel slugs. The pressure resulting from the impact of the extrusion presses causes metal to flow into the desired shape. This cost efficient, cold forming of the metal results in a high quality, work hardened product with a superior finish. Products may be further processed with heat-treating and precision machining. The parts are then delivered to customers' assembly lines, requiring little or no additional processing. The majority of Piper Impact's sales are to one customer, Autoliv Inc., for use in automotive air bag systems.

Temroc Metals

The Temroc Metals division of the vehicular products segment is located in Hamel, Minnesota. Temroc Metals is an aluminum extruder and fabricator of metal products. The single facility manufactures engineered products that primarily serve the outdoor recreational vehicular products market.

BUILDING PRODUCTS

The building products segment is comprised of the former aluminum mill sheet products segment (Nichols Aluminum) as well as the divisions comprising the former Engineered Products segment (AMSCO, Homeshield and Imperial), excluding Temroc. The segment includes two aluminum sheet casting and finishing operations and fabricated metal components operations.

Nichols Aluminum

Nichols Aluminum manufactures mill finished and coated aluminum sheet for the building products market and the food packaging market. The division comprises five plants: a thin-slab casting and hot rolling mill ("NAC") located in Davenport, Iowa, three cold rolling and finishing plants located in Davenport, Iowa ("NAD"), Lincolnshire, Illinois ("NAL"), and Decatur, Alabama ("NAA"), and Nichols Aluminum-Golden ("NAG"), an aluminum production facility located in Fort Lupton, Colorado.

         NAC's mini-mill uses an in-line casting process that can produce 400 million pounds of reroll (hot-rolled aluminum sheet) annually. The mini-mill converts aluminum scrap to sheet through melting, continuous casting, and in-line hot rolling processes. NAC has shredding and blending capabilities, including two rotary barrel furnaces that broaden its sources of raw material and allow it to melt cheaper grades of scrap. Delacquering equipment improves the quality of the raw material before it reaches the melting furnaces by burning off combustibles in the scrap. Scrap is blended using computerized processes to most economically achieve the desired molten aluminum alloy composition. The molten metal flows into a Hazelett thin-slab caster, which casts an aluminum slab up to 52-inches wide and .75 inches thick. The slab is fed directly to a hot mill where three in-line rolling stands reduce the slab to gauges as thin as .045 inches. This hot rolling process substantially reduces subsequent cold rolling requirements. NAC also has an efficient, in-house dross recovery system to improve raw material yields.

         The Company believes the combination of base capacity increases and technological enhancements directed at producing higher quality reroll results in a significant manufacturing advantage with savings derived from reduced raw material costs, optimized scrap utilization, reduced unit energy cost, reduced cold rolling requirements and lower labor costs.

         Further processing of the reroll occurs at NAD, NAL or NAA, where customers' specific product requirements can be met through cold rolling to various gauges, annealing for additional mechanical and formability properties, tension leveling to improve the flatness of the sheet, and slitting to specific widths. Products at the NAD and NAA plants can also be custom painted, an important value-added feature for the applications of certain customers in the building products market.

         Operations at NAG include melting and casting aluminum into sheet, cold rolling to specific gauge, annealing, leveling, custom coating and slitting to width. NAG manufactures high quality aluminum sheet from scrap, then manufactures the sheet into engineered applications primarily for the food packaging markets.

Engineered Products

AMSCO in Rice Lake, Wisconsin, Homeshield ("HFP"), with 2 plants in Chatsworth, Illinois, and Imperial ("IFP") in Richmond, Indiana produce various engineered products for the building products markets. These products include aluminum window and patio door screens, window frames, residential exterior door products, and a broad line of custom designed, roll formed products and stamped shapes for manufacturers of premium wood windows and vinyl windows for the home improvement, residential, and commercial construction markets. AMSCO combines strong product design and development expertise with reliable, just-in-time delivery. HFP also coats and/or paints aluminum sheet in many colors, sizes, and finishes, and it fabricates aluminum coil into rain carrying systems, soffit, exterior housing trim and roofing products. IFP produces sophisticated residential exterior door thresholds, astragals, patio door systems and other miscellaneous door components.

RAW MATERIALS AND SUPPLIES

The Company's MACSTEEL plants purchase on the open market their principal raw material, steel scrap or substitutes such as pig iron, beach iron and hot briquetted iron. Collection and transportation of these raw materials to the Company's plants can be adversely affected by extreme weather conditions. Prices for scrap also vary in relation to the general business cycle, typically declining in periods of slow economic activity.

         Temroc's raw material consists primarily of aluminum billet, which it purchases from several suppliers on the open market.

         Piper Impact's raw material consists of aluminum bars and slugs that it purchases on the open market, and steel bars that it purchases from MACSTEEL.

         Nichols Aluminum's principal raw material is aluminum scrap purchased on the open market, which can also be adversely affected by extreme weather conditions. Nichols purchases and sells aluminum ingot futures contracts on the London Metal Exchange to hedge against fluctuations in the price of aluminum scrap required to manufacture products for fixed-price sales contracts.

         AMSCO and HFP's primary raw material is coated and uncoated aluminum sheet purchased primarily from Nichols Aluminum. Raw materials utilized at IFP include aluminum, wood and vinyl that are available from a number of suppliers. Prices for aluminum are typically set on a monthly basis based upon market rates. In addition, IFP purchases two types of wood materials - hardwood and softwood, which it purchases at market prices.

BACKLOG

At October 31, 2001, Quanex's backlog of orders to be shipped in the next twelve months was approximately $185 million. This compares to approximately $158 million at October 31, 2000. Because many of the markets in which Quanex operates have short lead times, the Company does not believe that backlog figures are reliable indicators of annual sales volume or operating results.

COMPETITION

The Company's products are sold under highly competitive conditions. Quanex competes with a number of companies, some of which have greater financial and other resources. Competitive factors include product quality, price, delivery, and the ability to manufacture to customer specifications. The amounts of engineered steel bars, aluminum mill sheet products, engineered products and impact extruded products manufactured by the Company generally represent a small percentage of annual domestic production.

         The Company's engineered steel bar group (MACSTEEL) competes primarily with one large integrated steel producer and two large non-integrated steel producers. Although these producers may be larger and have greater resources than the Company, Quanex believes that the technology used at MACSTEEL facilities permits it to compete effectively in the markets it serves.

         The Company's aluminum mill sheet group (Nichols Aluminum) competes with many small and large aluminum sheet manufacturers. Some of these competitors are divisions or subsidiaries of major corporations with substantially greater resources than the Company. The Company also competes with major aluminum producers in coil-coated and mill finished products, primarily on the basis of the breadth of product lines, the quality and responsiveness of its services, and price.

         The Company's engineered products group (AMSCO, Homeshield, Imperial, and Temroc) competes with many small metal fabricators and aluminum extrusion facilities, primarily on the basis of custom engineering, quality, service, and price.

         Piper Impact competes with several other impact extrusion companies, and companies that offer other technologies that can provide similar products, on the basis of design, quality, price and service.

SALES AND DISTRIBUTION

The Company has sales organizations with sales representatives in many parts of the U.S. MACSTEEL sells engineered steel bars primarily to tier one suppliers through its sales organization and manufacturers' representatives. Nichols Aluminum products are sold directly to original equipment manufacturers ("OEMs") and through metal service centers. The engineered products group's products are sold primarily to OEMs, except for some residential building products, which are also sold through distributors. Piper Impact sells directly to OEMs.

SEASONAL NATURE OF BUSINESS

Nichols Aluminum and the Company's engineered products businesses are seasonal. The primary markets of these businesses are in the Northeast and Midwest regions of the United States, where winter weather reduces homebuilding and home improvement activity. Historically in these businesses, lowest sales have occurred during the Company's first fiscal quarter. Profits for the operations in these businesses tend to be lower in quarters with lower sales because a high percentage of their manufacturing overhead and operating expense is due to labor and other costs that are generally fixed throughout the year. The other businesses in which the Company competes are generally not seasonal. However, due to the holidays in the Company's first fiscal quarter and steel plant shutdowns for vacations and maintenance in the Company's third fiscal quarter, sales have historically been lower in those periods. As a result of these trends, combined with the effects of seasonality, the Company generally expects that, absent unusual activity or changes in economic conditions, its lowest sales will occur in the first fiscal quarter.

SERVICE MARKS, TRADEMARKS, TRADE NAMES, AND PATENTS

The Company's Quanex, Quanex design, Seam-Free design, NitroSteel, MACGOLD, MACSTEEL, MACSTEEL design, MAC+, Ultra-Bar, Homeshield, Homeshield design, and "The Best Alloy & Specialty Bars" marks are registered trademarks or service marks. The Company's Piper Impact name is used as a service mark, but is not yet registered in the United States. The trade name Nichols-Homeshield and the Homeshield design trademarks are used in connection with the sale of the Company's aluminum mill sheet products and residential building products. The Homeshield, Piper Impact, MACSTEEL and Quanex word and design marks and associated trade names are considered valuable in the conduct of the Company's business. The businesses conducted by the Company generally do not depend upon patent protection. Although the Company holds numerous patents, in many cases, the proprietary technology that the Company has developed for using the patents is more important than the patents themselves.

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

         Total remediation reserves, at October 31, 2001, for Quanex's current plants, former operating locations, and disposal facilities were approximately $18 million. Of that, approximately 80% is allocated to the cleanup of historical soil and groundwater contamination and other corrective measures at a plant operated by the Company's Piper Impact division in New Albany, Mississippi. Depending upon such factors as the nature and extent of contamination, the cleanup technologies employed, and regulatory concurrences, final remediation costs may be more or less than amounts accrued; however, management believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities.

         Environmental agencies continue to develop regulations implementing the Federal Clean Air Act. Depending on the nature of the regulations adopted, Quanex may be required to incur additional capital and other expenditures sometime in the next several years for air pollution control equipment, to maintain or obtain operating permits and approvals, and to address other air emission-related issues. Based upon its analysis and experience to date, Quanex does not believe that its compliance with Clean Air Act requirements will have a material effect on its operations or financial condition. The Company plans to have capital expenditures in fiscal 2002 for equipment upgrades in order to comply with secondary aluminum production emissions standards at two of its Nichols Aluminum facilities.

         Quanex incurred approximately $3 million and $5 million during fiscal 2001 and 2000, respectively, in expenses in order to comply with existing or proposed environmental regulations. The Company estimates expenses at various of its facilities during fiscal 2002 will be approximately $5 million for continuing compliance with environmental regulations. Capital expenditures for these environmental regulations during fiscal 2001 and 2000 were immaterial. Capital expenditures for fiscal 2002 are expected to be approximately $5 million including upgrades related to secondary aluminum production emissions standards at two of its Nichols Aluminum facilities. Future expenditures relating to environmental matters will necessarily depend upon the application to Quanex and its facilities of future regulations and government decisions. Quanex will continue to have expenditures in connection with environmental matters beyond 2002, but it is not possible at this time to reasonably estimate the amount of these expenditures.

EMPLOYEES

At October 31, 2001, the Company employed 3,321 persons. Of the total employed, 32% were covered by collective bargaining agreements. In November 2001, a five-year agreement was ratified by the United Steel Workers representing 95 employees at Nichols Aluminum Alabama. Temroc's collective bargaining agreement expires January 31, 2002 and negotiations will begin mid-January.

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

                                                                                                                      SQUARE
                     LOCATION                               PLANT                                                    FOOTAGE
                     --------                               -----                                                    -------
               Owned:                              ENGINEERED STEEL BARS

               Fort Smith, Arkansas                MACSTEEL                                                          614,000
               Jackson, Michigan                   MACSTEEL                                                          386,000
               Huntington, Indiana                 Heat Treating                                                      96,000
               Kenosha, Wisconsin                  NitroSteel                                                         35,000

               Owned:                              ALUMINUM MILL SHEET PRODUCTS

               Lincolnshire, Illinois              Nichols Aluminum                                                  142,000
               Davenport, Iowa                     Nichols Aluminum                                                  236,000
               Davenport, Iowa                     Nichols Aluminum Casting                                          245,000
               Fort Lupton, Colorado               Nichols Aluminum Golden                                           238,000

               Leased (4 leases expiring 2003, 2004, 2005 and 2018):

               Decatur, Alabama                    Nichols Aluminum Alabama                                          410,000

               Owned:                              ENGINEERED PRODUCTS

               Rice Lake, Wisconsin                AMSCO                                                             336,000
               Chatsworth, Illinois                Homeshield Fabricated Products (two plants)                       218,000
               Richmond, Indiana                   Imperial Fabricated Products                                       92,000
               Hamel, Minnesota                    Temroc                                                            140,000

               Owned:                              PIPER IMPACT

               New Albany, Mississippi             Piper Impact (two plants)                                         683,000

               Leased (expires 2010):              EXECUTIVE OFFICES

               Houston, Texas                      Quanex Corporation                                                 21,000

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Quanex's common stock, $.50 par value, is traded on the New York Stock Exchange, under the ticker symbol: NX. Quarterly stock price information and annual dividend information for the common stock is as follows:

QUARTERLY COMMON STOCK DIVIDENDS
Quarter Ended:                     2001       2000       1999       1998       1997
                                 --------   --------   --------   --------   --------
January ......................        .16        .16        .16        .16        .15
April ........................        .16        .16        .16        .16        .15
July .........................        .16        .16        .16        .16        .15
October ......................        .16        .16        .16        .16        .16
                                 --------   --------   --------   --------   --------
          TOTAL ..............        .64        .64        .64        .64        .61

QUARTERLY COMMON STOCK SALES PRICE
(High & Low) Quarter Ended:               2001       2000       1999       1998       1997
                                        --------   --------   --------   --------   --------
January ......................            21        26.5625    23.875     30.4375    29.125
                                          16.375    19.0625    16.8125    27.0625    24.25
April ........................            21.15     23.6875    26.25      33.8125    27.875
                                          17.35     16.125     15.375     28.50      23.375
July .........................            27.55     18.625     29         32.1875    34.125
                                          20.70     14.375     25.125     27.25      25.125
October ......................            27.48     20.6875    27.375     27.875     36.50
                                          20.75     17.0625    20.125     15.625     26.25

The terms of Quanex's revolving credit arrangements with certain banks limit the total amount of common and preferred stock dividends and other distributions on such stock. Under the most restrictive test under such credit facilities, the total common stock dividends the Company may declare and pay is limited to $21 million, plus 50% of consolidated net income earned after October 31, 1989, adjusted for other factors as set forth in the credit agreement. As of October 31, 2001, the aggregate amount available for dividends and other restricted payments under its credit facilities was approximately $26 million.

         There were 5,538 holders of Quanex common stock on record as of December 31, 2001.

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

Return on common stockholders' equity: Net income attributable to common stockholders divided by average common stockholders' equity.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL SUMMARY  1996 - 2001
($ THOUSANDS, EXCEPT PER SHARE DATA)
Fiscal years ended October 31,                         2001      2000          1999      1998          1997         1996
                                                     --------  --------      --------  --------      --------     --------
REVENUES AND EARNINGS
Net sales(1), (8)                                     924,353   964,518       834,902   821,507       768,743      640,121
Cost of sales including operating depreciation
    and amortization                                  809,027   841,047       706,607   707,971       666,691      546,938
                                                     --------  --------      --------  --------      --------     --------
Gross profit                                          115,326   123,471       128,295   113,536       102,052       93,183
Piper Impact Asset Impairment Charge                       --    56,300(2)         --    58,500(2)         --           --
Loss on sale of Piper Impact Europe                        --    14,280(3)         --        --            --           --
Other depreciation and amortization                     3,808     3,308         3,434     5,059         3,669        1,791
Selling, general and administrative expenses           54,202    53,545        53,104    47,713        43,375       44,959
                                                     --------  --------      --------  --------      --------     --------
Operating income (loss)                                57,316    (3,962)       71,757     2,264        55,008       46,433
Percent of net sales(8)                                   6.2      (0.4)          8.6       0.3           7.2          7.3
Other income - net                                      2,623     1,870         1,383     2,278         1,637        4,544
Interest expense-net                                   14,889    13,314        12,791    10,506        14,002       11,360
                                                     --------  --------      --------  --------      --------     --------
Income (loss) before income taxes, extraordinary
    items, cumulative effect of accounting change,
    and income from discontinued operations            45,050   (15,406)       60,349    (5,964)       42,643       39,617
Income taxes (credit)                                  16,228    (5,383)       21,048    (2,087)       14,925       16,639
                                                     --------  --------      --------  --------      --------     --------
Income (loss) from continuing operations               28,822   (10,023)       39,301    (3,877)       27,718       22,978
Income from discontinued operations                        --        --            --        --         5,176        9,912
Gain on sale of discontinued operations                    --        --            --    13,046        36,290           --
Extraordinary items - early extinguishment of debt,
    net of taxes                                          372       358           415        --            --       (2,522)
                                                     --------  --------      --------  --------      --------     --------
Net income (loss)                                      29,194    (9,665)       39,716     9,169        69,184       30,368
Percent of net sales(8)                                   3.2      (1.0)(7)       4.8       1.1(6)        9.0(5)       4.7
                                                     --------  --------      --------  --------      --------     --------
PER SHARE DATA
Basic Earnings per share:
   Income (loss) from continuing operations              2.15     (0.73)         2.76     (0.27)         2.01         1.70
   Income from discontinued operations                     --        --            --        --          0.37         0.73
   Gain on sale of discontinued operations                 --        --            --      0.92          2.63           --
   Extraordinary items and cumulative effect of
       accounting change                                 0.03      0.03          0.03        --            --        (0.19)
   Net earnings (loss)                                   2.18     (0.70)(7)      2.79      0.65(6)       5.01         2.24
Cash dividends declared                                  0.64      0.64          0.64      0.64          0.61         0.60
Book value                                              20.88     19.90         21.24     19.19         19.13        14.50
Average shares outstanding (000)                       13,399    13,727        14,234    14,149        13,807       13,524
Market closing price range
    High                                                27.38     26.56         28.94     33.50         36.50        28.63
    Low                                                 17.00     14.38         15.50        16         23.38        18.38
                                                     --------  --------      --------  --------      --------     --------
FINANCIAL POSITION - YEAR END
Working capital                                       102,288   104,944        76,247    62,979        52,818       88,238
Property, plant and equipment - net                   357,635   338,248       406,841   395,054       379,071      319,165
Other assets                                          103,118    71,665        71,218    69,422       119,738      117,142
Total assets                                          697,631   645,859       690,446   674,288       685,705      638,948
                                                     --------  --------      --------  --------      --------     --------
Noncurrent deferred income taxes                       29,282    27,620        43,910    33,412        48,111       40,454
Long-term debt                                        219,608   191,657       179,121   188,302       201,858      253,513
Stockholders' equity                                  279,977   266,497       301,061   272,044       268,823      197,009
Total capitalization                                  499,585   458,154       480,182   460,346       470,681      450,522
Long-term debt percent of capitalization                 44.0      41.8          37.3      40.9          42.9         56.3
                                                     --------  --------      --------  --------      --------     --------
OTHER DATA
Asset turnover(8)                                         1.4       1.4           1.2       1.2           1.2          1.2
Current ratio                                        1.8 TO 1  1.8 to 1      1.6 to 1  1.4 to 1      1.4 to 1     1.8 to 1
Return on average investment - percent                    8.1      (0.2)(7)      10.0       3.4(6)       16.7(5)       9.8
Return on average common equity - percent                10.7      (3.4)(7)      13.9       3.4(6)       29.7(5)      16.4
                                                     --------  --------      --------  --------      --------     --------
Working capital provided by operations(4)              73,858    90,441        94,905    82,830        73,321       60,378
Depreciation and amortization                          43,910    48,445        45,883    42,400        37,865       36,499
Capital expenditures                                   55,640    42,355        60,934    60,936        69,146       34,737
Backlog for shipment in next 12 months                185,000   157,830       164,128   183,847       225,498      123,382
                                                     --------  --------      --------  --------      --------     --------
Number of stockholders                                  5,313     5,697         5,113     5,720         5,488        3,425
Average number of employees                             3,340     3,361         3,393     3,261         2,994        1,950
Sales per employee(8)                                     277       287           246       252           257          328
                                                     --------  --------      --------  --------      --------     --------

Note: Several acquisitions and divestitures have been made in past years. See
      Notes 2 and 3 to the financial statements for a description of these transactions.

(1) Excludes sales from discontinued operations for the years 1997 and 1996, respectively of $187,123 and $275,641.

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

(8) Beginning in fiscal 2001, freight costs are no longer netted against sales, they are included in cost of sales. Prior year's net sales and sales ratios have been restated to conform to this presentation.

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

RESULTS OF OPERATIONS

Overview

Summary Information as % of Sales:  (Dollars in millions)

                                                        FISCAL YEAR ENDED OCTOBER 31,
                                                2001                 2000                 1999
                                          Dollar     % of      Dollar     % of      Dollar     % of
                                          Amount    Sales      Amount    Sales      Amount    Sales
                                          ------    ------     ------    ------     ------    ------
Net Sales                                 $924.3       100%    $964.5       100%    $834.9       100%
  Cost of Sales                            769.3        83      796.4        83      664.7        80
  Selling, general and admin                54.2         6       53.5         5       53.1         6
  Depreciation and amortization             43.5         5       47.9         5       45.3         5
  Piper Impact Impairment Charge              --        --       56.3         6         --        --
  Loss on sale of Piper Impact Europe         --        --       14.3         1         --        --
                                          ------    ------     ------    ------     ------    ------
Operating Income (Loss)                     57.3         6%      (3.9)        0%      71.8         9%
Interest Expense                           (16.6)       (1)     (15.3)       (2)     (14.4)       (2)
Capitalized Interest                         1.7         0        1.9         0        1.6         0
Other, net                                   2.6         0        1.9         0        1.4         0
Income tax benefit (expense)               (16.2)       (2)       5.4         1      (21.1)       (2)
                                          ------    ------     ------    ------     ------    ------
Income (Loss) before extraordinary gain   $ 28.8         3%    $(10.0)       (1)%   $ 39.3         5%
                                          ======               ======               ======


         Despite a slow business environment, Quanex achieved relatively strong earnings for the fiscal year ended October 31, 2001. The Company was able to achieve sequentially better earnings quarter-to-quarter during the year. A focus on reducing conversion and overhead costs, coupled with the introduction of new products, were the three key drivers, which helped the Company achieve these results.

Acquisitions / Divestitures Since October 31, 1998

In January 2000, the Company purchased from Alcoa, Inc. the Golden Aluminum production facility based in Fort Lupton, Colorado. Quanex acquired the assets of the facility for $9 million plus working capital valued at approximately $13 million. The newly acquired facility became part of Quanex's flat-rolled aluminum sheet business - Nichols Aluminum (the aluminum mill sheet products segment). It was renamed Nichols Aluminum - Golden, Inc., ("Nichols Aluminum - Golden"), a wholly owned subsidiary of Quanex.

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

         On November 30, 2000, the Company completed the purchase of all of the Capital stock of Temroc Metals, Inc., a Minnesota corporation for approximately $22 million in cash. Temroc, as a surviving corporation, became a wholly owned subsidiary of the Company. Temroc has production facilities in Hamel, Minnesota, where it manufactures customized aluminum extrusions and fabricated metal products for recreational vehicles, architectural products, electronics and other markets. Temroc has become part of the Company's Engineered Products Group and will continue to operate as a manufacturer of aluminum extrusions and fabricated metal products.

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

         During fiscal 2001, the Company's operations were grouped into four business segments: (1) engineered steel bars, (2) aluminum mill sheet products,
(3) engineered products, and (4) Piper Impact. General corporate expenses are classified as "Corporate and Other". During the latter portion of the fiscal year ending October 31, 2001, the Company completed a strategic review of its business, which resulted in a shift of strategy away from primarily a "process" oriented enterprise to a more "market focused" enterprise. The review underscored a high concentration of sales in two market segments - vehicular products and building products. Beginning in fiscal 2002, the Company will report operations in those two market focused segments. For financial information regarding each of Quanex's business segments as well as a presentation under the new segments, see Note 13 to the Consolidated Financial Statements.

         The Company's engineered steel bar segment consists of manufacturing engineered steel bars, steel bar and tube heat treating services and steel bar and tube wear and corrosion resistant finishing services. The aluminum mill sheet segment manufactures mill finished and coated aluminum sheet. The engineered products segment manufactures aluminum window and patio door screens, window frames, exterior door components and other roll formed products and stamped shapes. The Piper Impact segment manufactures impact-extruded aluminum and steel parts.

The following table sets forth selected operating data for the Company's four business segments:

                                                  Years Ended October 31,
                                           -------------------------------------
                                              2001         2000          1999
                                           ----------   ----------    ----------
                                                      (In thousands)
Engineered Steel Bars:
  Net sales ............................   $  336,318   $  360,437    $  311,342
  Operating income .....................       41,955       57,702        60,446
  Depreciation and amortization ........       21,017       18,775        16,293
  Identifiable assets ..................   $  291,220   $  267,476    $  241,783

Aluminum Mill Sheet Products:(1)
  Net sales ............................   $  380,068   $  415,777    $  320,283
  Operating income .....................        5,934       21,529        15,306
  Depreciation and amortization ........       13,193       12,965        12,334
  Identifiable assets ..................   $  207,104   $  227,365    $  200,733

Engineered Products:(2)
  Net sales ............................   $  146,487   $  106,865    $   94,476
  Operating income .....................       19,983       14,301        13,006
  Depreciation and amortization ........        5,070        3,443         3,349
  Identifiable assets ..................   $   88,424   $   65,527    $   46,977

Piper Impact:(3)
  Net sales ............................   $   85,514   $  106,416    $  135,201
  Operating income (loss) ..............        3,256      (82,470)         (853)
  Depreciation and amortization ........        3,686       12,362        12,836
  Identifiable assets ..................   $   47,490   $   54,518    $  162,176

(1) Fiscal 2000 results include Nichols Aluminum-Golden operations since the acquisition date of January 25, 2000. See Note 2 to the consolidated financial statements.

(2) Results include Imperial operations, acquired April 2000, and Temroc operations, acquired November 2000. See Note 2 to the consolidated financial statements.

(3) Fiscal 2000 results include the one-time $14.3 million loss on the sale of Piper Impact Europe and $56.3 million asset impairment charge relating to Piper Impact facilities in New Albany, Mississippi. See
         Note 3 and 4 to the consolidated financial statements.

         The engineered steel bar business, MACSTEEL, had a surprisingly strong fourth quarter finish to the year. Overall results for the year were excellent given the difficult steel market environment. MACSTEEL's sales for the year are off about 7% from the prior year, but the group gained market share within its vehicular products market. MACSTEEL continues to be rated number one in customer service and quality in the engineered bar market and remains the supplier of choice for bar products. One of MACSTEEL's strengths is its ability to adjust to a changing marketplace. When business activity softens in its core market, as it did this year, MACSTEEL is able to shift into secondary markets such as energy and defense. While these markets and products typically don't have as good of a mix as traditional markets, these sales help improve overall results in difficult times. For fiscal 2001, MACSTEEL maintained strict control over its costs and the group benefited from favorable scrap pricing.

         The aluminum mill sheet products business, Nichols Aluminum, operated profitably in a very difficult business environment. The group not only reported its highest operating income for the year in the fourth quarter, it also improved financial results sequentially throughout the year. Estimates from the Aluminum Association indicate that flat roll demand in our markets was down some 22% year over year, while at Nichols, output was off about 10% for the same period. Superior customer service along with excellent, consistent quality made the difference with customers.

         The engineered products business set all-time records in net sales, cash from operations and operating income. While somewhat softer than this time last year, attractive interest rates continue to draw buyers into the housing market, and remodeling spending has held up well. The combination of improved productivity, profitable acquisitions (Imperial and Temroc), cost control and new product development all contributed to an outstanding performance for fiscal 2001.

         Piper Impact reported four consecutive quarters of profitability in fiscal 2001 and demonstrated a substantial turnaround since 2000 for this business. More work and improvement are needed at Piper, but they are making progress. Focus remains on leaning-out manufacturing processes, fixed cost reductions and new product development. As business activity continues to shift away from traditional air bag components to other vehicular product offerings, Piper has the management team to make this transition successful. It will not happen overnight, but the Company is confident they have the people, assets and processes in place to make a successful transition and improve results.

Outlook

Given the current uncertainty in the economy, it remains difficult to predict the demand level for the Company's two core markets, vehicular products and building products, in fiscal 2002.

         The Company believes that the North American automotive build rate for fiscal 2002 will be in a range of 15 to 15.5 million units, certainly a bit slower than 2001, but still a good level. This build rate assumes some recovery will take place in the first half of 2002. Given this set of assumptions, taking into account new programs and the benefit of increased "in house" value added capacity at MACSTEEL, (a result of the Phase VI expansion at Michigan) as well as the lean manufacturing and continuing cost reduction programs at Piper, the Company's management is upbeat about fiscal 2002 and expects the vehicular segment's results to exceed fiscal 2001.

         Demand during 2002 in the Company's building products market is anticipated to remain stable considering that projections for new home construction and residential remodeling activities remain at levels similar to 2001. Nichols Aluminum, however, continues to face a very difficult market environment as the aluminum market's capacity exceeds demand. Looking to the first half of 2002, the extreme pricing pressures and the resulting narrow spreads together with lower seasonal demand will continue to challenge them. The engineered products division, with its focus on increasing market share and reducing costs, anticipates improved results.

         The Company's fiscal first quarter (November, December and January) is historically its least profitable of the year as there are fewer production days, the Company's vehicular and building products customers take holiday shutdowns and customers manage year-end inventories closely. First quarter 2002 earnings per share are expected to be near this year's $0.27. For the year, we expect to again show sequentially improving quarterly results.

2001 Compared to 2000

Net sales - Consolidated net sales for fiscal 2001 were $924.4 million, representing a decrease of $40.2 million, or 4%, when compared to fiscal 2000. All operating segments, with the exception of the engineered products group experienced decreased net sales.

         Net sales from the Company's engineered steel bar business for fiscal 2001 were $336.3 million, representing a decrease of $24.1 million, or 7%, when compared to fiscal 2000. This decrease was principally due to lower volume resulting from weaker markets in the transportation and capital goods industries as well as lower sales prices. The business continued to experience pricing pressures; however, due to the increased proportion of MACPLUS volume, a value added product, the impact on overall average sales price was lessened.

         Net sales for fiscal 2001 from the Company's aluminum mill sheet products business decreased by $35.7 million, or 9%, to $380.1 million when compared to fiscal 2000. Fiscal 2001 included a full year of Nichols Aluminum Golden, which was acquired January 25, 2000. The decrease in net sales was due to lower volume as well as lower sales prices. Volume was affected by more severe winter weather during the first fiscal quarter than was experienced in the prior year, as well as a general economic slowdown. These factors negatively affected the building and construction and truck-trailer markets that Nichols Aluminum serves. Sales prices were also negatively impacted by the extremely competitive pricing environment, and the fact that other mills were aggressively seeking available business during the economic slowdown.

         Net sales from the Company's engineered products business for fiscal 2001 were $146.5 million, representing an increase of $39.6 million, or 37%, from last year. The increase was largely due to the acquisition of Imperial in April of 2000 and Temroc, acquired November 2000. Additionally, the group's net sales improved at the other facilities, benefiting from the capital expansion project at AMSCO, which was completed in November 2000, and new product development initiatives.

         Net sales for fiscal 2001 for the Company's Piper Impact business declined by $20.9 million, or 20%, to $85.5 million when compared to fiscal 2000. Net sales for the period ending October 31, 2000 included sales from Piper Impact Europe which was sold in July of 2000. Comparable net sales of Piper's operations, excluding Piper Europe, decreased 3% over the same prior year periods. These results were impacted by declining aluminum air bag product sales and competitive pricing pressures.

         Operating income - Consolidated operating income for fiscal 2001 was $57.3 million, compared to $66.6 million in 2000, excluding the $14.3 million loss on the sale of Piper Impact Europe and the

$56.3 million asset impairment charge. This represents a decrease of $9.3 million, or 14%. During fiscal 2001, the engineered steel bar business and the aluminum mill sheet products business had decreased operating income while the engineered products and Piper Impact businesses had higher operating income.

         Operating income from the Company's engineered steel bar business was $42.0 million for fiscal 2001, representing a decrease of $15.7 million, or 27%, when compared to fiscal 2000. The decrease was due largely to lower net sales resulting from the sluggish demand in the transportation and capital goods markets as well as competitive pricing pressures. Lower material scrap prices helped offset some of the impact of reduced volume and lower selling price. The business experienced increased utility costs as energy prices rose and recognized higher depreciation expense with the completion of capital projects.

         Operating income for fiscal 2001 from the Company's aluminum mill sheet products business was $5.9 million, representing a decrease of $15.6 million, or 72%, from last year. This decrease was largely due to significantly lower net sales, lower spreads and higher energy costs.

         Operating income from the Company's engineered products business was $20.0 million for fiscal 2001, representing an increase of $5.7 million, or 40%, from last year. This increase was due in part to the acquisition of Imperial, acquired in April of 2000 and Temroc, acquired in November of 2000. Additionally, operating income increased at the other facilities as a result of new product development and higher net sales along with cost control and improved productivity.

         Operating income from the Company's Piper Impact business for fiscal 2001 was $3.3 million, compared to an operating loss of $11.9 million, excluding the one-time loss on the sale of Piper Impact Europe of $14.3 million and the $56.3 million asset impairment charge in the prior year. The fiscal 2000 operating loss also included operating losses from Piper Europe before its sale in July 2000. Comparative operating income excluding Piper Europe, improved $12.7 million from the prior year's results, despite a decline in net sales. This improvement is a result of lower costs realized from cellular manufacturing and cost cutting efforts as well as a $6.3 million reduction of depreciation expense. Depreciation expense decreased due to the asset impairment charge recorded in the fourth quarter of fiscal 2000.

         In addition to the four operating segments mentioned above, operating expenses for corporate and other for fiscal 2001 were $13.8 million, representing a decrease of $1.2 million from the $15.0 million recorded in fiscal 2000. Included in corporate and other are the corporate office expenses, impact of inventory accounting using LIFO method and inter-segment eliminations. See Notes 8 and 13 to the financial statements regarding LIFO valuation method of inventory accounting.

         Selling, general and administrative expenses - Selling, general and administrative expenses increased by $657 thousand, or 1%, in fiscal 2001 as compared to last year. This increase largely resulted from the following items:
1) acquisitions of Imperial in April 2000 and Temroc in November 2000 2) write-down of assets held for disposition to estimated realizable value in the corporate and other segment and 3) severance costs. These increases were partially offset, however, by 1) reduced expenses due to the sale of Piper Europe in July 2000, and 2) cost cutting initiatives throughout the Company.

         Depreciation and amortization - Depreciation and amortization decreased by $4.4 million, or 9%, in fiscal 2001 as compared to last year. The engineered steel bar, aluminum mill sheet products and engineered products segments' depreciation expense all increased as compared to last year due to the completion of capital projects as well as recent acquisitions. Piper Impact's depreciation and amortization decreased substantially from the prior year due to the sale of Piper Europe in July of 2000, as well as the reduced asset base, which resulted from the asset impairment charge recorded in the fourth quarter of fiscal 2000.

         Interest expense - Interest expense increased by $1.3 million, or 9%, in fiscal 2001 as compared to the prior year. The increase was primarily due to
1) higher outstanding debt balances during fiscal 2001 (resulting largely from the Temroc acquisition) and 2) the ineffective portion of the loss on certain interest rate swap derivatives recognized during that period. (See Note 11 and 17 to the financial statements.)

         Capitalized interest - Capitalized interest decreased by $275 thousand in fiscal 2001 as compared to fiscal 2000 primarily due to the completion of the Phase V capital project at MACSTEEL in December of 2000.

         Other, net - "Other, net" increased by $753 thousand in fiscal 2001 as compared to last year primarily as a result of increased investment income.

         Income before extraordinary gain - The Company earned income before extraordinary gain of $28.8 million in fiscal 2001 compared to $35.9 million in the prior year, excluding the $9.3 million (net of tax) loss on the sale of Piper Impact Europe and the $36.6 million (net of tax) asset impairment charge. This represents a decrease of $7.0 million, or 20%, when compared to fiscal 2000. The decrease was largely due to lower operating income and increased interest expense. Additionally, the Company's effective income tax rate was 36% for fiscal 2001 compared to 35% in fiscal 2000.

         Net income / loss - Fiscal 2001 net income was $29.2 million, compared to a net loss of $9.7 million for fiscal 2000. Included in the net loss for fiscal 2000 was a $9.3 million (after-tax) loss on the sale of Piper Impact Europe and a $36.6 million (after-tax) impairment charge associated with Piper Impact. Additionally, fiscal 2001 net loss included a $372 thousand extraordinary gain on the early extinguishment of debt. Included in net income for fiscal 2000 was a $358 thousand extraordinary gain on early extinguishment of debt.

2000 Compared to 1999

Net sales - Consolidated net sales for fiscal 2000 were $964.5 million, representing an increase of $129.6 million, or 16%, when compared to fiscal 1999. This increase reflects higher net sales at all of the business segments except Piper Impact. The acquisitions of Nichols Aluminum-Golden in January of 2000 and Imperial in April of 2000 contributed to this increase.

         Net sales from the Company's engineered steel bar business for fiscal 2000, were $360.4 million, representing an increase of $49.1 million, or 16%, when compared to fiscal 1999. This increase was principally due to increased sales volumes as a result of strong primary transportation markets.

         Net sales for fiscal 2000 from the Company's aluminum mill sheet products business increased by $95.5 million, or 30%, to $415.8 million when compared to fiscal 1999. This increase was due to increased volume from the seasonally strong construction market, increased selling prices resulting from sales of more value-added painted product and the acquisition of Nichols Aluminum-Golden in January 2000.

         Net sales from the Company's engineered products business for fiscal 2000 were $106.9 million, representing an increase of $12.3 million, or 13%, from last year. The increase was largely due to the acquisition of Imperial in April of 2000.

         Net sales for fiscal 2000 for the Company's Piper Impact business declined by $28.8 million, or 21%, to $106.4 million when compared to fiscal 1999. These results were impacted by the sale of Piper Impact Europe in July of 2000 as well as declining aluminum air bag product sales and competitive pricing pressures.

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

         Operating income from the Company's engineered products business was $14.3 million for fiscal 2000, representing an increase of $1.3 million, or 10%, from last year. The increase was due largely to increased volume and sale of more value-added, higher margin products, as well as the acquisition of Imperial in April 2000.

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

         Selling, general and administrative expenses - Selling, general and administrative expenses increased by $441 thousand, or 1%, in fiscal 2000 as compared to last year. This increase is largely a result of the acquisitions of Nichols Aluminum-Golden and Imperial as well as increased sales volume at most business segments.

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

         Income before extraordinary gain - The Company earned income before an extraordinary gain of $35.9 million in fiscal 2000 excluding the $9.3 million (net of tax) loss on the sale of Piper Impact Europe and the $36.6 million (net of tax) asset impairment charge. This represents a decrease of $3.4 million, or 9%, when compared to fiscal 1999 income before extraordinary gain of $39.3 million. The decrease (excluding the loss on the sale of Piper Impact Europe and the Piper Impact asset impairment charge) in fiscal 2000 was principally due to lower operating earnings at the engineered steel bar and Piper Impact business segments partially offset by improved results in the other two business segments.

         Net income / loss - Fiscal 2000 net loss was $9.7 million, compared to net income of $39.7 million for fiscal 1999. Included in the net loss for fiscal 2000 was a $9.3 million (after-tax) loss on the sale of Piper Impact Europe and a $36.6 million (after-tax) impairment charge associated with Piper Impact. Additionally, fiscal 2000 net loss included $358 thousand extraordinary gain on the early extinguishment of debt. Included in net income for fiscal 1999 was a $415 thousand extraordinary gain on early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

Total capitalization at October 31, 2001 was $500.0 million, consisting of $220.0 million of debt and $280.0 million of equity. The debt-to-capitalization ratio at the end of fiscal 2001 was 44.0% compared with 41.9% at the end of fiscal 2000. The higher debt-to-capitalization ratio results primarily from the borrowings made to finance the Temroc acquisition and the repayment of borrowings against life insurance policies.

         The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement currently consists of a revolving line of credit ("Revolver"). In July 1997, the term loan provisions of the Bank Agreement expired. The Bank Agreement expires July 23, 2003 and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. As of October 31, 2001, there was $140 million outstanding under the Revolver. See footnote 11 to the financial statements for a detailed description of all of the Company's debt instruments, outstanding balances and aggregate maturities over each of the next five years and beyond. The Company has started negotiations with a group of banks to replace the existing Bank Agreement with a new one during the fiscal year ending October 31, 2002.

         The Bank Agreement contains customary affirmative and negative covenants and requirements to maintain a minimum consolidated tangible net worth, as defined. The Bank Agreement limits the payment of dividends and certain restricted investments. At October 31, 2001, retained earnings of approximately $26 million were available for dividends and other restricted payments. As of October 31, 2001, the Company was in compliance with all covenants under the Bank Agreement.

         The Company accepted unsolicited block offers to buy back $4.6 and $10.4 million principal amount of the 6.88% Convertible Subordinated Debentures for $3.9 and $9.6 million in cash during the years ended October 31, 2001 and 2000, respectively. An after tax extraordinary gain of $372 and $358 thousand was recorded on these transactions in those years, respectively. The outstanding balance of these debentures as of October 31, 2001 was $58.7 million.

         On June 1, 1999, the Company borrowed $3 million through unsecured Scott County, Iowa Variable Rate Demand Industrial Waste Recycling Revenue Bonds Series 1999.

         On December 9, 1999, the Company announced that its Board of Directors approved a program to repurchase shares of the Company's common stock. Under terms of the program, the Company may periodically purchase up to a total of 2 million shares of its common stock in the open market or in privately negotiated transactions. The repurchase plan does not have a time limit, and funds for the program will be provided from the Company's available working capital and bank credit line. During the fiscal year ended October 31, 2001, the Company repurchased 119,000 shares for $2.2 million. During the fiscal year ended October 31, 2000, the Company repurchased 834,300 shares for $17.2 million. See
Note 15 to the financial statements.

         At October 31, 2001, the Company had commitments of $15 million for the purchase or construction of capital assets. The most significant project included in this total relates to the Company's continued expansion of value added product capability at MACSTEEL. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.

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

Operating Activities

Cash provided by operating activities during fiscal 2001 was $85.0 million, compared to $77.9 million the prior year. This represents an increase of $7.1 million, or 9%, compared to fiscal 2000, due largely to lower working capital requirements as a result of slowing business and a focused effort to optimize investment in working capital. The year ended October 31, 2001 included a tax refund of $219 thousand, compared to a $7.3 million refund in the prior year, which resulted from an overpayment in fiscal 1999.

Investment Activities

Net cash used by investment activities in fiscal 2001 was $77.1 million compared to a use of cash of $79.6 million in fiscal 2000. Fiscal 2001 cash from investing activities included the acquisition of Temroc Metals, whereas fiscal 2000 cash from investing activities included the acquisitions of Nichols Aluminum-Golden and Imperial. Net capital expenditures increased from $42.3 million in 2000 to $55.6 million in 2001. The Company estimates that fiscal 2002 capital expenditures will approximate $43 million.

Financing Activities

Net cash used by financing activities for fiscal 2001 was $692 thousand, compared to $1.8 million in the prior year. During fiscal 2001, the Company had net bank borrowings of $30 million, however it used $3.9 million to purchase subordinated debentures and $2.2 million to purchase Quanex common stock. Additionally, in fiscal 2001, Quanex repaid $17.3 million of life insurance cash surrender value policy loans. During fiscal 2000, the Company had net bank borrowings of $33.4 million and used $9.6 million to purchase subordinated debentures and $17.2 million to purchase Quanex common stock. Dividend payments amounted to $8.6 million in fiscal 2001 and $8.9 million in fiscal 2000. Proceeds from the issuance of stock totaled $2.5 million in fiscal 2001 compared to $1.0 million in fiscal 2000.

EFFECTS OF INFLATION

Inflation has not had a significant effect on earnings and other financial statement items.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS No. 133 until the Company's year ending October 31, 2001. The Company adopted SFAS No. 133, as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133", issued in June 2000, as of November 1, 2000. See Note 17 to the financial statements for further discussion.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101. SAB No. 101 provides the staff's views in applying Generally Accepted Accounting Principles ("GAAP") to revenue recognition in financial statements. It does not change any of the existing rules on revenue recognition. All registrants are expected to apply the accounting and disclosures described in this bulletin. SAB No. 101B delayed the implementation of SAB No. 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB No. 101B in the fourth fiscal quarter of the Company's year ending October 31, 2001. The impact was considered immaterial.

         In coordination with SAB No. 101B, the Company also adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". This EITF gives specific guidance related to recording shipping and handling fees such as freight. Prior to adoption of this EITF, the Company reflected freight costs in the "Net sales" item of the income statement. This EITF specifically states that freight costs are not to be netted against revenues. In accordance with this EITF, the Company now reflects freight costs as part of the "Cost of sales" item on the income statement. Prior periods information has been reclassified throughout this document.

         In June 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 addresses financial accounting and reporting for business combinations. The provisions of this statement apply to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company will follow the guidance of this statement for any future acquisitions it may undertake.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 (Quanex's fiscal year beginning November 1, 2002). Early application is permitted for entities with fiscal years beginning after March 15, 2001 (Quanex's fiscal year beginning November 1, 2001). The Company adopted this statement on November 1, 2001 for its fiscal year ended October 31, 2002. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year, if necessary. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle for the quarter ended January 31, 2002. Subsequent impairment losses will be reflected in operating income or loss in the consolidated statements of operations.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. The provisions of this statement are required to be applied starting with fiscal years beginning after June 15, 2002 (Quanex's fiscal year beginning November 1, 2002). The Company is currently evaluating the effects of adopting this pronouncement.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 (Quanex's fiscal year beginning November 1, 2002). The Company is currently evaluating the effects of adopting this pronouncement.

ITEM 7A. QUANTITATIVE / QUALITATIVE DISCLOSURE

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

         At October 31, 2001 and 2000, the Company had fixed-rate debt totaling $73 and $74 million, respectively. This debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings loss due to changes in market interest rates. See Notes 11 and 17 to the Company's Consolidated Financial Statements. The conversion feature of the Company's Subordinated Debentures makes it impractical to estimate the effect of a hypothetical 10% change in interest rates. This is due to the correlation between the market value of these instruments and the market value of the Company's common stock. In general, any changes in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments in the open market prior to their maturity.

         The Company and certain of its subsidiaries' floating-rate obligations total $147.1 and $117.6 million at October 31, 2001 and 2000, respectively. See
Note 11 to the Company's Consolidated Financial Statements. The exposure of these obligations to increases in short-term interest rates is limited for $100 million of this variable rate debt by interest rate swap agreements entered into by the Company. These swap agreements effectively fix the interest rate, thus limiting the potential impact that increasing interest rates would have on earnings. Under these swap agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and received on a LIBOR based variable rate (2.31% and 6.76% at October 31, 2001 and 2000, respectively). At October 31, 2001 and 2000, the fair market value related to the interest rate swap agreements was a loss of $7.3 million and $918 thousand, respectively. If the floating rates were to change by 10% from October 31 levels, the fair market value of these swaps would change by approximately $411 thousand and $1.5 million as of October 31, 2001 and 2000, respectively. However, it should be noted that any change in value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

         As mentioned above, $100 million of the floating rate obligations are protected by interest swap agreements. To the extent these obligations exceed $100 million, the Company is subject to changes in the underlying interest rates. For the years ended October 31, 2001 and 2000, the Company's floating rate obligations exceeded the amount covered by the swap agreements by $47.1 and $17.6 million, respectively. Increases or decreases in the underlying interest rates of the obligations would have a direct impact on interest expense for those uncovered balances.

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

Commodity Price Risk

In the normal course of business, the Company enters into long-term firm price aluminum sheet sales contracts. In order to hedge the risk of higher prices for the anticipated aluminum purchases required to fulfill these long-term contracts, the Company enters into long futures positions. At October 31, 2001 and 2000, the Company had open futures contracts for aluminum pounds with fair values of $27.1 and $17.6 million, respectively. The contracts had fair value losses of $1.8 million and $372 thousand at October 31, 2001 and 2000, respectively, and covered a notional volume of 45,415,185 and 25,738,940 pounds of aluminum, respectively. A hypothetical 10% change from the

October 31, 2001 and 2000 average London Metal Exchange ("LME") ingot price on open contracts of $.596 and $.682, respectively, per pound would increase or decrease the unrealized pretax gains/losses related to these contracts by approximately $2.7 million and $1.8 million, respectively. However, it should be noted that any change in the value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the cost of purchased aluminum scrap. See Note 17 to the financial statements for further information.

Item 8. Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Quanex Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Quanex Corporation and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quanex Corporation and subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Houston, Texas
November 27, 2001

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



/s/ Raymond A. Jean                         /s/ Terry M. Murphy
---------------------------------------     ------------------------------------

Raymond A. Jean                             Terry M. Murphy
Chairman of the Board, President and        Vice President - Finance and Chief
Chief Executive Officer                     Financial Officer

Quanex Corporation
CONSOLIDATED BALANCE SHEETS

================================================================================

October 31,                                                                                     2001          2000
                                                                                             ----------    ----------
                                                                                                  (In thousands)
ASSETS
Current assets:
  Cash and equivalents ...................................................................   $   29,573    $   22,409
  Accounts and notes receivable, less allowance for doubtful
   accounts of $8,953,000 in 2001 and $11,240,000 in 2000 ................................      109,706        98,465
  Inventories ............................................................................       83,109       101,274
  Deferred income taxes ..................................................................       10,907        12,771
  Other current assets ...................................................................        3,583         1,027
                                                                                             ----------    ----------
     Total current assets ................................................................      236,878       235,946
Property, plant and equipment, net .......................................................      357,635       338,248
Goodwill, net ............................................................................       59,226        47,539
Cash surrender value insurance policies, net .............................................       37,300        15,909
Other assets .............................................................................        6,592         8,217
                                                                                             ----------    ----------
                                                                                             $  697,631    $  645,859
                                                                                             ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................................................................   $   76,831    $   77,339
  Accrued expenses .......................................................................       50,659        50,189
  Current maturities of long-term debt ...................................................          420           256
  Income taxes payable ...................................................................        1,087         3,218
  Other current liabilities ..............................................................        5,593            --
                                                                                             ----------    ----------
     Total current liabilities ...........................................................      134,590       131,002
Long-term debt ...........................................................................      219,608       191,657
Deferred pension credits .................................................................        7,962         7,026
Deferred postretirement welfare benefits .................................................        7,777         7,634
Deferred income taxes ....................................................................       29,282        27,620
Other liabilities ........................................................................       18,435        14,423
                                                                                             ----------    ----------
     Total liabilities ...................................................................      417,654       379,362
Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
      issued & outstanding - none in 2001 and 2000 .......................................           --            --
  Common stock, $.50 par value, 50,000,000 shares authorized; 14,085,642 and
      14,220,666 shares issued in 2001 and 2000, respectively ............................        7,043         7,110
  Additional paid-in capital .............................................................      108,314       111,061
  Retained earnings ......................................................................      186,274       165,841
  Unearned compensation ..................................................................         (897)         (467)
  Accumulated other comprehensive income .................................................       (7,212)         (301)
                                                                                             ----------    ----------
                                                                                                293,522       283,244
  Less common stock held by rabbi trust - 42,484 and 147,689 shares in
     2001 and 2000, respectively .........................................................         (873)       (3,349)
  Less cost of shares of common stock in treasury (633,935 and 677,526 shares in
     2001 and 2000, respectively) ........................................................      (12,672)      (13,398)
                                                                                             ----------    ----------
     Total stockholders' equity ..........................................................      279,977       266,497
                                                                                             ----------    ----------

                                                                                             $  697,631    $  645,859
                                                                                             ==========    ==========

================================================================================

See notes to consolidated financial statements.

Quanex Corporation
CONSOLIDATED STATEMENTS OF INCOME

================================================================================


                  Years ended October 31,                         2001          2000          1999
                                                               ----------    ----------    ----------
                                                               (In thousands, except per share amounts)
Net sales ..................................................   $  924,353    $  964,518    $  834,902
Costs and expenses:
  Cost of sales ............................................      769,328       796,434       664,719
  Selling, general and administrative ......................       54,202        53,545        53,104
  Depreciation and amortization ............................       43,507        47,921        45,322
  Loss on sale of Piper Impact Europe ......................           --        14,280            --
  Piper Impact asset impairment charge .....................           --        56,300            --
                                                               ----------    ----------    ----------
Operating income (loss) ....................................       57,316        (3,962)       71,757
Other income (expense):
  Interest expense .........................................      (16,555)      (15,255)      (14,402)
  Capitalized interest .....................................        1,666         1,941         1,611
  Other, net ...............................................        2,623         1,870         1,383
                                                               ----------    ----------    ----------
Income (loss) before income taxes and extraordinary gain ...       45,050       (15,406)       60,349
Income tax benefit (expense) ...............................      (16,228)        5,383       (21,048)
                                                               ----------    ----------    ----------
Income (loss) before extraordinary gain ....................       28,822       (10,023)       39,301
Extraordinary gain on early extinguishment of debt,
    net of income taxes ....................................          372           358           415
                                                               ----------    ----------    ----------

Net income (loss) attributable to common stockholders ......   $   29,194    $   (9,665)   $   39,716
                                                               ==========    ==========    ==========

Earnings (loss) per common share:
  Basic:
     Before extraordinary gain .............................   $     2.15    $    (0.73)   $     2.76
     Extraordinary gain ....................................         0.03          0.03          0.03
                                                               ----------    ----------    ----------
        Total basic net earnings (loss) ....................   $     2.18    $    (0.70)   $     2.79
                                                               ==========    ==========    ==========

  Diluted:
     Before extraordinary gain .............................   $     2.05    $    (0.73)   $     2.56
     Extraordinary gain ....................................         0.02          0.03          0.03
                                                               ----------    ----------    ----------
        Total diluted net earnings (loss) ..................   $     2.07    $    (0.70)   $     2.59
                                                               ==========    ==========    ==========

Weighted average number of shares outstanding
     Basic .................................................       13,399        13,727        14,234
     Diluted ...............................................       15,426        13,727        16,776

================================================================================

See notes to consolidated financial statements.

Quanex Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)



                                                                                        Additional
Years Ended October 31, 2001,                          Comprehensive      Common          Paid-in         Retained
                   2000, and 1999                         Income          Stock           Capital         Earnings
                                                       -------------     ---------      ----------       ---------
Balance at October 31, 1998                                              $   7,090       $ 108,624       $ 156,278
Comprehensive income:
  Net income                                             $  39,716                                          39,716
  Adjustment for minimum pension liability (net of
      tax expense of $395)
                                                               618
  Foreign currency translation adjustment                   (1,435)
                                                         ---------
Total Comprehensive income                               $  38,899
Common dividends ($.64 per share)                                                                           (9,124)
Common stock held by Rabbi Trust
Other                                                                           45           1,693              (3)
                                                         ---------       ---------       ---------       ---------
Balance at October 31, 1999                                              $   7,135       $ 110,317       $ 186,867

Comprehensive loss:
  Net loss                                               $  (9,665)                                         (9,665)
  Adjustment for minimum pension liability (net of
      tax expense of $103)
                                                               161
  Foreign currency translation adjustment                      303
                                                         ---------
Total Comprehensive loss                                 $  (9,201)
Common dividends ($.64 per share)                                                                           (8,884)
Common stock held by Rabbi Trust
Cost of common stock in treasury
Other                                                                          (25)            744          (2,477)
                                                         ---------       ---------       ---------       ---------
Balance at October 31, 2000                                              $   7,110       $ 111,061       $ 165,841
Comprehensive income:
  Net income                                             $  29,194                                          29,194
  Adjustment for minimum pension liability (net of
      tax expense of $965)
                                                            (1,508)
  Adoption of SFAS 133:
    Current period hedging transactions                     (7,478)
    Reclassifications into earnings                          2,075
                                                         ---------
Total Comprehensive income                               $  22,283
Common dividends ($.64 per share)                                                                           (8,621)
Common stock held by Rabbi Trust
Cost of common stock in treasury
Other                                                                          (67)         (2,747)           (140)
                                                         ---------       ---------       ---------       ---------
Balance at October 31, 2001                                              $   7,043       $ 108,314       $ 186,274



                                                          Accumulated Other Comprehensive
                                                                       Income
                                                       ---------------------------------------
                                                        Minimum        Foreign      Derivative        Treasury        Total
Years Ended October 31, 2001,                           Pension        Currency        Gain           Stock and    Stockholders'
                   2000, and 1999                      Liability      Translation     (Loss)            Other         Equity
                                                       ---------      -----------   ----------        ---------    -------------
Balance at October 31, 1998                            $  (1,080)      $   1,132     $      --        $      --        $ 272,044
Comprehensive income:                                                                                                     39,716
  Net income
  Adjustment for minimum pension liability (net of
      tax expense of $395)
                                                             618                                                             618
  Foreign currency translation adjustment                                 (1,435)                                         (1,435)
Total Comprehensive income
Common dividends ($.64 per share)                                                                                         (9,124)
Common stock held by Rabbi Trust                                                                         (2,322)          (2,322)
Other                                                                                                      (171)           1,564
                                                       ---------       ---------     ---------        ---------        ---------
Balance at October 31, 1999                            $    (462)      $    (303)    $      --        $  (2,493)       $ 301,061

Comprehensive loss:
  Net loss                                                                                                                (9,665)
  Adjustment for minimum pension liability (net of
      tax expense of $103)
                                                             161                                                             161
  Foreign currency translation adjustment                                    303                                             303

Total Comprehensive loss
Common dividends ($.64 per share)                                                                                         (8,884)
Common stock held by Rabbi Trust                                                                         (1,027)          (1,027)
Cost of common stock in treasury                                                                        (13,398)         (13,398)
Other                                                                                                      (296)          (2,054)
                                                       ---------       ---------     ---------        ---------        ---------
Balance at October 31, 2000                            $    (301)      $      --     $      --        $ (17,214)       $ 266,497
Comprehensive income:
  Net income                                                                                                              29,194
  Adjustment for minimum pension liability (net of
      tax expense of $965)
                                                          (1,508)                                                         (1,508)
  Adoption of SFAS 133:
    Current period hedging transactions                                                 (7,478)                           (7,478)
    Reclassifications into earnings                                                      2,075                             2,075

Total Comprehensive income
Common dividends ($.64 per share)                                                                                         (8,621)
Common stock held by Rabbi Trust                                                                          2,476            2,476
Cost of common stock in treasury                                                                            726              726
Other                                                                                                      (430)          (3,384)
                                                       ---------       ---------     ---------        ---------        ---------
Balance at October 31, 2001                            $  (1,809)      $      --     $  (5,403)       $ (14,442)       $ 279,977

See notes to consolidated financial statements.

Quanex Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONT.)



                                        Preferred
                                         Shares                                   Common Shares
                                       -----------       --------------------------------------------------------------------
Years Ended October 31, 2001,                                                                    Rabbi               Net
2000 and 1999                            Issued            Issued             Treasury           Trust           Outstanding
                                       -----------       -----------        -----------        -----------       ------------
Balance at October 31, 1998                     --        14,179,834                 --                 --         14,179,834
Stock issued - options exercised                              14,000                                                   14,000
Stock issued - compensation plans                             75,966                                                   75,966
Rabbi Trust                                                                                        (94,606)           (94,606)
                                       -----------       -----------        -----------        -----------        -----------
Balance at October 31, 1999                     --        14,269,800                 --            (94,606)        14,175,194
Shares purchased and cancelled                              (156,700)                                                (156,700)
Treasury shares purchased                                                      (677,600)                             (677,600)
Stock issued - options exercised                               3,337                 74                                 3,411
Stock issued - compensation plans                            104,229                                                  104,229
Rabbi Trust                                                                                        (53,083)           (53,083)
                                       -----------       -----------        -----------        -----------        -----------
Balance at October 31, 2000                     --        14,220,666           (677,526)          (147,689)        13,395,451
Treasury shares purchased                                                      (119,000)                             (119,000)
Stock issued - options exercised                                                 47,960                                47,960
Stock issued - compensation plans                                                84,812                                84,812
Rabbi Trust                                                 (135,024)            29,819            105,205                 --
                                       -----------       -----------        -----------        -----------        -----------
Balance at October 31, 2001                     --        14,085,642           (633,935)           (42,484)        13,409,223



See notes to consolidated financial statements.

Quanex Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW

================================================================================



                                Years Ended October 31,                                         2001         2000         1999
                                                                                              --------     --------     --------
                                                                                                        (In thousands)
OPERATING ACTIVITIES:
  Net Income (Loss) .......................................................................   $ 29,194     $ (9,665)    $ 39,716
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
        Piper Impact asset impairment charge (net of deferred taxes of $19,705 in fiscal
             2000 .........................................................................         --       36,595           --
        Loss on sale of Piper Impact Europe (net of taxes of $4,998) ......................         --        9,282           --
     Extraordinary gain on early extinguishment of debt (net of taxes of $200, $192 and
             $223 in fiscal 2001, 2000 and 1999, respectively) ............................       (372)        (358)        (415)
     Depreciation and amortization ........................................................     43,910       48,445       45,883
     Deferred income taxes ................................................................      2,357        5,483       10,150
     Deferred pension and postretirement benefits .........................................     (1,231)         659         (429)

  Changes in assets and liabilities net of effects from acquisitions and dispositions:
     Increase in accounts and notes receivable ............................................     (7,917)      (9,149)      (2,665)
     Decrease (increase) in inventory .....................................................     20,808      (12,474)       6,485
     Increase (decrease) in accounts payable ..............................................     (2,569)       5,412       (4,648)
     Decrease in accrued expenses .........................................................       (911)      (6,314)      (1,510)
     Other, net (including income tax refund) .............................................      1,681        9,954      (14,879)
                                                                                              --------     --------     --------
       Cash provided by operating activities ..............................................     84,950       77,870       77,688

INVESTMENT ACTIVITIES:
  Acquisition of Temroc Metals, Inc., net of cash and equivalents acquired ................    (17,922)          --           --
  Acquisition of Golden Aluminum, net of cash and equivalents acquired ....................         --      (20,148)          --
  Acquisition of Imperial Fabricated Products, net of cash and equivalents acquired .......         --      (15,303)          --
  Capital expenditures, net of retirements ................................................    (55,575)     (42,327)     (60,848)
  Other, net ..............................................................................     (3,597)      (1,809)      (1,832)
                                                                                              --------     --------     --------
       Cash used by investment activities .................................................    (77,094)     (79,587)     (62,680)
                                                                                              --------     --------     --------
       Cash provided (used) by operating and investment activities ........................      7,856       (1,717)      15,008

FINANCING ACTIVITIES:
  Bank borrowings, net ....................................................................     30,000       33,394        1,035
  Repayment of borrowing on insurance policies ............................................    (17,273)          --           --
  Purchase of subordinated debentures .....................................................     (3,942)      (9,586)      (8,799)
  Purchase of Quanex common stock .........................................................     (2,226)     (17,185)          --
  Common stock dividends paid .............................................................     (8,621)      (8,884)      (9,124)
  Issuance of common stock, net ...........................................................      2,473        1,002        1,567
  Other, net ..............................................................................     (1,103)        (556)         (60)
                                                                                              --------     --------     --------
       Cash used by financing activities ..................................................       (692)      (1,815)     (15,381)
                                                                                              --------     --------     --------
Effect of exchange rate changes on cash and equivalents ...................................         --           67          (32)
                                                                                              --------     --------     --------
Increase (decrease) in cash and equivalents ...............................................      7,164       (3,465)        (405)
Cash and equivalents at beginning of period ...............................................     22,409       25,874       26,279
                                                                                              --------     --------     --------
Cash and equivalents at end of period .....................................................   $ 29,573     $ 22,409     $ 25,874
                                                                                              ========     ========     ========

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

STATEMENTS OF CASH FLOWS

The Company generally considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Similar investments with original maturities beyond three months are considered short-term investments. For fiscal years 2001, 2000, and 1999, cash paid for income taxes was $11,324,000, $10,650,000, and $22,005,000, respectively. These amounts are before refunds of $219,000, $7,290,000, and $1,181,000, respectively. Cash paid for interest for fiscal 2001, 2000, and 1999 was $15,894,000, $14,421,000, and $13,931,000, respectively.

INVENTORIES

Inventories are valued at the lower of cost or market. The accounting methods used in valuing the Company's inventories are described in Note 8.


LONG-LIVED ASSETS

Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of certain categories are as follows:



                                                           Years
                                                         --------
               Land improvements .................       10 to 25
               Buildings .........................       10 to 40
               Machinery and equipment ...........        3 to 20


Goodwill represents the excess of the purchase price over the fair value of acquired companies and is being amortized on a straight line basis over forty years for the goodwill resulting from the acquisition of Nichols Homeshield in 1989, and over twenty-five years for the goodwill resulting from all other acquisitions (See Note 2). At October 31, 2001 and 2000, accumulated amortization was approximately $14,069,000 and $11,746,000, respectively. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 as of November 1, 2002. This standard requires that goodwill no longer be amortized. See further discussion about this SFAS in the "New Accounting Pronouncements" discussion of this footnote.

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

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

HEDGING

The Company enters into various derivative instruments to protect itself from fluctuating prices and interest rates. The Company uses futures contracts to hedge a portion of its exposure to price fluctuations of aluminum. The Company enters into interest rate swap agreements, which effectively exchange variable interest rate debt for fixed interest rate debt. The agreements are used to reduce the exposure to possible increases in interest rates. The Company enters into these swap agreements with major financial institutions. Prior to the sale of Piper Impact Europe, the Company used foreign currency swap agreements to protect the value of its investment in Piper Impact Europe as well as to protect itself from currency fluctuations on certain sales and purchases. The impact of the foreign currency instruments, which protected the investment in Piper Impact Europe, was recorded as a foreign currency translation adjustment in the equity section of the financial statements when exchange rates went outside of the limits set forth in the agreement.

    As of November 1, 2000, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Prior to November 1, 2000, the gains and losses on the forward contracts related to the sales and purchases were deferred off-balance sheet and included as a component of the related transaction when recorded. See Note 17 for further discussion of such financial instruments.

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

RECLASSIFICATION

Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to fiscal 2001 presentations.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date of SFAS No. 133 until the Company's year ending October 31, 2001. The Company adopted SFAS No. 133, as amended by SFAS No. 138 "Accounting for Certain

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133", issued in June 2000, as of November 1, 2000. See Note 17 to the financial statements for further discussion.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101. SAB No. 101 provides the staff's views in applying Generally Accepted Accounting Principles ("GAAP") to revenue recognition in financial statements. It does not change any of the existing rules on revenue recognition. All registrants are expected to apply the accounting and disclosures described in this bulletin. SAB No. 101B delayed the implementation of SAB No. 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB No. 101B in the fourth fiscal quarter of the Company's year ending October 31, 2001. The impact was considered immaterial.

    In coordination with SAB No. 101B, the Company also adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". This EITF gives specific guidance related to recording shipping and handling fees such as freight. Prior to adoption of this EITF, the Company reflected freight costs in the "Net sales" item of the income statement. This EITF specifically states that freight costs are not to be netted against revenues. In accordance with this EITF, the Company now reflects freight costs as part of the "Cost of sales" item on the income statement. Prior periods information has been reclassified throughout this document.

    In June 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 addresses financial accounting and reporting for business combinations. The provisions of this statement apply to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company will follow the guidance of this statement for any future acquisitions it may undertake.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 (Quanex's fiscal year beginning November 1, 2002). Early application is permitted for entities with fiscal years beginning after March 15, 2001 (Quanex's fiscal year beginning November 1, 2001). The Company adopted this statement on November 1, 2001 for its fiscal year ended October 31, 2002. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year, if necessary. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle for the quarter ended January 31, 2002. Subsequent impairment losses will be reflected in operating income or loss in the consolidated statements of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. The provisions of this statement are required to be applied starting with fiscal years beginning after June 15, 2002 (Quanex's fiscal year beginning November 1, 2002). The Company is currently evaluating the effects of adopting this pronouncement.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 (Quanex's fiscal year beginning November 1, 2002). The Company is currently evaluating the effects of adopting this pronouncement.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2.  ACQUISITIONS

    On January 25, 2000, the Company completed the purchase from Alcoa, Inc. of the Golden Aluminum production facility based in Fort Lupton, Colorado. Quanex acquired the assets of the facility for $9 million plus working capital valued at approximately $13 million. The newly acquired facility has become part of Quanex's flat-rolled aluminum sheet business - Nichols Aluminum (the aluminum mill sheet products segment). It has been renamed Nichols Aluminum-Golden, Inc., ("Nichols Aluminum-Golden"), a wholly owned subsidiary of Quanex.

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

    On April 3, 2000, the Company acquired the stock of Imperial Products, Inc., a leading manufacturer of value-added exterior door components based in Richmond, Indiana, for approximately $15 million. Imperial Products, Inc., now doing business as Imperial Fabricated Products ("Imperial"), operates as a wholly owned subsidiary of Quanex. This acquisition expands the specialized design and manufacturing operations of Quanex's Engineered Products Group. Goodwill associated with Imperial is approximately $11 million.

    On November 30, 2000, Quanex completed the purchase of all of the capital stock of Temroc Metals, Inc., ("Temroc"), a Minnesota corporation, for approximately $22 million in cash. Temroc, as a surviving corporation, became a wholly owned subsidiary of the Company. Goodwill associated with Temroc is approximately $14 million.

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

3.  DISPOSED OPERATIONS

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

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

    Piper Impact experienced significant changes in market conditions and the relationship with its major customer in fiscal 1998, which led to substantial declines in sales and operating cash flow. Management began an evaluation of the operations of Piper Impact in August 1998. As a result of this evaluation, in September 1998, management approved a plan to close the Park City, Utah Quanex Corporation facility and move its production to the New Albany, Mississippi facility. Production ceased at the Utah facility and its operations were consolidated in Mississippi by May 1999.

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

    Piper Impact experienced declines in sales and operating cash flow during fiscal 1999 and fiscal 2000. The declining results were primarily due to decreased demand for aluminum airbag components from Piper Impact's most significant customer. Although the management of Piper Impact conducted negotiations with this customer in an attempt to obtain a price increase and a commitment for future sourcing of impacted aluminum and steel airbag components, management became less optimistic about any near-term prospects for price increase without losing a significant amount of business from this customer. Additionally, opportunities for new products did not materialize at a rate necessary to offset the continued declining volume of airbag components. Consequently, in the fourth quarter of fiscal 2000, it became necessary to once again assess Piper Impact for asset impairment as required under SFAS No. 121.

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

5.  EXTRAORDINARY ITEM

During the twelve months ended October 31, 2001, the Company accepted unsolicited block offers to buy back $4.6 million principal amount of the 6.88% Convertible Subordinated Debentures for $3.9 million in cash. An after tax extraordinary gain of $372 thousand was recorded on this transaction. The principal amount of the convertible subordinated debentures outstanding as of October 31, 2001 was $58,727,300.

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

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

6.       EARNINGS PER SHARE

The computational components of basic and diluted earnings (loss) per share are as follows (shares and dollars in thousands except per share amounts):



                                                                   For the Year Ended October 31, 2001
                                                                  Numerator    Denominator     Per Share
                                                                   (Income)      (Shares)       Amount
BASIC EPS
  Income before extraordinary gain .........................       $28,822        13,399       $  2.15
  Extraordinary gain on early extinguishment of debt .......           372                        0.03
                                                                   -------                     -------
    Total basic net income .................................       $29,194                     $  2.18
                                                                   =======                     =======
EFFECT OF DILUTIVE SECURITIES
  Effect of common stock equivalents arising from stock
  options ..................................................            --            58
  Effect of common stock held by rabbi trust ...............            --            74
  Effect of conversion of subordinated debentures ..........         2,810         1,895
                                                                   -------       -------
DILUTED EPS
  Income before extraordinary gain .........................        31,632        15,426       $  2.05
                                                                                 =======
  Extraordinary gain on early extinguishment of debt .......           372                        0.02
                                                                   -------                     -------
    Total diluted net income ...............................       $32,004                     $  2.07
                                                                   =======                     =======



                                                                   For the Year Ended October 31, 2000
                                                                   Numerator     Denominator      Per Share
                                                                    (Loss)         (Shares)         Amount
BASIC AND DILUTED(1) EPS
  Loss before extraordinary gain ...........................       $(10,023)         13,727       $  (0.73)
  Extraordinary gain on early extinguishment of debt .......            358                           0.03
                                                                   --------                       --------
    Total basic and diluted net loss .......................       $ (9,665)                      $  (0.70)
                                                                   ========                       ========




                                                                   For the Year Ended October 31, 1999
                                                                   Numerator     Denominator     Per Share
                                                                   (Income)        (Shares)       Amount
BASIC EPS
  Income before extraordinary gain .........................       $ 39,301         14,234       $   2.76
  Extraordinary gain on early extinguishment of debt .......            415                          0.03
                                                                   --------                      --------
    Total basic net income .................................       $ 39,716                      $   2.79
                                                                   ========                      ========

EFFECT OF DILUTIVE SECURITIES
  Effect of common stock equivalents arising from stock
  options ..................................................             --             56
  Effect of common stock held by rabbi trust ...............             --             16
  Effect of conversion of subordinated debentures ..........          3,663          2,470
                                                                   --------       --------

DILUTED EPS
  Income before extraordinary gain .........................         42,964         16,776       $   2.56
                                                                                  ========
  Extraordinary gain on early extinguishment of debt .......            415                          0.03
                                                                                                 --------
    Total diluted net income ...............................       $ 43,379                      $   2.59
                                                                   ========                      ========

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

      Income tax expense (benefit) consists of the following:


                                                       Years Ended October 31,
                                               ---------------------------------------
                                                 2001           2000            1999
                                               --------       --------        --------
                                                           (In thousands)
Current:

  Federal ..............................       $  7,901       $ 10,890        $ 17,819
  State ................................          1,105            847           1,066
  Foreign ..............................             --         (1,067)           (372)
                                               --------       --------        --------
                                                  9,006         10,670          18,513
Deferred ...............................          7,222        (16,053)          2,535
                                               --------       --------        --------
Income tax expense (benefit) ...........         16,228         (5,383)         21,048
Income taxes from extinguishment of debt            200            192             223
                                               --------       --------        --------
    Total ..............................       $ 16,428       $ (5,191)       $ 21,271
                                               ========       ========        ========

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's net deferred tax liability are as follows:


                                                                   October 31,
                                                            ------------------------
                                                              2001            2000
                                                            --------        --------
                                                                 (In thousands)
Deferred tax liability:
  Property, plant and equipment .....................       $ 40,791        $ 34,555
  Other .............................................         21,050          24,002
                                                            --------        --------
                                                              61,841          58,557
                                                            --------        --------

Deferred tax assets:
  Intangibles .......................................         13,800          15,221
  Postretirement benefit obligation .................          3,472           3,381
  Other employee benefit obligations ................          9,535          10,281
  Environmental accruals ............................          7,583           7,662
  Other .............................................          9,076           7,163
                                                            --------        --------
                                                              43,466          43,708
                                                            --------        --------

Net deferred tax liability ..........................       $ 18,375        $ 14,849
                                                            ========        ========

Deferred income tax non-current liability ...........       $ 29,282        $ 27,620
Deferred tax current assets .........................        (10,907)        (12,771)
                                                            --------        --------
  Net deferred tax liability ........................       $ 18,375        $ 14,849
                                                            ========        ========

No U.S. deferred taxes were provided on the Company's foreign subsidiary's cumulative undistributed losses of $(1,782,000). The foreign subsidiary was sold in July 2000.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

     Income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to income before income taxes and extraordinary gain for the following reasons:


                                                                      Years Ended October 31,
                                                              ----------------------------------------
                                                                2001            2000            1999
                                                              --------        --------        --------
                                                                          (In thousands)
Income tax expense (benefit) at statutory tax rate ....       $ 15,768        $ (5,392)       $ 21,123

Increase (decrease) in taxes resulting from:
  State income taxes, net of federal effect ...........            772            (148)          1,118
  Goodwill ............................................            664             420             334
  Other items, net ....................................           (976)           (263)         (1,527)
                                                              --------        --------        --------
                                                              $ 16,228        $ (5,383)       $ 21,048
                                                              ========        ========        ========

    The Company reached a settlement with the Internal Revenue Service with respect to the tax audits of fiscal year 1996 and certain portions of fiscal year 1997. The Company has filed a petition in Tax Court regarding the disallowance of a capital loss generated in 1997.

    During 2001, the Company made tax and interest payments of $1,745,000. Adequate provision had been made in prior years and the settlement did not have a material effect on earnings.

8.  INVENTORIES

Inventories consist of the following:


                                                               October 31,
                                                         -----------------------
                                                           2001           2000
                                                         --------       --------
                                                             (In thousands)
Raw materials ....................................       $ 20,097       $ 26,473
Finished goods and work in process ...............         55,757         67,981
                                                         --------       --------
                                                           75,854         94,454
  Other ..........................................          7,255          6,820
                                                         --------       --------
    Total ........................................       $ 83,109       $101,274
                                                         ========       ========

The values of inventories in the consolidated balance sheets are based on the following accounting methods:


LIFO..............................................       $ 56,691       $ 69,028
FIFO..............................................         26,418         32,246
                                                         --------       --------
    Total.........................................       $ 83,109       $101,274
                                                         ========       ========


    With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $5,400,000 and $10,000,000 at October 31, 2001 and 2000, respectively.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                             October 31,
                                                     --------------------------
                                                       2001              2000
                                                     ---------        ---------
                                                           (In thousands)
Land and land improvements ...................       $  20,389        $  19,435
Buildings ....................................         106,876           98,031
Machinery and equipment ......................         564,300          535,841
Construction in progress .....................          45,387           28,685
                                                     ---------        ---------
                                                       736,952          681,992
Less accumulated depreciation and amortization        (379,317)        (343,744)
                                                     ---------        ---------
                                                     $ 357,635        $ 338,248
                                                     =========        =========

    The Company had commitments for the purchase or construction of capital assets amounting to approximately $15 million at October 31, 2001.

10. ACCRUED EXPENSES

Accrued expenses consist of the following:


                                                               October 31,
                                                           ---------------------
                                                            2001          2000
                                                           -------       -------
                                                              (In thousands)
Accrued contribution to pension funds ..............       $ 1,760       $ 1,492
Interest ...........................................         1,653         2,314
Payroll, payroll taxes and employee benefits .......        28,609        28,298
State and local taxes ..............................         3,892         2,910
Other ..............................................        14,745        15,175
                                                           -------       -------
                                                           $50,659       $50,189
                                                           =======       =======


11. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt consists of the following:


                                                                          October 31,
                                                                    -----------------------
                                                                      2001           2000
                                                                    --------       --------
                                                                         (In thousands)
"Bank Agreement" Revolver ......................................    $140,000       $110,000
Convertible subordinated debentures ............................      58,727         63,337
Industrial Revenue and Economic Development Bonds, unsecured, principle due in the years 2005 and 2010, bearing interest
  ranging from 6.50% to 8.375% .................................       3,275          3,275
State of Alabama Industrial Development Bonds ..................       4,500          4,755
Scott County, Iowa Industrial Waste Recycling Revenue Bonds ....       2,600          2,800
Temroc Industrial Development Revenue Bonds ....................       2,608             --
Other ..........................................................       8,318          7,746
                                                                    --------       --------
                                                                    $220,028       $191,913
Less maturities due within one year included in current
  liabilities ..................................................         420            256
                                                                    --------       --------
                                                                    $219,608       $191,657
                                                                    ========       ========

    In July 1996, the Company entered into an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement consists of a revolving line of credit ("Revolver"). In July 1997, the term loan provisions of the Bank Agreement expired. The Bank Agreement expires July 23, 2003, and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bear

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

interest, at the option of the Company, at either (a) the prime rate or the federal funds rate plus one percent, whichever is higher, or (b) a Eurodollar based rate. At October 31, 2001 and 2000, the Company had $140 and $110 million, respectively, outstanding under the Revolver. The weighted average interest rates on borrowings under the Revolver were 6.03%, 7.0%, and 5.7%, in 2001, 2000 and 1999, respectively. As of October 31, 2001, the Company was in compliance with all Bank Agreement covenants. Under the Company's most restrictive loan covenants, retained earnings of approximately $26 million at October 31, 2001 were available for dividends and other restricted payments.

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

    During fiscal 2001, 2000 and 1999, respectively, the Company accepted unsolicited block offers to buy back $4.6, $10.4 and $9.7 million, respectively, principal amount of its Convertible Subordinated Debentures. The outstanding balance as of October 31, 2001 is $58,727,300.

    The State of Alabama Industrial Development bonds were assumed as part of the Nichols Aluminum Alabama acquisition (see Note 2). These bonds mature August 1, 2004 with interest payable monthly. The bonds bear interest at the weekly interest rate as determined by the remarketing agent under then prevailing market conditions to be the minimum interest rate, which, if borne by the bonds on the effective date of such rate, would enable the remarketing agent to sell the bonds on such business day at a price (without regard to accrued interest) equal to the principal amount of the bonds. The interest rate, however, may not exceed 13% per annum. The weekly interest rate during the year ended October 31, 2001 ranged from 2.05% to 5.15%. These bonds are secured by a Letter of Credit.

    On June 1, 1999, the Company borrowed $3 million through unsecured Scott County, Iowa Variable Rate Demand Industrial Waste Recycling Revenue Bonds Series 1999. The bonds require 15 annual principal payments of $200 thousand beginning on July 1, 2000. The variable interest rate is established by the remarketing agent based on the lowest weekly rate of interest that would permit the sale of the bonds at par, on the basis of prevailing financial market conditions. Interest is payable on the first business day of each calendar month. Interest rates on these bonds during fiscal 2001 have ranged from 2.05% to 5.1%.

    The Temroc Industrial Development Revenue Bonds were obtained as part of the acquisition of Temroc. These bonds are due in annual installments through October 2012. Interest is payable semi-annually at fixed rates from 4.5% to 5.6% depending on maturity (average rate of 5.1% over the term of the bonds). These bonds are secured by a mortgage on Temroc's land and building.

    During the year ended October 31, 2001, the Company borrowed on the Revolver to pay back $17.3 million of loans taken against the cash surrender value of various officer life insurance policies. These loans had previously been netted as an offset to the cash surrender value and classified as "Other assets" on the balance sheet.

    Aggregate maturities of long-term debt at October 31, 2001, are as follows (in thousands):



        2002 .............................       $     420
        2003 .............................         140,444
        2004 .............................          12,922
        2005 .............................             428
        2006 .............................          17,690
        Thereafter .......................          48,124
                                                  --------
                                                  $220,028
                                                  ========

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

    The Company also provides certain healthcare and life insurance benefits for certain eligible retired employees employed prior to January 1, 1993. Certain employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The Company continues to fund benefit costs on a pay-as-you-go basis. For fiscal year 2001, the Company made benefit payments totaling $411,000, compared to $422,000 and $348,000 in fiscal 2000 and 1999, respectively.

    A reconciliation of the beginning benefit obligation to the ending benefit obligation follows:



                                                        Pension                     Postretirement
                                                       Benefits                       Benefits
                                                                     October 31,
                                               --------------------------------------------------------
                                                 2001            2000           2001             2000
                                               --------        --------        --------        --------
                                                                    (In thousands)
Benefit obligation at beginning of year        $ 31,900        $ 30,564        $  7,098        $  7,731
  Service cost .........................          1,976           2,000             100             108
  Interest cost ........................          2,450           2,215             521             516
  Amendments ...........................             --             323              (2)           (735)
  Actuarial loss (gain) ................          1,653          (1,432)             15            (100)
  Benefits paid from plan assets .......           (533)           (442)           (411)           (422)
  Administrative expenses ..............           (295)           (279)             --              --
  Piper Impact Europe benefit obligation             --          (1,049)             --              --
                                               --------        --------        --------        --------
Benefit obligation at end of year ......       $ 37,151        $ 31,900        $  7,321        $  7,098
                                               ========        ========        ========        ========

    A reconciliation of the beginning fair value of plan assets to the ending fair value of plan assets follows:


                                                                    Pension
                                                                    Benefits
                                                                   October 31,
                                                            ------------------------
                                                              2001            2000
                                                            --------        --------
                                                                (In thousands)
Fair value of plan assets at beginning of year ......       $ 23,996        $ 22,205
  Actual return on plan assets ......................         (3,517)          1,343
  Employer contributions ............................          3,109           1,865
  Benefits paid .....................................           (533)           (442)
  Administrative expenses ...........................           (295)           (279)
  Piper Impact Europe fair value of plan assets .....             --            (696)
                                                            --------        --------
Fair value of plan assets at end of year ............       $ 22,760        $ 23,996
                                                            ========        ========

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

     A reconciliation of the funded status of the plans with the amounts recognized in the accompanying balance sheets is set forth below:


                                                       Pension                       Postretirement
                                                       Benefits                         Benefits
                                                                      October 31,
                                               --------------------------------------------------------
                                                 2001            2000            2001           2000
                                               --------        --------        --------        --------
                                                                   (In thousands)
Funded status ..........................       $(14,391)       $ (7,904)       $ (7,321)       $ (7,098)
Unrecognized transition asset ..........           (379)           (490)             --              --
Unrecognized prior service cost ........          1,450           1,559            (628)           (680)
Unrecognized net loss ..................          8,032             440             200             142
Other ..................................             --              --             (28)              2
                                               --------        --------        --------        --------
  Accrued benefit cost .................       $ (5,288)       $ (6,395)       $ (7,777)       $ (7,634)

Amounts recognized in the Balance Sheet:
Deferred benefit credit ................       $ (7,962)       $ (7,026)       $ (7,777)       $ (7,634)
Accrued contribution to pension ........         (1,760)         (1,492)             --              --
Intangible asset .......................          1,467           1,631              --              --
Accumulated other comprehensive income .          2,967             492              --              --
                                               --------        --------        --------        --------
  Accrued benefit cost .................       $ (5,288)       $ (6,395)       $ (7,777)       $ (7,634)

    Below is data related to pension plans in which the accumulated benefit obligation exceeds plan assets.


                                                 Pension                  Postretirement
                                                 Benefits                    Benefits
                                                             October 31,
                                          -------------------------------------------------
                                           2001          2000          2001           2000
                                          -------       -------       -------       -------
                                                            (In thousands)
Accumulated benefit obligation ....       $29,699       $ 7,392       $ 7,321       $ 7,098
Fair value of plan assets .........        22,760         6,194            --            --

Below are the assumptions used.


                                                       Pension                           Postretirement
                                                      Benefits                              Benefits
                                                                         October 31,
                                          ----------------------------------------------------------------------
                                           2001        2000          1999         2001         2000         1999
                                          ------      -------       ------        -----        ----         -----
                                                                      (In thousands)
Discount rate .....................        7.25%        7.75%        7.50%        7.25%        7.75%        7.50%
Expected return on plan assets ....       10.00%       10.00%       10.00%          --           --           --
Rate of compensation increase .....        4.00%        4.50%        4.50%          --           --           --

    The assumed health care cost trend rate was 7.69% in 2001, decreasing uniformly to 5.25% in the year 2008 and remaining level thereafter. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of October 31, 2001 would be increased by 1.41%. The effect of this change on the sum of the service cost and interest cost would be an increase of 1.31%. If the health care cost trend rate assumptions were decreased by 1%, the accumulated postretirement benefit obligation as of October 31, 2001 would be decreased by 1.28%. The effect of this change on the sum of the service cost and interest cost would be a decrease of 1.17%.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

    Net pension costs for the single employer defined benefit pension plans were as follows:


                                                               Years Ended October 31,
                                                         -------------------------------------
                                                          2001           2000           1999
                                                         -------        -------        -------
                                                                    (In thousands)
Service Cost .....................................       $ 1,976        $ 2,000        $ 2,092
Interest cost ....................................         2,450          2,215          1,978
Expected return on plan assets ...................        (2,421)        (2,228)        (1,978)
Amortization of unrecognized transition asset ....          (111)          (111)          (111)
Amortization of unrecognized prior service cost ..           109            109             63
Amortization of unrecognized net loss ............            --             --            119
Other ............................................            --            104            (63)
                                                         -------        -------        -------
   Net periodic pension cost .....................       $ 2,003        $ 2,089        $ 2,100
                                                         =======        =======        =======

    Net periodic costs for the postretirement benefit plans other than pensions were as follows:


                                                        Years Ended October 31,
                                                    -------------------------------
                                                    2001         2000         1999
                                                    -----        -----        -----
                                                             (In thousands)
Net periodic postretirement benefit cost:
Service cost ................................       $ 100        $ 109        $ 187
Interest cost ...............................         521          516          541
Net amortization and deferral ...............         (65)         (60)          17
Other .......................................          --           --            2
                                                    -----        -----        -----
Net periodic postretirement benefit cost ....       $ 556        $ 565        $ 747
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

    The Company has various defined contribution plans in effect for certain eligible employees. The Company makes contributions to the plans subject to certain limitations outlined in the plans. Contributions to these plans were approximately $4,696,000, $3,978,000, and $3,366,000, during fiscal 2001, 2000, and 1999, respectively.

    The Company has a Supplemental Benefit Plan covering certain key officers of the Company. Earned vested benefits under the Supplemental Benefit Plan were approximately $5,456,000, $5,923,000, $4,829,000, at October 31, 2001, 2000 and
1999, respectively. These benefits are funded with life insurance policies purchased by the Company.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

13. INDUSTRY SEGMENT INFORMATION

The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that the Company disclose certain information about its operating segments where operating segments are defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance". Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

    As such, the Company had four reportable segments for the year ended October 31, 2001: engineered steel bars, aluminum mill sheet products, engineered products and Piper Impact. The engineered steel bar segment consists of engineered steel bars manufacturing, steel bar and tube heat treating services, as well as steel bar and tube wear and corrosion resistant finishing services. The aluminum mill sheet segment manufactures mill finished and coated aluminum sheet. The engineered products segment manufactures aluminum window and patio door screens, window frames, exterior door components and other roll-formed products and stamped shapes. The Piper Impact segment manufactures impact-extruded aluminum and steel parts.

    The Company's reportable segments through the fiscal year ended October 31, 2001 were strategic business divisions that offer different products and services using different processes. These groups were managed separately because each business requires different expertise to manage its process oriented strategy. The Company evaluated performance based on operating income.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies, with the exception of the inventory valuation method. Quanex measures its inventory at the segment level on a FIFO basis, however at the consolidated Quanex level, the majority of the inventory is measured on a LIFO basis. See Note 8 to the financial statements for more information. The Company accounts for intersegment sales and transfers as though the sales or transfers were to third parties, that is, at current market prices.

    For the years ended October 31, 2001 and 2000, no one customer represented 10% or more of the consolidated net sales of the Company. For the year ended October 31, 1999, 12% of the Company's consolidated net sales were made to one customer. These sales are included in the Piper Impact segment.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                                                               FOR THE YEARS ENDED OCTOBER 31,
                                                        -------------------------------------------
                                                          2001              2000            1999
                                                        ---------        ---------        ---------
NET SALES(2)
Engineered Steel Bars (Unaffiliated)                    $ 330,692        $ 355,540        $ 306,058
Engineered Steel Bars (Intersegment)                        5,626            4,897            5,284
                                                        ---------        ---------        ---------
  ENGINEERED STEEL BARS (TOTAL)                           336,318          360,437          311,342
Aluminum Mill Sheet Products (Unaffiliated)             $ 361,660          395,697          299,168
Aluminum Mill Sheet Products (Intersegment)                18,408           20,080           21,115
                                                        ---------        ---------        ---------
  ALUMINUM MILL SHEET PRODUCTS (TOTAL)(5)                 380,068          415,777          320,283
Engineered Products (Unaffiliated)                        146,487          106,865           94,475
Engineered Products (Intersegment)                             --               --                1
                                                        ---------        ---------        ---------
  ENGINEERED PRODUCTS (TOTAL)(4)(6)                       146,487          106,865           94,476
Piper Impact (Unaffiliated)                                85,514          106,416          135,201
Piper Impact (Intersegment)                                    --               --               --
                                                        ---------        ---------        ---------
  PIPER IMPACT (TOTAL)                                     85,514          106,416          135,201
Corporate and Other (Intersegment elimination)(1)         (24,034)         (24,977)         (26,400)
                                                        ---------        ---------        ---------
  CONSOLIDATED                                          $ 924,353        $ 964,518        $ 834,902
                                                        =========        =========        =========

OPERATING INCOME (LOSS):
Engineered Steel Bars                                   $  41,955        $  57,702        $  60,446
Aluminum Mill Sheet Products(5)                             5,934           21,529           15,306
Engineered Products(4)(6)                                  19,983           14,301           13,006
Piper Impact(7)                                             3,256          (82,470)            (853)
Corporate & Other(1)                                      (13,812)         (15,024)         (16,148)
                                                        ---------        ---------        ---------
  CONSOLIDATED                                          $  57,316        $  (3,962)       $  71,757
                                                        =========        =========        =========

DEPRECIATION AND AMORTIZATION:
Engineered Steel Bars                                   $  21,017        $  18,775        $  16,293
Aluminum Mill Sheet Products(5)                            13,193           12,965           12,334
Engineered Products(4)(6)                                   5,070            3,443            3,349
Piper Impact                                                3,686           12,362           12,836
Corporate & Other(1)                                          944              900            1,071
                                                        ---------        ---------        ---------
  CONSOLIDATED                                          $  43,910        $  48,445        $  45,883
                                                        =========        =========        =========

CAPITAL EXPENDITURES:(3)
Engineered Steel Bars                                   $  45,585        $  27,374        $  37,750
Aluminum Mill Sheet Products(5)                             4,904            4,709            9,873
Engineered Products(4)(6)                                   4,040            3,586            1,680
Piper Impact                                                  946            5,290           10,948
Corporate & Other(1)                                          165            1,396              683
                                                        ---------        ---------        ---------
  CONSOLIDATED                                          $  55,640        $  42,355        $  60,934
                                                        =========        =========        =========

IDENTIFIABLE ASSETS:
Engineered Steel Bars                                   $ 291,220        $ 267,476        $ 241,783
Aluminum Mill Sheet Products(5)                           207,104          227,365          200,733
Engineered Products(4)(6)                                  88,424           65,527           46,977
Piper Impact                                               47,490           54,518          162,176
Corporate & Other(1)                                       63,393           30,973           38,777
                                                        ---------        ---------        ---------
  CONSOLIDATED                                          $ 697,631        $ 645,859        $ 690,446
                                                        =========        =========        =========

(1) Included in "Corporate and Other" are intersegment eliminations and corporate expenses.

(2) Intersegment sales are conducted on an arm's length basis.

(3) Includes capitalized interest.

(4) Fiscal 2001 results include Temroc operations since the acquisition date of November 30, 2000. See Note 2 to the financial statements.

(5) Fiscal 2000 results include Nichols Aluminum-Golden operations since the acquisition date of January 25, 2000. See Note 2 to the financial statements.

(6) Fiscal 2000 results include Imperial Fabricated Products operations since the acquisition date of April 3, 2000. See Note 2 to the financial statements.

(7) Fiscal 2000 results include the $14.3 million pretax loss on the sale of Piper Impact Europe and the $56.3 million pretax asset impairment charge on Piper Impact. See Notes 3 and 4 to the financial statements.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


INTRODUCTION OF NEW COMPANY STRATEGY AND SEGMENT REPORTING

    During the latter portion of the fiscal year ending October 31, 2001, the Company completed a strategic review of its business, which resulted in a shift of strategy away from primarily a "process" oriented enterprise to a more "market focused" enterprise. The new chief operating decision maker of Quanex believes the focus on customers will provide a more effective corporate strategy to drive growth and unlock shareholder value. The review underscored a high concentration of sales in two market segments - vehicular products and building products. The Company has made organizational and reporting changes aligned to this new strategy beginning in fiscal 2002. The chief operating decision maker has started evaluating performance and allocating the Company's resources under this new segment structure.

    Beginning with the first fiscal quarter of 2002, Quanex will report under these two market focused segments. The vehicular products segment is comprised of the former "engineered steel bar" segment (MACSTEEL), Piper Impact (US operations only) and Temroc. The new building products segment is comprised of the former aluminum mill sheet products segment (Nichols Aluminum) as well as the divisions comprising the former engineered products segment, excluding Temroc. Corporate and other will include corporate office charges and intersegment eliminations as well as Piper Impact Europe, which was sold in the fiscal year ended October 31, 2000. Below is a presentation of segment disclosure information under the new corporate organizational structure:


                                           FOR THE YEARS ENDED OCTOBER 31,
                                     -------------------------------------------
                                       2001             2000              1999
                                     ---------        ---------        ---------
NET SALES
Vehicular Products(3)                $ 439,307        $ 444,124        $ 408,210
Building Products(4)(5)                485,046          502,562          393,643
Corporate and Other(1)                      --           17,832           33,049
                                     ---------        ---------        ---------
  CONSOLIDATED                       $ 924,353        $ 964,518        $ 834,902
                                     =========        =========        =========

OPERATING INCOME (LOSS):
Vehicular Products(3)(7)             $  47,466        $  (8,052)       $  59,610
Building Products(4)(5)                 23,662           35,830           28,312
Corporate & Other(1)(6)                (13,812)         (31,740)         (16,165)
                                     ---------        ---------        ---------
  CONSOLIDATED                       $  57,316        $  (3,962)       $  71,757
                                     =========        =========        =========

DEPRECIATION AND AMORTIZATION:
Vehicular Products(3)                $  25,905        $  28,769        $  25,286
Building Products(4)(5)                 17,061           16,408           15,683
Corporate & Other(1)                       944            3,268            4,914
                                     ---------        ---------        ---------
  CONSOLIDATED                       $  43,910        $  48,445        $  45,883
                                     =========        =========        =========

CAPITAL EXPENDITURES:(2)
Vehicular Products(3)                $  47,234        $  31,196        $  44,171
Building Products(4)(5)                  8,241            8,295           11,553
Corporate & Other(1)                       165            2,864            5,210
                                     ---------        ---------        ---------
  CONSOLIDATED                       $  55,640        $  42,355        $  60,934
                                     =========        =========        =========

IDENTIFIABLE ASSETS:
Vehicular Products(3)                $ 362,442        $ 321,204        $ 360,867
Building Products(4)(5)                269,387          291,164          245,872
Corporate & Other(1)                    65,802           33,491           83,707
                                     ---------        ---------        ---------
  CONSOLIDATED                       $ 697,631        $ 645,859        $ 690,446
                                     =========        =========        =========

(1) Included in "Corporate and Other" are intersegment eliminations, corporate expenses and Piper Impact Europe's results until its sale in fiscal 2000.

(2) Includes capitalized interest.

(3) Fiscal 2001 results include Temroc operations since the acquisition date of November 30, 2000. See Note 2 to the financial statements.

(4) Fiscal 2000 results include Nichols Aluminum-Golden operations since the acquisition date of January 25, 2000. See Note 2 to the financial statements.

(5) Fiscal 2000 results include Imperial Fabricated Products operations since the acquisition date of April 3, 2000. See Note 2 to the financial statements.

(6) Fiscal 2000 results include the $14.3 million pretax loss on the sale of Piper Impact Europe. See Note 3 to the financial statements.

(7) Fiscal 2000 results include the $56.3 million pretax asset impairment charge on Piper Impact. See Notes 4 to the financial statements.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

GEOGRAPHIC INFORMATION


                                                   YEAR ENDED OCTOBER 31,
                                          --------------------------------------
NET SALES(1)                                2001           2000           1999
                                          --------       --------       --------
United States ...................         $870,163       $895,702       $768,087
Mexico ..........................           16,148         24,336         17,709
Canada ..........................           26,176         18,712         18,371
European countries ..............            4,315         20,423         25,231
Other foreign countries .........            7,551          5,345          5,504
                                          --------       --------       --------
  Total .........................         $924,353       $964,518       $834,902
                                          ========       ========       ========


                                                   YEAR ENDED OCTOBER 31,
                                          --------------------------------------
NET SALES(2)                                2001           2000           1999
                                          --------       --------       --------
United States ...................         $924,353       $946,686       $801,853
The Netherlands .................               --         17,832         33,049
                                          --------       --------       --------
                                          $924,353       $964,518       $834,902
                                          ========       ========       ========


                                                   YEAR ENDED OCTOBER 31,
                                          -------------------------------------------
OPERATING INCOME (LOSS)(4)                  2001            2000               1999
                                          --------        --------           --------
United States ...................         $ 57,316        $ 12,754 (3)       $ 71,774
The Netherlands .................               --         (16,716)(5)            (17)
                                          --------        --------           --------
                                          $ 57,316        $ (3,962)          $ 71,757
                                          ========        ========           ========



                                           YEAR ENDED OCTOBER 31,
                                          -----------------------
IDENTIFIABLE ASSETS(6)                      2001           2000
                                          --------       --------
United States ...................         $697,631       $645,859
The Netherlands .................               -              --
                                          --------       --------
  Total .........................         $697,631       $645,859
                                          ========       ========

(1) Net Sales are attributed to countries based on location of customer.

(2) Net sales are attributed to countries based on location of operations.

(3) Including the asset impairment charge of $56.3 million in FY 2000. See Note
    4.

(4) Operating income (loss) is attributed to countries based on location of operations.

(5) Including the loss on sale of Piper Impact Europe. See Note 3.

(6) Identifiable assets are attributed to countries based on location of operations.


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

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

15.      STOCK REPURCHASE PROGRAM

In December 1999, Quanex announced that its Board of Directors approved a program to repurchase up to 2 million shares of the Company's common stock in the open market or in privately negotiated transactions. During the fiscal year ended October 31, 2001, the Company repurchased 119,000 shares at a cost of $2.2 million. During the fiscal year ended October 31, 2000, the Company repurchased 834,300 shares at a cost of $17.2 million. The Company retired 156,700 of these shares purchased at a cost of approximately $3.8 million.

    For shares purchased by the Company and retired: 1) Common stock is charged for the par value of the shares, 2) additional paid in capital is charged for the pro-rata portion associated with those shares and 3) retained earnings is charged for the remainder of the cost of the retired shares. For the shares purchased and retired in the year ended October 31, 2000, the equity was reduced as shown below:


       Repurchase        Common                 Additional             Retained
          Cost           Stock                Paid in Capital          Earnings
     ---------------------------------------------------------------------------
                                 (In thousands)
         $3,785           $78                    $1,222                $2,485

    The Company accounted for the remaining shares purchased as treasury stock. The cost of such shares of $12.7 million at October 31, 2001 is reflected as a reduction of stockholders' equity in the balance sheet.

16.      RESTRICTED STOCK AND STOCK OPTION PLANS

Key Employee Plans:

The Company has restricted stock and stock option plans which provide for the granting of common shares or stock options to key employees. Under the Company's restricted stock plan, common stock may be awarded to key employees. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period. Upon issuance of stock under the plan, unearned compensation equal to the market value at the date of grant is charged to stockholders' equity and subsequently amortized to expense over the restricted period. There were 44,000, 22,750 and 6,000 restricted shares granted in 2001, 2000 and 1999, respectively. The amount charged to compensation expense in 2001 and 2000 was $368,436 and $57,000, respectively, relating to restricted stocks granted in 2001, 2000 and 1999. No compensation expense was charged in 1999 related to the restricted stock.

    Under the Company's option plans, options are granted at prices determined by the Board of Directors which may not be less than the fair market value of the shares at the time the options are granted. Unless otherwise provided by the Board at the time of grant, options become exercisable in 33 1/3% increments maturing cumulatively on each of the first through third anniversaries of the date of grant and must be exercised no later than ten years from the date of grant. There were 388,145, 650,194, and 276,776 shares available for granting of options at October 31, 2001, 2000, and 1999, respectively. Stock option transactions for the three years ended October 31, 2001, were as follows:


                                      Shares         Shares Under    Average Price
                                   Exercisable         Option          Per Share
                                   -----------       ------------    -------------
Balance at October 31, 1998 ...       770,075         1,219,871       $       23
                                    =========
  Granted .....................                         240,700               21
  Exercised ...................                          (9,000)              15
  Cancelled ...................                         (30,300)              24
                                                      ---------
Balance at October 31, 1999 ...       966,391         1,421,271               23
                                    =========
  Granted .....................                         244,250               18
  Exercised ...................                          (3,000)              9
  Cancelled ...................                         (40,418)              26
                                                      ---------
Balance at October 31, 2000 ...     1,139,546         1,622,103               22
                                    =========
  Granted .....................                         382,000               24
  Exercised ...................                         (70,048)              20
  Cancelled / Lapsed ..........                         (23,751)              21
                                                      ---------
Balance at October 31, 2001 ...     1,291,129         1,910,304       $       23
                                    =========         =========

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

    Options become exercisable in 33 1/3% increments maturing cumulatively on each of the first through third anniversaries of the date of the grant and must be exercised no later than 10 years from the date of grant. No options may be granted under the plan after June 22, 1997. There were no shares available for granting of options at October 31, 2001, 2000, or 1999. Stock option transactions for the three years ended October 31, 2001, were as follows:


                                                             Shares       Average
                                                 Shares       Under        Price
                                              Exercisable    Option      Per Share
                                              -----------    ------      ---------
Balance at October 31, 1998 .............       13,332       20,000       $   20
                                                ======
  Granted ...............................                        --           --
  Exercised .............................                        --           --
  Cancelled .............................                        --           --
                                                             ------
Balance at October 31, 1999 .............       20,000       20,000           20
                                                ======
  Granted ...............................                        --           --
  Exercised .............................                        --           --
  Cancelled .............................                        --           --
                                                             ------
Balance at October 31, 2000 .............       20,000       20,000           20
                                                ======
  Granted ...............................                        --           --
  Exercised .............................                        --           --
  Cancelled .............................                        --           --
                                                             ------
Balance at October 31, 2001 .............       20,000       20,000       $   20
                                                ======       ======

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1989 Non-Employee Directors Plan:

The Company's 1989 Non-employee Directors stock option plan provides for the granting of stock options to non-employee Directors to purchase up to an aggregate of 210,000 shares of common stock. Each non-employee Director as of December 6, 1989 was granted an option to purchase 3,000 shares of common stock at a price per share of common stock equal to the fair market value of the common stock as of the date of grant. Also, each non-employee Director who is a director of the Company on any subsequent October 31, while the plan is in effect and shares are available for the granting of options hereunder, shall be granted on such October 31, an option to purchase 3,000 shares of common stock at a price equal to the fair market value of the common stock as of such October
31. During 1998, the Board of Directors passed a resolution, which decreased the number of options to be granted annually as prescribed above from 3,000 to 2,000. Options become exercisable at any time commencing six months after the grant and must be exercised no later than 10 years from the date of grant. No option may be granted under the plan after December 5, 1999. There were no shares available for granting of options at October 31, 2001, 2000 or 1999. Stock option transactions for the three years ended October 31, 2001, were as follows:


                                                          Shares            Average
                                           Shares         Under              Price
                                         Exercisable      Option           Per Share
                                         -----------      --------       ---------------
Balance at October 31, 1998 .......        111,000        129,000        $     23
                                           =======
  Granted .........................                        12,000              22
  Exercised .......................                        (5,000)             16
  Cancelled .......................                            --              --
                                                          -------
Balance at October 31, 1999 .......        124,000        136,000              23
                                           =======
  Granted .........................                            --              --
  Exercised .......................                        (1,000)             17
  Cancelled .......................                            --              --
                                                          -------
Balance at October 31, 2000 .......        135,000        135,000              23
                                           =======
  Granted .........................                            --              --
  Exercised .......................                       (14,000)             20
  Cancelled .......................                        (6,000)             22
                                                          -------
Balance at October 31, 2001 .......        115,000        115,000        $     24
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

New Director Grants

While this plan is in effect and shares are available for the granting of options hereunder, there shall be granted to each non-employee Director who was not granted an option under the 1987 Non-Employee Director Stock Option Plan as of the date upon which such director shall have continuously served as a director of the Company for a period of one year an option to purchase such number of Quanex Corporation shares of stock as is determined by the Board of Directors. These Plan options become exercisable in 33 1/3% increments maturing cumulatively on each of the first through third anniversaries of the date of the grant and must be exercised no later than 10 years from the date of grant.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

There were 350,000, 364,000 and 382,000 shares available for granting of options at October 31, 2001, 2000 and 1999, respectively. Stock option transactions for the three years ended October 31, 2001, were as follows:


                                                             Shares       Average
                                                Shares       Under          Price
                                              Exercisable    Option       Per Share
                                              --------       ------       ---------
Balance at October 31, 1998 .............           --           --           --
    Granted .............................                    18,000       $   21
    Exercised ...........................                        --           --
    Cancelled ...........................                        --           --
                                                             ------
Balance at October 31, 1999 .............        2,000       18,000           21
                                                ======
    Granted .............................                    18,000           20
    Exercised ...........................                        --           --
    Cancelled ...........................                        --           --
                                                             ------
Balance at October 31, 2000 .............       25,333       36,000           21
                                                ======
    Granted .............................                    14,000           26
    Exercised ...........................                        --           --
    Cancelled ...........................                        --           --
                                                             ------
Balance at October 31, 2001 .............       44,666       50,000       $   22
                                                ======       ======


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

    The following pro forma summary of the Company's consolidated results of operations have been prepared as if the fair value based method of accounting for stock based compensation as required by SFAS No. 123 had been applied:


                                                                                        Years Ended October 31,
                                                                             ----------------------------------------------
                                                                               2001               2000             1999
                                                                             ----------        ----------        ----------
                                                                                             (In thousands)
Net income (loss) attributable to common stockholders ................       $   29,194        $   (9,665)       $   39,716
SFAS No. 123 adjustment ..............................................           (1,829)           (1,619)           (1,764)
                                                                             ----------        ----------        ----------
Pro forma net income (loss) attributable to common stockholders ......       $   27,365        $  (11,284)       $   37,952
                                                                             ==========        ==========        ==========

Earnings (loss) per common share:
    Basic as reported ................................................       $     2.18        $    (0.70)       $     2.79
    Basic pro forma ..................................................       $     2.04        $    (0.82)       $     2.67
    Diluted as reported ..............................................       $     2.07        $    (0.70)       $     2.59
    Diluted pro forma ................................................       $     1.96        $    (0.82)       $     2.48

    Fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.


                                               ---------------------------------
                                                 2001         2000         1999
                                               -------      -------      -------
Risk-free interest rate .................        4.28%        5.75%        5.93%
Dividend yield ..........................        3.10%        3.33%        2.80%
Volatility factor .......................       42.87%       42.89%       40.21%
Weighted average expected life ..........      5 years      5 years      5 years

17.      FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Effective November 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

    Accounting before adoption of SFAS No. 133: At October 31, 2000, open LME forward contracts covered notional volumes of 25,738,940 pounds and had fair values of a loss of $372 thousand. As the Company did not adopt SFAS No. 133 until November 1, 2000, the fair value of the contracts as of October 31, 2000 was not reflected on the balance sheet, and hedging gains and losses were included in "Cost of sales" in the income statement concurrently with the related sales of inventory.

    Accounting after adoption of SFAS No. 133: On November 1, 2000, when the Company adopted SFAS 133, it recorded a derivative liability of $372 thousand representing the fair value of these contracts as of that date. A corresponding amount, net of taxes of $145 thousand, was recorded to other comprehensive income.

    As of October 31, 2001, open LME forward contracts have maturity dates extending through October 2003. At October 31, 2001, these contracts covered notional volumes of 45,415,185 pounds and had a fair value net loss of approximately $1.8 million, which is recorded as part of other current and non-current assets and liabilities in the financial statements.

    The effective portion of the gains and losses related to the customer specific forward LME contracts designated as hedges are reported in other comprehensive income. These gains and losses are reclassified into earnings in the periods in which the related inventory is sold. As of October 31, 2001, losses of approximately $1.6 million ($992 thousand net of taxes) are expected to be reclassified from other comprehensive income into earnings over the next twelve months. Gains and losses on these customer specific hedge contracts, including amounts related to hedge ineffectiveness, are reflected in "Cost of sales" in the income statement. For the year ended October 31, 2001, a net loss of $283 thousand was recognized in "Cost of sales" representing the amount of the hedges' ineffectiveness. (No components of these gains and losses were excluded from the assessment of hedge effectiveness. Additionally, no hedge contracts were discontinued due to the determination that the original forecasted transaction would not occur. Therefore, there was no income statement impact related to that action.)

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

    The entire amount of gains and losses of the non-customer specific forward LME contracts not designated as hedges are reflected in "Cost of sales" in the income statement in the period in which they occur. These gains and losses include the changes in fair market value during the period for all open and closed contracts.

Interest Rate Swap Agreements

In fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement Revolver to fixed rate. The Company's risk management policy related to these swap agreements is to hedge the exposure to interest rate movements on a portion of its long-term debt. Under the swap agreements, payments are made based on a fixed rate ($50 million at 7.025% and $50 million at 6.755%) and received on a LIBOR based variable rate (2.31% at October 31, 2001). Differentials to be paid or received under the agreements are recognized as interest expense. The agreements mature in 2003. The Company has designated the interest rate swap agreements as cash flow hedges of future interest payments on its variable rate long-term debt.

    Accounting before adoption of SFAS No. 133: The fair value of the swaps as of October 31, 2000 was a loss of $918 thousand. As the Company did not adopt SFAS No. 133 until November 1, 2000, the fair value of the swap agreements as of October 31, 2000 was not reflected on the balance sheet. Hedging gains and losses were included in "Interest Expense" in the income statement based on the quarterly swap settlement.

    Accounting after adoption of SFAS No. 133: On November 1, 2000, the Company recorded a derivative liability of $918 thousand, representing the fair value of the swaps as of that date. A corresponding amount, net of income taxes of $358 thousand, was recorded to other comprehensive income.

    The fair value of the swaps as of October 31, 2001 was a loss of $7.3 million, which is recorded as part of other current and non-current liabilities. Gains and losses related to the swap agreements will be reclassified into earnings in the periods in which the related hedged interest payments are made. As of October 31, 2001, losses of approximately $3.8 million ($2.3 million net of taxes) are expected to be reclassified into earnings over the next twelve months. Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, are reflected in "Interest expense" in the income statement. A net loss of $730 thousand was recorded in interest expense in the year ended October 31, 2001 representing the amount of the hedge's ineffectiveness. (No components of the swap instruments' losses were excluded from the assessment of hedge effectiveness. Additionally, none of the swap agreements were discontinued due to the determination that the original forecasted transaction would not occur. Therefore, there was no income statement impact related to that action.)

    If the floating rates were to change by 10% from October 31, 2001 levels, the fair market value of these swaps would change by approximately $411 thousand. In terms of the impact on cash flow to the Company, as floating interest rates decline, the market value of the swap agreement rises, thus increasing the quarterly cash settlement of the swaps paid by the Company. However, the interest paid on the floating rate debt balance decreases. The inverse situation occurs with rising interest rates.

Foreign Currency Contracts

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

See the Statement of Stockholder's Equity for components of comprehensive income and the disclosure of accumulated other comprehensive income related to hedging transactions.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Other Financial Assets and Liabilities

    The fair values of the Company's financial assets approximate the carrying values reported on the consolidated balance sheet. The fair value of long-term debt was $220.0 million and $184.3 million, as of October 31, 2001 and 2000, respectively, as compared to carrying values at October 31, 2001 and 2000 of $220.0 million and $191.9 million, respectively. The fair value of long-term debt was based on the quoted market price, recent transactions, or based on rates available to the Company for instruments with similar terms and maturities.

18.      CONTINGENCIES

Quanex is subject to loss contingencies arising from federal, state, and local environmental laws. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. Costs of future expenditures for environmental remediation are not discounted to their present value. When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of companies participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company's alleged connections. It is management's opinion that the Company has established appropriate reserves for environmental remediation obligations at various of its plant sites and disposal facilities. Those amounts are not expected to have a material adverse effect on the Company's financial condition. Total remediation reserves, at October 31, 2001, were approximately $18 million. These reserves include, without limitation, the Company's best estimate of liabilities related to costs for further investigations, environmental remediation, and corrective actions related to the acquisition of Piper Impact, the acquisition of Nichols Aluminum Alabama and a facility previously part of the former Tubing Operations. Actual cleanup costs at the Company's current plant sites, former plants, and disposal facilities could be more or less than the amounts accrued for remediation obligations. It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals that would be material to Quanex's financial statements because of uncertainties as to the extent of environmental impact and concurrence of governmental authorities.

    During the second quarter of fiscal 2001, Nichols Aluminum Casting had some of its aluminum reroll product damaged in a fire at a third-party offsite warehouse storage facility. The product was covered under the Company's casualty insurance policies. To date, only the Company's cost in the material has been recovered. The Company has also filed a claim under its business interruption insurance policy, to recover lost profit on the use of this damaged material, but at this time has neither collected this portion of the claim nor reached an agreement with its insurance carrier as to the amount of such claims and therefore has not recorded any potential income associated with it.

Quanex Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following sets forth the selected quarterly information for the years ended October 31, 2001 and 2000.


                                                           First          Second           Third           Fourth
                                                          Quarter         Quarter         Quarter         Quarter
                                                         ---------       ---------       ---------       ---------
                                                                  (In thousands except per share amounts)
2001:
Net sales ........................................       $ 199,942       $ 220,257       $ 248,121       $ 256,033
Gross profit .....................................          20,845          23,762          32,761          37,958
Income before extraordinary item .................           3,685           4,289           9,608          11,240
Extraordinary gain ...............................             372              --              --              --
Net income .......................................           4,057           4,289           9,608          11,240
Earnings per share:
 Basic:
  Income before extraordinary item ...............            0.27            0.32            0.72            0.84
  Extraordinary gain .............................            0.03              --              --              --
                                                         ---------       ---------       ---------       ---------
  Net earnings ...................................            0.30            0.32            0.72            0.84

Diluted ..........................................       $    0.30       $    0.32       $    0.67       $    0.77

2000:
Net sales ........................................       $ 205,903       $ 251,053       $ 262,644       $ 244,918
Gross profit .....................................          22,236          30,565          19,598         (19,508)
Income (loss) before extraordinary item(1) .......           4,175           9,029             715         (23,942)
Extraordinary gain ...............................              --             358              --              --
Net income (loss)(1) .............................           4,175           9,387             715         (23,942)
Earnings per share:
 Basic:
  Income (loss) before extraordinary item ........            0.29            0.66            0.05           (1.78)
  Extraordinary gain .............................              --            0.02              --              --
                                                         ---------       ---------       ---------       ---------
  Net earnings (loss) ............................            0.29            0.68            0.05           (1.78)

Diluted ..........................................       $    0.29       $    0.63       $    0.05       $   (1.78)


(1) Includes an after-tax loss on the sale of Piper Impact Europe in the amount of $9,282 in the third fiscal quarter of 2000 and an after tax asset impairment charge of $36,595 in the fourth fiscal quarter of 2000.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                         BALANCE AT      CHARGED TO                                 BALANCE AT
                                         BEGINNING       COSTS &                                       END
DESCRIPTION                               OF YEAR        EXPENSES     WRITE-OFFS      OTHER          OF YEAR
-----------                              ----------      ----------   ----------      -----         ----------
                                                                   (In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended October 31, 2001 .......       $11,240       $   868       $(3,213)       $    58        $ 8,953

Year ended October 31, 2000 .......       $12,154       $   738       $(1,284)       $  (368)       $11,240

Year ended October 31, 1999 .......       $11,752       $   921       $  (188)       $  (331)       $12,154

QUARTERLY FINANCIAL RESULTS
(from continuing operations)


                                                                        2001           2000            1999
                                                                      --------       --------        --------
NET SALES (millions)
January .......................................................         199.94         205.90          188.56
April .........................................................         220.26         251.05          209.23
July ..........................................................         248.12         262.65          212.82
October .......................................................         256.03         244.92          224.29
                                                                      --------       --------        --------
          Total ...............................................         924.35         964.52          834.90

GROSS PROFIT (LOSS) (millions)
January .......................................................          20.85          22.24           23.54
April .........................................................          23.76          30.57           32.05
July ..........................................................          32.76          19.60           35.05
October .......................................................          37.96         (19.51)          37.66
                                                                      --------       --------        --------
          Total ...............................................         115.33          52.90          128.30

INCOME (LOSS) FROM CONTINUING OPERATIONS (millions)
January .......................................................           3.68           4.18            3.87
April .........................................................           4.29           9.03            9.78
July(1) .......................................................           9.61           0.71           12.33
October(2) ....................................................          11.24         (23.94)          13.32
                                                                      --------       --------        --------
          Total ...............................................          28.82         (10.02)          39.30

INCOME (LOSS) FROM CONTINUING OPERATIONS PER BASIC COMMON SHARE
January .......................................................            .27            .29             .27
April .........................................................            .32            .66             .69
July(1) .......................................................            .72            .05             .86
October(2) ....................................................            .84          (1.78)            .94
                                                                      --------       --------        --------
          Year ................................................           2.15          (0.73)           2.76

QUARTERLY COMMON STOCK DIVIDENDS
January .......................................................            .16            .16             .16
April .........................................................            .16            .16             .16
July ..........................................................            .16            .16             .16
October .......................................................            .16            .16             .16
                                                                      --------       --------        --------
          Total ...............................................            .64            .64             .64

COMMON STOCK SALES PRICE (High & Low)
January .......................................................             21        26.5625          23.875
                                                                        16.375        19.0625         16.8125
April .........................................................          21.15        23.6875           26.25
                                                                         17.35         16.125          15.375
July ..........................................................          27.55         18.625              29
                                                                         20.70         14.375          25.125
October .......................................................          27.48        20.6875          27.375
                                                                         20.75        17.0625          20.125


(1) Fiscal 2000 third quarter income from continuing operations includes an after-tax loss of $9.3 million on the sale of Piper Impact Europe.

(2) Fiscal 2000 fourth quarter loss from continuing operations includes an after-tax asset impairment charge of $36.6 million or $2.67 per share.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, information on directors and executive officers of the Registrant is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2001.


ITEM 11.  EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, information on executive compensation is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2001.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3) to Form 10-K, information on security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3) to Form 10-K, information on certain relationships and related transactions is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2001.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements


                                                                                          PAGE
                                                                                          ----
            Independent Auditors' Report...........................................          21
            Consolidated Balance Sheet.............................................          23
            Consolidated Statements of Income......................................          24
            Consolidated Statements of Stockholders' Equity........................       25-26
            Consolidated Statements of Cash Flow...................................          27
            Notes to Consolidated Financial Statements.............................          28

      2.  Financial Statement Schedule

            Schedule II - Valuation and qualifying accounts........................          52

      Schedules not listed or discussed above have been omitted as they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

      3.  Exhibits.................................................................          56

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

+10.18 Amendment to the Quanex Corporation Employee Stock Option and Restricted Stock Plan, effective July 1, 2000 filed as Exhibit
                  10.18 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2000 and incorporated herein by reference.

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

+10.28 Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective July 1, 2000 filed as Exhibit
                  10.28 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2000 and incorporated herein by reference.

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

 +10.33 Quanex Corporation 1997 Key Employee Stock Plan,(formerly known as the Quanex Corporation 1997 Key Employee Stock Option
                  Plan) as amended and restated, dated October 20, 1999, filed as Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725), dated June 11, 2001.

 +10.34 Amendment to Quanex Corporation 1997 Key Employee Stock Plan,(formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) dated December 9, 1999, filed as
                  Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725), dated June 11, 2001 and incorporated herein by reference.

 +10.35 Amendment to Quanex Corporation 1997 Key Employee Stock Plan,(formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) effective July 1, 2000, filed as
                  Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725), dated June 11, 2001 and incorporated herein by reference.

*+10.36 Amendment to the Quanex Corporation 1997 Key Employee Stock Option Plan effective October 25, 2001.

*+10.37           Quanex Corporation Long-Term Incentive Plan effective November
                  1, 2001.

*+10.38           Agreement for Adoption and Merger of the Temroc Metals, Inc.
                  Bargaining Unit Employees 401(k) Plan into the Nichols 401
                  (k) Savings Plan for Hourly Employees, effective July 1,
                  2001.

*+10.39           Agreement for Adoption and Merger of the Temroc Metals, Inc.
                  Non-Bargaining Unit Employees 401(k) Plan into the Nichols 401(k) Savings Plan, effective July 1, 2001.

*+10.40 Quanex Corporation Employee Savings Plan - Amendment and Restatement effective January 1, 1998.

  10.41 Asset Purchase Agreement dated July 31, 1996, among the Company, Piper Impact, Inc., a Delaware corporation, Piper Impact, Inc., a Tennessee corporation, B. F. Sammons and M. W. Robbins, filed as Exhibit 2.1 of the Company's Report on Form 8-K (Reg. No. 001-05725), dated August 9, 1996, and incorporated herein by reference.

  10.42 Stock Purchase Agreement dated April 18, 1997, by and among Niagara Corporation, Niagara Cold Drawn Corp., and Quanex Corporation filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (Reg. No. 001-05725), dated May 5, 1997, and incorporated herein by reference.

  10.43 Purchase Agreement dated December 3, 1997, among Quanex Corporation, Vision Metals Holdings, Inc., and Vision Metals, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (Reg. No. 001-05725), dated December 3, 1997, and incorporated herein by reference.

  10.44 Acquisition Agreement and Plan of Merger, dated October 23, 2000, between Quanex Corporation ("Company"), Quanex Five, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and Temroc Metals, Inc., a Minnesota corporation, filed as Exhibit 2.1 to the Company's Report on Form 8-K (Reg. No. 001-05725), dated November 30, 2000, and incorporated herein by reference.

  10.45 First Amendment to Agreement and Plan of Merger dated November 15, 2000 between Quanex Corporation ("Company"), Quanex Five, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and Temroc Metals, Inc., a Minnesota corporation, filed as Exhibit 3.1 to the Company's Report on Form 8-K (Reg. No. 001-05725), dated November 30, 2000 and incorporated herein by reference.



  10.46 Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Trailer Company dated May 1,
                  1963, filed as Exhibit 10.22 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October
                  31, 1998 and incorporated herein by reference.

  10.47 Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated May 1,
                  1964, filed as Exhibit 10.23 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October
                  31, 1998 and incorporated herein by reference.

  10.48 Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated October 1,
                  1965, filed as Exhibit 10.24 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October
                  31, 1998 and incorporated herein by reference.

  10.49 Lease Agreement between The Industrial Development Board of the City of Decatur (Alabama) and Fruehauf Corporation dated
                  December 1, 1978, filed as Exhibit 10.25 of the Registrant's
                  Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1998 and incorporated herein by reference.

  10.50           Assignment and Assumption Agreement between Fruehauf Trailer
                  Corporation and Decatur Aluminum Corp. (subsequently renamed
                  Nichols Aluminum-Alabama, Inc.) dated October 9, 1998, filed as Exhibit 10.26 of the Registrant's Annual Report on Form
                  10-K (Reg. No. 001-05725) for the year ended October 31, 1998 and incorporated herein by reference.

  10.51 Agreement between The Industrial Development Board of the City of Decatur and Decatur Aluminum Corp. (subsequently renamed
                  Nichols Aluminum-Alabama, Inc.) dated September 23, 1998, filed as Exhibit 10.27 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31,
                  1998 and incorporated herein by reference.

 *21              Subsidiaries of the Registrant.

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

(b) Reports on Form 8-K

No Reports on Form 8-K were filed by the Company during the quarter ended October 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      QUANEX CORPORATION



By:   /s/ RAYMOND A. JEAN                              January 4, 2002
   ---------------------------------------
      RAYMOND A. JEAN
      Chairman of the Board, President and
      Chief Executive Officer
      (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





By:   /s/ RAYMOND A. JEAN                              January 4, 2002
   ---------------------------------------
      RAYMOND A. JEAN
      Chairman of the Board, President and
      Chief Executive Officer


By:   /s/ CARL E. PFEIFFER                             January 4, 2002
   ---------------------------------------
      CARL E. PFEIFFER
      Director


By:   /s/ DONALD G. BARGER, JR.                        January 4, 2002
   ---------------------------------------
      DONALD G. BARGER, JR.
      Director



By:   /s/ VINCENT R. SCORSONE                          January 4, 2002
   ---------------------------------------
      VINCENT R. SCORSONE
      Director



By:   /s/ MICHAEL J. SEBASTIAN                         January 4, 2002
   ---------------------------------------
      MICHAEL J. SEBASTIAN
      Director



By:   /s/ RUSSELL M. FLAUM                             January 4, 2002
   ---------------------------------------
      RUSSELL M. FLAUM
      Director

By:   /s/ SUSAN F. DAVIS                               January 4, 2002
   ---------------------------------------
      SUSAN F. DAVIS
      Director





By:   /s/ JOSEPH J. ROSS                               January 4, 2002
   ---------------------------------------
      JOSEPH J. ROSS
      Director





By:   /s/ TERRY M. MURPHY                              January 4, 2002
   ---------------------------------------
      TERRY M. MURPHY
      Vice President-Finance and
      Chief Financial Officer
      (Principal Financial Officer)





By:   /s/ VIREN M. PARIKH                              January 4, 2002
   ---------------------------------------
      VIREN M. PARIKH
      Controller
      (Principal Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION OF EXHIBITS
------              -----------------------
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

+10.18 Amendment to the Quanex Corporation Employee Stock Option and Restricted Stock Plan, effective July 1, 2000 filed as
                    Exhibit 10.18 of the Registrant's Annual Report on Form 10-K
                    (Reg. No. 001-05725) for the fiscal year ended October 31, 2000 and incorporated herein by reference.

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

+10.28 Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective July 1, 2000 filed as
                    Exhibit 10.28 of the Registrant's Annual Report on Form 10-K
                    (Reg. No. 001-05725) for the fiscal year ended October 31, 2000 and incorporated herein by reference.

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

 +10.33 Quanex Corporation 1997 Key Employee Stock Plan,(formerly known as the Quanex Corporation 1997 Key Employee Stock
                    Option Plan) as amended and restated, dated October 20, 1999, filed as Exhibit 10.1 of the Registrant's Quarterly
                    Report on Form 10-Q (Reg. No. 001-05725), dated June 11,
                    2001.

 +10.34             Amendment to Quanex Corporation 1997 Key Employee Stock
                    Plan,(formerly known as the Quanex Corporation 1997 Key
                    Employee Stock Option Plan) dated December 9, 1999, filed as
                    Exhibit 10.2 of the Registrant's Quarterly Report on Form
                    10-Q (Reg. No. 001-05725), dated June 11, 2001 and
                    incorporated herein by reference.

 +10.35             Amendment to Quanex Corporation 1997 Key Employee Stock
                    Plan,(formerly known as the Quanex Corporation 1997 Key
                    Employee Stock Option Plan) effective July 1, 2000, filed as
                    Exhibit 10.3 of the Registrant's Quarterly Report on Form
                    10-Q (Reg. No. 001-05725), dated June 11, 2001 and
                    incorporated herein by reference.

*+10.36             Amendment to the Quanex Corporation 1997 Key Employee Stock
                    Option Plan effective October 25, 2001.

*+10.37             Quanex Corporation Long-Term Incentive Plan effective
                    November 1, 2001.

*+10.38             Agreement for Adoption and Merger of the Temroc Metals, Inc.
                    Bargaining Unit Employees 401(k) Plan into the Nichols 401
                    (k) Savings Plan for Hourly Employees, effective July 1,
                    2001.

*+10.39             Agreement for Adoption and Merger of the Temroc Metals, Inc.
                    Non-Bargaining Unit Employees 401(k) Plan into the Nichols
                    401(k) Savings Plan, effective July 1, 2001.

*+10.40             Quanex Corporation Employee Savings Plan - Amendment and
                    Restatement effective January 1, 1998.

  10.41             Asset Purchase Agreement dated July 31, 1996, among the
                    Company, Piper Impact, Inc., a Delaware corporation, Piper
                    Impact, Inc., a Tennessee corporation, B. F. Sammons and M.
                    W. Robbins, filed as Exhibit 2.1 of the Company's Report on
                    Form 8-K (Reg. No. 001-05725), dated August 9, 1996, and incorporated herein by reference.

  10.42             Stock Purchase Agreement dated April 18, 1997, by and among
                    Niagara Corporation, Niagara Cold Drawn Corp., and Quanex
                    Corporation filed as Exhibit 2.1 to the Company's Current
                    Report on Form 8-K (Reg. No. 001-05725), dated May 5, 1997, and incorporated herein by reference.

  10.43             Purchase Agreement dated December 3, 1997, among Quanex
                    Corporation, Vision Metals Holdings, Inc., and Vision
                    Metals, Inc., filed as Exhibit 2.1 to the Company's Current
                    Report on Form 8-K (Reg. No. 001-05725), dated December 3,
                    1997, and incorporated herein by reference.

  10.44             Acquisition Agreement and Plan of Merger, dated October 23,
                    2000, between Quanex Corporation ("Company"), Quanex Five,
                    Inc., a Delaware corporation and wholly owned subsidiary of the Company, and Temroc Metals, Inc., a Minnesota corporation, filed as Exhibit 2.1 to the Company's Report on Form 8-K (Reg. No. 001-05725), dated November 30, 2000, and incorporated herein by reference.

  10.45             First Amendment to Agreement and Plan of Merger dated
                    November 15, 2000 between Quanex Corporation ("Company"),
                    Quanex Five, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and Temroc Metals, Inc., a Minnesota corporation, filed as Exhibit 3.1 to the Company's
                    Report on Form 8-K (Reg. No. 001-05725), dated November 30,
                    2000 and incorporated herein by reference.



 10.46 Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Trailer Company dated May
                    1, 1963, filed as Exhibit 10.22 of the Registrant's Annual
                    Report on Form 10-K (Reg. No. 001-05725) for the year ended
                    October 31, 1998 and incorporated herein by reference.

 10.47 Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated May 1,
                    1964, filed as Exhibit 10.23 of the Registrant's Annual
                    Report on Form 10-K (Reg. No. 001-05725) for the year ended
                    October 31, 1998 and incorporated herein by reference.

 10.48 Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated October
                    1, 1965, filed as Exhibit 10.24 of the Registrant's Annual
                    Report on Form 10-K (Reg. No. 001-05725) for the year ended
                    October 31, 1998 and incorporated herein by reference.

 10.49 Lease Agreement between The Industrial Development Board of the City of Decatur (Alabama) and Fruehauf Corporation dated
                    December 1, 1978, filed as Exhibit 10.25 of the Registrant's
                    Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1998 and incorporated herein by reference.

 10.50              Assignment and Assumption Agreement between Fruehauf Trailer
                    Corporation and Decatur Aluminum Corp. (subsequently renamed
                    Nichols Aluminum-Alabama, Inc.) dated October 9, 1998, filed as Exhibit 10.26 of the Registrant's Annual Report on Form
                    10-K (Reg. No. 001-05725) for the year ended October 31,
                    1998 and incorporated herein by reference.

 10.51              Agreement between The Industrial Development Board of the
                    City of Decatur and Decatur Aluminum Corp. (subsequently renamed Nichols Aluminum-Alabama, Inc.) dated September 23,
                    1998, filed as Exhibit 10.27 of the Registrant's Annual
                    Report on Form 10-K (Reg. No. 001-05725) for the year ended
                    October 31, 1998 and incorporated herein by reference.

*21                 Subsidiaries of the Registrant.

*23                 Consent of Deloitte & Touche LLP.


----------
+ Management Compensation or Incentive Plan

* Filed herewith