Form 10-Q
period 2002-01-31
QUANEX CORP
filed 2002-03-07
CIK 276889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002


                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to            .
                                           ----------    -----------

                          Commission File Number 1-5725


                               QUANEX CORPORATION
             (Exact name of registrant as specified in its charter)





           DELAWARE                                          38-1872178
-------------------------------                        --------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

             1900 West Loop South, Suite 1500, Houston, Texas 77027
             ------------------------------------------------------
              (Address of principal executive offices and zip code)



       Registrant's telephone number, including area code: (713) 961-4600




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                        Outstanding at January 31, 2002
---------------------------------------      -------------------------------
Common Stock, par value $0.50 per share                 13,508,750

                               QUANEX CORPORATION
                                      INDEX


                                                                                                          Page No.
                                                                                                          --------
Part I.   Financial Information:

        Item 1:  Financial Statements

                 Consolidated Balance Sheets - January 31, 2002 and
                        October 31, 2001..............................................................        2

                 Consolidated Statements of Income - Three Months
                        Ended January 31, 2002 and 2001...............................................        3

                 Consolidated Statements of Cash Flow - Three Months
                        Ended January 31, 2002 and 2001 ..............................................        4

                 Notes to Consolidated Financial Statements...........................................      5 - 9

        Item 2:  Management's Discussion and Analysis of Results of
                 Operations and Financial Condition ..................................................      10 - 16

        Item 3:  Quantitative and Qualitative Disclosure about Market
                     Risk ............................................................................        17

Part II.   Other Information

        Item 6:  Exhibits and Reports on Form 8-K.....................................................        18

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               QUANEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       January 31,       October 31,
                                                                           2002              2001
                                                                       ------------      ------------
                                                                       (Unaudited)        (Audited)

ASSETS

Current assets:
  Cash and equivalents ...........................................     $     25,178      $     29,573
  Accounts and notes receivable, net .............................           91,007           109,706
  Inventories ....................................................           85,560            83,109
  Deferred income taxes ..........................................           10,918            10,907
  Other current assets ...........................................            4,463             3,583
                                                                       ------------      ------------
          Total current assets ...................................          217,126           236,878

Property, plant and equipment ....................................          748,238           736,952
Less accumulated depreciation and amortization ...................         (390,483)         (379,317)
                                                                       ------------      ------------
Property, plant and equipment, net ...............................          357,755           357,635

Goodwill, net ....................................................           59,226            59,226
Other assets .....................................................           44,258            43,892
                                                                       ------------      ------------

                                                                       $    678,365      $    697,631
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...............................................     $     64,976      $     76,831
  Accrued expenses ...............................................           43,598            50,659
  Income taxes payable ...........................................            2,525             1,087
  Other current liabilities ......................................            4,450             5,593
  Current maturities of long-term debt ...........................              429               420
                                                                       ------------      ------------
          Total current liabilities ..............................          115,978           134,590

Long-term debt ...................................................          214,344           219,608
Deferred pension credits .........................................            6,389             7,962
Deferred postretirement welfare benefits .........................            7,797             7,777
Deferred income taxes ............................................           30,702            29,282
Other liabilities ................................................           16,718            18,435
                                                                       ------------      ------------
          Total liabilities ......................................          391,928           417,654

Stockholders' equity:
  Preferred stock, no par value ..................................               --                --
  Common stock, $.50 par value ...................................            7,035             7,043
  Additional paid-in capital .....................................          108,472           108,314
  Retained earnings ..............................................          189,575           186,274
  Unearned compensation ..........................................             (775)             (897)
  Accumulated other comprehensive income .........................           (6,535)           (7,212)
                                                                       ------------      ------------
                                                                            297,772           293,522
      Less: Common stock held by rabbi trust .....................             (889)             (873)
      Less: Cost of shares of common stock in treasury ...........          (10,446)          (12,672)
                                                                       ------------      ------------
          Total stockholders' equity .............................          286,437           279,977
                                                                       ------------      ------------

                                                                       $    678,365      $    697,631
                                                                       ============      ============

                               QUANEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                           Three Months Ended
                                                                              January 31,
                                                                       --------------------------
                                                                          2002            2001
                                                                       ----------      ----------
                                                                              (Unaudited)

Net sales ........................................................     $  204,243      $  199,942
Cost and expenses:
  Cost of sales ..................................................        171,042         168,784
  Selling, general and administrative expense ....................         12,164          11,728
  Depreciation and amortization ..................................         11,193          11,236
                                                                       ----------      ----------
Operating income .................................................          9,844           8,194
Other income (expense):
  Interest expense ...............................................         (3,441)         (4,161)
  Capitalized interest ...........................................            730             314
  Other, net .....................................................          1,398           1,323
                                                                       ----------      ----------
Income before income taxes and extraordinary gain ................          8,531           5,670
Income tax expense ...............................................         (3,071)         (1,985)
                                                                       ----------      ----------
Income before extraordinary gain .................................          5,460           3,685
Extraordinary gain - early extinguishment of debt
(net of taxes) ...................................................             --             372
                                                                       ----------      ----------
Net income .......................................................     $    5,460      $    4,057
                                                                       ==========      ==========

Earnings per common share:
   Basic:
      Income before extraordinary gain ...........................     $     0.41      $     0.27
      Extraordinary gain .........................................             --            0.03
                                                                       ----------      ----------
         Total basic net earnings ................................     $     0.41      $     0.30
                                                                       ==========      ==========

   Diluted:
      Income before extraordinary gain ...........................     $     0.39      $     0.27
      Extraordinary gain .........................................             --            0.03
                                                                       ----------      ----------
         Total diluted net earnings ..............................     $     0.39      $     0.30
                                                                       ==========      ==========

Weighted average shares outstanding:
   Basic .........................................................         13,455          13,424
                                                                       ==========      ==========
   Diluted .......................................................         15,586          13,562
                                                                       ==========      ==========

Common stock dividends per share .................................     $     0.16      $     0.16

                               QUANEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                                                  Three Months Ended
                                                                                                     January 31,
                                                                                             --------------------------
                                                                                                2002            2001
                                                                                             ----------      ----------
                                                                                                    (Unaudited)
Operating activities:
  Net income ...........................................................................     $    5,460      $    4,057
  Adjustments to reconcile net income
    to cash provided by operating activities:
       Extraordinary gain on early extinguishment of debt (net of taxes of $201) .......             --            (372)
       Depreciation and amortization ...................................................         11,279          11,362
       Deferred income taxes ...........................................................          1,420             (41)
       Deferred pension and postretirement benefits ....................................         (1,553)           (351)

       Changes in assets and liabilities net of effects from acquisitions and dispositions:
       Decrease in accounts and notes receivable .......................................         18,699           7,210
       Decrease (increase) in inventory ................................................         (2,451)            292
       Decrease in accounts payable ....................................................        (11,855)        (10,490)
       Decrease in accrued expenses ....................................................         (7,061)         (9,819)
       Other, net (including income tax refund) ........................................         (1,470)           (910)
                                                                                             ----------      ----------
            Cash provided by operating activities ......................................         12,468             938

Investment activities:
  Acquisition of Temroc Metals, Inc., net of cash acquired .............................             --         (17,922)
  Capital expenditures, net of retirements .............................................        (11,290)        (11,974)
  Other, net ...........................................................................           (475)         (1,590)
                                                                                             ----------      ----------
            Cash used by investment activities .........................................        (11,765)        (31,486)
                                                                                             ----------      ----------
            Cash provided (used) by operating and investment activities ................            703         (30,548)

Financing activities:
  Bank (repayments) borrowings, net ....................................................         (5,000)         33,000
  Purchase of subordinated debentures ..................................................             --          (3,942)
  Purchase of Quanex common stock ......................................................             --            (364)
  Common dividends paid ................................................................         (2,159)         (2,167)
  Issuance of common stock, net ........................................................          2,360             800
  Other, net ...........................................................................           (299)           (309)
                                                                                             ----------      ----------
            Cash provided (used) by financing activities ...............................         (5,098)         27,018
                                                                                             ----------      ----------
Decrease in cash and equivalents .......................................................         (4,395)         (3,530)
Cash and equivalents at beginning of period ............................................         29,573          22,409
                                                                                             ----------      ----------
Cash and equivalents at end of period ..................................................     $   25,178      $   18,879
                                                                                             ==========      ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .............................................     $    4,340      $    4,557
  Cash paid during the period for income taxes .........................................     $      120      $      787
  Cash received during the period for income tax refunds ...............................     $       --      $     (210)

                               QUANEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Accounting Policies


The interim consolidated financial statements of Quanex Corporation and its subsidiaries ("Quanex" or the "Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001, which is incorporated by reference. Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to 2002 classifications.

2. Inventories

Inventories consist of the following:

                                                 January 31,   October 31,
                                                    2002          2001
                                                 -----------   -----------
                                                      (In thousands)
        Raw materials........................    $    18,805   $    20,097
        Finished goods and work in process...         59,143        55,757
                                                 -----------   -----------
                                                      77,948        75,854
        Other................................          7,612         7,255
                                                 -----------   -----------
                                                 $    85,560   $    83,109
                                                 ===========   ===========

     The values of inventories in the consolidated balance sheets are based on the following accounting methods:

        LIFO.................................    $    59,216   $    56,691
        FIFO.................................         26,344        26,418
                                                 -----------   -----------
                                                 $    85,560   $    83,109
                                                 ===========   ===========



     With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $5 million at January 31, 2002 and October 31, 2001.

3. Earnings Per Share

The computational components of basic and diluted earnings per share are as follows (shares and dollars in thousands except per share amounts):


                                           For the Three Months Ended              For the Three Months Ended
                                               January 31, 2002                         January 31, 2001

                                                                     Per-                                    Per-
                                       Income         Shares        Share      Income          Shares       Share
                                     (Numerator)   (Denominator)    Amount   (Numerator)    (Denominator)   Amount
                                     -----------   -------------    ------   -----------    -------------   ------
BASIC EPS
 Income before extra. Gain            $  5,460         13,455       $ 0.41     $  3,685            13,424   $ 0.27
 Extra. Gain - early debt ext.              --                          --          372                       0.03
                                      --------                      ------     --------                     ------
   Total basic net earnings           $  5,460                      $ 0.41     $  4,057                     $ 0.30

EFFECT OF DILUTIVE SECURITIES
  Effect of common stock equiv.
   arising from stock options               --            231                        --                11
  Effect of common stock held
   by rabbi trust                           --             36                        --               127
  Effect of conversion of
   subordinated debentures (1)             680          1,864                        --                --

DILUTED EPS
 Income before extra. gain            $  6,140         15,586       $ 0.39     $  3,685            13,562   $ 0.27
 Extra. Gain - early debt ext.              --                          --          372                       0.03
                                      --------                      ------     --------                     ------
   Total basic net earnings           $  6,140                      $ 0.39     $  4,057                     $ 0.30


 (1) Conversion of the Company's 6.88% convertible subordinated debentures into common stock is anti-dilutive for the period ended January 31, 2001 and therefore is not included in the calculation of diluted earnings per share.

4. Comprehensive Income ($ in thousands)

Total comprehensive income for the three months ended January 31, 2002 and 2001 is $6,137 and $1,557, respectively. Included in comprehensive income is net income and the effective portion of the gains and losses on derivative instruments designated as cash flow hedges.

5. Long-term Debt

Long-term debt consists of the following:

(In thousands)                                                 January 31,   October 31,
                                                                  2002          2001
                                                               -----------   -----------
Bank Agreement Revolver ....................................   $   135,000   $   140,000
Convertible subordinated debentures ........................        58,722        58,727
Temroc Industrial Development Revenue Bonds ................         2,564         2,608
Industrial Revenue and Economic Development Bonds ..........         3,275         3,275
State of Alabama Industrial Development Bonds ..............         4,150         4,500
Scott County, Iowa Indus. Waste Recycling Revenue Bonds ....         2,600         2,600
Other ......................................................         8,462         8,318
                                                               -----------   -----------
                                                               $   214,773   $   220,028
Less maturities due within one year included in current
    liabilities ............................................           429           420
                                                               -----------   -----------
                                                               $   214,344   $   219,608
                                                               ===========   ===========

6. Industry Segment Information ($ in thousands)

During the latter portion of the fiscal year ended October 31, 2001, the Company completed a strategic review of its business, which resulted in a shift of strategy away from primarily a "process" oriented enterprise to a more "market focused" enterprise. The chief executive officer, who is the chief operating decision maker of Quanex, believes the focus on customers will provide a more effective corporate strategy to help drive growth and unlock shareholder value. The review underscored a high concentration of sales in two market segments - vehicular products and building products. The Company has made organizational and reporting changes aligned to this new strategy beginning in fiscal 2002. The chief executive officer has started evaluating performance and allocating the Company's resources under this new segment structure.

       Beginning in fiscal 2002, Quanex will report under these two market focused segments. The vehicular products segment is comprised of the former "engineered steel bar" segment (MACSTEEL), Piper Impact (US operations only) and Temroc. The new building products segment is comprised of the former aluminum mill sheet products segment (Nichols Aluminum) as well as the divisions comprising the former engineered products segment, excluding Temroc. Below is a presentation of segment disclosure information under the new corporate organizational structure:

                                   For the Three Months
                                     ended January 31,
                                 ------------------------
                                    2002          2001
                                 ----------    ----------
NET SALES
Vehicular Products(1)            $  102,433    $   99,076
Building Products                   101,810       100,866
                                 ----------    ----------
   CONSOLIDATED                  $  204,243    $  199,942
                                 ==========    ==========
OPERATING INCOME (LOSS):
Vehicular Products               $   10,742    $    8,373
Building Products                     2,374         2,319
Corporate & Other (2)                (3,272)       (2,498)
                                 ----------    ----------

   CONSOLIDATED                  $    9,844    $    8,194
                                 ==========    ==========

(1) Fiscal 2001 results include Temroc operations acquired November 30, 2000.
(2) Included in "Corporate and Other" are inter-segment eliminations and corporate expenses.

7. Stock Repurchase Program - Treasury Stock

In December 1999, Quanex announced that its board of directors approved a program to repurchase up to 2 million shares of the Company's common stock in the open market or in privately negotiated transactions. During the three months ended January 31, 2002, the Company did not repurchase any common stock. During the three months ended January 31, 2001, the Company repurchased 20,000 shares at a cost of approximately $364 thousand. These shares were not canceled, but instead were treated as treasury stock of the Company.

       The cumulative cost of shares acquired as treasury shares, net of shares reissued, is $10.4 million as of January 31, 2002 and is reflected as a reduction of stockholders' equity in the balance sheet.

8. Extraordinary Item

During the period ended January 31, 2001, the Company accepted unsolicited block offers to buy back $4.6 million principal amount of the 6.88% Convertible Subordinated Debentures for $3.9 million in cash. An after-tax extraordinary gain of $372 thousand was recorded on this transaction.

9. Financial Instruments and Risk Management

Metal Exchange Forward Contracts

The Company's Nichols Aluminum business uses various grades of aluminum scrap as well as prime aluminum ingot as a raw material for its manufacturing process. The price of this aluminum raw material is subject to fluctuations due to many factors in the aluminum market. In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers. In an effort to reduce the risk of fluctuating raw material prices, the Company enters into firm price raw material purchase commitments (which are designated as "normal purchases" under SFAS No. 133) as well as forward contracts on the London Metal Exchange ("LME").

         As of January 31, 2002, the Company had no open LME forward contracts and therefore no asset or liability associated with metal exchange derivatives. During the quarter ended January 31, 2002, Nichols Aluminum used more firm price raw material purchase commitments instead of LME forward contracts to lock in raw material prices.

      The effective portion of the gains and losses related to forward LME contracts which were designated as hedges are reported in other comprehensive income. These gains and losses are reclassified into earnings in the periods in which the related inventory is sold (not when the contracts are closed). As of January 31, 2002, losses of approximately $1.4 million ($833 thousand net of taxes) are expected to be reclassified from other comprehensive income into earnings over the next twelve months. Gains and losses on these contracts, including amounts related to hedge ineffectiveness, are reflected in "Cost of sales" in the income statement. For the three months ended January 31, 2002, a net loss of $4 thousand was recognized in "Cost of sales" representing the amount of the hedges' ineffectiveness. (No components of these gains and losses were excluded from the assessment of hedge effectiveness. Additionally, no hedge contracts were discontinued due to the determination that the original forecasted transaction would not occur. Therefore, there was no income statement impact related to that action.)

Interest Rate Swap Agreements

In fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement Revolver to fixed rate. The Company's risk management policy related to these swap agreements is to hedge the exposure to interest rate movements on a portion of its long-term debt. Under the swap agreements, payments are made based on a fixed rate ($50 million at 7.025% and $50 million at 6.755%) and received on a LIBOR based variable rate (1.87 % at January 31, 2002). Differentials to be paid or received under the agreements are recognized as interest expense. The agreements mature in 2003. The Company has designated the interest rate swap agreements as cash flow hedges of future interest payments on its variable rate long-term debt.

         The fair value of the swaps as of January 31, 2002 was a loss of $6.5 million, which is recorded as part of other current and non-current liabilities. Gains and losses related to the swap agreements will be reclassified into earnings in the periods in which the related hedged interest payments are made. As of January 31, 2002, losses of approximately $4.0 million ($2.5 million net of taxes) are expected to be reclassified into earnings over the next twelve months. Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, are reflected in "Interest expense" in the income statement. A net loss of $19 thousand was recorded in interest expense in the three months ended January 31, 2002 representing the amount of the hedge's ineffectiveness. (No components of the swap instruments' losses were excluded from the assessment of hedge effectiveness. Additionally, none of the swap agreements were discontinued due to the determination that the original forecasted transaction would not occur. Therefore, there was no income statement impact related to that action.)

         If the floating rates were to change by 10% from January 31, 2002 levels, the fair market value of these swaps would change by approximately $374 thousand. In terms of the impact on cash flow to the Company, as floating interest rates decline, the market value of the swap agreement rises, thus increasing the quarterly cash settlement of the swaps paid by the Company. However, the interest paid on the floating rate debt balance decreases. The inverse situation occurs with rising interest rates.

10. Contingencies

During the second quarter of fiscal 2001, some of Nichols Aluminum Casting's aluminum reroll product was damaged in a fire at a third-party offsite warehouse storage facility. The loss was covered under the Company's property insurance policy. As of October 31, 2001, only the Company's cost in the material had been recovered. The Company also filed a claim under the business interruption provisions of the policy to recover additional costs, as well as lost profit sustained due to the fire. In the first fiscal quarter ended January 31, 2002, the Company received $858 thousand against the business interruption claim, which was recorded as a reduction of cost of sales. The Company is still in negotiation with the insurance carrier as to the final settlement amount of this claim. No additional income statement impact has been recorded at this time.

11. Subsequent Event

On February 12, 2002, Quanex completed the purchase of certain assets and liabilities of Ekamar, Inc., formerly known as Colonial Craft, Inc., a Minnesota corporation, through its wholly owned subsidiary, Quanex Windows, Inc., for approximately $17 million in cash, $1.5 million of which has been set aside in an escrow fund for environmental and other issues that may arise. (This price is subject to adjustment based on the audit of the closing date balance sheet.) The newly acquired business will operate as a wholly owned subsidiary of the Company which has been renamed Colonial Craft, Inc., ("Colonial").

     Colonial is a leading manufacturer of value-added wood products based in Roseville, Minnesota. Colonial manufactures custom wood window accessories with two primary product lines: hardwood architectural moldings and wood window grilles. Colonial has become part of the Company's engineered products business within the building products business segment. Colonial provides direct synergy with one of the Company's two core businesses, sharing a similar customer base with the engineered products businesses. Quanex believes that Colonial exemplifies success attributes that it looks for in an acquisition, which include customer focus, superior manufacturing processes, and engineered-type products.

     Within the terms of the purchase agreement, both selling and purchasing parties acknowledge that the environmental reports showed evidence of minimal soil contamination at one of the three Colonial facilities, the Luck, Wisconsin facility. The purchase agreement provides that the Company will complete the actions, if any, required by the Wisconsin Department of Natural Resources ("WDNR") to obtain a closure letter from the WDNR with respect to the contaminated area. The Company is entitled to be reimbursed from the escrow fund for most, if not all, of any loss incurred in implementing and completing such actions.

     To finance the acquisition, the Company borrowed against its existing $250 million unsecured revolving credit and term loan facility with a group of seven banks.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

         GENERAL

         The discussion and analysis of Quanex Corporation and its subsidiaries' (the "Company"'s) financial condition and results of operations should be read in conjunction with the January 31, 2002 and October 31, 2001 Consolidated Financial Statements of the Company and the accompanying notes.

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

RESULTS OF OPERATIONS
Summary Information as % of Sales:  (Dollars in millions)

                                                              THREE MONTHS ENDED JANUARY 31,
                                                        -------------------------------------------
                                                               2002                    2001
                                                        -----------------        ------------------
                                                        Dollar       %of         Dollar        %of
                                                        Amount      Sales        Amount       Sales
                                                        ------      -----        ------       -----
         Net Sales                                      $204.2        100%       $199.9         100%
           Cost of Sales                                 171.0         84         168.8          84
           Sell., gen. and admin.                         12.2          6          11.7           6
           Deprec. and amort.                             11.2          5          11.2           6
                                                        ------      -----        ------       -----
         Operating Income                                  9.8          5%          8.2           4%
         Interest Expense                                 (3.4)        (2)         (4.2)         (2)
         Capitalized Interest                               .8          0            .3           0
         Other, net                                        1.4          1           1.3           0
         Income tax expense                               (3.1)        (1)         (1.9)          0
                                                        ------      -----        ------       -----

         Income before extraordinary gain               $  5.5          3%       $  3.7           2%
                                                        ======                   ======

Overview

      The Company's earnings for the first fiscal quarter ended January 31, 2002 were higher than expected as a result of outstanding performances of its two core businesses: MACSTEEL and Engineered Products. Fully diluted earnings per share from continuing operations for the first quarter were the Company's best ever at $0.39, or 44% higher than a year ago.

      The Company experienced surprisingly strong January sales at MACSTEEL, Engineered Products and Nichols Aluminum. A combination of new programs, increased market penetration and restocking efforts of customers gave a boost to MACSTEEL's results within the vehicular products segment. Unusually mild winter weather along with new products for key customers in the building products segment enabled Engineered Products to keep fuller schedules throughout the first quarter while customer restocking in January benefited Nichols Aluminum. This unexpected strength allowed for a strong finish to the first quarter. Results also benefited from Company-wide cost reduction initiatives which began last year and continue to gain momentum.

Business Segments

During the latter portion of the fiscal year ending October 31, 2001, the Company completed a strategic review of its business, which resulted in a shift of strategy away from primarily a "process" oriented enterprise to a more "market focused" enterprise. The chief executive officer, who is the chief operating decision maker of Quanex, believes the focus on customers will provide a more effective corporate strategy to drive growth and unlock shareholder value. The review underscored a high concentration of sales in two market segments - vehicular products and building products. The Company has made organizational and reporting changes aligned to this new strategy. The chief executive officer has started evaluating performance and allocating the Company's resources under this new segment structure.

      The new vehicular products segment is comprised of the former "engineered steel bar" segment (MACSTEEL), Piper Impact (US operations only) and Temroc. That segment's main driver is North American light vehicle builds. For fiscal year 2002, the Company expects MACSTEEL's sales and operating income to represent about 75% and 85% of the segment's results, respectively.

      The new building products segment is comprised of the former aluminum mill sheet products segment (Nichols Aluminum) as well as the divisions comprising the former engineered products segment, AMSCO, HOMESHIELD and IMPERIAL PRODUCTS, but excluding Temroc. The main drivers of the segment are residential housing starts and remodeling expenditures. For fiscal year 2002, the Company expects Engineered Products sales and operating income to represent about 25% and 60% of the segment's results, respectively.

      The following table sets forth selected operating data for the Company's two business segments:

                                 Three Months Ended
                                     January 31,
                               -----------------------
                                  2002         2001
                               ----------   ----------
                                    (In thousands)
Vehicular Products: (1)
  Net sales ................   $  102,433   $   99,076
  Operating income .........       10,742        8,373
  Deprec. And amort. .......        7,106        6,479
  Identifiable assets ......   $  358,850   $  339,816

Building Products:
  Net sales ................   $  101,810   $  100,866
  Operating income .........        2,374        2,319
  Deprec. And amort. .......        3,958        4,617
  Identifiable assets ......   $  257,964   $  291,979


(1) Fiscal 2001 results include Temroc operations acquired November 30, 2000.

Vehicular Products

      Within the vehicular products business, MACSTEEL, had a good first quarter. North American light vehicle builds are at levels similar to last year's first quarter production. For MACSTEEL, share gains and new programs have allowed them to operate at a higher level for the first quarter compared to the same period a year ago at a capacity utilization rate of approximately 85%. Inventory restocking by customers further bolstered demand, as evidenced by unexpectedly strong January order releases. For the 2002 first quarter, MACSTEEL operated between 5 to 6 days per week compared to 4 to 5 days per week a year ago. For most of the second quarter of fiscal 2002, MACSTEEL is expected to operate both plants at 6 days per week.

      Piper Impact came in with another profitable quarter. Sales of aluminum air bag components declined from year ago levels, while sales of steel air bag components, ordnance and new programs helped offset that decline. Piper continues to show solid productivity improvements.

      Temroc had a difficult first quarter with the depressed snowmobile business; however, on February 1, 2002, TEMROC successfully negotiated a new 5-year agreement with the United Automotive Workers.

Building Products

      Nichols Aluminum continued to operate in a difficult business environment. Nichols experienced a modest loss in operating income for the first quarter 2002 compared to a small gain a year ago. The first quarter for Nichols is typically its slowest sales period. A somewhat early inventory build-up in anticipation of the spring building season gave Nichols a significant increase in orders for January, which added approximately 60% to its backlog year over year. Nichols' volume was up nearly 6% over last year and it operated at a capacity utilization rate of approximately 80%. This backlog strength bodes well for Nichols' second quarter.

      Engineered Products (excluding Temroc) achieved all-time quarterly records for sales and operating income during the first quarter of fiscal 2002. The combination of improved productivity at the HOMESHIELD facility, mild winter weather and new products all contributed to the outstanding performance.

     On February 12, 2002, Quanex completed the purchase of certain assets and liabilities of Ekamar, Inc., formerly known as Colonial Craft, Inc., a Minnesota corporation, through its wholly owned subsidiary, Quanex Windows, Inc., for approximately $17 million in cash, $1.5 million of which has been set aside in an escrow fund for environmental and other issues that may arise. The newly acquired business will operate as a wholly owned subsidiary of the Company which has been renamed Colonial Craft, Inc. ("Colonial"). Colonial is a leading manufacturer of value-added wood products based in Roseville, Minnesota. Colonial manufactures custom wood window accessories with two primary product lines: hardwood architectural moldings and wood window grilles. Colonial has become part of the Company's engineered products businesses that are reported within the building products business segment. Colonial provides direct synergy with one of the Company's two core businesses, sharing a similar customer base with the engineered products business.

     Quanex believes that Colonial exemplifies the success attributes that the Company looks for in an acquisition, which include customer focus, superior manufacturing processes, and engineered-type products. The Company will continue to pursue acquisitions of this type, which add to or protect its core businesses.

Fiscal Quarter ended January 31, 2002 vs. 2001

Net Sales - Consolidated net sales for the three months ended January 31, 2002 were $204.2 million, representing an increase of $4.3 million, or 2%, when compared to consolidated net sales for the same period in 2001. Both the vehicular and building products segments experienced increased net sales.

     Net sales from the Company's vehicular products business for the three months ended January 31, 2002, were $102.4 million representing an increase of $3.4 million, or 3%, when compared to the same period last year. MACSTEEL's increased net sales were due to higher volume, partially offset by lower sales prices. Pricing pressures continue as a result of industry overcapacity and globalization. Piper experienced lower net sales as aluminum airbag component sales declined from its prior year levels. This decline, however, was partially offset by increased sales of steel airbag components, ordnance and new products.

     Net sales from the Company's building products business for the three months ended January 31, 2002, were $101.8 million, representing an increase of $944 thousand, or 1%, when compared to the same period last year. Engineered Products experienced an all-time quarterly record for net sales due largely to mild winter weather, attractive interest rates and stable consumer confidence which helped housing starts remain robust. Also contributing to Engineered Product's record quarter were 1) improved productivity at the HOMESHIELD facility, and 2) new product sales. However, Nichols Aluminum's net sales declined from the same prior year period due to lower sales prices, despite increased volume. Nichols Aluminum continues to operate in a very difficult business environment as overcapacity erodes pricing. However, the Nichols Aluminum Golden facility was profitable in the first quarter and it continues to build a solid book of business.

     Operating income - Consolidated operating income for the three months ended January 31, 2002 was $9.8 million, representing an increase of $1.7 million, or 20%, when compared to the same period last year. Both the vehicular and building products segments experienced increased operating income.

     Operating income from the Company's vehicular products segment for the three months ended January 31, 2002, was $10.7 million, representing an increase of $2.4 million, or 28%, when compared to the same period last year. This increase was due largely to higher net sales and operating income at MACSTEEL compared to the prior year's results. MACSTEEL experienced lower spreads as the lower selling prices were only partially offset by lower scrap prices. However, productivity gains and lower conversion costs more than offset the impact of lower spreads. Depreciation expense for the vehicular products segment was higher with the completion of MACSTEEL capital projects.

      Operating income from the Company's building products segment for the three months ended January 31, 2002, was $2.4 million, slightly higher when compared to the same period last year. This increase was a result of higher net sales and operating income at the engineered products business, mostly offset by lower results at the segment's Nichols Aluminum business. Included in that improvement is the elimination of goodwill amortization in accordance with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective the beginning of the current fiscal year. The building products segment had goodwill amortization of approximately $450 thousand in the prior year period ending January 31, 2001.

      In addition to the two operating segments mentioned above, corporate level operating expenses for the three months ended January 31, 2002, were $3.3 million, compared to $2.5 million for the same period last year. Corporate expenses as of January 31, 2001 contained a gain of approximately $1 million for intercompany derivative transactions. Included in corporate and other are the corporate office expenses and inter-segment eliminations. (See Note 2 to the financial statements regarding LIFO valuation method of inventory accounting.)

     Selling, general and administrative expense was $12.2 million, for the three months ended January 31, 2002 representing an increase of $0.4 million, or 4%, when compared to the same period last year. This increase results largely from the increased sales levels at the two business segments, slightly offset by lower costs at the corporate office.

     Depreciation and amortization - Depreciation expense increased by approximately $500 thousand as of January 31, 2002 as compared to the same prior year period. This increase was due largely to increased depreciation in the vehicular products segment at MACSTEEL due to recently completed capital projects, partially offset by lower depreciation expense in the building products segment.

     Effective November 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is no longer amortized. Goodwill amortization for the prior year ended January 31, 2001, was $547 thousand. The elimination of this amortization added $0.02 to the diluted earnings per share for the quarter ended January 31, 2002.

     Interest expense for the three months ended January 31, 2002 decreased by $720 thousand from the same period last year due largely to the lower interest rates on a portion of the revolver balance. Additionally, the ineffective portion of the loss on the interest rate swap derivatives recognized as interest expense was less for the period ended January 31, 2002 as compared to the same period last year. (See Note 9 to the financial statements.)

     Capitalized interest increased by $416 thousand for the three months ended January 31, 2002, as compared to the same period of 2001, due to the capital expansion programs underway at MACSTEEL.

     Net income was $5.5 million for the three months ended January 31, 2002, compared to $4.1 million for the same period of 2001. In addition to the items mentioned above, the three month period ended January 31, 2001 included an extraordinary gain of $372 thousand on the purchase of subordinated debentures.

Outlook

Quanex experienced excellent first quarter operating results due to better than expected demand for the Company's engineered components and materials. Increased demand was driven by an unusually mild winter season which enhanced building and construction activity; higher than anticipated vehicular products demand as original equipment manufacturers, ("OEMs"), replenished low inventory levels; and greater than expected market penetration due to emerging steel industry dynamics. New products, coupled with productivity gains, also benefited operating results. Strong business activity in January has continued into the second quarter, and at this time, Nichols Aluminum is running 7 days a week, 24 hours a day. MACSTEEL is running 6 days per week and sales activity at Engineered Products is brisk. We expect these rates of production to continue through the second fiscal quarter. The Company expects these current trends to produce significantly better results for the fiscal 2002 second quarter, possibly exceeding the diluted earnings per share of $0.32 reported a year ago by more than 50%.

         Quanex does not expect this pace of earnings growth to sustain itself through the second half of fiscal 2002, in part because the Company predicts customer restocking activity will slow from current levels. Quanex previously disclosed it expected fiscal 2002 diluted earnings per share to be up about 20% from fiscal 2001 diluted earnings per share before extraordinary gain of $2.05. If the economy continues its pace of gradual recovery and consumer confidence holds, at this time Quanex would expect to report an improvement in fiscal 2002 diluted earnings per share, over the prior year, well in excess of 20%.

         Nichols Aluminum continues to do business in a tough environment as overcapacity in the market remains an issue. However, there is some good news as it had an exceptional booking month in January and had the opportunity to selectively improve prices in February. The Company's management is encouraged by the surge of orders, with the backlog up 60% year over year. Nichols does not have the leverage that MACSTEEL does, but increasing volumes along with improving prices should help the Building Products segment to achieve substantially better results for the second fiscal quarter ending April 30, 2002.

         Nichols Aluminum as it is positioned today, is not considered a core business of Quanex, but it is a well-managed, profitable, low cost supplier of quality aluminum sheet that, unfortunately, finds itself in a difficult market. The Company believes there are steps that could be taken to significantly improve Nichols' position, and at this time, the Company continues to consider all options.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $250 million unsecured Revolving Credit and Term Loan Agreement ("Bank Agreement"). At January 31, 2002, the Company had $135 million borrowed under the Bank Agreement. This represents a $5 million decrease over October 31, 2001 borrowing levels. There have been no significant changes to the terms of the Company's debt structure during the three month period ended January 31, 2002. The Company has started negotiations with a group of banks to replace the existing Bank Agreement with a new one during the fiscal year ending October 31, 2002. (See Note 5 to the financial statements for detail regarding the outstanding borrowings under the Company's various facilities.)

      At January 31, 2002, the Company had commitments of approximately $12 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.

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

Operating Activities

      Cash provided by operating activities during the three months ended January 31, 2002 was $12.5 million compared to $0.9 million for the same three month period of 2001. Net income, adding back depreciation and amortization in fiscal 2002 provided $16.7 million compared to $15.4 million of cash for the same three month period of 2001. The period ended January 31, 2002 included lower working capital requirements as compared to the same period of the prior year.

Investment Activities

     Net cash used by investment activities during the three months ended January 31, 2002 was $11.8 million compared to $31.5 million for the same period of 2001. Fiscal 2001 cash used by investment activities included cash paid for the acquisition of Temroc totaling $17.9 million, net of cash acquired. Capital expenditures and other investment activities decreased $1.8 million in the three month period ended January 31, 2002 as compared to the same periods of 2001. The Company estimates that fiscal 2002 capital expenditures will approximate $43 million.

Financing Activities

      Net cash used by financing activities for the three months ended January 31, 2002 was $5.1 million compared to $27.0 million generated during the same prior year period. The Company made net bank repayments totaling $5.0 million during the first three months of fiscal 2002, compared to borrowings of $33.0 million during the same period last year. During the three months ended January 31, 2001, the Company paid $3.9 million to purchase $4.6 million principal amount of subordinated debentures and $364 thousand to repurchase 20,000 shares of its own common stock.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. The Company adopted this statement on November 1, 2001 for its fiscal year ended October 31, 2002. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year, if necessary. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle in the six month period ended April 30, 2002. Subsequent impairment losses will be reflected in operating income or loss in the consolidated statements of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

The Company holds certain floating-rate obligations. The exposure of these obligations to increases in short-term interest rates is limited for $100 million of this variable rate debt by interest rate swap agreements entered into by the Company. These swap agreements effectively fix the interest rate, thus limiting the potential impact that increasing interest rates would have on earnings. Under these swap agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and received on a LIBOR based variable rate (1.87% at January 31, 2002). At January 31, 2002 and October 31, 2001, the fair market value related to the interest rate swap agreements was a loss of $6.5 million and $7.3 million, respectively. If the floating rates were to change by 10% from January 31,2002 levels, the fair market value of these swaps would change by approximately $374 thousand. However, it should be noted that any change in value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Commodity Price Risk

The Company's Nichols Aluminum business uses futures contracts to hedge a portion of its exposure to price fluctuations of aluminum. The exposure is related to the Company's backlog of aluminum sales orders with committed prices as well as future aluminum sales for which a sales price increase would lag a raw material cost increase.

      As of October 31, 2001, open London Metal Exchange ("LME") forward contracts had maturity dates extending through October 2003. At October 31, 2001, these contracts covered notional volumes of 45,415,185 pounds and had a fair value net loss of approximately $1.8 million, which was recorded as part of other current and non-current assets and liabilities in the financial statements. At January 31, 2002 there were no open LME forward contracts and therefore no related derivative assets or liabilities, as Nichols Aluminum used more firm price raw material purchase commitments instead of LME forward contracts.

      Other than the items mentioned above, there were no other material quantitative or qualitative changes during the first three months of fiscal 2002 in the Company's market risk sensitive instruments.

                          PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.

a) Exhibits

Exhibit 10.1 Amendment and restatement of the Quanex Corporation Hourly Bargaining Unit Employee Savings Plan, dated February 14, 2002.

Exhibit 10.2 Amendment and restatement of the Quanex Corporation 401(k) Savings Plan, dated February 27, 2002.

Exhibit 10.3 Amendment and restatement of the Quanex Corporation 401(k) Savings Plan for Hourly Employees, dated February 22, 2002.

Exhibit 10.4 Amendment and restatement of the Piper Impact 401(k) Plan, dated February 14, 2002.

Exhibit 10.5 Amendment and restatement of the Quanex Corporation Deferred Compensation Plan, effective November 1, 2001.

Exhibit 10.6 Letter Agreement between Quanex Corporation and Raymond A. Jean, dated February 14, 2001.

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


                                                   QUANEX CORPORATION


                                          /s/ Viren M. Parikh
                                         ---------------------------------------
Date:  March 7, 2002                     Viren M. Parikh
                                         Controller (Chief Accounting Officer)


                                         /s/ Terry M. Murphy
                                         ---------------------------------------
                                         Terry M. Murphy
Date:  March 7, 2002                     Vice President - Finance and Chief
                                         Financial Officer

                                INDEX TO EXHIBITS

      EXHIBIT
      NUMBER                            DESCRIPTION
      -------                           -----------
        10.1      Amendment and restatement of the Quanex Corporation Hourly
                  Bargaining Unit Employee Savings Plan, dated February 14,
                  2002.

        10.2      Amendment and restatement of the Quanex Corporation 401(k)
                  Savings Plan, dated February 27, 2002.

        10.3      Amendment and restatement of the Quanex Corporation 401(k)
                  Savings Plan for Hourly Employees, dated February 22, 2002.

        10.4 Amendment and restatement of the Piper Impact 401(k) Plan, dated February 14, 2002.

        10.5      Amendment and restatement of the Quanex Corporation Deferred
                  Compensation Plan, effective November 1, 2001.

        10.6      Letter Agreement between Quanex Corporation and Raymond A.
                  Jean, dated February 14, 2001.