Form 10-Q
period 2002-04-30
QUANEX CORP
filed 2002-06-10
CIK 276889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number 1-5725

QUANEX CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	38-1872178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 West Loop South, Suite 1500, Houston, Texas 77027
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (713) 961-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002
Common Stock, par value $0.50 per share	14,185,707

QUANEX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUANEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2002	October 31, 2001
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and equivalents	$3,898	$29,573
Accounts and notes receivable, net	113,290	109,706
Inventories	87,394	83,109
Deferred income taxes	10,906	10,907
Other current assets	3,730	3,583
Total current assets	219,218	236,878

Property, plant and equipment	761,777	736,952
Less accumulated depreciation and amortization	(401,758)	(379,317)
Property, plant and equipment, net	360,019	357,635

Goodwill, net	66,726	59,226
Intangible assets (amortizable)	756	—
Less accumulated amortization	(45)	—
Intangible assets (amortizable), net	711	—
Intangible assets (non-amortizable)	2,200	—
Other assets	44,317	43,892

	$693,191	$697,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$87,051	$76,831
Accrued expenses	49,735	50,659
Income taxes payable	2,686	1,087
Other current liabilities	4,035	5,593
Current maturities of long-term debt	434	420
Total current liabilities	143,941	134,590

Long-term debt	171,037	219,608
Deferred pension credits	6,434	7,962
Deferred postretirement welfare benefits	7,811	7,777
Deferred income taxes	31,761	29,282
Other liabilities	17,277	18,435
Total liabilities	378,261	417,654

Stockholders' equity:
Preferred stock, no par value	—	—
Common stock, $.50 par value	7,113	7,043
Additional paid-in capital	116,075	108,314
Retained earnings	197,954	186,274
Unearned compensation	(654)	(897)
Accumulated other comprehensive income	(4,635)	(7,212)
	315,853	293,522
Less: Common stock held by rabbi trust	(923)	(873)
Less: Cost of shares of common stock in treasury	—	(12,672)
Total stockholders’ equity	314,930	279,977

	$693,191	$697,631

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net sales	$249,500	$220,257	$453,743	$420,199
Cost and expenses:
Cost of sales	204,371	186,260	375,413	355,044
Selling, general and administrative expense	13,697	12,968	25,861	24,696
Depreciation and amortization	11,399	11,185	22,592	22,421
Operating income	20,033	9,844	29,877	18,038
Other income (expense):
Interest expense	(4,668)	(4,122)	(8,109)	(8,283)
Capitalized interest	803	432	1,533	746
Other, net	446	444	1,844	1,767
Income before income taxes and extraordinary gain	16,614	6,598	25,145	12,268
Income tax expense	(5,982)	(2,309)	(9,053)	(4,294)
Income before extraordinary gain	10,632	4,289	16,092	7,974
Extraordinary gain - early extinguishment of debt (net of taxes)	—	—	—	372
Net income	$10,632	$4,289	$16,092	$8,346

Earnings per common share:
Basic:
Income before extraordinary gain	$0.77	$0.32	$1.18	$0.59
Extraordinary gain	—	—	—	0.03
Total basic net earnings	$0.77	$0.32	$1.18	$0.62

Diluted:
Income before extraordinary gain	$0.70	$0.32	$1.10	$0.59
Extraordinary gain	—	—	—	0.03
Total diluted net earnings	$0.70	$0.32	$1.10	$0.62

Weighted average shares outstanding:
Basic	13,881	13,389	13,665	13,407
Diluted	16,107	13,481	15,848	13,523

Common stock dividends per share	$0.16	$0.16	$0.32	$0.32

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Six Months Ended April 30,

	2002	2001
	(Unaudited)
Operating activities:
Net income	$16,092	$8,346
Adjustments to reconcile net income to cash provided by operating activities:
Extraordinary gain on early extinguishment of debt (net of taxes of $201)	—	(372)
Depreciation and amortization	22,765	22,675
Deferred income taxes	2,480	(1,801)
Deferred pension and postretirement benefits	(1,494)	(1,077)

Changes in assets and liabilities net of effects from acquisitions and dispositions:
Increase in accounts and notes receivable	(1,715)	(2,811)
Decrease (increase) in inventory	(1,887)	5,037
Increase (decrease) in accounts payable	9,556	(4,629)
Decrease in accrued expenses	(1,922)	(5,835)
Other, net (including income tax refund)	1,175	(1,273)
Cash provided by operating activities	45,050	18,260

Investment activities:
Acquisition of Colonial Craft, net of cash acquired	(17,365)	—
Acquisition of Temroc Metals, Inc., net of cash acquired	—	(17,922)
Capital expenditures, net of retirements	(20,109)	(26,485)
Other, net	(646)	(1,094)
Cash used by investment activities	(38,120)	(45,501)
Cash provided (used) by operating and investment activities	6,930	(27,241)

Financing activities:
Bank (repayments) borrowings, net	(40,000)	32,000
Prepayment of note payable	(7,029)	—
Purchase of subordinated debentures	—	(3,942)
Purchase of Quanex common stock	—	(1,990)
Common dividends paid	(4,412)	(4,322)
Issuance of common stock, net	20,453	1,530
Other, net	(1,617)	(1,112)
Cash provided (used) by financing activities	(32,605)	22,164
Decrease in cash and equivalents	(25,675)	(5,077)
Cash and equivalents at beginning of period	29,573	22,409
Cash and equivalents at end of period	$3,898	$17,332

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,201	$7,642
Cash paid during the period for income taxes	$3,527	$6,472
Cash received during the period for income tax refunds	$(101)	$(210)

QUANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Significant Accounting Policies

The interim consolidated financial statements of Quanex Corporation and its subsidiaries (“Quanex” or the “Company”) are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations.  All such adjustments are of a normal recurring nature.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.  Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to 2002 classifications.

The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes.  Estimates and assumptions about future events and their effects cannot be perceived with certainty.  Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes.  Actual results could differ from estimates.

The Company believes the following are the most critical accounting policies used in the preparation of the Company’s consolidated financial statements as well as the significant judgments and uncertainties affecting the application of these policies.

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue when the products are shipped and the title and risk of ownership pass to the customer.  Selling prices are fixed based on purchase orders or contractual agreements.  Inherent in the Company’s revenue recognition policy is the determination of collectibility.  This requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts.  The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable.  This allowance is maintained at a level the Company considers appropriate based on historical and other factors that affect collectibility.  These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of portfolio credit quality, and projected economic and market conditions.  Different assumptions or changes in economic circumstances could result in changes to the allowance.

Inventory

The Company records inventory valued at the lower of cost or market value.  Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions.  Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.

Risk Management and Derivative Instruments

The Company’s current risk management strategies include the use of derivative instruments to reduce certain risks.  The critical strategies include: (1) the use of commodity futures and options to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effect of fluctuations in the costs of those commodities, and (2) the use of interest rate swaps to fix the rate of interest on a portion of floating rate debt.  These hedges have been designated as cash flow hedges.  The effective portion of gains and losses is recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity in accordance with SFAS No. 133.

The Company evaluates all derivative instruments each quarter to determine that they are highly effective.  Any ineffectiveness is recorded in the statement of income.  If the anticipated future transactions are no longer expected to occur, the unrealized gains and losses on the related hedge are reclassified to the consolidated statement of income.  (See Note 12 to the financial statements for further explanation.)

Long-Lived Assets

Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, and other assets, comprise a significant amount of the Company’s total assets.  The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives.  Additionally, carrying values of these assets are periodically reviewed for impairment and further reviewed whenever events or changes in circumstances indicate that carrying value may be impaired.  The carrying values are compared with the fair value of such assets calculated based on the anticipated future cash flows related to those assets.  If the carrying value of a long-lived asset exceeds its fair value, an impairment charge is recorded in the period in which such review is performed.  This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review.  Forecasts require assumptions about demand for the Company’s products and future market conditions.  Significant and unanticipated changes to assumptions could require a provision for impairment in a future period.

Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives of certain categories are as follows:

Years
Land improvements	10 to 25
Buildings	10 to 40
Machinery and equipment	3 to 20

Income Taxes

The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in the Company’s consolidated balance sheet, as well as operating loss and tax credit carry forwards.  The carrying value of the net deferred tax liability reflects the Company’s assumption that the Company will be able to generate sufficient future taxable income in certain jurisdictions to realize its deferred tax assets.  If the estimates and assumptions change in the future, the Company may be required to record a valuation allowance against a portion of its deferred tax assets.  This could result in additional income tax expense in a future period in the consolidated statement of income.

Retirement and Pension Plans

The Company sponsors a number of defined benefit pension plans and an unfunded postretirement plan that provides health care and life insurance benefits for eligible retirees and dependents.  The measurement of liabilities related to these plans is based on management’s assumptions related to future events, including expected return on plan assets, rate of compensation increases and health care cost trend rates.  The discount rate, which is determined using a model that matches corporate bond securities, is applied against the projected pension and postretirement disbursements.  Actual pension plan asset investment performance will either reduce or increase unamortized pension losses at the end of fiscal year 2002, which ultimately would affect future pension costs.

Principles of Consolidation

The consolidated financial statements include the accounts of Quanex Corporation and its subsidiaries, all of which are wholly owned.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

2.       Acquisition

On February 12, 2002, Quanex completed the purchase of certain assets and assumption of certain liabilities of Ekamar, Inc., formerly known as Colonial Craft, Inc., a Minnesota corporation, through its wholly owned subsidiary, Quanex Windows, Inc., for approximately $17 million in cash, $1.5 million of which has been set aside in an escrow fund for environmental and certain other issues that may arise.  The newly acquired business will operate as a wholly owned subsidiary of the Company and has been renamed Colonial Craft, Inc. (“Colonial”).  Colonial’s financial results since February 12, 2002 have been included in the consolidated financials of Quanex.

Colonial is a leading manufacturer of value-added wood products based in Roseville, Minnesota.  Colonial manufactures custom wood window accessories with two primary product lines: wood window grilles and hardwood architectural moldings.  Colonial has become part of the Company’s engineered products business within the building products business segment.  Colonial provides direct synergy with one of the Company’s two core businesses, sharing a similar customer base with the engineered products businesses.  Quanex believes that Colonial exemplifies success attributes that it looks for in an acquisition, which include customer focus, superior manufacturing processes, and engineered-type products.

Within the terms of the purchase agreement, both selling and purchasing parties acknowledge that environmental reports showed evidence of minimal soil contamination at the Luck, Wisconsin facility, one of three Colonial facilities.  The purchase agreement provides that the Company will complete the actions, if any, required by the Wisconsin Department of Natural Resources (“WDNR”) to obtain a closure letter from the WDNR with respect to the contaminated area.  The Company is entitled to be reimbursed from the escrow fund for most, if not all, of any loss incurred in implementing and completing such actions.

Below is a condensed balance sheet of the acquired entity disclosing the amounts preliminarily assigned to each major asset and liability at the acquisition date (dollars in thousands):

Condensed Balance Sheet	February 12, 2002
Current assets	$3,806
Property plant and equipment	4,775
Goodwill	7,500
Tradename	2,200
Patents	443
Other intangibles	313
Other non-current assets	29
Total assets	$19,066

Current liabilities	$1,265
Non-current liabilities	30
Total liabilities	1,295
Investment	17,771
Total liabilities and equity	$19,066

The patents which were valued at $443 thousand will be amortized over a weighted average period of approximately 11 years.  The tradename and goodwill are not subject to amortization, but will be evaluated periodically in accordance with SFAS 142.

Goodwill for Colonial is deductible for tax purposes.  The tax basis goodwill for Colonial is approximately $12 million.

3.       Goodwill — Adoption of SFAS 142

As of November 1, 2001, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”.  Under SFAS 142, goodwill is no longer amortized, but is reviewed for impairment annually or more frequently if certain indicators arise.  In accordance with SFAS 142, the Company completed the transitional impairment test of goodwill during the second quarter ended April 30, 2002, which indicated that goodwill was not impaired.

The changes in the carrying amount of goodwill for the six months ended April 30, 2002 are as follows:

	Vehicular Segment	Building Products Segment	Total

Balance as of October 31, 2001	$13,496	$45,730	$59,226
Goodwill acquired during year	—	7,500	7,500
Balance as of April 30, 2002	$13,496	$53,230	$66,726

Below is a presentation of the prior period’s results excluding goodwill amortization:

	For the three months ended April 30,		For the six months ended April 30,
	2002	2001	2002	2001

Reported Income before extraord. gain	$10,632	$4,289	$16,092	$7,974
Add back: Goodwill amortization (net of taxes)	—	381	—	732
Adjusted Income before extraord. gain	$10,632	$4,670	$16,092	$8,706
Extraordinary gain	—	—	—	372
Adjusted Net income	$10,632	$4,670	$16,092	$9,078

Basic earnings per share:
Reported Income before extraord. gain	$0.77	$0.32	$1.18	$0.59
Goodwill amortization (net of taxes)	—	0.03	—	0.06
Adjusted Income before extraord. gain	$0.77	$0.35	$1.18	$0.65
Extraordinary gain	—	—	—	0.03
Adjusted Net income	$0.77	$0.35	$1.18	$0.68

Diluted earnings per share:
Reported Income before extraord. gain	$0.70	$0.32	$1.10	$0.59
Goodwill amortization (net of taxes)	—	0.03	—	0.05
Adjusted Income before extraord. gain	$0.70	$0.35	$1.10	$0.64
Extraordinary gain	—	—	—	0.03
Adjusted Net income	$0.70	$0.35	$1.10	$0.67

4.       Inventories

Inventories consist of the following:

	April 30, 2002	October 31, 2001
	(In thousands)
Raw materials	$21,054	$20,097
Finished goods and work in process	58,771	55,757
	79,825	75,854
Other	7,569	7,255
	$87,394	$83,109

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

LIFO	$60,288	$56,691
FIFO	27,106	26,418
	$87,394	$83,109

With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $5.4 million as of April 30, 2002 and October 31, 2001.

5.       Acquired Intangible Assets

Intangible assets consist of the following (dollars in thousands):

	As of April 30, 2002
	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Non-compete Agreements	$313	$16
Patents	443	29
Total	$756	$45

Unamortized intangible assets:
Tradename	$2,200

The aggregate amortization expense for the three and six month period ended April 30, 2002 is $45 thousand.  Estimated amortization expense for the next five years follows (dollars in thousands):

Fiscal years ending October 31,	Estimated Amortization
2002	$86
2003	$115
2004	$115
2005	$94
2006	$86

6.       Earnings Per Share

The computational components of basic and diluted earnings per share are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended April 30, 2002			For the Three Months Ended April 30, 2001
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS
Income before extra. Gain	$10,632	13,881	$0.77	$4,289	13,389	$0.32
Extra. Gain — early debt ext.	—		—	—		—
Total basic net earnings	$10,632		$0.77	$4,289		$0.32

Effect of Dilutive Securities
Effect of common stock equiv. arising from stock options	—	321		—	8
Effect of common stock held by rabbi trust	—	41		—	84
Effect of conversion of subordinated debentures (1)	680	1,864		—	—

Diluted EPS
Income before extra. gain	$11,312	16,107	$0.70	$4,289	13,481	$0.32
Extra. Gain — early debt ext.	—		—	—		—
Total basic net earnings	$11,312		$0.70	$4,289		$0.32

	For the Six Months Ended April 30, 2002			For the Six Months Ended April 30, 2001
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS
Income before extra. Gain	$16,092	13,665	$1.18	$7,974	13,407	$0.59
Extra. Gain — early debt ext.	—		—	372		0.03
Total basic net earnings	$16,092		$1.18	$8,346		$0.62

Effect of Dilutive Securities
Effect of common stock equiv. arising from stock options	—	281		—	10
Effect of common stock held by rabbi trust	—	38		—	106
Effect of conversion of subordinated debentures (1)	1,360	1,864		—	—

Diluted EPS
Income before extra. gain	$17,452	15,848	$1.10	$7,974	13,523	$0.59
Extra. Gain — early debt ext.	—		—	372		0.03
Total basic net earnings	$17,452		$1.10	$8,346		$0.62

(1) Conversion of the Company’s 6.88% convertible subordinated debentures into common stock is anti-dilutive for the period ended April 30, 2001 and therefore is not included in the calculation of diluted earnings per share.

7.       Comprehensive Income ($ in thousands)

Total comprehensive income for the three and six months ended April 30, 2002 is $12,532 and $18,669, respectively.  Total comprehensive income for the three and six months ended April 30, 2001 is $3,897 and $5,454, respectively.  Included in comprehensive income is net income and the effective portion of the gains and losses on derivative instruments designated as cash flow hedges.

8.       Long-term Debt

Long-term debt consists of the following:

(In thousands)	April 30, 2002	October 31, 2001

Bank Agreement Revolver	$100,000	$140,000
Convertible subordinated debentures	58,652	58,727
Temroc Industrial Development Revenue Bonds	2,517	2,608
Industrial Revenue and Economic Development Bonds	3,275	3,275
State of Alabama Industrial Development Bonds	4,150	4,500
Scott County, Iowa Indus. Waste Recycling Revenue Bonds	2,600	2,600
Other	277	8,318
	$171,471	$220,028
Less maturities due within one year included in current liabilities	434	420
	$171,037	$219,608

On May 9, 2002, the Company announced that it will redeem the remaining $58.7 million principal amount of its 6.88% Convertible subordinated debentures.  The Company set a redemption date of June 12, 2002 for all debentures outstanding.  Notice of the redemption was mailed on May 10, 2002 to the current holders.  The redemption price is 100.688% of the principal amount plus accrued interest to the redemption date.  Holders of the debentures had the right, as an alternative to redemption, to convert the debentures into shares of common stock of Quanex Corporation at a conversion price of $31.50 per share of common stock.  The right to convert the debentures expired at the close of business on June 5, 2002.  As of June 5, 2002, $57.4 million of the subordinated debentures were converted to 1.8 million shares of Company stock and $1.3 million of the subordinated debentures remained to be redeemed on June 12, 2002.

During the period ended April 30, 2002, the Company made an early payment in the amount of $7.0 million on a contingent note classified in “Other” above.

9.       Industry Segment Information ($ in thousands)

During the latter portion of the fiscal year ended October 31, 2001, the Company completed a strategic review of its business, which resulted in a shift of strategy away from primarily a “process” oriented enterprise to a more “market focused” enterprise.  The chief executive officer, who is the chief operating decision maker of Quanex, believes the focus on customers will provide a more effective corporate strategy to help drive growth and unlock shareholder value.  The review underscored a high concentration of sales in two market segments — vehicular products and building products.  The Company has made organizational and reporting changes aligned to this new strategy beginning in fiscal 2002.  Since then, the chief executive officer evaluates performance and allocates the Company’s resources under this new segment structure.

Beginning in fiscal 2002, Quanex is reporting under these two market focused segments.  The vehicular products segment is comprised of the former “engineered steel bar” segment (MACSTEEL), Piper Impact (US operations only) and Temroc.  The new building products segment is comprised of the former aluminum mill sheet products segment (Nichols Aluminum) as well as the divisions comprising the former engineered products segment, excluding Temroc.  Also included in the building products segment is Colonial’s results, which was acquired February 12, 2002.

Below is a presentation of segment disclosure information under the new corporate organizational structure:

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
Net Sales
Vehicular Products(1)	$117,640	$105,124	$220,073	$204,200
Building Products(3)	131,860	115,133	233,670	215,999
Consolidated	$249,500	$220,257	$453,743	$420,199
Operating Income (Loss):
Vehicular Products	$16,356	$10,002	$27,098	$18,375
Building Products(3)	7,643	3,802	10,017	6,121
Corporate & Other (2)	(3,966)	(3,960)	(7,238)	(6,458)
Consolidated	$20,033	$9,844	$29,877	$18,038

	For the period ended
	April 30, 2002	October 31, 2001
Identifiable Assets:
Vehicular Products	$366,107	$362,442
Building Products(3)	287,426	269,387
Corporate & Other(2)	39,658	65,802
Consolidated	$693,191	$697,631
Goodwill (Net):
Vehicular Products	$13,496	$13,496
Building Products(3)	53,230	45,730
Consolidated	$66,726	$59,226

(1)               Fiscal 2001 results include Temroc operations acquired November 30, 2000.

(2)               Included in “Corporate and Other” are inter-segment eliminations and corporate expenses and assets.

(3)               Fiscal 2002 includes Colonial operations acquired February, 2002.

10.     Treasury Stock and Stock Option Exercises

In December 1999, Quanex announced that its board of directors approved a program to repurchase up to 2 million shares of the Company’s common stock in the open market or in privately negotiated transactions.  During the six months ended April 30, 2002, the Company did not repurchase any common stock.  During the six months ended April 30, 2001, the Company repurchased 107,800 shares at a cost of approximately $2.0 million.  These shares were not canceled, but instead were treated as treasury stock of the Company.

During the six months ended April 30, 2002, the Company issued 753,856 shares for stock option exercises.  The balance of the shares held in treasury stock were used for the exercise of some of these options and therefore as of April 30, 2002, there were no treasury shares.

The Company has various restricted stock and stock option plans for key employees and directors as described in its Annual Report on Form 10K for the fiscal year ended October 31, 2001.  Below is a table summarizing the stock option activity in all plans since October 31, 2001.

	Shares Exercisable	Shares Under Option	Average Price Per Share
Balance at October 31, 2001	1,470,795	2,095,304	$23

Granted		—	—
Exercised		(753,856)	22
Cancelled / Lapsed		(134)	18
Balance at April 30, 2002	754,938	1,341,314	$23

11.     Extraordinary Item

During the period ended April 30, 2001, the Company accepted unsolicited block offers to buy back $4.6 million principal amount of the 6.88% Convertible Subordinated Debentures for $3.9 million in cash. An after-tax extraordinary gain of $372 thousand was recorded on this transaction.

12.     Financial Instruments and Risk Management

Metal Exchange Forward Contracts

The Company’s Nichols Aluminum business uses various grades of aluminum scrap as well as prime aluminum ingot as a raw material for its manufacturing process.  The price of this aluminum raw material is subject to fluctuations due to many factors in the aluminum market.  In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers.  In an effort to reduce the risk of fluctuating raw material prices, the Company enters into firm price raw material purchase commitments (which are designated as “normal purchases” under SFAS No. 133) as well as forward contracts on the London Metal Exchange (“LME”).

As of April 30, 2002, the Company had no open LME forward contracts and therefore no asset or liability associated with metal exchange derivatives.  During the quarter ended April 30, 2002, Nichols Aluminum used more firm price raw material purchase commitments instead of LME forward contracts to lock in raw material prices.

The effective portion of the gains and losses related to forward LME contracts which were designated as hedges are reported in other comprehensive income. These gains and losses are reclassified into earnings in the periods in which the related inventory is sold (not when the contracts are closed).  As of April 30, 2002, losses of approximately $1.2 million ($723 thousand net of taxes) are expected to be reclassified from other comprehensive income into earnings over the next twelve months. Gains and losses on these contracts, including amounts related to hedge ineffectiveness, are reflected in “Cost of sales” in the income statement. For the three months ended April 30, 2002, no gain or loss was recognized in “Cost of sales” representing the hedges’ ineffectiveness.  For the six month period ended April 30, 2002, a net loss of $136 thousand was recognized in “Cost of sales” representing the amount of the hedges’ ineffectiveness. (No components of these gains and losses were excluded from the assessment of hedge effectiveness.  Additionally, no hedge contracts were discontinued due to the determination that the original forecasted transaction would not occur. Therefore, there was no income statement impact related to that action.)

Interest Rate Swap Agreements

In fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement Revolver to fixed rate.  The Company’s risk management policy related to these swap agreements is to hedge the exposure to interest rate movements on a portion of its long-term debt.  Under the swap agreements, payments are made based on a fixed rate ($50 million at 7.025% and $50 million at 6.755%) and received on a LIBOR based variable rate (1.93 % at April 30, 2002).  Differentials to be paid or received under the agreements are recognized as interest expense.  The agreements mature in 2003. The Company has designated the interest rate swap agreements as cash flow hedges of future interest payments on its variable rate long-term debt.

The fair value of the swaps as of April 30, 2002 was a loss of $5.0 million, which is recorded as part of other current and non-current liabilities.  Gains and losses related to the swap agreements will be reclassified into earnings in the periods in which the related hedged interest payments are made.  As of April 30, 2002, losses of approximately $2.6 million ($1.6 million net of taxes) are expected to be reclassified into earnings over the next twelve months.  Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, are reflected in “Interest expense” in the income statement.  A net gain of $7 thousand and a net loss of $12 thousand was recorded in interest expense in the three and six month periods, respectively, ended April 30, 2002 representing the amount of the hedge’s ineffectiveness.  (No components of the swap instruments’ losses were excluded from the assessment of hedge effectiveness.)

Based on future cash flow projections that were prepared during the period ended April 30, 2002, it was determined that it is probable that the Company will pay down it’s variable rate debt under the Bank Agreement Revolver to approximately $65 million by the end of this fiscal year.  Based on these projections, a portion of the future projected cash flow being hedged (interest payments) will not occur.  Therefore, during the period ended April 30, 2002, the Company discontinued hedge accounting under SFAS 133 for $35 million of the interest swap agreement and reclassified the related portion of other comprehensive income ($1.3 million) to interest expense.  The Company however has not terminated or closed any of the $100 million swap agreement and therefore the entire swap agreement’s fair market value is reflected on the balance sheet as indicated in the previous paragraph.

13.     Contingencies

During the second quarter of fiscal 2001, some of Nichols Aluminum Casting’s aluminum reroll product was damaged in a fire at a third-party offsite warehouse storage facility.  The loss was covered under the Company’s property insurance policy.  As of October 31, 2001, only the Company’s cost in the material had been recovered.  The Company also filed a claim under the business interruption provisions of the policy to recover additional costs, as well as lost profit sustained due to the fire.  In the first six months ended April 30, 2002, the Company received $858 thousand against the business interruption claim, which was recorded as a reduction of cost of sales.  The Company is still in negotiation with the insurance carrier as to the final settlement amount of this claim.  No additional income statement impact has been recorded at this time.

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

The discussion and analysis of Quanex Corporation and its subsidiaries’ (the “Company” 's) financial condition and results of operations should be read in conjunction with the April 30, 2002 and October 31, 2001 Consolidated Financial Statements of the Company and the accompanying notes.

Private Securities Litigation Reform Act

Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” are “forward-looking” statements as defined under the Private Securities Litigation Reform Act of 1995.  Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature.  All statements which address future operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to volume, sales, operating income and earnings per share, and statements expressing general optimism about future operating results, are forward-looking statements.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections.  As and when made, management believes that these forward-looking statements are reasonable.  However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors exist that could cause the Company’s actual results to differ materially from the expected results described in or underlying our Company’s forward-looking statements.  Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, energy costs, interest rates, construction delays, market conditions for the Company’s customers, any material changes in purchases by the Company’s principal customers, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company’s successful implementation of its internal operating plans, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings.  Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved.  All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

Results of Operations

Summary Information as % of Sales:  (Dollars in millions)

	Three Months Ended April 30,				Six Months Ended April 30,
	2002		2001		2002		2001
	Dollar Amount	% of Sales	Dollar Amount	% of Sales	Dollar Amount	% of Sales	Dollar Amount	% of Sales

Net Sales	$249.5	100%	$220.3	100%	$453.7	100%	$420.2	100%
Cost of Sales	204.4	82	186.3	85	375.4	83	355.1	85
Sell., gen. and admin.	13.7	5	13.0	6	25.9	5	24.7	6
Deprec. and amort.	11.4	5	11.2	5	22.5	5	22.4	5
Operating Income	20.0	8%	9.8	4%	29.9	7%	18.0	4%
Interest Expense	(4.7)	(2)	(4.0)	(2)	(8.1)	(1)	(8.2)	(2)
Capitalized Interest	.8	—	.4	—	1.5	—	.7	—
Other, net	.4	—	.4	—	1.8	—	1.8	1
Income tax expense	(5.9)	(2)	(2.3)	—	(9.0)	(2)	(4.3)	(1)
Income before extraord. gain	$10.6	4%	$4.3	2%	$16.1	4%	$8.0	2%

Overview

Quanex had an excellent second quarter reporting record quarterly earnings.  These record results were driven, in part, by ongoing customer restocking efforts within its two primary markets:  vehicular products and building products.  Customer orders significantly improved late in the first quarter and that strong activity continued throughout the second quarter.  Results also benefited from a combination of other factors, including new customer programs, improved market share, more value-added products and “lean” manufacturing initiatives, which improve operating efficiency.

Business Segments

During the latter portion of the fiscal year ending October 31, 2001, the Company completed a strategic review of its business, which resulted in a shift of strategy away from primarily a “process” oriented enterprise to a more “market focused” enterprise.  The chief executive officer, who is the chief operating decision maker of Quanex, believes the focus on customers will provide a more effective corporate strategy to drive growth and unlock shareholder value.  The review underscored a high concentration of sales in two market segments — vehicular products and building products.  The Company has made organizational and reporting changes aligned to this new strategy.  The chief executive officer evaluates performance and allocates the Company’s resources under this new segment structure.

The new vehicular products segment is comprised of the former “engineered steel bar” segment (MACSTEEL), Piper Impact (US operations only) and Temroc.  That segment’s main driver is North American light vehicle builds.  For fiscal year 2002, the Company expects MACSTEEL’s sales and operating income to represent about 75% and 85% of the segment’s results, respectively.

The new building products segment is comprised of the former aluminum mill sheet products segment (Nichols Aluminum) as well as the divisions comprising the former engineered products segment, AMSCO, HOMESHIELD and IMPERIAL PRODUCTS, but excluding Temroc.  The main drivers of the segment are residential housing starts and remodeling expenditures.  For fiscal year 2002, the Company expects Engineered Products sales and operating income to represent about 30% and 65% of the segment’s results, respectively.

The following table sets forth selected operating data for the Company’s two business segments:

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
	(In thousands)
Vehicular Products: (1)
Net sales	$117,640	$105,124	$220,073	$204,200
Operating income	16,356	10,002	27,098	18,375
Deprec. And amort. (3)	7,145	6,503	14,251	12,982
Identifiable assets	$366,107	$349,596	$366,107	$349,596

Building Products: (2)
Net sales	$131,860	$115,133	$233,670	$215,999
Operating income	7,643	3,802	10,017	6,121
Deprec. And amort. (3)	4,125	4,541	8,083	9,158
Identifiable assets	$287,426	$289,535	$287,426	$289,535

(1)     Fiscal 2001 results include Temroc operations acquired November 30, 2000.

(2)     Fiscal 2002 results include Colonial operations acquired February 12, 2002.

(3)               Fiscal 2001 results include goodwill amortization.  Fiscal 2002 does not include goodwill amortization, pursuant to the adoption of SFAS 142.  (See Note 3 to the financial statements.)

Acquisition

On February 12, 2002, Quanex completed the purchase of certain assets and assumption of certain liabilities of Ekamar, Inc., formerly known as Colonial Craft, Inc., a Minnesota corporation, through its wholly owned subsidiary, Quanex Windows, Inc., for approximately $17 million in cash, $1.5 million of which has been set aside in an escrow fund for environmental and certain other issues that may arise.  The newly acquired business will operate as a wholly owned subsidiary of the Company and has been renamed Colonial Craft, Inc. (“Colonial”).  Colonial is a leading manufacturer of value-added wood products based in Roseville, Minnesota.  Colonial manufactures custom wood window accessories with two primary product lines: wood window grilles and hardwood architectural moldings.  Colonial has become part of the Company’s engineered products businesses that are reported within the building products business segment.  Colonial provides direct synergy with one of the Company’s two core businesses, sharing a similar customer base with the engineered products business.

Quanex believes that Colonial exemplifies the success attributes that the Company looks for in an acquisition, which include customer focus, superior manufacturing processes, and engineered-type products.  The Company will continue to pursue acquisitions of this type, which add to or protect its core businesses.

Vehicular Products

Within the vehicular products business, MACSTEEL, had a good second quarter.  On-going customer restocking efforts bolstered demand at MACSTEEL during the second quarter, with volumes up 22% compared to last year.  MACSTEEL’s traditional automotive customers came into the second quarter with seasonally low inventories, and these same customers continued to restock during the quarter in anticipation of another good year for light vehicle sales.  North American light vehicle builds for 2002 are now expected to exceed the 15.5 million units produced in 2001.  A spike in the Class 8 heavy truck builds also contributed to higher demand for the division.  Because of increased customer demand through the second quarter, MACSTEEL operated both plants at 6 days per week.

MACSTEEL’s earnings also started to benefit from the additional value-added services at the Jackson facility, which included more heat treated products, higher MACPLUS turned bar production and bar cutting services.

MACSTEEL is currently involved in 7 major new programs for its larger OEM customers, with 3 of those programs calling for value-added services.  A relatively new program underway involves supplying one of the “Big Three” automakers with 100% of its steel camshaft blank needs.  The on-going results of these very positive developments at MACSTEEL will be partially offset by rising steel scrap prices.  Over half of MACSTEEL’s business is based on one year fixed sales contracts, so their ability to recover rising scrap prices is somewhat limited on a near term basis.

Piper Impact had another profitable quarter on slightly lower net sales, with operating income up 10% over a year ago.  Sales of aluminum air bag components declined from year ago levels, which was expected, while new programs helped offset that decline.  Piper continues to show solid productivity improvements.

Building Products

Engineered Products achieved record second quarter sales and operating income.  The combination of an abbreviated winter, new products, low customer inventories, the acquisition of Colonial and solid productivity improvements at the Homeshield operation all contributed to the group’s excellent performance.  It is important to highlight that the group would have achieved these operating records even without including the results of Colonial, with “same store” sales up about 6%.  New programs continue to be a key driver in the success of Engineered Products.  This year the group has over a dozen major new programs underway with its customers.  The integration of Colonial is progressing well, and the business will be implementing a major new project with one of its leading window customers during the second half of the year.

Nichols Aluminum experienced increased volumes for the second quarter compared with last year as the strength in orders, which it experienced late in the first quarter, held up well through the second quarter.  These higher volumes resulted in operating income for the division to be up more than double last year’s level.  However, scrap availability and pricing were an issue for Nichols during the quarter, with April being particularly difficult.  With scrap pricing rising quicker than the group’s ability to raise prices in the short term, spreads for the quarter deteriorated from both first quarter and year ago levels.  The two rotary barrel furnaces at the casting plant helped mitigate some of this spread compression as they allowed for the use of a broader range of low grade scraps.  With industry wide price increases firming and scrap availability beginning to loosen up, Nichols expects to be able to increase spreads modestly throughout the remainder of the fiscal year.

Fiscal Quarter and Six Months ended April 30, 2002 vs. 2001

Net Sales - Consolidated net sales for the three and six months ended April 30, 2002 were $249.5 million and $453.7 million, respectively, representing an increase of $29.2 million, or 13%, and $33.5 million, or 8%, when compared to consolidated net sales for the same periods in 2001.  Both the vehicular and building products segments experienced increased net sales.

Net sales from the Company’s vehicular products business for the three and six month periods ended April 30, 2002, were $117.6 million and $220.1 million, respectively, representing an increase of $12.5 million, or 12%, and $15.9 million, or 8% when compared to the same periods last year.  MACSTEEL’s increased net sales were due to higher volume, partially offset by lower sales prices.  Over half of MACSTEEL’s business is based on one year fixed contracts, so their ability to change pricing is limited on a near term basis.  Piper experienced lower net sales as aluminum airbag component sales declined from its prior year levels.  This decline, however, was partially offset by increased sales of new products.

Net sales from the Company’s building products business for the three and six month period ended April 30, 2002, was $131.9 million and $233.7 million, respectively, representing an increase of $16.7 million, or 15% and $17.7 million, or 8%, when compared to the same periods last year.  Engineered Products experienced an all-time second quarter record for net sales due largely to mild winter weather, attractive interest rates and stable consumer confidence which helped housing starts remain robust.  Also contributing to Engineered Product’s record quarter were 1) improved productivity at the HOMESHIELD facility, and 2) new product sales.  Engineered Products results include the results of Colonial which was acquired in February, however record sales levels were achieved even without the results of Colonial.  Nichols Aluminum’s net sales also increased from the same prior year period due to increased volume, despite lower selling prices.

Operating income - Consolidated operating income for the three and six months ended April 30, 2002 was $20.0 million and $29.9 million, respectively, representing an increase of $10.2 million, or 104%, and $11.8 million, or 66%, when compared to the same periods last year. Both the vehicular and building products segments experienced increased operating income.

Operating income from the Company’s vehicular products segment for the three and six months ended April 30, 2002, was $16.4 million and $27.1 million, respectively, representing an increase of $6.4 million, or 64%, and $8.7 million, or 47% when compared to the same periods last year. This increase was due largely to higher net sales and operating income at MACSTEEL compared to the prior year’s results.  MACSTEEL experienced lower spreads as the lower selling prices were only partially offset by lower scrap prices.  However, productivity gains and lower conversion costs more than offset the impact of lower spreads.  Depreciation expense for the vehicular products segment was higher with the completion of MACSTEEL capital projects.

Operating income from the Company’s building products segment for the three and six months ended April 30, 2002, was $7.6 million and $10.0 million, respectively, representing an increase of $3.8 million, or 101%, and $3.9 million, or 64%, when compared to the same periods last year.  This increase was a result of record net sales and operating income at the engineered products business, as well as improved results at the segment’s Nichols Aluminum business.  Engineered Products benefited from the acquisition of Colonial in February 2002, however it achieved record operating income levels without Colonial’s contributions due to strong housing starts and remodeling levels as well as new product development and cost reduction efforts.  Nichols Aluminum’s increased volume and cost reduction initiatives resulted in their operating results doubling last year’s levels.  However, scrap availability and pricing were an issue as scrap prices rose more quickly than their ability to raise selling prices, resulting in deteriorating spreads.

Also contributing to the improvement in the building products segment is the elimination of goodwill amortization in accordance with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective the beginning of the current fiscal year.  The building products segment had goodwill amortization of approximately $450 thousand and $900 thousand for the three and six month periods, respectively, in the prior year ending April 30, 2001.

In addition to the two operating segments mentioned above, corporate level operating expenses for the three months ended April 30, 2002, remained flat at $4.0 million.  For the six months ended April 30, 2002, operating expenses were $7.2 million compared to $6.5 million for the same period last year.  Corporate expenses as of April 30, 2001 contained a gain of approximately $1 million for intercompany derivative transactions.  Included in corporate and other are the corporate office expenses and inter-segment eliminations. (See Note 4 to the financial statements regarding LIFO valuation method of inventory accounting.)

Selling, general and administrative expense was $13.7 million and $25.9 million, for the three and six months ended April 30, 2002 representing an increase of $729 thousand, or 6%, and $1.2 million, or 5%, when compared to the same periods last year.  This increase results from the acquisition of Colonial as well as increased sales levels of the Company.

Depreciation and amortization - Depreciation expense increased only slightly for the three and six month periods ended April 30, 2002 as compared to the same prior year periods.  The vehicular products segment had increased depreciation expense due largely to recently completed capital projects at MACSTEEL.  This increase was nearly offset by lower depreciation and amortization in the building products segment, due largely to the discontinuance of goodwill amortization.  Effective November 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is no longer amortized.

Goodwill amortization, on a consolidated basis, for the three and six month periods ended April 30, 2001, was $596 thousand and $1.1 million, respectively.  (See Note 3 to the financial statements for further information.)

Interest expense for the three and six months ended April 30, 2002 was $4.7 million and $8.1 million, respectively, compared to $4.1 million and $8.3 million, respectively, from the same periods last year.  The Company’s outstanding debt balance has decreased year over year and the interest rate on the variable portion of the debt has also decreased, resulting in lower interest expense.  However, during the period ended April 30, 2002, the Company discontinued hedge accounting under SFAS 133 for $35 million of the interest swap agreement and reclassified the related portion of other comprehensive income ($1.3 million pretax loss) to interest expense. Hedge accounting was discontinued based on the fact that future cash flow projections that were prepared during the period ended April 30, 2002, indicated that it is probable that the Company will pay down it’s variable rate debt Bank Agreement Revolver to approximately $65 million by the end of this fiscal year.  Based on these projections, a portion of the future projected cash flows being hedged (the interest payments) will not occur and therefore do not qualify for hedge accounting under SFAS 133.  (See Note 12 to the financial statements for further explanation.)

Capitalized interest increased by $371 thousand and $787 thousand for the three and six months ended April 30, 2002, as compared to the same periods of 2001, due to the capital expansion programs underway at MACSTEEL.

Net income was $10.6 million and $16.1 million, respectively for the three and six month periods ended April 30, 2002, compared to $4.3 million and $8.3 million for the same periods of 2001. In addition to the items mentioned above, the six month period ended April 30, 2001 included an extraordinary gain of $372 thousand on the purchase of subordinated debentures.

Outlook

The vehicular products and building products segments each delivered improved results compared to last quarter and a year ago, and significantly outperformed their served markets.  Higher volumes, strong operating leverage and cost reduction initiatives all contributed to Quanex’s improved financial performance for the quarter.  Demand in the Company’s two primary markets, light vehicles and housing, remain at healthy levels.  Industry estimates for 2002 North American light vehicle builds has increased from 15.2 million units to 15.8 million units and housing starts are now expected to remain in the 1.6 million range for the year.

For the remainder of the year, we expect North American light vehicle builds to be higher than last year.  One concern for MACSTEEL during the second half of the year, however, will come from higher raw material costs, which began to rise mid-way through the second quarter.  MACSTEEL expects scrap costs to continue to rise over the next several months as the economy improves and the demand for scrap increases.  This will cause a modest compression of spread over the near term.  This should be a temporary issue at MACSTEEL as they selectively try to improve pricing through early calendar year 2003.  More value-added products, less outsourcing and higher margin business from vehicular customers should further mitigate spread compression this year.

For the building products segment, the Company expects stronger results in the second half of the fiscal year.  Engineered Products has a solid book of business and many new programs.  Additionally, the customers are gaining market share, which in turn fuels its growth.  Nichols Aluminum has a strong backlog and will continue to improve selling prices wherever possible.  They expect a modest recovery going forward.

For the first half of last year, fiscal 2001, operating results were well below historical levels with customers reducing inventories as the economy slowed.  This compares to rapid restocking activities the Company experienced during the first half of fiscal 2002.  The second half of last year’s operating results were more typical as customer demand improved.  For the second half of this fiscal year, the Company expects to operate at strong demand levels and anticipates third quarter diluted earnings per share to be about 30% higher than year ago results of $0.67.  For fiscal 2002, the Company expects diluted earnings per share (before extraordinary items) to be up some 40% over fiscal 2001 diluted earnings per share (before extraordinary items) of $2.05.  This earnings growth is primarily driven by new customer programs, increased market share, operating leverage and lean initiatives.

Quanex has two core businesses, MACSTEEL and Engineered Products, that earn economic returns in excess of capital costs.  These core businesses have sound prospects and initiatives for achieving profitable growth going forward.  The Company also has businesses that do not currently earn returns in excess of their capital costs.  The Company is exploring alternatives to address this issue.

Liquidity and Capital Resources

The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $250 million unsecured Revolving Credit and Term Loan Agreement (“Bank Agreement”). At April 30, 2002, the Company had $100 million borrowed under the Bank Agreement.  This represents a $40 million decrease from October 31, 2001 borrowing levels.  Additionally, during the period ended April 30, 2002, the Company made an early payment in the amount of $7.0 million on a contingent note payable.  Quanex was able to reduce the debt level as a result of cash provided from operations as well as cash received from the exercise of stock options.  (See Note 10 to the financial statements.)

Moody’s Investor Services announced on May 10, 2002, that it upgraded its ratings for Quanex.  The following ratings were upgraded:  $250 million unsecured revolving credit facility to Ba1 from Ba2, the $58.7 million of 6.88% convertible subordinated debentures due 2007 to Ba3 from B1, its senior implied rating to Ba1 from Ba2, and senior unsecured issuer rating to Ba1 from Ba2.  In support of the upgrade, Moody’s cited the Company’s strong performance in a difficult industry and its prospects for further improved financial performance.

On May 9, 2002, the Company announced that it will redeem the remaining $58.7 million principal amount of its 6.88% Convertible subordinated debentures.  The Company set a redemption date of June 12, 2002 for all debentures outstanding.  Notice of the redemption was mailed on May 10, 2002 to the current holders.  The redemption price is 100.688% of the principal amount plus accrued interest to the redemption date.  Holders of the debentures had the right, as an alternative to redemption, to convert the debentures into shares of common stock of Quanex Corporation at a conversion price of $31.50 per share of common stock.  The right to convert the debentures expired at the close of business on June 5, 2002.  As of June 5, 2002, $57.4 million of the subordinated debentures were converted to 1.8 million shares of Company stock and $1.3 million of the subordinated debentures remained to be redeemed on June 12, 2002.

Other than the item mentioned above, there have been no significant changes to the terms of the Company’s debt structure during the three and six month periods ended April 30, 2002.  The Company has started negotiations with a group of banks to replace the existing Bank Agreement with a new one during the fiscal year ending October 31, 2002.  (See Note 8 to the financial statements for detail regarding the outstanding borrowings under the Company’s various facilities.)

At April 30, 2002, the Company had commitments of approximately $12 million for the purchase or construction of capital assets.  The Company plans to fund these capital expenditures through cash flow from operations.

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

Operating Activities

Cash provided by operating activities during the six months ended April 30, 2002 was $45.1 million compared to $18.3 million for the same six month period of 2001.  Net income, adding back depreciation and amortization in fiscal 2002 provided $38.9 million compared to $31.0 million of cash for the same six month period of 2001.  Additionally, the period ended April 30, 2002 had a reduction in working capital requirements as compared to an increase in the same prior year period.

Investment Activities

Net cash used by investment activities during the six months ended April 30, 2002 was $38.1 million compared to $45.5 million for the same period of 2001.  Fiscal 2002 cash used by investment activities included cash paid for the acquisition of Colonial totaling approximately $17 million.  Fiscal 2001 cash used by investment activities included cash paid for the acquisition of Temroc totaling $17.9 million, net of cash acquired.  Capital expenditures and other investment activities decreased $6.8 million in the six month period ended April 30, 2002 as compared to the same period of 2001. The Company estimates that fiscal 2002 capital expenditures will be between $35 and $40 million.

Financing Activities

Net cash used by financing activities for the six months ended April 30, 2002 was $32.6 million compared to $22.2 million provided during the same prior year period.  The Company made net bank and note payable repayments totaling $47.0 million during the six months of fiscal 2002, compared to borrowings of $32.0 million during the same period last year.  Additionally, Quanex received $20.5 million in the six months ended April 30, 2002 for the issuance of common stock compared to $1.5 million in the same prior year period.  During the six months ended April 30, 2001, the Company paid $3.9 million to purchase $4.6 million principal amount of subordinated debentures and $2.0 million to repurchase shares of its own common stock.

Critical Accounting Policies

The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes.  Estimates and assumptions about future events and their effects cannot be perceived with certainty.  Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes.  Actual results could differ from estimates.

The Company believes the following are the most critical accounting policies used in the preparation of the Company’s consolidated financial statements as well as the significant judgments and uncertainties affecting the application of these policies.

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue when the products are shipped and the title and risk of ownership pass to the customer.  Selling prices are fixed based on purchase orders or contractual agreements.  Inherent in the Company’s revenue recognition policy is the determination of collectibility.  This requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts.  The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable.  This allowance is maintained at a level the Company considers appropriate based on historical and other factors that affect collectibility.  These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of portfolio credit quality, and projected economic and market conditions.  Different assumptions or changes in economic circumstances could result in changes to the allowance.

Inventory

The Company records inventory valued at the lower of cost or market value.  Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions.  Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.

Risk Management and Derivative Instruments

The Company’s current risk management strategies include the use of derivative instruments to reduce certain risks.  The critical strategies include: (1) the use of commodity futures and options to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effect of fluctuations in the costs of those commodities, and (2) the use of interest rate swaps to fix the rate of interest on a portion of floating rate debt.  These hedges have been designated as cash flow hedges. The effective portion of gains and losses is recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity in accordance with SFAS No. 133.  The Company evaluates all derivative instruments each quarter to determine that they are highly effective.  Any ineffectiveness is recorded in the statement of income.  If the anticipated future transactions are no longer expected to occur, the unrealized gains and losses on the related hedge are reclassified to the consolidated statement of income.  (See Note 12 to the financial statements for further explanation.)

Long-Lived Assets

Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, and other assets, comprise a significant amount of the Company’s total assets.  The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives.  Additionally, carrying values of these assets are periodically reviewed for impairment and further reviewed whenever events or changes in circumstances indicate that carrying value may be impaired.  The carrying values are compared with the fair value of such assets calculated based on the anticipated future cash flows related to those assets.  If the carrying value of a long-lived asset exceeds its fair value, an impairment charge is recorded in the period in which such review is performed.  This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review.  Forecasts require assumptions about demand for the Company’s products and future market conditions.  Significant and unanticipated changes to assumptions could require a provision for impairment in a future period.

Income Taxes

The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in the Company’s consolidated balance sheet, as well as operating loss and tax credit carry forwards.  The carrying value of the net deferred tax liability reflects the Company’s assumption that the Company will be able to generate sufficient future taxable income in certain jurisdictions to realize its deferred tax assets.  If the estimates and assumptions change in the future, the Company may be required to record a valuation allowance against a portion of its deferred tax assets.  This could result in additional income tax expense in a future period in the consolidated statement of income.

Retirement and Pension Plans

The Company sponsors a number of defined benefit pension plans and an unfunded postretirement plan that provides health care and life insurance benefits for eligible retirees and dependents.  The measurement of liabilities related to these plans is based on management’s assumptions related to future events, including expected return on plan assets, rate of compensation increases and health care cost trend rates.  The discount rate, which is determined using a model that matches corporate bond securities, is applied against the projected pension and postretirement disbursements.  Actual pension plan asset investment performance will either reduce or increase unamortized pension losses at the end of fiscal year 2002, which ultimately would affect future pension costs.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets.  It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Under SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise.  The Company adopted this statement on November 1, 2001 for its fiscal year ended October 31, 2002.  In accordance with SFAS 142, the Company completed the transitional impairment test of goodwill during the second quarter ended April 30, 2002, which indicated that goodwill was not impaired.  The assessment was based on assumptions regarding estimated future cash flows and other factors, including the discount rate.  If these estimates or their related assumptions change in the future, because of change in events and circumstances, the Company may be required to record impairment charge in a future period.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets.  The provisions of this statement are required to be applied starting with fiscal years beginning after June 15, 2002 (Quanex’s fiscal year beginning November 1, 2002).  The Company is currently evaluating the effects of adopting this pronouncement.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement establishes a single accounting model for the impairment or disposal of long-lived assets.  The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 (Quanex’s fiscal year beginning November 1, 2002).  The Company is currently evaluating the effects of adopting this pronouncement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following discussion of the Company and its subsidiaries’ exposure to various market risks contains “forward looking statements” that involve risks and uncertainties.  These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to the Company.  Nevertheless, because of the inherent unpredictability of interest rates and metal commodity prices as well as other factors, actual results could differ materially from those projected in such forward looking information.

Interest Rate Risk

The Company holds certain floating-rate obligations.  The exposure of these obligations to increases in short-term interest rates is limited for $100 million of this variable rate debt by interest rate swap agreements entered into by the Company.  These swap agreements effectively fix the interest rate, thus limiting the potential impact that increasing interest rates would have on earnings.  Under these swap agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and received on a LIBOR based variable rate (1.93% at April 30, 2002).  At April 30, 2002 and October 31, 2001, the fair market value related to the interest rate swap agreements was a loss of $5.0 million and $7.3 million, respectively.  If the floating rates were to change by 10% from April 30,2002 levels, the fair market value of these swaps would change by approximately $286 thousand.  However, it should be noted that any change in value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Commodity Price Risk

The Company’s Nichols Aluminum business uses futures contracts to hedge a portion of its exposure to price fluctuations of aluminum.  The exposure is related to the Company’s backlog of aluminum sales orders with committed prices as well as future aluminum sales for which a sales price increase would lag a raw material cost increase.

As of October 31, 2001, open London Metal Exchange (“LME”) forward contracts had maturity dates extending through October 2003.  At October 31, 2001, these contracts covered notional volumes of 45,415,185 pounds and had a fair value net loss of approximately $1.8 million, which was recorded as part of other current and non-current assets and liabilities in the financial statements.  At April 30, 2002 there were no open LME forward contracts and therefore no related derivative assets or liabilities, as Nichols Aluminum used more firm price raw material purchase commitments instead of LME forward contracts.

Other than the items mentioned above, there were no other material quantitative or qualitative changes during the six months of fiscal 2002 in the Company’s market risk sensitive instruments.

PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

On February 28, 2002, the Company held its Annual Meeting of Stockholders (the "Annual Meeting").

At the Annual Meeting, Susan F. Davis, Russell M. Flaum and Michael J. Sebastian were elected as directors for a three-year term until the Annual Meeting of Stockholders in 2005.  The following sets forth the number of shares that voted for and for which votes were withheld of each of such persons:

	For	Withheld

Susan F. Davis	11,923,119	106,022
Russell M. Flaum	11,923,591	105,550
Michael J. Sebastian	11,915,244	113,897

Item 6 - Exhibits and Reports on Form 8-K.

a)  Exhibits

3.1

Restated Certificate of Incorporation of the Registrant dated as of November 10, 1995, filed as Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1995 and incorporated herein by reference.

3.2

Certificate of Amendment to Restated Certificate of Incorporation of the Registrant dated as of February 27, 1997, filed as Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.3

Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant dated as of April 15, 1999, filed as Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.4

Certificate of Correction of Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated as of April 16, 1999, filed as Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.5

Amended and Restated Bylaws of the Registrant, as amended through August 26, 1999 filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the fiscal quarter ended July 31, 1999, and incorporated herein by reference.

4.1

Form of Registrant’s Common Stock certificate, filed as Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 1987, and incorporated herein by reference.

4.2

Second Amended and Restated Rights agreement dated as of April 15, 1999, between the Registrant and American Stock Transfer & Trust Co. as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated April 15, 1999, and incorporated herein by reference.

4.3

Form of Indenture relating to the Registrant’s 6.88% Convertible Subordinated Exhibit Debentures due 2007 between the Registrant and Chemical Bank, as Trustee, filed as 19.2 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 1992, and incorporated herein by reference.

4.4

$250,000,000 Revolving Credit and Term Loan Agreement dated as of July 23, 1996, among the Company, Comerica Bank, as Agent, and Harris Trust and Savings Bank and Wells Fargo Bank (Texas), NA as Co-Agents, filed as Exhibit 4.1 of the Company’s Report on Form 8-K, (Reg. No. 001-05725) dated August 9, 1996, and incorporated herein by reference.

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

QUANEX CORPORATION

/s/ Viren M. Parikh
Viren M. Parikh
Date: June 10, 2002	Controller (Chief Accounting Officer)

/s/ Terry M. Murphy
Terry M. Murphy
Date: June 10, 2002	Vice President — Finance and Chief Financial Officer

INDEX TO EXHIBITS

3.1

Restated Certificate of Incorporation of the Registrant dated as of November 10, 1995, filed as Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1995 and incorporated herein by reference.

3.2

Certificate of Amendment to Restated Certificate of Incorporation of the Registrant dated as of February 27, 1997, filed as Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.3

Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant dated as of April 15, 1999, filed as Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.4

Certificate of Correction of Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated as of April 16, 1999, filed as Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.5

Amended and Restated Bylaws of the Registrant, as amended through August 26, 1999 filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the fiscal quarter ended July 31, 1999, and incorporated herein by reference.

4.1

Form of Registrant’s Common Stock certificate, filed as Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 1987, and incorporated herein by reference.

4.2

Second Amended and Restated Rights agreement dated as of April 15, 1999, between the Registrant and American Stock Transfer & Trust Co. as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated April 15, 1999, and incorporated herein by reference.

4.3

Form of Indenture relating to the Registrant’s 6.88% Convertible Subordinated Exhibit Debentures due 2007 between the Registrant and Chemical Bank, as Trustee, filed as 19.2 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 1992, and incorporated herein by reference.

4.4

$250,000,000 Revolving Credit and Term Loan Agreement dated as of July 23, 1996, among the Company, Comerica Bank, as Agent, and Harris Trust and Savings Bank and Wells Fargo Bank (Texas), NA as Co-Agents, filed as Exhibit 4.1 of the Company’s Report on Form 8-K, (Reg. No. 001-05725) dated August 9, 1996, and incorporated herein by reference.