Form 10-Q
period 2002-07-31
QUANEX CORP
filed 2002-08-29
CIK 276889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common Stock, par value $0.50 per share	16,354,614

QUANEX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUANEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 31, 2002	October 31, 2001
ASSETS

Current assets:
Cash and equivalents	$1,340	$29,573
Accounts and notes receivable, net	110,684	109,706
Other receivables	26,041	—
Inventories	93,229	83,109
Deferred income taxes	11,783	10,907
Other current assets	3,461	3,583
Total current assets	246,538	236,878

Property, plant and equipment	769,764	736,952
Less accumulated depreciation and amortization	(413,010)	(379,317)
Property, plant and equipment, net	356,754	357,635

Goodwill, net	66,436	59,226
Intangible assets	2,899	—
Other assets	27,970	43,892

	$700,597	$697,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$81,123	$76,831
Accrued expenses	51,931	50,659
Income taxes payable	3,544	1,087
Other current liabilities	4,945	5,593
Current maturities of long-term debt	81,434	420
Total current liabilities	222,977	134,590

Long-term debt	10,203	219,608
Deferred pension credits	6,281	7,962
Deferred postretirement welfare benefits	7,848	7,777
Deferred income taxes	32,595	29,282
Other liabilities	15,820	18,435
Total liabilities	295,724	417,654

Stockholders’ equity:
Preferred stock, no par value	—	—
Common stock, $.50 par value	8,198	7,043
Additional paid-in capital	182,742	108,314
Retained earnings	219,646	186,274
Unearned compensation	(533)	(897)
Accumulated other comprehensive income	(4,226)	(7,212)
	405,827	293,522
Less: Common stock held by rabbi trust	(954)	(873)
Less: Cost of shares of common stock in treasury	—	(12,672)
Total stockholders’ equity	404,873	279,977

	$700,597	$697,631

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
Net sales	$266,891	$248,121	$720,634	$668,320
Cost and expenses:
Cost of sales	216,469	205,581	591,882	560,625
Selling, general and administrative expense	14,099	13,492	39,960	38,188
Depreciation and amortization	11,292	10,695	33,884	33,116
Operating income	25,031	18,353	54,908	36,391
Other income (expense):
Interest expense	(1,070)	(4,129)	(9,179)	(12,412)
Capitalized interest	346	349	1,879	1,095
Retired executive life insurance benefit	9,020	—	9,020	—
Other, net	(375)	208	1,469	2,547
Income before income taxes	32,952	14,781	58,097	27,621
Income tax expense	(8,615)	(5,173)	(17,668)	(9,667)
Net income	$24,337	$9,608	$40,429	$17,954

Earnings per common share:
Basic net income per share	$1.56	$0.72	$2.83	$1.34
Diluted net income per share	$1.42	$0.67	$2.55	$1.30

Weighted average shares outstanding:
Basic	15,560	13,377	14,303	13,397
Diluted	16,557	15,428	16,093	15,420

Common stock dividends per share	$0.16	$0.16	$0.48	$0.48

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Nine Months Ended July 31,
	2002	2001
Operating activities:
Net income	$40,429	$17,954
Adjustments to reconcile net income to cash provided by operating activities:
Loss (gain) on early extinguishment of debt	922	(573)
Retired executive life insurance benefit	(9,020)	—
Depreciation and amortization	34,107	33,454
Deferred income taxes	2,437	(2,395)
Deferred pension and postretirement benefits	(1,610)	(1,784)

Changes in assets and liabilities net of effects from acquisitions and dispositions:
Decrease in accounts and notes receivable	293	3,790
Decrease (increase) in inventory	(7,722)	12,494
Increase (decrease) in accounts payable	3,678	(2,111)
Decrease in accrued expenses	(697)	(3,348)
Other, net (including income tax refund)	2,718	(1,394)
Cash provided by operating activities	65,535	56,087

Investment activities:
Acquisition of Colonial Craft, net of cash acquired	(17,283)	—
Acquisition of Temroc Metals, Inc., net of cash acquired	—	(17,922)
Capital expenditures, net of retirements	(28,100)	(42,998)
Other, net	(1,143)	(3,523)
Cash used by investment activities	(46,526)	(64,443)
Cash provided (used) by operating and investment activities	19,009	(8,356)

Financing activities:
Bank (repayments) borrowings, net	(59,000)	47,000
Repayment of borrowings against insurance policies	—	(17,273)
Prepayment of note payable	(7,029)	—
Redemption and purchase of subordinated debentures	(1,314)	(3,942)
Purchase of Quanex common stock	—	(1,990)
Common dividends paid	(7,012)	(6,469)
Issuance of common stock, net	30,716	1,813
Other, net	(3,603)	(1,387)
Cash provided (used) by financing activities	(47,242)	17,752
Increase (decrease) in cash and equivalents	(28,233)	9,396
Cash and equivalents at beginning of period	29,573	22,409
Cash and equivalents at end of period	$1,340	$31,805

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,312	$12,823
Cash paid during the period for income taxes	$9,406	$10,030
Cash received during the period for income tax refunds	$(126)	$(210)

Supplemental disclosures of non-cash financing activity:

The Company converted $57.4 million aggregate principal amount of its subordinated debentures to 1.8 million shares of common stock during the nine month period ended July 31, 2002.  (See Note 9 to the Financial Statements.)

QUANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Significant Accounting Policies and New Accounting Pronouncements

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

Risk Management and Derivative Instruments

The Company’s current risk management strategies include the use of derivative instruments to reduce certain risks.  The critical strategies include: (1) the use of commodity futures and options to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effect of fluctuations in the costs of those commodities, and (2) the use of interest rate swaps to fix the rate of interest on a portion of floating rate debt.  These hedges have been designated as cash flow hedges.  The effective portion of gains and losses is recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity in accordance with SFAS No. 133.  The Company evaluates all derivative instruments each quarter to determine if they are highly effective.  Any ineffectiveness is recorded in the statement of income.  If the anticipated future transactions are no longer expected to occur, the unrealized gains and losses on the related hedge are reclassified to the consolidated statement of income.  (See Note 12 to the financial statements for further explanation.)

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

        In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  The rescission of Statement 4 is the only portion of this SFAS which currently has an impact on the Company.  Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  SFAS No. 145 eliminates Statement 4.  As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30.  The provisions of SFAS No. 145 related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002.  Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified.  Early application of the provisions of this Statement related to the rescission of Statement 4 was encouraged.  The Company adopted this pronouncement effective the third quarter ended July 31, 2002 and restated prior periods.  See Note 8 to the financial statements regarding the impact of adoption.

        In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provision of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company is currently evaluating the effects of adopting this pronouncement.

2. Acquisition

On February 12, 2002, Quanex completed the purchase of certain assets and assumption of certain liabilities of Ekamar, Inc., formerly known as Colonial Craft, Inc., a Minnesota corporation, through its wholly owned subsidiary, Quanex Windows, Inc., for approximately $17 million in cash.  Approximately $1.5 million of this purchase price was set aside in an escrow fund for environmental and certain other issues that may arise.  To date, no claims have been made against this escrow fund, and as such, $500 thousand is planned to be released in August of 2002.

     The acquired business is operating as a wholly owned subsidiary of the Company and has been renamed Colonial Craft, Inc. (“Colonial”).  Colonial’s financial results since February 12, 2002 have been included in the consolidated financials of Quanex.

        Colonial is a manufacturer of value-added wood products based in Roseville, Minnesota.  Colonial manufactures custom wood window accessories with two primary product lines: wood window grilles and hardwood architectural moldings.  Colonial has become part of the Company’s engineered products business within the building products business segment.  Colonial provides direct synergy with one of the Company’s two core businesses, sharing a similar customer base with the engineered products businesses.

        Within the terms of the purchase agreement, both selling and purchasing parties acknowledged that environmental reports showed evidence of minimal soil contamination at the Luck, Wisconsin facility, one of three Colonial facilities.  During the fiscal quarter ended July 31, 2002, the Company received notification from the Wisconsin Department of Commerce which stated that the residual soil and groundwater contamination was at levels below state regulatory limits and that they had determined that this site does not pose a significant threat to the environment or human health.  They went on to state that no further investigation or remediation action is necessary other than the proper closure of the three monitoring wells.  The cost for closure of the three monitoring wells is expected to be immaterial.  The Company, however, is entitled to be reimbursed for such costs from the escrow fund.

        Below is a condensed balance sheet of the acquired entity disclosing the amounts preliminarily assigned to each major asset and liability at the acquisition date (dollars in thousands):

Condensed Balance Sheet	February 12, 2002
Current assets	$3,806
Property plant and equipment	4,775
Goodwill	7,210
Tradename	2,200
Patents	443
Other intangibles	313
Other non-current assets	29
Total assets	$18,776

Current liabilities	$1,265
Non-current liabilities	30
Total liabilities	1,295
Investment	17,481
Total liabilities and equity	$18,776

        The patents which were valued at $443 thousand will be amortized over a weighted average period of approximately 11 years.  The tradename and goodwill are not subject to amortization, but will be evaluated periodically in accordance with SFAS 142.

        Goodwill for Colonial is deductible for tax purposes.  The tax basis of goodwill for Colonial is approximately $12 million.

3. Executive life insurance benefit / Other receivables

During the fiscal quarter ended July 31, 2002, one of the Company’s former executives, on whose life it held life insurance policies, died.  As a result, the Company is entitled to receive life insurance proceeds totaling $26.0 million.  Estimates of the cash surrender value of these life insurance policies amounting to $15.9 million were previously recognized in “Other assets” on the financial statements.  The Company has recorded the $26 million proceeds as “Other receivables” on the financial statements and reduced “Other assets” by $15.9 million.  In addition, the Company has set up a current liability for the death benefits due to the executive’s beneficiaries.  The excess of the proceeds over the previously recorded cash surrender value and the liability to the beneficiaries of the executive amounting to $9.0 million was recognized as a non-taxable benefit on the income statement during the period ended July 31, 2002.  The impact to the fiscal third quarter earnings per share of this benefit was $0.58 basic and $0.54 diluted.

4. Goodwill — Adoption of SFAS 142

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

The changes in the carrying amount of goodwill for the nine months ended July 31, 2002 are as follows:

	Vehicular Segment	Building Products Segment	Total
Balance as of October 31, 2001	$13,496	$45,730	$59,226
Goodwill acquired during year	—	7,210	7,210
Balance as of July 31, 2002	$13,496	$52,940	$66,436

Below is a presentation of the prior period’s results excluding goodwill amortization:

	For the three months ended July 31,		For the nine months ended July 31,
	2002	2001	2002	2001
Reported Net income	$24,337	$9,608	$40,429	$17,954
Add back: Goodwill amortization (net of taxes)	—	380	—	1,111
Adjusted Net income	$24,337	$9,988	$40,429	$19,065

Basic earnings per share:
Reported Net income	$1.56	$0.72	$2.83	$1.34
Goodwill amortization (net of taxes)	—	0.03	—	0.08
Adjusted Net income	$1.56	$0.75	$2.83	$1.42

Diluted earnings per share:
Reported Net income	$1.42	$0.67	$2.55	$1.30
Goodwill amortization (net of taxes)	—	0.02	—	0.07
Adjusted Net income	$1.42	$0.69	$2.55	$1.37

5. Inventories

Inventories consist of the following:

	July 31, 2002	October 31, 2001
	(In thousands)
Raw materials	$25,184	$20,097
Finished goods and work in process	60,131	55,757
	85,315	75,854
Other	7,914	7,255
	$93,229	$83,109

        The values of inventories in the consolidated balance sheets are based on the following accounting methods:

LIFO	$67,344	$56,691
FIFO	25,885	26,418
	$93,229	$83,109

        With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $6.7 million as of July 31, 2002 and $5.4 million as of October 31, 2001.

6. Acquired Intangible Assets

Intangible assets consist of the following (dollars in thousands):

	As of July 31, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete Agreements	$313	$34
Patents	443	23
Total	$756	$57

Unamortized intangible assets:
Tradename	$2,200

The aggregate amortization expense for the three and nine month periods ended July 31, 2002 is $12 thousand and $57 thousand, respectively.  Estimated amortization expense for the next five years follows (dollars in thousands):

Fiscal years ending October 31,	Estimated Amortization
2002	$86
2003	$115
2004	$115
2005	$94
2006	$86

7. Earnings Per Share

The computational components of basic and diluted earnings per share are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended July 31, 2002			For the Three Months Ended July 31, 2001
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS
Total basic net earnings	$24,337	15,560	$1.56	$9,608	13,377	$0.72

Effect of Dilutive Securities
Effect of common stock equiv. arising from stock options	—	296		—	140
Effect of common stock held by rabbi trust	—	42		—	46
Effect of conversion of subordinated debentures	(826)	659		691	1,865

Diluted EPS
Total diluted net earnings	$23,511	16,557	$1.42	$10,299	15,428	$0.67

	For the Nine Months Ended July 31, 2002			For the Nine Months Ended July 31, 2001
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS
Total basic net earnings	$40,429	14,303	$2.83	$17,954	13,397	$1.34

Effect of Dilutive Securities
Effect of common stock equiv. arising from stock options	—	293	—		32
Effect of common stock held by rabbi trust	—	39	—		86
Effect of conversion of subordinated debentures	534	1,458		2,119	1,905

Diluted EPS
Total diluted net earnings	$40,963	16,093	$2.55	$20,073	15,420	$1.30

8. Comprehensive Income ($ in thousands)

Total comprehensive income for the three and nine months ended July 31, 2002 is $24,746 and $43,415, respectively.  Total comprehensive income for the three and nine months ended July 31, 2001 is $8,900 and $14,354, respectively.  Included in comprehensive income is net income and the effective portion of the gains and losses on derivative instruments designated as cash flow hedges.

9. Long-term Debt

Long-term debt consists of the following:

(In thousands)	July 31, 2002	October 31, 2001
Bank Agreement Revolver	$81,000	$140,000
Convertible subordinated debentures	—	58,727
Temroc Industrial Development Revenue Bonds	2,496	2,608
Industrial Revenue and Economic Development Bonds	1,665	3,275
State of Alabama Industrial Development Bonds	3,800	4,500
Scott County, Iowa Indus. Waste Recycling Revenue Bonds	2,400	2,600
Other	276	8,318
	$91,637	$220,028

Less maturities due within one year included in current liabilities	81,434	420
	$10,203	$219,608

During the nine month prior year period ended July 31, 2001, the Company accepted unsolicited block offers to buy back $4.6 million principal amount of the 6.88% Convertible Subordinated Debentures for $3.9 million in cash. A gain of $573 thousand was recognized on this transaction.  This gain was originally reflected in the financial statements as an extraordinary item, net of taxes, pursuant to FASB Statement 4.  In April of 2002, the FASB issued SFAS No. 145, which rescinds Statement 4 and calls for the restatement of prior periods.  As such, the Company has restated the prior period’s financials to reflect the adoption of SFAS 145.

        On May 9, 2002, the Company announced that it would redeem the remaining $58.7 million principal amount of its 6.88% Convertible subordinated debentures.  The Company set a redemption date of June 12, 2002 for all debentures outstanding.  Notice of the redemption was mailed on May 10, 2002 to the current holders.  The redemption price was 100.688% of the principal amount plus accrued interest to the redemption date.  Holders of the debentures had the right, as an alternative to redemption, to convert the debentures into shares of common stock of Quanex Corporation at a conversion price of $31.50 per share of common stock.  The right to convert the debentures expired at the close of business on June 5, 2002.  As of June 5, 2002, $57.4 million aggregate principal amount of the subordinated debentures were converted to 1.8 million shares of Company stock and $1.3 million of the subordinated debentures were redeemed on June 12, 2002.

        As a result of the redemption of the subordinated debentures, a loss of $930 thousand was recognized due to the early extinguishment of debt.  This loss resulted from the write-off of the remaining debt issuance costs associated with the subordinated debentures, as well as the .688% premium paid on the $1.3 million of debentures which were redeemed.  In accordance with SFAS 145, which was early adopted by the Company in the period ended July 31, 2002, this loss was classified as ordinary instead of an extraordinary item, net of tax.

        During the nine month period ended July 31, 2002, the Company made an early payment in the amount of $7.0 million on a contingent note classified in “Other” above as well as an early retirement in the amount of $1.6 million for one of the industrial revenue and economic development bonds.

10. Industry Segment Information ($ in thousands)

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

            Beginning in fiscal 2002, Quanex is reporting under these two market focused segments.  The vehicular products segment is comprised of the former “engineered steel bar” segment (MACSTEEL), Piper Impact (US operations only) and Temroc.  The new building products segment is comprised of the former aluminum mill sheet products segment (Nichols Aluminum) as well as the divisions comprising the former engineered products segment, excluding Temroc.  Also included in the building products segment are Colonial’s results, which was acquired February 12, 2002.

Below is a presentation of segment disclosure information under the new corporate organizational structure:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
Net Sales
Vehicular Products(1)	$117,416	$114,127	$337,489	$318,327
Building Products(3)	149,475	133,994	383,145	349,993
Consolidated	$266,891	$248,121	$720,634	$668,320

Operating Income (Loss):
Vehicular Products	$14,709	$13,717	$41,807	$32,092
Building Products(3)	14,330	8,680	24,347	14,801
Corporate & Other(2)	(4,008)	(4,044)	(11,246)	(10,502)
Consolidated	$25,031	$18,353	$54,908	$36,391

			For the period ended
			July 31, 2002	October 31, 2001
Identifiable Assets:
Vehicular Products			$364,318	$362,442
Building Products(3)			288,061	269,387
Corporate & Other(2)			48,218	65,802
Consolidated			$700,597	$697,631

Goodwill(Net):
Vehicular Products			$13,496	$13,496
Building Products(3)			52,940	45,730
Consolidated			$66,436	$59,226

(1)     Fiscal 2001 results include Temroc operations acquired November 30, 2000.

(2)     Included in “Corporate and Other” are inter-segment eliminations, consolidated inventory LIFO/obsolescence adjustments and corporate expenses and assets.

(3)     Fiscal 2002 includes Colonial operations acquired February, 2002.

11. Treasury Stock and Stock Option Exercises

In December 1999, Quanex announced that its board of directors approved a program to repurchase up to 2 million shares of the Company’s common stock in the open market or in privately negotiated transactions.  During the nine months ended July 31, 2002, the Company did not repurchase any common stock.  During the nine months ended July 31, 2001, the Company repurchased 107,800 shares at a cost of approximately $2.0 million.  These shares were not canceled, but instead were treated as treasury stock of the Company.

During the nine months ended July 31, 2002, the Company issued 1,107,769 shares for stock option exercises.  The balance of the shares held in treasury stock were used for the exercise of some of these options and therefore as of July 31, 2002, there were no treasury shares.

The Company has various restricted stock and stock option plans for key employees and directors as described in its Annual Report on Form 10-K for the fiscal year ended October 31, 2001.  Below is a table summarizing the stock option activity in all plans since October 31, 2001.

	Shares Exercisable	Shares Under Option	Average Price Per Share
Balance at October 31, 2001	1,470,795	2,095,304	$23
Granted		15,000	36
Exercised		(1,107,769)	23
Cancelled / Lapsed		(634)	21
Balance at July 31, 2002	417,692	1,001,901	$22

STOCK BASED COMPENSATION

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company continues to apply the rules for stock-based compensation contained in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and discloses the required pro forma effect on net income and earnings per share of the fair value based method of accounting for stock-based compensation as required by SFAS No. 123.

          The following pro forma summary of the Company’s consolidated results of operations have been prepared as if the fair value based method of accounting for stock based compensation as required by SFAS No. 123 had been applied:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
	(In thousands)
Net income	$24,337	$9,608	$40,429	$17,954
SFAS No. 123 adjustment	(347)	(293)	(1,049)	(831)
Pro forma net income	$23,990	$9,315	$39,380	$17,123

Earnings per common share:
Basic as reported	$1.56	$0.72	$2.83	$1.34
Basic pro forma	$1.54	$0.70	$2.75	$1.28
Diluted as reported	$1.42	$0.67	$2.55	$1.30
Diluted pro forma	$1.40	$0.65	$2.48	$1.25

Fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	2001	2000	1999
Risk-free interest rate	4.28%	5.75%	5.93%
Dividend yield	3.10%	3.33%	2.80%
Volatility factor	42.87%	42.89%	40.21%
Weighted average expected life	5 years	5 years	5 years

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

As of July 31, 2002, open LME forward contracts have maturity dates extending through December 2003.  At July 31, 2002, these contracts covered notional volumes of approximately 3.3 million pounds.  These contracts had fair value gains of approximately $4 thousand, which are recorded as part of “Other current assets” and “Other assets” in the financial statements, and fair value losses of approximately $32 thousand, which were recorded as “Other current liabilities” and “Other liabilities” in the financial statements.  These open LME contracts were not designated as hedges and therefore the entire change in fair market value was recognized in earnings as “Cost of sales” during the period.

The effective portion of the gains and losses related to forward LME contracts which were designated as hedges (but were closed as of July 31, 2002) were reported in other comprehensive income. These gains and losses are reclassified into earnings in the periods in which the related inventory is sold (not when the contracts are closed).  As of July 31, 2002, losses of approximately $820 thousand ($500 thousand net of taxes) are expected to be reclassified from other comprehensive income into earnings over the next twelve months. Gains and losses on these contracts, including amounts related to hedge ineffectiveness, are reflected in “Cost of sales” in the income statement. For the three months ended July 31, 2002, no gain or loss was recognized in “Cost of sales” representing the hedges’ ineffectiveness.  For the nine month period ended July 31, 2002, a net gain of $136 thousand was recognized in “Cost of sales” representing the amount of the hedges’ ineffectiveness. (No components of these gains and losses were excluded from the assessment of hedge effectiveness.  Additionally, no hedge contracts were discontinued due to the determination that the original forecasted transaction would not occur. Therefore, there was no income statement impact related to that action.)

Interest Rate Swap Agreements

In fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement Revolver to fixed rate.  The Company’s risk management policy related to these swap agreements is to hedge the exposure to interest rate movements on a portion of its long-term debt.  Under the swap agreements, payments are made based on a fixed rate ($50 million at 7.025% and $50 million at 6.755%) and received on a LIBOR based variable rate (1.83 % at July 31, 2002).  Differentials to be paid or received under the agreements are recognized as interest expense.  The agreements mature in July 2003. The Company has designated the interest rate swap agreements as cash flow hedges of future interest payments on its variable rate long-term debt.

          The fair value of the swaps as of July 31, 2002 was a loss of $5.0 million, which is recorded as part of other current liabilities.  Gains and losses related to the swap agreements will be reclassified into earnings in the periods in which the related hedged interest payments are made.  As of July 31, 2002, losses of approximately $3.1 million ($1.9 million net of taxes) are expected to be reclassified into earnings over the next twelve months.  Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, are reflected in “Interest expense” in the income statement.  A net loss of $246 thousand and $258 thousand was recorded in interest expense in the three and nine month periods ended July 31, 2002, respectively, representing the amount of the hedge’s ineffectiveness.  (No components of the swap instruments’ losses were excluded from the assessment of hedge effectiveness.)

          Based on future cash flow projections that were prepared during the second fiscal quarter ended April 30, 2002, it was determined that it is probable that the Company will pay down it’s variable rate debt under the Bank Agreement Revolver to approximately $65 million by the end of this fiscal year.  Based on these projections, a portion of the future projected cash flow being hedged (interest payments) will not occur.  Therefore, during the fiscal quarter ended

April 30, 2002, the Company discontinued hedge accounting under SFAS 133 for $35 million of the interest swap agreement and reclassified the related portion of other comprehensive income ($1.3 million) to interest expense.  The Company however has not terminated or closed any of the $100 million swap agreement and therefore the entire swap agreement’s fair market value is reflected on the balance sheet as indicated in the previous paragraph.

13. Contingencies

During the second quarter of fiscal 2001, some of Nichols Aluminum Casting’s aluminum reroll product was damaged in a fire at a third-party offsite warehouse storage facility.  The loss was covered under the Company’s property insurance policy.  As of October 31, 2001, only the Company’s cost in the material had been recovered.  The Company also filed a claim under the business interruption provisions of the policy to recover additional costs, as well as lost profit sustained due to the fire.  The Company received $858 thousand in the first fiscal quarter ended January 31, 2002 and a final settlement of $1.6 million in the third fiscal quarter ended July 31, 2002 against the business interruption claim.  These proceeds were recorded as a reduction of cost of sales.

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

The discussion and analysis of Quanex Corporation and its subsidiaries’ (the “Company”’s) financial condition and results of operations should be read in conjunction with the July 31, 2002 and October 31, 2001 Consolidated Financial Statements of the Company and the accompanying notes.

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

Results of Operations

Summary Information as % of Sales:  (Dollars in millions)

	Three Months Ended July 31,				Nine Months Ended July 31,
	2002		2001		2002		2001
	Dollar Amount	% of Sales	Dollar Amount	% of Sales	Dollar Amount	% of Sales	Dollar Amount	% of Sales
Net Sales	$ 266.9	100	$ 248.1	100%	$ 720.6	100%	$ 668.3	100%
Cost of Sales	216.5	81	205.5	83	591.9	82	560.6	84
Sell., gen. and admin.	14.1	5	13.5	6	40.0	5	38.2	6
Deprec. and amort.	11.3	5	10.7	4	33.8	5	33.1	5
Operating Income	25.0	9%	18.4	7%	54.9	8%	36.4	5%
Interest Expense	(1.1)	—	(4.1)	(1)	(9.2)	(1)	(12.4)	(1)
Capitalized Interest	.3	—	.3	—	1.9	—	1.1	—
Retired Exec. Life Ins. Benefit	9.0	3	—	—	9.0	1	—	—
Other, net	(.3)	—	.2	—	1.5	—	2.5	—
Income tax expense	(8.6)	(3)	(5.2)	(2)	(17.7)	(2)	(9.6)	(1)
Net income	$ 24.3	9%	$ 9.6	4%	$ 40.4	6%	$ 18.0	3%

Overview

Quanex had an excellent quarter reporting record third quarter earnings, even after excluding the $9.0 million gain from a retired executive life insurance benefit.  These record results were driven by strong demand in the Company’s two primary markets, vehicular and building products.  Results also benefited from a combination of other factors, including the results of Colonial, acquired in February, 2002, new customer programs, improved market share, more value-added products and “lean” manufacturing initiatives, which were implemented to improve operating efficiency.

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

The new building products segment is comprised of the former aluminum mill sheet products segment (Nichols Aluminum) as well as the divisions comprising the former engineered products segment, AMSCO, HOMESHIELD and IMPERIAL PRODUCTS, but excluding Temroc.  Also included in the building products segment are the results of Colonial.  The main drivers of the segment are residential housing starts and remodeling expenditures.

          The following table sets forth selected operating data for the Company’s two business segments:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
	(In thousands)
Vehicular Products:(1)
Net sales	$117,416	$114,127	$337,489	$318,327
Operating income	14,709	13,717	41,807	32,092
Deprec. and amort.(3)	7,136	6,470	21,387	19,452
Identifiable assets	$364,318	$351,467	$364,318	$351,467

Building Products:(2)
Net sales	$149,475	$133,994	$383,145	$349,993
Operating income	14,330	8,680	24,347	14,801
Deprec. and amort.(3)	4,025	4,079	12,108	13,237
Identifiable assets	$288,061	$283,252	$288,061	$283,252

(1)               Fiscal 2001 results include Temroc operations acquired November 30, 2000.

(2)               Fiscal 2002 results include Colonial operations acquired February 12, 2002.

(3)               Fiscal 2001 results include goodwill amortization.  Fiscal 2002 does not include goodwill amortization, pursuant to the adoption of SFAS 142.  (See Note 4 to the financial statements.)

Acquisition

On February 12, 2002, Quanex completed the purchase of certain assets and assumption of certain liabilities of Ekamar, Inc., formerly known as Colonial Craft, Inc., a Minnesota corporation, through its wholly owned subsidiary, Quanex Windows, Inc., for approximately $17 million in cash.  Approximately $1.5 million of this purchase price was set aside in an escrow fund for environmental and certain other issues that may arise.  To date, no claims have been made against this escrow fund, and as such, $500 thousand is planned to be released in August of 2002.

The acquired business is operating as a wholly owned subsidiary of the Company and has been renamed Colonial Craft, Inc. (“Colonial”).  Colonial is a manufacturer of value-added wood products based in Roseville, Minnesota.  Colonial manufactures custom wood window accessories with two primary product lines: wood window grilles and hardwood architectural moldings.  Colonial has become part of the Company’s engineered products businesses that are reported within the building products business segment.  Colonial provides direct synergy with one of the Company’s two core businesses, sharing a similar customer base with the engineered products business.

          Quanex believes that Colonial exemplifies the success attributes that the Company looks for in an acquisition, which include customer focus, superior manufacturing processes, and engineered-type products.  The Company will continue to pursue acquisitions of this type, which add to or protect its core businesses.

Vehicular Products

Within the vehicular products business, MACSTEEL, had a good third quarter.  Robust North American light vehicle sales continue to drive the demand for MACSTEEL’s engineered steel bar products.  The outlook for auto and light vehicle builds this fiscal year continues to be robust.  Both steel mills were down eight days for their regularly scheduled annual maintenance during July, but returned to service on schedule and are back running six days per week.  Lean initiatives continue to contribute to MACSTEEL’s success as well.  Both facilities reported record productivity and improved yields for the quarter.

MACSTEEL’s new MACPLUS turned bar operation at its Jackson facility is currently operating at full capacity.  The bar cutting facility at Jackson is fully operational and contributed to the results during the quarter.  The new MACPLUS line at Fort Smith became operational during the quarter and we look for operating benefits during the fourth quarter.  Management expects to have the additional capacity from the Fort Smith MACPLUS project sold out by the end of the calendar year.

The other businesses within the segment each reported positive operating income for the quarter on lower sales.  Piper Impact, the largest of these businesses, faces a greater than anticipated decline in aluminum air bags sales and they are accelerating efforts to offset this decline with new business.

Building Products

Engineered Products’ results for net sales and operating income were best ever third quarter results.  In fact, results each quarter this year for Engineered Products have been record-setting for that respective quarter.  Housing starts have remained robust all year.  New products and programs continue to bolster results.  On-going productivity improvements throughout the division also contributed to Engineered Products’ performance.  Excluding the results of Colonial Craft, “same store” operating income for the group was up 13%.  Also, Colonial Craft is delivering on the Company’s expectation that results will be accretive this year.

        Nichols Aluminum continues to show good improvement in sequential quarterly results for this year and compared to results a year ago.  Volume for the group was up almost 10% versus a year ago while operating income was up about 150%.  Included in its operating income is a $1.6 million business interruption insurance recovery collected in the third fiscal quarter (See Note 13 to the financial statements).  As noted, demand in their primary building and construction market has remained strong, and the pickup in demand from other aluminum markets has helped sheet pricing recover.

Fiscal Quarter and Nine Months ended July 31, 2002 vs. 2001

Net Sales - Consolidated net sales for the three and nine months ended July 31, 2002 were $266.9 million and $720.6 million, respectively, representing an increase of $18.8 million, or 8%, and $52.3 million, or 8%, when compared to consolidated net sales for the same periods in 2001.  Both the vehicular and building products segments experienced increased net sales.

        Net sales from the Company’s vehicular products business for the three and nine month periods ended July 31, 2002, were $117.4 million and $337.5 million, respectively, representing an increase of $3.3 million, or 3%, and $19.2 million, or 6%, when compared to the same periods last year.  MACSTEEL had increased net sales for both the three and nine month periods as compared to the same prior year periods.  In the three months ended July 31, 2002, MACSTEEL experienced a 7% increase in volume when compared to the prior year, as well as a slight increase in average selling price.  For the nine months ended July 31, 2002, MACSTEEL experienced a 15% increase in volume, which more than offset lower selling prices.  Over half of MACSTEEL’s business is based on fixed contracts, so their ability to change pricing is limited on a near term basis.

        Piper experienced lower net sales as aluminum airbag component sales declined from its prior year levels.  This decline was partially offset by increased sales of new products.

        Net sales from the Company’s building products business for the three and nine month period ended July 31, 2002, was $149.5 million and $383.1 million, respectively, representing an increase of $15.5 million, or 12%, and $33.2 million, or 9%, when compared to the same periods last year.  Engineered Products’ net sales increases are due largely to the acquisition of Colonial in February.  Nichols Aluminum’s net sales also increased from the same prior year period due to increased volume resulting from continuing strength in the building construction markets, despite lower selling prices.

        Operating income - Consolidated operating income for the three and nine months ended July 31, 2002 was $25.0 million and $54.9 million, respectively, representing an increase of $6.7 million, or 36%, and $18.5 million, or 51%, when compared to the same periods last year. Both the vehicular and building products segments experienced increased operating income.

        Operating income from the Company’s vehicular products segment for the three and nine months ended July 31, 2002, was $14.7 million and $41.8 million, respectively, representing an increase of $1.0 million, or 7%, and $9.7 million, or 30%, when compared to the same periods last year. This increase was due to higher net sales and operating income at MACSTEEL compared to the prior year’s results.  Productivity gains and lower conversion costs at MACSTEEL more than offset the impact of lower spreads between selling prices and scrap prices.  Piper and Temroc had lower operating income for the periods due largely to lower net sales and volume.  Depreciation expense for the vehicular products segment was higher with the completion of MACSTEEL capital projects.

          Operating income from the Company’s building products segment for the three and nine months ended July 31, 2002, was $14.3 million and $24.3 million, respectively, representing an increase of $5.7 million, or 65%, and $9.5 million, or 64%, when compared to the same periods last year.  This increase was a result of record operating income at the Engineered Products business, as well as improved results at the segment’s Nichols Aluminum business.  Engineered Products benefited from the acquisition of Colonial in February 2002, however it achieved record operating income levels without Colonial’s contribution due largely to productivity improvements, as well as strong housing starts and remodeling levels, new product development and cost reduction efforts.  Nichols Aluminum also had increased operating income. This increase was largely a result of increased volume, cost reduction initiatives as well as a $1.6 million business interruption insurance recovery collected in the third fiscal quarter (See Note 13 to the financial statements).  Although spreads between selling price and raw material costs improved during the three months ended July 31, 2002 as compared to the same prior year period, for the nine months ended July 31, 2002, spreads were lower as scrap prices rose more quickly than Nichol’s ability to raise selling prices during the first half.

          Also contributing to the improvement in the building products segment is the elimination of goodwill amortization in accordance with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective the beginning of the current fiscal year.  The building products segment had goodwill amortization of approximately $450 thousand and $1.4 million for the three and nine month periods, respectively, in the prior year ending July 31, 2001.

          In addition to the two operating segments mentioned above, corporate level operating expenses for the three months ended July 31, 2002, remained flat at $4.0 million.  For the nine months ended July 31, 2002, operating expenses were $11.2 million compared to $10.5 million for the same period last year.  Corporate expenses as of July 31, 2001 contained a gain of approximately $1 million for intercompany derivative transactions.  Included in corporate and other are the consolidated inventory LIFO/obsolescence adjustments, corporate office expenses and inter-segment eliminations. (See Note 5 to the financial statements regarding LIFO valuation method of inventory accounting.)

        Selling, general and administrative expense was $14.1 million and $40.0 million, for the three and nine months ended July 31, 2002 representing an increase of $607 thousand, or 4%, and $1.8 million, or 5%, when compared to the same periods last year.  This increase results primarily from the acquisition of Colonial in February 2002.

Depreciation and amortization - Depreciation and amortization expense (excluding goodwill amortization) increased $1.2 million and $2.5 million, respectively, for the three and nine month periods ended July 31, 2002 as compared to the same prior year periods.  Most of the increase came from the vehicular products segment due largely to recently completed capital projects at MACSTEEL.

Effective November 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is no longer amortized.  Goodwill amortization, on a consolidated basis, for the three and nine month periods ended July 31, 2001, was $593 thousand and $1.7 million, respectively.  (See Note 4 to the financial statements for further information.)

        Interest expense for the three and nine months ended July 31, 2002 was $1.1 million and $9.2 million, respectively, compared to $4.1 million and $12.4 million, respectively, from the same periods last year.  The decrease in interest expense is due largely to the Company’s outstanding debt balance substantially decreasing year over year as 1) the 6.88% convertible subordinated debentures were converted to Company stock and/or redeemed and 2) the Company paid down its bank revolver and other interest bearing debt and notes.  Approximately 98% of the outstanding debentures ($57.4 million aggregate principal amount) converted to the Company’s common stock before the June 5, 2002 deadline.  This conversion deadline was prior to the scheduled semi-annual interest payment due date for the debentures.  As such, the interest expense that had been accrued on these debentures since December 31, 2001 was not payable on those debentures which converted and therefore, approximately $1.3 million, the amount previously accrued was reversed in the third fiscal quarter of the year.

        Another factor affecting interest expense was the discontinuance of hedge accounting under SFAS 133 for $35 million of the interest swap agreements during the second fiscal quarter ended April 30, 2002.  During that period, the Company reclassified the related portion of other comprehensive income ($1.3 million pretax loss) to interest expense. Hedge accounting was discontinued based on the fact that future cash flow projections that were prepared during the period ended April 30, 2002, indicated that it is probable that the Company will pay down its variable rate debt Bank Agreement Revolver to approximately $65 million by the end of this fiscal year.  Based on these projections, a portion of the future projected cash flows being hedged (the interest payments) will not occur and therefore do not qualify for hedge accounting under SFAS 133.  (See Note 12 to the financial statements for further explanation.)

        Capitalized interest remained flat for the three months ended July 31, 2002 as compared to the same prior year period, however increased by $784 thousand for the nine months ended July 31, 2002, as compared to the same period of 2001.  The entire amount of capitalized interest is due to the long-term capital expansion programs underway at MACSTEEL.

        Net income was $24.3 million and $40.4 million, respectively for the three and nine month periods ended July 31, 2002, compared to $9.6 million and $18.0 million for the same periods of 2001. In addition to the items mentioned above, the three and nine month periods ended July 31, 2002 included a non-taxable $9.0 million retired executive life insurance benefit.  (See Note 3 the Financial Statements.)  Also, as a result of the redemption of the subordinated debentures, a loss of $930 thousand was recognized due to the early extinguishment of debt.  This loss resulted from the write-off of the remaining debt issuance costs associated with the subordinated debentures, as well as the .688% premium paid on the $1.3 million of debentures which were redeemed.  In accordance with SFAS 145, which was early adopted by the Company in the period ended July 31, 2002, this loss was classified as ordinary instead of an extraordinary item, net of tax.

Outlook

The Company’s primary market demand drivers — vehicle builds, home construction and remodeling expenditures - are expected to remain at high levels for the remainder of the fiscal year.  In the Company's vehicular segment, the outlook for 2002 North American light vehicle builds continues to improve.  Today, the industry expects to build more than 16.5 million units, which would be 8% higher than last year.  While MACSTEEL looks for scrap prices to be up modestly this quarter over the third quarter, higher volumes and productivity improvements should allow them to keep spreads even to last quarter.

For the building products segment, the Company is cautiously optimistic for the remainder of the year for both housing starts as well as home remodeling to remain strong.  Nichols scrap availability improved throughout the third quarter compared to the first half of fiscal 2002, so spreads and operating results improved as well.  Nichol’s strong backlog combined with the expectation of a modest improvement in spreads should result in a fairly strong fiscal  2002 fourth quarter compared to last year.  Engineered Products also has a strong order backlog.

Along with strong underlying demand in its core markets, earnings growth for 2002 is being driven by new customer programs, increased market share, improved operating leverage and lean initiatives.  Based on this outlook, Quanex continues to expect diluted earnings per share for fiscal 2002 (excluding the retired executive life insurance benefit) to be up about 40% over fiscal 2001 diluted earnings of $2.07.

Liquidity and Capital Resources

The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $250 million unsecured Revolving Credit and Term Loan Agreement (“Bank Agreement”). At July 31, 2002, the Company had $81 million borrowed under the Bank Agreement.  This represents a $59 million decrease from October 31, 2001 borrowing levels.  Additionally, during the period ended July 31, 2002, the Company made an early payment in the amount of $7.0 million on a contingent note payable as well as an early retirement in the amount of $1.6 million for one of the industrial revenue and economic development bonds.  Quanex was able to reduce the debt level as a result of cash provided from operations as well as cash received from the exercise of stock options.  (See Note 11 to the financial statements.)

Moody’s Investor Services announced on May 10, 2002, that it upgraded its ratings for Quanex.  The following ratings were upgraded:  $250 million unsecured revolving credit facility to Ba1 from Ba2, the $58.7 million of 6.88% convertible subordinated debentures due 2007 to Ba3 from B1(these debentures have subsequently been converted/redeemed), its senior implied rating to Ba1 from Ba2, and senior unsecured issuer rating to Ba1 from Ba2.  In support of the upgrade, Moody’s cited the Company’s strong performance in a difficult industry and its prospects for further improved financial performance.

On May 9, 2002, the Company announced that it would redeem the remaining $58.7 million principal amount of its 6.88% Convertible subordinated debentures.  The Company set a redemption date of June 12, 2002 for all debentures outstanding.  Notice of the redemption was mailed on May 10, 2002 to the current holders.  The redemption price was 100.688% of the principal amount plus accrued interest to the redemption date.  Holders of the debentures had the right, as an alternative to redemption, to convert the debentures into shares of common stock of Quanex Corporation at a conversion price of $31.50 per share of common stock.  The right to convert the debentures expired at the close of business on June 5, 2002.  As of June 5, 2002, $57.4 million aggregate principal amount of the subordinated debentures were converted to 1.8 million shares of Company stock and $1.3 million aggregate principal amount of the subordinated debentures was redeemed on June 12, 2002.

Other than the items mentioned above, there have been no significant changes to the terms of the Company’s debt structure during the three and nine month periods ended July 31, 2002.  The Company has started negotiations with a group of banks to replace the existing Bank Agreement, which expires July 2003, with a new credit facility to be executed during the fourth fiscal quarter ending October 31, 2002.  As a result of the expiration of this agreement being within one year of the date of these financial statements, the entire outstanding balance of the revolver has been classified as current in the financial statements.  The Company anticipates no problems with replacing the current Bank Agreement with a new credit facility.  (See Note 9 to the financial statements for detail regarding the outstanding borrowings under the Company’s various facilities.)

At July 31, 2002, the Company had commitments of approximately $10 million for the purchase or construction of capital assets.  The Company plans to fund these capital expenditures through cash flow from operations.

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

Operating Activities

          Cash provided by operating activities during the nine months ended July 31, 2002 was $65.5 million compared to $56.1 million for the same nine month period of 2001.  Net income, adjusted for non-cash items, in fiscal 2002 provided approximately $67 million compared to approximately $47 million of cash for the same nine month period of 2001.  Additionally, the period ended July 31, 2002 had an increase in working capital and other operating requirements as compared to a decrease in the same prior year period.

Investment Activities

        Net cash used by investment activities during the nine months ended July 31, 2002 was $46.5 million compared to $64.4 million for the same period of 2001.  Fiscal 2002 cash used by investment activities included cash paid for the acquisition of Colonial totaling approximately $17 million.  Fiscal 2001 cash used by investment activities included cash paid for the acquisition of Temroc of approximately $18 million, net of cash acquired.  Capital expenditures and other investment activities decreased $17 million in the nine month period ended July 31, 2002 as compared to the same period of 2001. The Company estimates that fiscal 2002 capital expenditures will be between $35 and $40 million.

Financing Activities

Net cash used by financing activities for the nine months ended July 31, 2002 was $47.2 million compared to $17.8 million provided during the same prior year period.  The Company made total debt repayments totaling approximately $70 million during the nine months of fiscal 2002, compared to net borrowings of approximately $42 million during the same period last year.  Additionally, Quanex received $30.7 million in the nine months ended July 31, 2002 for the issuance of common stock, largely from stock option exercises, compared to $1.8 million in the same prior year period.  Also, during the nine months ended July 31, 2001, the Company paid $2.0 million to repurchase shares of its own common stock.

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

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue when the products are shipped and the title and risk of ownership pass to the customer.  Selling prices are fixed based on purchase orders or contractual agreements.  Inherent in the Company’s revenue recognition policy is the determination of collectibility.  This requires management to make frequent judgments and estimates in order to determine appropriate amount of allowance needed for doubtful accounts.  The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable.  This allowance is maintained at a level the Company considers appropriate based on historical and other factors that affect collectibility.  These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of portfolio credit quality, and projected economic and market conditions.  Different assumptions or changes in economic circumstances could result in changes to the allowance.

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

Risk Management and Derivative Instruments

The Company’s current risk management strategies include the use of derivative instruments to reduce certain risks.  The critical strategies include: (1) the use of commodity futures and options to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effect of fluctuations in the costs of those commodities, and (2) the use of interest rate swaps to fix the rate of interest on a portion of floating rate debt.  These hedges have been designated as cash flow hedges. The effective portion of gains and losses is recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity in accordance with SFAS No. 133.  The Company evaluates all derivative instruments each quarter to determine if they are highly effective.  Any ineffectiveness is recorded in the statement of income.  If the anticipated future transactions are no longer expected to occur, the unrealized gains and losses on the related hedge are reclassified to the consolidated statement of income.  (See Note 12 to the financial statements for further explanation.)

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

        In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  The rescission of Statement 4 is the only portion of this SFAS which currently has an impact on the Company.  Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  SFAS No. 145 eliminates Statement 4.  As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30.  The provisions of SFAS No. 145 related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002.  Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified.  Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged.  The Company adopted this pronouncement effective the third quarter ended July 31, 2002 and restated prior periods.  See Note 9 to the financial statements regarding the impact of adoption.

        In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 address financial accounting and reporting for costs associated with exit or disposal activities and nullifies

Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provision of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company is currently evaluating the effects of adopting this pronouncement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following discussion of the Company and its subsidiaries’ exposure to various market risks contains “forward-looking statements” that involve risks and uncertainties.  These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to the Company.  Nevertheless, because of the inherent unpredictability of interest rates and metal commodity prices as well as other factors, actual results could differ materially from those projected in such forward-looking information.

Interest Rate Risk

The Company holds certain floating-rate obligations.  The exposure of these obligations to increases in short-term interest rates is limited for $100 million of this variable rate debt by interest rate swap agreements entered into by the Company.  These swap agreements effectively fix the interest rate, thus limiting the potential impact that increasing interest rates would have on earnings.  Under these swap agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and received on a LIBOR based variable rate (1.83% at July 31, 2002).  At July 31, 2002 and October 31, 2001, the fair market value related to the interest rate swap agreements was a loss of $5.0 million and $7.3 million, respectively.  If the floating rates were to change by 10% from July 31,2002 levels, the fair market value of these swaps would change by approximately $150 thousand.  However, it should be noted that any change in value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Commodity Price Risk

The Company’s Nichols Aluminum business uses futures contracts to hedge a portion of its exposure to price fluctuations of aluminum.  The exposure is related to the Company’s backlog of aluminum sales orders with committed prices as well as future aluminum sales for which a sales price increase would lag a raw material cost increase.

          As of October 31, 2001, open London Metal Exchange (“LME”) forward contracts had maturity dates extending through October 2003.  At October 31, 2001, these contracts covered notional volumes of approximately 45.4 million pounds and had a fair value net loss of approximately $1.8 million, which was recorded as part of other current and non-current assets and liabilities in the financial statements.  As of July 31, 2002, open LME forward contracts have maturity dates extending through December 2003.  At July 31, 2002, these contracts covered notional volumes of approximately 3.3 million pounds.  These contracts had fair value gains of approximately $4 thousand, which are recorded as part of “Other current assets” and “Other assets” in the financial statements, and fair value losses of approximately $32 thousand, which were recorded as “Other current liabilities” and “Other liabilities” in the financial statements.  A hypothetical 10% change from the July 31, 2002 average London Metal Exchange (“LME”) ingot price on these contracts of $.616 per pound would increase or decrease the unrealized pretax gains/losses related to these contracts by approximately $204 thousand.  However, it should be noted that any change in the value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the cost of purchased aluminum scrap.

Other than the items mentioned above, there were no other material quantitative or qualitative changes during the nine months of fiscal 2002 in the Company’s market risk sensitive instruments.

PART II.  OTHER INFORMATION

Item 5 — Other Information

On June 14, 2002, the Company announced the retirement of Robert V. Kelly, Jr., President of the Vehicular Products Group, after 25 years of service.  In tandem with Kelly’s retirement, Mark A. Marcucci, former Vice President and General Manager of MACSTEEL was promoted to President of MACSTEEL, effective June 1, 2002.  Marcucci joined Quanex in 1991 as Melting Superintendent for the MACSTEEL Jackson, Michigan plant.  In November 2001, he was promoted to Vice President and General Manager of MACSTEEL.  Prior to joining Quanex, Marcucci was employed in various manufacturing management positions with Copperweld Steel Company.  He was awarded a bachelor’s degree in Material Science Engineering from Youngstown State University.

        On July 29, 2002, Quanex announced that Robert C. Ballou, 49, joined the Company as President — Vehicular Products Group.  He will report directly to Raymond A. Jean, Chairman and Chief Executive Officer of Quanex.  Ballou brings to Quanex more than twenty-five years of experience in leadership positions in the automotive and heavy-duty truck industries.  Before joining Quanex, he was President of the Components Group of Hendrickson International, a manufacturer of heavy-duty truck suspensions and components from 1999 to 2001.  From 1995 to 1999 Bob was Group Vice President of Newcore, Inc., a manufacturer of components and machine tools for the automotive and off-highway markets.  His automotive career began as a Co-Op student with General Motors and progressed through increasingly responsible positions within GM as well as with Coltec Industries and MascoTech.  Bob graduated from General Motors Institute in Flint, Michigan with a Bachelor of Science degree in Mechanical Engineering.  He has also earned a Masters of Engineering degree from Cornell University in Ithaca, New York.

        In announcing Ballou’s assignment, Ray Jean said, “Bob’s strategic acumen coupled with his in-depth operational and lean manufacturing experience will strengthen our corporate leadership team.  We look forward to the application of Bob’s expertise to accelerate implementation of our key success factors and to identify paths for growth.”

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

4.4

$250,000,000 Revolving Credit and Term Loan Agreement dated as of July 23, 1996, among the Company, Comerica Bank, as Agent, and Harris Trust and Savings Bank and Wells Fargo Bank (Texas), NA as Co-Agents, filed as Exhibit 4.1 of the Company’s Report on Form 8- K, (Reg. No. 001-05725) dated August 9, 1996, and incorporated herein by reference.

99.1	Certification by chief financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by chief executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QUANEX CORPORATION

/s/ Viren M. Parikh
Viren M. Parikh
Date: August 29, 2002	Controller (Chief Accounting Officer)

/s/ Terry M. Murphy
Terry M. Murphy
Date: August 29, 2002	Vice President — Finance and Chief Financial Officer

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

99.1	Certification by chief financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by chief executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.