Form 10-K
period 2002-10-31
QUANEX CORP
filed 2002-12-20
CIK 276889

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5725

QUANEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-1872178 (I.R.S. Employer Identification No.)
1900 West Loop South, Suite 1500, Houston, Texas (Address of principal executive offices)	77027 (zip code)
(713) 961-4600 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.50 par value	New York Stock Exchange, Inc.
Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act:

NONE

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the registrant's voting stock held by non-affiliates as of November 30, 2002, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $498,490,477. Such calculation assumes only the registrant's officers and directors were affiliates of the registrant.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting common equity held by non-affiliates as of April 30, 2002, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $506,334,420. Such calculation assumes only the registrant's officers and directors were affiliates of the registrant.

        At December 13, 2002, there were outstanding 16,443,519 shares of the registrant's Common Stock, $.50 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement, to be filed with the Commission within 120 days of October 31, 2002, for its Annual Meeting of Stockholders to be held on February 26, 2003, are incorporated herein by reference in Items 10, 11, 12, and 13 of Part III of this Annual Report.

TABLE OF CONTENTS

PART I
Item 1.	Business
General
Business Developments in Fiscal 2002
Manufacturing Processes, Markets and Product Sales by Business Segment
Raw Materials and Supplies
Backlog
Competition
Sales and Distribution
Seasonal Nature of Business
Service Marks, Trademarks, Trade Names and Patents
Research and Development
Environmental Matters
Employees
Financial Information About Foreign and Domestic Operations
Website
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant's Common Equity and Related Security Holder Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative\Qualitative Disclosure
Item 8.	Financial Statements and Supplementary Data
Item 9.	Disagreements on Accounting and Financial Disclosure
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Controls and Procedures
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

        The Company's businesses are managed on a decentralized basis. Each operating division has administrative, operating and marketing functions. The Company measures each division's return on investment, and seeks to reward superior performance with incentive compensation, which is a significant portion of total compensation for salaried employees. Intercompany sales are conducted on an arms-length basis. Operational activities and policies are managed by corporate officers and key division executives. Also, a small corporate staff provides corporate accounting, financial and treasury management, tax, and human resource services to the operating divisions.

        Quanex is a technological leader in the production of engineered carbon and alloy steel bars, aluminum flat-rolled products, and precision-formed metal and wood products which primarily serve the vehicular products and building products markets. The Company uses state-of-the-art manufacturing technologies, low-cost production processes, and engineering and metallurgical expertise to provide customers with specialized products for specific applications. Quanex believes these capabilities also provide the Company with unique competitive advantages. The Company's growth strategy is focused on the continued penetration of its two target markets, vehicular products and building products, and protecting, nurturing and growing its two core businesses, MACSTEEL and Engineered Products, that serve those markets.

Business Developments in Fiscal 2002

        In February 2002, Quanex completed the purchase of Colonial Craft, Inc. ("COLONIAL CRAFT"), a leading manufacturer of value-added, wood and door (fenestration) related wood products, located in Roseville, Minnesota (relocated to Mounds View, Minnesota in December 2002). COLONIAL CRAFT manufactures custom wood window accessories and their two primary product lines are hardwood architectural mouldings and wood window grilles used by wood window manufacturers. The company compliments Quanex's other Engineered Products businesses by serving a similar customer base.

        In the Company's MACSTEEL operations, rotary centrifugal continuous casters are used with an in-line manufacturing process to produce bearing grade quality, seam-free, engineered carbon and alloy steel bars that enable Quanex to participate in higher margin markets within its vehicular products market. Since 1990, the Company has invested approximately $285 million to enhance its steel bar manufacturing and refining processes, to improve rolling and finishing capability, and to expand shipping capacity at its MACSTEEL operations to approximately 720,000 tons per year. Phases I through VI of the MACSTEEL expansions have been completed. Phase V, completed in December 2000, included projects at MACSTEEL Heat Treating, based in Huntington, Indiana, where a third processing line was built, and at Pleasant Prairie, Wisconsin-based MACSTEEL NitroSteel, where efficiency enhancing equipment has been installed. In Phase VI, finished in December 2002, the Company installed additional equipment at each of the MACSTEEL plants in Jackson, Michigan, and Ft. Smith, Arkansas to increase their bar cutting capability and value-added turning capacity. This project increased MACPLUS engineered steel bar shipping capacity by approximately 13% to 270,000 tons annually with the installation of two additional bar turning and polishing lines, one at the plant in Jackson, which was completed in December of 2001 and the other at the Ft. Smith plant, which was completed in December 2002. MACSTEEL now has a total of six value-added MACPLUS lines.

Manufacturing Processes, Markets, and Product Sales by Business Segment

        Quanex operates 18 manufacturing facilities in ten states in the United States. These facilities feature efficient plant design and flexible manufacturing processes, enabling the Company to produce a wide variety of custom engineered products and materials for the Company's vehicular products and building products markets. The Company is generally able to maintain minimal levels of finished goods inventories at most locations because it typically manufactures products to customer specifications upon order.

        During the latter portion of the fiscal year ended October 31, 2001, the Company completed a strategic review of its business, which resulted in a shift of strategy away from primarily a manufacturing "process" oriented enterprise to a more "market-focused" enterprise. As expected, the review underscored a high concentration of sales in two market segments—vehicular products and building products. Beginning in fiscal 2002, the Company realigned its management, strategy and tactics to support this new focus and now reports operations in those two market-focused segments.

        The majority of the company's products are sold into the vehicular products and building products markets with minimal sales to the industrial machinery and capital equipment markets.

        For financial information regarding each of Quanex's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and Note 14 to the Consolidated Financial Statements. For net sales of the Company by major product lines see Note 14 to the Consolidated Financial Statements. For the years ended October 31, 2002, 2001 and 2000, no one customer accounted for 10% or more of the Company's sales.

Vehicular Products Segment

        The vehicular products segment is comprised of MACSTEEL, Piper Impact and Temroc Metals. The segment includes engineered steel bar operations, impact-extrusion operations, steel bar and tube heat-treating services, steel bar and tube corrosion and wear resistant finishing services, and aluminum extrusion and fabricated metal products.

MACSTEEL

        The Company's engineered steel bar operations, which represent the majority of the segment's sales and operating income, are conducted through its MACSTEEL division. MACSTEEL includes two plants, one located in Ft. Smith, Arkansas, and the other in Jackson, Michigan, which in the aggregate are capable of shipping up to 720,000 tons annually of hot finished, precision engineered, carbon and alloy steel bars. The Company believes that MACSTEEL has the only two plants in North America using scrap-fed continuous rotary centrifugal casting technology. This casting process produces seam-free bars, without surface defects or inclusions, thereby reducing the need for subsequent surface conditioning. The continuous casting and automated in-line manufacturing operations at the MACSTEEL plants substantially reduce labor and energy costs by eliminating the intermittent steps that characterize manufacturing operations at most larger, and particularly integrated steel mills. The Company typically sells only complete heat lots, or batches, which are made to specific customer requirements.

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

        As a result of its state-of-the-art continuous manufacturing technology, which reduces labor and energy costs and process yield loss, the Company believes that MACSTEEL is one of the lowest cost producers of engineered carbon and alloy steel bars in North America. The Company believes that energy costs at MACSTEEL are significantly lower than those of its competitors because its bars are moved directly from the caster to the rolling mill before cooling, eliminating the need for costly reheating. MACSTEEL's low unit labor costs are achieved with its highly automated manufacturing process, enabling it to produce finished steel bars using less than two man-hours of labor per ton compared with an estimated average of four to five man-hours per ton for U.S. integrated steel producers.

        MACSTEEL products are custom manufactured primarily for the vehicular product markets serving the passenger car, light truck, sport utility vehicle, heavy truck, anti-friction bearing, off-road and farm equipment, and seamless tubular industries. These industries use engineered steel bars in critical applications such as camshafts, crankshafts, transmission gears, wheel spindles and hubs, bearing components, steering components, hydraulic mechanisms and seamless tube production. Also, MACSTEEL engineered steel bars are used for the manufacture of components for safety critical steel air bag inflators at the Company's Piper Impact plant in New Albany, Mississippi.

        Also included in the MACSTEEL division is a heat treating plant in Huntington, Indiana ("Heat Treat") and a plant in Pleasant Prairie, Wisconsin that improves the wear and corrosion resistance properties of steel bars and tubes ("NitroSteel").

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

Piper Impact

        Piper Impact includes two impact-extrusion facilities in New Albany, Mississippi, dedicated to aluminum and steel impact-extruded products.

        Piper Impact is a manufacturer of custom designed, impact extruded aluminum and steel parts primarily for vehicular and defense applications. Piper Impact's operations use impact extrusion technology to produce highly engineered near-net shaped components from aluminum and steel slugs. The pressure resulting from the impact of the extrusion presses causes metal to flow into the desired shape. This cost efficient cold forming of the metal results in a high quality, work hardened product with a superior finish. Products may be further processed with heat-treating and precision machining. The parts are then delivered to customers' assembly lines, requiring little or no additional processing. Though down from prior years, one customer remains a majority of Piper's sales for use in the automotive air bag systems.

Temroc Metals

        Temroc Metals is located in Hamel, Minnesota. Temroc Metals is an aluminum extruder and fabricator of metal products. The single facility manufactures engineered products that primarily serve the outdoor recreational vehicular products market.

Building Products Segment

        The building products segment is comprised of the Engineered Products and Nichols Aluminum divisions. The segment includes four fabricated metal components operations, two wood fenestration product operations, two aluminum sheet casting and three stand alone finishing operations.

Engineered Products

        The Engineered Products division, which includes AMSCO in Rice Lake, Wisconsin, HOMESHIELD, with two plants in Chatsworth, Illinois, IMPERIAL PRODUCTS in Richmond, Indiana, and COLONIAL CRAFT in Roseville and Maplewood, Minnesota (relocated to Mounds View, Minnesota in December 2002) and Luck, Wisconsin, produces various engineered products for the building products markets. These products include aluminum window and patio door screens, window frames, residential exterior door products, custom wood window grilles and accessories, and a broad line of custom designed, roll-formed aluminum products and stamped aluminum shapes for manufacturers of premium wood windows and vinyl windows for the home improvement, residential, and commercial construction markets. AMSCO combines strong product design and development expertise with reliable, just-in-time delivery. HOMESHIELD also coats and/or paints aluminum sheet in many colors, sizes, and finishes, and fabricates aluminum coil into rain carrying systems, soffit, exterior housing trim and roofing products. IMPERIAL PRODUCTS produces sophisticated residential exterior door thresholds, astragals, patio door systems and other miscellaneous door components. COLONIAL CRAFT produces custom hardwood architectural moulding and window and door accessories for premium wood window manufacturers.

Nichols Aluminum

        Nichols Aluminum manufactures mill finished and coated aluminum sheet for the building products market and the food packaging market. The division comprises five plants: a thin-slab casting and hot rolling mill ("NAC") located in Davenport, Iowa, three cold rolling and finishing plants located in Davenport, Iowa ("NAD"), Lincolnshire, Illinois ("NAL"), and Decatur, Alabama ("NAA"), and Nichols Aluminum–Golden ("NAG"), an aluminum production facility located in Fort Lupton, Colorado.

        NAC's mini-mill uses an in-line casting process that can produce 400 million pounds of reroll (hot-rolled aluminum sheet) annually. The mini-mill converts aluminum scrap to sheet through melting, continuous casting, and in-line hot rolling processes. NAC has shredding and blending capabilities, including two rotary barrel furnaces and dross recovery system that broaden its sources of raw material, allow it to melt cheaper grades of scrap, and improve raw material yields. Delacquering equipment improves the quality of the raw material before it reaches the melting furnaces by burning off combustibles in the scrap. Scrap is blended using computerized processes to most economically achieve the desired molten aluminum alloy composition.

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

        Operations at NAG include melting and casting aluminum into sheet, cold rolling to specific gauge, annealing, leveling, custom coating and slitting to width. NAG manufactures high quality aluminum sheet from scrap, then finishes the sheet for specialized applications primarily for food packaging markets.

Raw Materials and Supplies

        The Company's MACSTEEL plants purchase their principal raw material, steel scrap or substitutes such as pig iron, beach iron and hot briquetted iron on the open market. Collection and transportation of these raw materials to the Company's plants can be adversely affected by extreme weather conditions. Prices for scrap also vary in relation to the general business cycle, typically declining in periods of slow economic activity.

        Temroc Metal's raw material consists primarily of aluminum billet, which it purchases from several suppliers on the open market.

        Piper Impact's raw material consists of aluminum bars and slugs that it purchases on the open market, and steel bars that it purchases from MACSTEEL.

        AMSCO and HOMESHIELD's primary raw material is coated and uncoated aluminum sheet purchased primarily from Nichols Aluminum. Raw materials utilized at IMPERIAL PRODUCTS include aluminum, wood and vinyl that are available from a number of suppliers. Prices for aluminum are typically set on a monthly basis based upon market rates. In addition, IMPERIAL PRODUCTS purchases two types of wood materials—hardwood and softwood, which it purchases at market prices.

        COLONIAL CRAFT's primary raw material is kiln-dried hardwood and softwood lumber. This is purchased from sawmills and lumber concentration yards throughout North America at market prices.

        Nichols Aluminum's principal raw material is aluminum scrap purchased on the open market, which can also be adversely affected by extreme weather conditions. Nichols purchases and sells aluminum ingot futures contracts on the London Metal Exchange to hedge against fluctuations in the price of aluminum scrap required to manufacture products for fixed-price sales contracts.

Backlog

        At October 31, 2002, Quanex's backlog of orders to be shipped in the next twelve months was approximately $240 million. This compares to approximately $165 million at October 31, 2001. Because many of the markets in which Quanex operates have short lead times, the Company does not believe that backlog figures are reliable indicators of annual sales volume or operating results.

Competition

        The Company's products are sold under highly competitive conditions. Quanex competes with a number of companies, some of which have greater financial and other resources than the Company. Competitive factors include product quality, price, delivery, and the ability to manufacture to customer specifications. The amounts of engineered steel bars, aluminum mill sheet products, engineered products and impact extruded products manufactured by the Company generally represent a small percentage of annual domestic production.

        MACSTEEL competes primarily with one large integrated steel producer and two large non-integrated steel producers. Although these producers may be larger and have greater resources than the Company, Quanex believes that the technology used at MACSTEEL facilities permits it to compete effectively in the markets it serves.

        Piper Impact competes with several other impact extrusion companies, and companies that offer other technologies that can provide similar products, on the basis of design, quality, price and service. Temroc Metals competes largely with other small aluminum extrusion and machining facilities.

        Engineered Products competes with many small and midsize metal and wood fabricators and wood moulding facilities, primarily on the basis of custom engineering, product development, quality, service, and price. The division also competes against in-house operations of vertically integrated fenestration original equipment manufacturers ("OEM"s).

        Nichols Aluminum competes with many small and large aluminum sheet manufacturers. Some of these competitors are divisions or subsidiaries of major corporations with substantially greater resources than the Company. The Company also competes with major aluminum producers in coil-coated and mill finished products, primarily on the basis of the breadth of product lines, the quality and responsiveness of its services, and price.

Sales and Distribution

        The Company has sales organizations with sales representatives in many parts of the U.S. MACSTEEL sells engineered steel bars primarily to tier-one or tier-two suppliers through its sales organization and manufacturers' representatives. Piper Impact and Temroc Metals sell directly to OEMs. The Engineered Products division's products are sold primarily to OEMs, except for some residential building products, which are also sold through distributors. Nichols Aluminum products are sold directly to OEMs and through metal service centers.

Seasonal Nature of Business

        Sales for Engineered Products and Nichols Aluminum are seasonal. The primary markets of these divisions are in the Northeast and Midwest regions of the United States, where winter weather typically reduces homebuilding and home improvement activity. These divisions typically experience their lowest sales during the Company's first fiscal quarter. Profits tend to be lower in quarters with lower sales because a high percentage of their manufacturing overhead and operating expense is due to labor and other costs that are generally semi-variable throughout the year.

        Sales for the other businesses in which the Company competes are generally not seasonal. However, due to the number of holidays in the Company's first fiscal quarter, sales have historically been lower in this period as some customers reduce build schedules. As a result of reduced production days, combined with the effects of seasonality, the Company generally expects that, absent unusual activity, its lowest sales will occur in the first fiscal quarter.

Service Marks, Trademarks, Trade Names, and Patents

        The Company's Quanex, Quanex design, Seam-Free design, NitroSteel, MACGOLD, MACSTEEL, MACSTEEL design, MAC+, Ultra-Bar, Homeshield, Homeshield design, and "The Best Alloy & Specialty Bars" marks are registered trademarks or service marks. The Company's Piper Impact name is used as a service mark, but is not yet registered in the United States. The trade name Nichols-Homeshield and the Homeshield design trademarks are used in connection with the sale of the Company's aluminum mill sheet products and residential building products. The Homeshield, Piper Impact, Colonial Craft, MACSTEEL and Quanex word and design marks and associated trade names are considered valuable in the conduct of the Company's business. The businesses conducted by the Company generally do not depend upon patent protection. Although the Company holds numerous patents, in many cases, the proprietary technology that the Company has developed for using the patents is more important than the patents themselves.

Research and Development

        Expenditures for research and development of new products or services during the last three years were not significant. Although not technically defined as research and development, a significant amount of time, effort and expense is devoted to custom engineering and qualifying the Company's products for specific customer applications.

Environmental Matters

        Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, Quanex must make capital and other expenditures on an ongoing basis. The cost of environmental matters has not had a material adverse effect on Quanex's operations or financial condition in the past, and management is not aware of any existing conditions that it currently believes are likely to have a material adverse effect on Quanex's operations or financial condition.

        Under applicable state and federal laws, the Company may be responsible for, among other things, all or part of the costs required to remove or remediate wastes or hazardous substances at locations Quanex has owned or operated at any time. The Company is currently involved in environmental investigations or remediation at several such locations.

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

        Total remediation reserves, at October 31, 2002, for Quanex's current plants, former operating locations, and disposal facilities were approximately $17 million. Of that, approximately 80% is allocated to the cleanup of historical soil and groundwater contamination and other corrective measures at the Piper Impact division in New Albany, Mississippi. Depending upon such factors as the nature and extent of contamination, the cleanup technologies employed, and regulatory concurrences, final remediation costs may be more or less than amounts accrued; however, management believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities.

        Environmental agencies continue to develop regulations implementing the Federal Clean Air Act. Depending on the nature of the regulations adopted, Quanex may be required to incur additional capital and other expenditures sometime in the next several years for air pollution control equipment, to maintain or obtain operating permits and approvals, and to address other air emission-related issues. In fiscal 2003, the Company plans to have capital expenditures for equipment upgrades in order to comply with secondary aluminum production emissions standards at two of its Nichols Aluminum facilities. Based upon its analysis and experience to date, Quanex does not believe that its compliance with Clean Air Act requirements will have a material effect on its operations or financial condition.

        Quanex incurred approximately $4 million and $3 million during fiscal 2002 and 2001, respectively, in expenses in order to comply with existing environmental regulations. For 2003, the Company estimates expenses at various of its facilities will be approximately $3 million for continuing environmental compliance. Capital expenditures for compliance with existing or proposed environmental regulations were approximately $1.5 million during fiscal 2002 and were immaterial in 2001. For fiscal 2003, the Company estimates that capital expenditures for environmental compliance will be approximately $6 million, which includes amounts for upgrades related to secondary aluminum production emissions standards at two of its Nichols Aluminum facilities. Future expenditures relating to environmental matters will necessarily depend upon the application to Quanex and its facilities of future regulations and government decisions. Quanex will continue to have expenditures in connection with environmental matters beyond 2003, but it is not possible at this time to reasonably estimate the amount of those expenditures.

Employees

        At October 31, 2002, the Company employed 3,476 persons. Of the total employed, 31% were covered by collective bargaining agreements. A five-year collective bargaining agreement for Temroc Metals was ratified by the United Automobile Workers International Union of Americas in February, 2002. A five year collective bargaining agreement for Nichols Aluminum Casting and Nichols Aluminum Davenport was ratified by the International Brotherhood of Teamsters in November 2002. MACSTEEL Arkansas' collective bargaining agreement expires January 31, 2003 and negotiations for the renewal of that agreement will begin in January.

Financial Information About Foreign and Domestic Operations

        For financial information on the Company's foreign and domestic operations, see Note 14 of the Financial Statements contained in this Annual Report on Form 10-K.

Website

        The Company's required Securities and Exchange Act filings such as Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q are accessible free of charge on its website at www.Quanex.com.

Item 2.    Properties

        The following table lists Quanex's principal plants together with their locations, general character and the industry segment which uses the facility. (See Item 1, "Business", for some discussion of capacity of various facilities.)

Location	Plant	Square footage
Owned:	Vehicular Products
Fort Smith, Arkansas	MACSTEEL	614,000
Jackson, Michigan	MACSTEEL	386,000
Huntington, Indiana	Heat Treating	99,821
Pleasant Prairie, Wisconsin	NitroSteel	35,000
New Albany, Mississippi	Piper Impact (two plants)	683,000
Hamel, Minnesota	Temroc Metals	240,000
Owned:	Building Products
Lincolnshire, Illinois	Nichols Aluminum	142,000
Davenport, Iowa	Nichols Aluminum	236,000
Davenport, Iowa	Nichols Aluminum Casting	300,000
Fort Lupton, Colorado	Nichols Aluminum Golden	240,400
Rice Lake, Wisconsin	AMSCO	336,000
Chatsworth, Illinois	HOMESHIELD (two plants)	218,000
Richmond, Indiana	IMPERIAL PRODUCTS	92,000
Luck, Wisconsin	COLONIAL CRAFT	105,000
Leased (3 leases expiring 2003, 2003 and 2008, respectively):
Maplewood, Minnesota(1)	COLONIAL CRAFT	35,000
Roseville, Minnesota(1)	COLONIAL CRAFT	48,000
Mounds View, Minnesota	COLONIAL CRAFT	125,000
Leased (4 leases expiring 2003, 2004, 2005 and 2018):
Decatur, Alabama	Nichols Aluminum Alabama	410,000
Leased (expires 2010):	Executive Offices
Houston, Texas	Quanex Corporation	21,000

(1)
These leases expire during fiscal 2003. COLONIAL CRAFT consolidated these facilities into the Mounds View, Minnesota facility in December 2002.

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

        None.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        Quanex's common stock, $.50 par value, is traded on the New York Stock Exchange, under the ticker symbol: NX. Quarterly stock price information and annual dividend information for the common stock is as follows:

Quarterly Common Stock Dividends

Quarter Ended	2002	2001	2000	1999	1998
January	.16	.16	.16	.16	.16
April	.16	.16	.16	.16	.16
July	.16	.16	.16	.16	.16
October	.16	.16	.16	.16	.16

Total	.64	.64	.64	.64	.64

Quarterly Common Stock Sales Price (High & Low)

Quarter Ended	2002	2001	2000	1999	1998
January	29.64	21	26.5625	23.875	30.4375
	25.71	16.375	19.0625	16.8125	27.0625
April	38.35	21.15	23.6875	26.25	33.8125
	28.63	17.35	16.125	15.375	28.50
July	44.19	27.55	18.625	29	32.1875
	31.01	20.70	14.375	25.125	27.25
October	40.55	27.48	20.6875	27.375	27.875
	33.18	20.75	17.0625	20.125	15.625

        The terms of Quanex's new revolving credit agreement, which was entered into in November 2002, does not specifically limit the total amount of dividends and other distribution on its stock. However, the covenant to maintain a certain fixed charge coverage ratio indirectly impacts the Company's ability to pay dividends. As of October 31, 2002, the aggregate amount available for dividends under the new credit facility was approximately $33 million.

        There were 5,006 holders of Quanex common stock (excluding individual participants in securities positions listings) on record as of November 30, 2002.

        The following table summarizes as of October 31, 2002, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	777,137	$23	593,143
Equity compensation plans not approved by security holders(1)	163,465	23	130,454

Total	940,602	$23	723,597

(1)
The Quanex Corporation 1997 Key Employee Stock Plan was approved by the Company's Board of Directors in October 1997. This plan provides for the granting of stock options to eligible persons employed by the Company who are not executive officers of the Company. Under the plan, the total number of stock options which may be granted is 400,000 shares. Stock options may be granted at not less than the fair market value (as defined in the plan) on the date the options are granted and generally become exercisable after one year in 33 1/3 percent annual increments. The options expire ten years after the date of grant. The Board of Directors may amend, terminate or suspend the plan at any time.

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

        EBITDA:    Earnings before interest, taxes, depreciation and amortization, excluding unusual items.

        Return on investment:    The sum of net income and the after-tax effect of interest expense less capitalized interest divided by the sum of the averages for long-term debt and stockholders' equity.

        Return on common stockholders' equity:    Net income attributable to common stockholders divided by average common stockholders' equity.

Financial Summary 1997–2002

Fiscal years ended October 31,	2002	2001	2000		1999	1998	1997
	($ thousands, except per share data)
Revenues and Earnings
Net sales(1),(8)	994,387	924,353	964,518		834,902	821,507	768,743
Cost of sales including operating depreciation and amortization	855,177	809,027	841,047		706,607	707,971	666,691

Gross profit	139,210	115,326	123,471		128,295	113,536	102,052
Piper Impact Asset Impairment Charge	—	—	56,300	(2)	—	58,500 (2)	—
Loss on sale of Piper Impact Europe	—	—	14,280	(3)	—	—	—
Other depreciation and amortization	1,502	3,808	3,308		3,434	5,059	3,669
Selling, general and administrative expenses	54,408	54,202	53,545		53,104	47,713	43,375

Operating income (loss)	83,300	57,316	(3,962)		71,757	2,264	55,008
Percent of net sales(8)	8.4	6.2	(0.4)		8.6	0.3	7.2
Retired executive life insurance benefit (See Note 5 to financial statements)	9,020
Other income—net	2,227	3,195	2,420		2,021	2,278	1,637
Interest expense—net	12,933	14,889	13,314		12,791	10,506	14,002

Income (loss) before income taxes and income from discontinued operations	81,614	45,622	(14,856)		60,987	(5,964)	42,643
Income taxes (credit)	26,132	16,428	(5,191)		21,271	(2,087)	14,925

Income (loss) from continuing operations	55,482	29,194	(9,665)		39,716	(3,877)	27,718
Income from discontinued operations	0	—	—		—	—	5,176
Gain on sale of discontinued operations	0	—	—		—	13,046	36,290

Net income (loss)	55,482	29,194	(9,665)		39,716	9,169	69,184
Percent of net sales(8)	5.6	3.2	(1.0	)(7)	4.8	1.1 (6)	9.0	(5)

Per Share Data
Basic Earnings per share:
Income (loss) from continuing operations	3.74	2.18	(0.70)		2.79	(0.27)	2.01
Income from discontinued operations	—	—	—		—	—	0.37
Gain on sale of discontinued operations	—	—	—		—	0.92	2.63
Net earnings (loss)	3.74	2.18	(0.70	)(7)	2.79	0.65 (6)	5.01
Cash dividends declared	0.64	0.64	0.64		0.64	0.64	0.61
Book value	25.67	20.88	19.90		21.24	19.19	19.13
Average shares outstanding (000)	14,823	13,399	13,727		14,234	14,149	13,807
Market closing price range:
High	44.15	27.38	26.56		28.94	33.50	36.50
Low	25.89	17.00	14.38		15.50	16	23.38

Financial Position—Year End
Working capital	100,997	102,288	104,944		76,247	62,979		52,818
Property, plant and equipment—net	353,132	357,635	338,248		406,841	395,054		379,071
Other assets	100,207	103,118	71,665		71,218	69,422		119,738
Total assets	689,140	697,631	645,859		690,446	674,288		685,705

Noncurrent deferred income taxes	29,210	29,282	27,620		43,910	33,412		48,111
Long-term debt	75,131	219,608	191,657		179,121	188,302		201,858
Stockholders' equity	421,395	279,977	266,497		301,061	272,044		268,823
Total capitalization	496,526	499,585	458,154		480,182	460,346		470,681
Long-term debt percent of capitalization	15.2	44.0	41.8		37.3	40.9		42.9

Other Data
Asset turnover(8)	1.4	1.4	1.4		1.2	1.2		1.2
Current ratio	1.7 to 1	1.8 to 1	1.8 to 1		1.6 to 1	1.4 to 1		1.4 to 1
Return on average investment—percent	12.8	8.1	(0.2	)(7)	10.0	3.4	(6)	16.7	(5)
Return on average common equity—percent	15.8	10.7	(3.4	)(7)	13.9	3.4	(6)	29.7	(5)

EBITDA(4)	129,092	104,567	116,061		118,217	102,439		92,541
Depreciation and amortization	43,987	43,910	48,445		45,883	42,400		37,865
Capital expenditures	34,513	55,640	42,355		60,934	60,936		69,146
Backlog for shipment in next 12 months	325,000	185,000	157,830		164,128	183,847		225,498

Number of stockholders	5,030	5,313	5,697		5,113	5,720		5,488
Average number of employees	3,378	3,340	3,361		3,393	3,261		2,994
Sales per employee(8)	294	277	287		246	252		257

Note:	Several acquisitions and divestitures have been made in past years. See Notes 2 and 3 to the financial statements for a description of these transactions.
(1)	Excludes sales from discontinued operations for the fiscal year 1997 of $187,123.
(2)	During fiscal 2000 and 1998, Piper Impact recorded a $56.3 million and $58.5 million, respectively, asset impairment charge as described by Statement of Financial Accounting Standards No. 121. See Footnote 4 to the financial statements for further information.
(3)	See Note 3 to the financial statements for further information regarding the loss on the sale of Piper Impact Europe.
(4)	EBITDA is defined as earnings before interest, taxes, depreciation and amortization, excluding unusual items such as the Retired executive life insurance benefit, Piper Impact asset impairment charges and the Loss on the sale of Piper Impact Europe.
(5)	Includes gain on sale of discontinued operations.
(6)	Includes effect of Piper Impact's asset impairment charge ($58.5 million in fiscal 1998) and gain on sale of discontinued operations ($13 million in fiscal 1998).
(7)	Includes effect of Piper Impact's asset impairment charge ($56.3 million in fiscal 2000) and the loss on sale of Piper Impact Europe ($14.3 million in fiscal 2000).
(8)	Beginning in fiscal 2001, freight costs are no longer netted against sales, they are included in cost of sales. Prior year's net sales and sales ratios have been restated to conform to this presentation.

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

        Factors exist that could cause the Company's actual results to differ materially from the expected results described in or underlying our Company's forward-looking statements. Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, energy costs, interest rates, construction delays, market conditions, particularly in the vehicular and home building and remodeling markets, any material changes in purchases by the Company's principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company's successful implementation of its internal operating plans, and acquisition strategies, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved. All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

Results of Operations

Overview

Summary Information as % of Sales

	Fiscal Year Ended October 31,
	2002		2001		2000
	Dollar Amount	% of Sales	Dollar Amount	% of Sales	Dollar Amount	% of Sales
	(Dollars in millions)
Net Sales	$994.4	100%	$924.3	100%	$964.5	100%
Cost of Sales	813.0	82	769.3	83	796.4	83
Selling, general and admin.	54.4	6	54.2	6	53.5	5
Depreciation and amortization	43.7	4	43.5	5	47.9	5
Piper Impact Impairment Charge	—	—	—	—	56.3	6
Loss on sale of Piper Impact Europe	—	—	—	—	14.3	1

Operating Income (Loss)	83.3	8%	57.3	6%	(3.9)	0%
Interest Expense	(14.8)	(1)	(16.6)	(1)	(15.3)	(2)
Capitalized Interest	1.9	0	1.7	0	1.9	0
Retired executive life insurance benefit	9.0	1	—	0	—	0
Other, net	2.2	0	3.2	0	2.4	0
Income tax benefit (expense)	(26.1)	(2)	(16.4)	(2)	5.2	1

Net income (loss)	$55.5	6%	$29.2	3%	$(9.7)	(1)%

        The Company achieved record level net sales and operating income in fiscal 2002 and demonstrated its ability to generate healthy results notwithstanding the somewhat weak broad-based economic climate. The Company also ended the year with a strong balance sheet as the total debt to capitalization ratio decreased from 44% as of October 31, 2001 to 15.2% at October 31, 2002.

Acquisitions/Divestitures Since October 31, 1999

        In January 2000, the Company purchased from Alcoa, Inc. the Golden Aluminum production facility based in Fort Lupton, Colorado. Quanex acquired the assets of the facility for $9 million plus working capital valued at approximately $13 million. The newly acquired facility became part of Quanex's flat-rolled aluminum sheet division—Nichols Aluminum in the building products segment. It was renamed Nichols Aluminum–Golden, Inc., ("Nichols Aluminum–Golden"), a wholly owned subsidiary of Quanex.

        Operations at Nichols Aluminum–Golden include melting and casting aluminum into sheet made from a blend of primary P1020 ingot and selected grades of scrap metal, cold rolling it to specific gauge, annealing, leveling, custom coating and slitting to width. Nichols Aluminum–Golden can produce up to 60 million pounds annually of high quality metal for engineered applications in niche markets, such as end and tab stock for food and beverage packaging, metal components for computer disks, and home accessory products.

        In April 2000, the Company acquired the stock of Imperial Products, Inc., a leading manufacturer of value-added exterior door components based in Richmond, Indiana, for approximately $15 million. Imperial Products, Inc., ("IMPERIAL PRODUCTS"), operates as a wholly owned subsidiary of Quanex. This acquisition expands the specialized design and manufacturing operations of Quanex's Engineered Products division in the building products segment.

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

        On November 30, 2000, the Company completed the purchase of all of the capital stock of Temroc Metals, Inc. ("Temroc"), a Minnesota corporation for approximately $22 million in cash. Temroc, as a surviving corporation, became a wholly owned subsidiary of the Company. Temroc has production facilities in Hamel, Minnesota, where it manufactures customized aluminum extrusions and fabricated metal products for recreational vehicles, architectural products, electronics and other markets. Temroc has become part of the Company's vehicular products segment and will continue to operate as a manufacturer of aluminum extrusions and fabricated metal products.

        On February 12, 2002, Quanex completed the purchase of certain assets and assumption of certain liabilities of Ekamar, Inc., formerly known as Colonial Craft, Inc., a Minnesota corporation, through its wholly owned subsidiary, Quanex Windows, Inc., for approximately $17.3 million in cash, $1.5 million of which has been set aside in an escrow fund for environmental and certain other issues that may arise. The business operates as a wholly owned subsidiary of the Company and has been renamed Colonial Craft, Inc. ("COLONIAL CRAFT"). COLONIAL CRAFT is a leading manufacturer of value-added, fenestration related wood products based in Roseville, Minnesota (relocated to Mounds View, Minnesota in December 2002). COLONIAL CRAFT manufactures custom wood window accessories with two primary product lines: wood window grilles and hardwood architectural mouldings. COLONIAL CRAFT has become part of the Engineered Products division within the building products business segment. COLONIAL CRAFT provides direct synergy with one of the Company's two core businesses, sharing a similar customer base with Engineered Products.

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

        The Company completed a strategic review of its business during fiscal 2001, which resulted in a shift of strategy away from primarily a manufacturing "process" oriented enterprise to a more "market focused" enterprise. The chief executive officer believes the focus on customers will provide a more effective corporate strategy to drive growth and shareholder value. As expected, the review underscored a high concentration of sales in two market segments—vehicular products and building products. The Company has made organizational and reporting changes aligned to this new strategy. The chief executive officer evaluates performance and allocates the Company's resources under this segment structure.

        The vehicular products segment is comprised of MACSTEEL, Piper Impact (US operations only) and Temroc. That segment's main driver is North American light vehicle builds. MACSTEEL's sales and operating income for fiscal 2002 represented approximately 80% and 95%, respectively of the segment's results. The building products segment is comprised of Engineered Products and Nichols Aluminum. The main drivers of this segment are residential housing starts and remodeling expenditures. For fiscal 2002, Engineered Products' sales and operating income represented about 30% and 65% of the segment's results.

        The following table sets forth selected operating data for the Company's two business segments:

	Years Ended October 31,
	2002	2001	2000
		(In thousands)
Vehicular Products: (2)(3)
Net sales	$459,531	$439,307	$444,124
Operating income	57,606	47,466	(8,052)
Depreciation and amortization	27,849	25,905	28,769
Identifiable assets	$363,559	$362,442	$321,204
Building Products: (1)(4)
Net sales	$534,856	$485,046	$502,562
Operating income	37,985	23,662	35,830
Depreciation and amortization	15,492	17,061	16,408
Identifiable assets	$283,475	$269,387	$291,164

(1)
Fiscal 2000 results include Nichols Aluminum–Golden operations acquired January 25, 2000 and IMPERIAL PRODUCTS operations, acquired April 2000. See Note 2 to the consolidated financial statements.
(2)
Fiscal 2001 results include Temroc operations, acquired November 2000. See Note 2 to the consolidated financial statements.
(3)
Fiscal 2000 results include the $56.3 million asset impairment charge relating to Piper Impact facilities in New Albany, Mississippi. See Note 4 to the consolidated financial statements.
(4)
Fiscal 2002 results include Colonial Craft operations, acquired February 2002. See Note 2 to the consolidated financial statements.

        Within the vehicular products segment, strong North American light vehicle builds continued to drive demand for MACSTEEL's engineered steel bar products. This year's light vehicle builds, which had been estimated to be about 15.2 million builds at the beginning of fiscal 2002, will finish the calendar year closer to 16.6 million, exceeding 2001 builds by approximately 8%. On top of these build rates, MACSTEEL remains the supplier of choice and continues to capture new business. Ongoing lean manufacturing initiatives also contribute to MACSTEEL's success. The other businesses within the vehicular products segment also earned positive operating income for fiscal year 2002. However, Piper Impact experienced approximately a $1 million loss in the fiscal fourth quarter as aluminum airbag sales continued to decline and new business was slower than expected. New business prospects look promising, but meaningful sales volumes are slow to materialize.

        Within the building products segment, strong residential housing starts and remodeling expenditures during fiscal 2002 resulted in strong demands and operating results for both Engineered Products and Nichols Aluminum. For Engineered Products, this strong level of demand, combined with improved productivity through lean manufacturing efforts, resulted in record net sales and operating income even without the results of the COLONIAL CRAFT acquisition.

Outlook

        For 2003, Quanex believes it is in a position to outperform the markets it serves. The Company expects its primary drivers to be down slightly for fiscal 2003 when compared to 2002 levels. However, it expects to offset nominal market weakness with more value-added products at both MACSTEEL and Nichols Aluminum, price relief at MACSTEEL and new programs at Engineered Products. Market share gains at several business units should also bolster revenues. On the cost side, lean manufacturing initiatives are expected to contribute to margin improvement.

        Quanex will continue to explore both internal and external growth opportunities in fiscal 2003. The Company has purposely built a tough set of prerequisites for any acquisition candidate recognizing the fact that acquisitions have inherent risks. Generally, acquisition candidates must support one of the two core businesses: MACSTEEL or Engineered Products. An acquisition candidate should have projections to earn in excess of its cost of capital by at least the third year. Quanex will continue to look for opportunities for internal growth. Currently the Company is looking at ways to further increase both base load and value-added capabilities of MACSTEEL and ways to add more painted production at Nichols Aluminum with small investments.

        The Company's fiscal first quarter (November, December and January) is historically its least profitable as there are fewer production days due to the holidays, customers manage year-end inventories tightly and the winter months reduce building product sales. Because this year's strong inventory replenishment activity during the first quarter is not expected to repeat in fiscal 2003, the diluted earnings per share for the fiscal first quarter 2003 may be near the results of this year's first quarter. Assuming a slowly recovering economy, the Company would expect to report sequentially better operating results for the other quarters of fiscal 2003 compared to 2002.

2002 Compared to 2001

        Net Sales—Consolidated net sales for fiscal 2002 were $994.4 million representing an increase of $70.0 million, or 8%, when compared to consolidated net sales for fiscal 2001. Both the vehicular and building products segments experienced increased net sales.

        Net sales from the Company's vehicular products segment for fiscal 2002 were $459.5 million representing an increase of $20.2 million, or 5%, when compared to the prior year due to increases at MACSTEEL, offset somewhat by lower net sales at both Piper and Temroc. MACSTEEL's net sales increase was due largely to a 13% increase in volume, which more than offset lower selling prices compared to the fiscal 2001. Over half of MACSTEEL's business is based on fixed contracts, so their ability to change pricing was limited on a near term basis. Piper experienced lower net sales as aluminum airbag component sales declined from its prior year levels. This decline was only partially offset by sales of new products, as meaningful sales volumes of these products have been slower to materialize than expected.

        Net sales from the Company's building products segment for fiscal 2002 were $534.9 million, representing an increase of $49.8 million, or 10%, when compared to fiscal 2001. Engineered Products' net sales increases were due largely to the acquisition of COLONIAL CRAFT in February. Nichols Aluminum's net sales also increased from the prior year due to increased volume resulting from continuing strength in the building construction markets, despite lower selling prices.

        Operating income—Consolidated operating income for fiscal 2002 was $83.3 million, representing an increase of $26.0 million, or 45%, when compared to last year. Both the vehicular and building products segments experienced increased operating income.

        Operating income from the Company's vehicular products segment for fiscal 2002 was $57.6 million, representing an increase of $10.1 million, or 21%, when compared to last year. This increase was due to higher operating income at MACSTEEL compared to the prior year's results, partially offset by lower operating income at Piper and Temroc. The higher net sales volume combined with productivity gains and lower conversion costs at MACSTEEL more than offset the impact of lower spreads between selling prices and scrap prices. Piper and Temroc had lower operating income for the periods due largely to lower net sales and volume. Depreciation expense for the vehicular products segment was higher with the completion of MACSTEEL capital projects.

        Also contributing to the improvement in the vehicular products segment is the elimination of goodwill amortization in accordance with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective the beginning of the current fiscal year. The vehicular products segment had goodwill amortization of approximately $500 thousand in the prior year ended October 31, 2001.

        Operating income from the Company's building products segment for fiscal year 2002 was $38.0 million, representing an increase of $14.3 million, or 61%, when compared to the prior year. This increase was a result of record operating income at Engineered Products, as well as improved results at Nichols Aluminum. Engineered Products benefited from the acquisition of COLONIAL CRAFT in February 2002, however it achieved record operating income levels without COLONIAL CRAFT's contribution due largely to strong demand for its products, productivity improvements and new product development and cost reduction efforts. Nichols Aluminum also had increased operating income. This increase was largely a result of increased volume and cost reduction initiatives, as well as a $1.6 million business interruption insurance recovery collected during the year (See Note 20 to the financial statements). Although spreads between selling price and raw material costs improved during the second half of the year, as compared to the same prior year period, for the year ended October 31, 2002, spreads were lower as scrap prices rose more quickly than Nichol's ability to raise selling prices.

        Also contributing to the improvement in the building products segment is the elimination of goodwill amortization in accordance with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective the beginning of the current fiscal year. The building products segment had goodwill amortization of approximately $1.8 million in the prior year ending October 31, 2001.

        In addition to the two operating segments mentioned above, corporate level operating expenses for fiscal 2002 decreased by approximately $1.5 million. Included in corporate and other are the consolidated inventory LIFO adjustments, corporate office expenses and inter-segment eliminations. (See Note 8 to the financial statements regarding LIFO valuation method of inventory accounting.)

        Selling, general and administrative expense was $54.4 million for fiscal 2002, representing an increase of $206 thousand, less than 1%, when compared to last year. This increase results primarily from the acquisition of COLONIAL in February 2002.

        Depreciation and amortization—Depreciation and amortization expense (excluding goodwill amortization) increased $2.5 million in fiscal 2002 as compared to the prior year. Most of the increase came from the vehicular products segment due largely to recently completed capital projects at MACSTEEL.

        Effective November 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is no longer amortized. Goodwill amortization, on a consolidated basis, for the year ended October 31, 2001, was $2.3 million. (See Note 6 to the financial statements for further information.)

        Interest expense for fiscal 2002 was $14.8 million compared to $16.6 million last year. The decrease in interest expense is due largely to the Company's outstanding debt balance substantially decreasing year over year as 1) the 6.88% convertible subordinated debentures were converted to Company stock or redeemed in June of 2002 and 2) the Company paid down its bank revolver and other interest bearing debt and notes. See Note 12 to the financial statements for further information.

        Another factor affecting interest expense was the discontinuance of hedge accounting under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for the interest swap agreements. Based on future cash flow projections that were prepared during the second fiscal quarter ended April 30, 2002, it was determined there was a high likelihood the Company would pay down its variable rate debt under the Bank Agreement Revolver to approximately $65 million by the end of this fiscal year. Based on these projections, a portion of the future projected cash flow being hedged (interest payments) would not occur. Therefore, during the period ended April 30, 2002, the Company discontinued hedge accounting under SFAS 133 for $35 million of the interest swap agreement and reclassified the related portion of other comprehensive income, a loss of $1.3 million, to interest expense. Additionally, during the fourth fiscal quarter ended October 31, 2002, the timing of the finalization of the new bank agreement was determined. Since the swaps were designated as hedges of the Bank Agreement Revolver, which was expected to terminate upon completion of the new bank agreement, the swap no longer qualified as a hedge, as those specific forecasted transactions would not occur (future interest payments). As a result, the Company discontinued hedge accounting under SFAS No. 133 on the swaps based on the projected new bank agreement date and reclassified the related portion of other comprehensive income, a loss of $2.1 million, to interest expense. The Company however has not terminated or closed any of the $100 million swap agreement and therefore the entire swap agreement's fair market value is reflected on the balance sheet. (See Note 18 to the financial statements for further explanation.)

        Capitalized interest increased $213 thousand for fiscal 2002 compared to 2001. The entire amount of capitalized interest is due to the long-term capital expansion programs that were underway at MACSTEEL. These capital projects have been completed and the capitalization of interest ceased after the third fiscal quarter of 2002.

        Other, net decreased $968 thousand from fiscal 2001. During fiscal 2002, as a result of the redemption of the subordinated debentures, a loss of $922 thousand was recognized due to the early extinguishment of debt. This loss resulted from the write-off of the remaining debt issuance costs associated with the subordinated debentures, as well as the .688% premium paid on the $1.3 million of debentures which were redeemed. Fiscal 2001 included a $573 thousand gain on the early extinguishment of debt. In accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which was adopted by the Company in the period ended July 31, 2002, these early extinguishment of debt items were classified as ordinary instead of extraordinary items, net of tax. Also included in other, net is investment income and the amortization of debt issuance costs.

        Net income was $55.5 million for fiscal 2002 compared to $29.2 million for fiscal 2001. In addition to the items mentioned above, fiscal 2002 included a non-taxable $9.0 million retired executive life insurance benefit. (See Note 5 to the financial statements.)

2001 Compared to 2000

        Net sales—Consolidated net sales for fiscal 2001 were $924.4 million, representing a decrease of $40.2 million, or 4%, when compared to fiscal 2000. Both operating segments experienced decreased net sales.

        Net sales from the Company's vehicular products segment for fiscal 2001 were $439.3 million, representing a decrease of $4.8 million, or 1%, when compared to fiscal 2000. MACSTEEL experienced lower volume resulting from weaker markets in the transportation and capital goods industries as well as lower sales prices. The business continued to experience pricing pressures; however, due to the increased proportion of MACPLUS volume, a value added product, the impact on overall average sales price was lessened. Piper (US operations) net sales decreased 3% over the same prior year period. These results were impacted by declining aluminum air bag product sales and competitive pricing pressures. Comparable net sales of Piper's operations, excluded Piper Europe. Also included in the vehicular products was the net sales of Temroc which was acquired in November 2000.

        Net sales for fiscal 2001 from the Company's building products segment decreased by $17.5 million, or 3%, to $485.0 million when compared to fiscal 2000. Nichols Aluminum's results for fiscal 2001 included a full year of Nichols Aluminum Golden, which was acquired January 25, 2000. The decrease in net sales at Nichols Aluminum was due to lower volume as well as lower sales prices. Volume was affected by more severe winter weather during the first fiscal quarter than was experienced in the prior year, as well as a general economic slowdown. These factors negatively affected the building and construction and truck-trailer markets that Nichols Aluminum serves. Sales prices were also negatively impacted by the extremely competitive pricing environment, and the fact that other mills were aggressively seeking available business during the economic slowdown. The lower net sales at Nichols Aluminum was offset however by increased net sales from Engineered Products. The increase was largely due to the acquisition of IMPERIAL PRODUCTS in April of 2000. Engineered Products' net sales also benefited from the capital expansion project at AMSCO, which was completed in November 2000, and new product development initiatives.

        Corporate and Other for the period ending October 31, 2000 included net sales from Piper Impact Europe which was sold in July of 2000.

        Operating income—Consolidated operating income for fiscal 2001 was $57.3 million, compared to $66.6 million in 2000, excluding the $14.3 million loss on the sale of Piper Impact Europe and the $56.3 million asset impairment charge. This represents a decrease of $9.3 million, or 14% as both the vehicular products and building products segments had lower operating income compared to fiscal 2000.

        Operating income from the Company's vehicular products segment was $47.5 million for fiscal 2001, representing a decrease of $782 thousand, or 2%, excluding the $56.3 million asset impairment charge, when compared to fiscal 2000. At MACSTEEL, the decrease was due largely to lower net sales resulting from the sluggish demand in the transportation and capital goods markets as well as competitive pricing pressures. Lower material scrap prices helped offset some of the impact of reduced volume and lower selling price. The MACSTEEL division experienced increased utility costs as energy prices rose and recognized higher depreciation expense with the completion of capital projects. Comparative operating income for Piper Impact US, excluding the fiscal 2000 $56.3 million asset impairment charge improved $12.7 million from the prior year's results, despite a decline in net sales. This improvement is a result of lower costs realized from cellular manufacturing and cost cutting efforts as well as a $6.3 million reduction of depreciation expense. Depreciation expense decreased due to the asset impairment charge recorded in the fourth quarter of fiscal 2000. Also included in vehicular products were the operational results of Temroc which was acquired in November 2000.

        Operating income for fiscal 2001 from the Company's building products segment was $23.7 million, representing a decrease of $12.2 million, or 34%, from last year. Nichols Aluminum experienced a decrease largely due to significantly lower net sales, lower spreads and higher energy costs. On the other hand, Engineered Products experienced a 40% increase in operating income from fiscal 2000. The increase at Engineered Products was due in part to the acquisition of IMPERIAL PRODUCTS, acquired in April of 2000. Additionally, operating income increased at the other facilities as a result of new product development initiatives, higher net sales and improved productivity.

        In addition to the two operating segments mentioned above, operating expenses for corporate and other for fiscal 2001 were $13.8 million, representing a decrease of $17.9 million from the $31.7 million recorded in fiscal 2000. Included in corporate and other are the corporate office expenses, impact of inventory accounting using LIFO method and inter-segment eliminations. Also included in corporate and other are the results of Piper Europe, which was sold in July 2000 for a loss of $14.3 million dollars. See Note 8 to the financial statements regarding LIFO valuation method of inventory accounting.

        Selling, general and administrative expenses—Selling, general and administrative expenses increased by $657 thousand, or 1%, in fiscal 2001 as compared to last year. This increase largely resulted from the following items: 1) acquisitions of IMPERIAL PRODUCTS in April 2000 and Temroc in November 2000 2) write-down of assets held for disposition to estimated realizable value in the corporate and other segment and 3) severance costs. These increases were partially offset, however, by 1) reduced expenses due to the sale of Piper Europe in July 2000, and 2) cost cutting initiatives throughout the Company.

        Depreciation and amortization—Depreciation and amortization decreased by $4.4 million, or 9%, in fiscal 2001 as compared to last year. MACSTEEL, Nichols Aluminum and Engineered Products all experienced increased depreciation expense compared to last year due to the completion of capital projects as well as recent acquisitions. Piper Impact's depreciation and amortization decreased substantially from the prior year due to the sale of Piper Europe in July of 2000, as well as the reduced asset base, which resulted from the asset impairment charge recorded in the fourth quarter of fiscal 2000.

        Interest expense—Interest expense increased by $1.3 million, or 9%, in fiscal 2001 as compared to the prior year. The increase was primarily due to 1) higher outstanding debt balances during fiscal 2001 (resulting largely from the Temroc acquisition) and 2) the ineffective portion of the loss on certain interest rate swap derivatives recognized during that period. (See Note 12 and 18 to the financial statements.)

        Capitalized interest—Capitalized interest decreased by $275 thousand in fiscal 2001 as compared to fiscal 2000 primarily due to the completion of the Phase V capital project at MACSTEEL in December of 2000.

        Other, net—"Other, net" increased by $775 thousand in fiscal 2001 as compared to last year primarily as a result of increased investment income. Additionally, fiscal 2001 included a $573 thousand gain on the early extinguishment of debt, compared to a $551 thousand gain in fiscal 2000.

        Net income/loss—Fiscal 2001 net income was $29.2 million, compared to a net loss of $9.7 million for fiscal 2000. In addition to the items mentioned above, fiscal 2000 included a $9.3 million after-tax loss on the sale of Piper Impact Europe and a $36.6 million after-tax impairment charge associated with Piper Impact.

Liquidity and Capital Resources

        Total capitalization at October 31, 2002 was $497.0 million, consisting of $75.6 million of debt and $421.4 million of equity. The debt-to-capitalization ratio at the end of fiscal 2002 was 15.2% compared with 44.0% and 41.9% at the end of fiscal years 2001 and 2000, respectively. The lower debt-to-capitalization ratio in fiscal

2002 resulted from 1) the conversion of $57.4 million aggregate principal amount of the subordinated debentures to 1.8 million shares of Company stock combined with redemption of the remaining balance in fiscal year 2002 and 2) paying down approximately $85 million of other debt instruments during fiscal year 2002. Quanex was able to reduce the debt level as a result of cash provided from operations, cash received from the exercise of stock options and cash received from a retired executive life insurance policy.

        At October 31, 2002, the Company had commitments of $5 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations and, if necessary, additional borrowings.

        The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under the new secured $200 million Revolving Credit Agreement described below. The Company believes that it has sufficient funds and adequate financial sources available to meet its anticipated liquidity needs. The Company also believes that cash flow from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures, debt service requirements, environmental expenditures and dividends and the stock purchase program.

        Moody's Investor Services announced on May 10, 2002, that it upgraded its ratings for Quanex. The following ratings were upgraded: $250 million unsecured revolving credit facility to Ba1 from Ba2, the $58.7 million of 6.88% convertible subordinated debentures due 2007 to Ba3 from B1(these debentures have subsequently been converted/redeemed), its senior implied rating to Ba1 from Ba2, and senior unsecured issuer rating to Ba1 from Ba2. In support of the upgrade, Moody's cited the Company's strong performance in a difficult industry and its prospects for further improved financial performance.

Debt Structure and Activity

        Old Bank Agreement "Revolver"—In July 1996, the Company entered into an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). This Bank Agreement consisted of a revolving line of credit ("Revolver"). In July 1997, the term loan provisions of the Bank Agreement expired. The Bank Agreement had an expiration date of July 23, 2003, and provided for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bore interest, at the option of the Company, at either (a) the prime rate or the federal funds rate plus one percent, whichever is higher, or (b) a Eurodollar based rate. At October 31, 2002 and 2001, the Company had $65 and $140 million, respectively, outstanding under the Revolver. This Bank Agreement was replaced with a new Bank Agreement which is described below. The intent and ability to refinance the outstanding balance on this bank agreement on a long-term basis was evidenced by the signing of the new bank agreement in November 2002. Therefore, the outstanding balance under the old bank agreement revolver was classified as non-current as of October 31, 2002.

        New Bank Agreement "Revolver"—In November 2002, the Company entered into a secured $200 million Revolving Credit Agreement ("new Bank Agreement"). The new Bank Agreement is secured by all Company assets, excluding land and buildings. The new Bank Agreement expires November 2005 and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the new Bank Agreement. All borrowings under the new bank agreement bear interest, at the option of the Company, at either (a) the prime rate or federal funds rate plus one percent, whichever is higher, or (b) a Eurodollar based rate. The Bank Agreement requires facility fees, which are not significant, maintenance of certain financial ratios and maintenance of a minimum consolidated tangible net worth. As of October 31, 2002, the Company was in compliance with all new Bank Agreement covenants.

        Convertible Subordinated Debentures—The Company accepted unsolicited block offers to buy back $4.6 and $10.4 million principal amount of the 6.88% Convertible Subordinated Debentures for $3.9 and $9.6 million in cash during the years ended October 31, 2001 and 2000, respectively.

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

        Other Debt—During the year ended October 31, 2002, the Company made an early payment in the amount of $7.0 million on a contingent note payable as well as an early retirement in the amount of $1.6 million for one of the industrial revenue and economic development bonds.

        See Note 12 to the financial statements for further details of all of the Company's debt instruments, outstanding balances and aggregate maturities over each of the next five years and beyond.

Stock Purchase Program

        On December 9, 1999, the Company announced that its Board of Directors approved a program to repurchase shares of the Company's common stock. Under terms of the program, the Company would periodically purchase up to a total of 2 million shares of its common stock in the open market or in privately negotiated transactions. Funds for the program would be provided from the Company's available working capital and bank credit line. During the fiscal year ended October 31, 2001, the Company repurchased 119,000 shares for $2.2 million. During the fiscal year ended October 31, 2000, the Company repurchased 834,300 shares for $17.2 million. No shares were purchased during fiscal 2002 and the stock purchase program was suspended. On December 5, 2002, the Board of Directors again approved a program to purchase up to a total of one 1 million shares (6%) of its common stock in the open market or in privately negotiated transactions. The Company indicated that it would be active in the buyback program during the first fiscal quarter 2003. See Note 16 to the financial statements.

Operating Activities

        Cash provided by operating activities during fiscal 2002 was $81.1 million, compared to $85.0 million in the prior year. This represents a decrease of $3.8 million, or 5%, compared to fiscal 2001. Net income, adjusted for non-cash items, in fiscal 2002 provided approximately $89 million compared to approximately $75 million of cash in fiscal 2001. However, the period ended October 31, 2002 had an increase in working capital and other operating requirements as compared to the prior year.

Investment Activities

        Net cash used by investment activities in fiscal 2002 was $29.8 million compared to a use of cash of $77.1 million in fiscal 2001. Fiscal 2002 cash from investing activities included the receipt of $26.1 million of retired executive life insurance proceeds and the use of $17.3 million for the acquisition of COLONIAL CRAFT, whereas fiscal 2001 cash from investing activities included the acquisition of Temroc Metals for $17.9 million. Net capital expenditures decreased from $55.6 million in 2001 to $34.3 million in 2002. The Company estimates that fiscal 2002 capital expenditures will be approximately $35 million.

Financing Activities

        Net cash used by financing activities for fiscal 2002 was $62.6 million, compared to $692 thousand in the prior year. During fiscal 2002, the Company made net bank repayments of $75 million as well as other debt payments of $9.8 million. During fiscal 2001, the Company had net bank borrowings of $30 million, however it used $3.9 million to purchase subordinated debentures and $2.2 million to purchase Quanex common stock. Additionally, in fiscal 2001, Quanex repaid $17.3 million of life insurance cash surrender value policy loans. Dividend payments amounted to $9.6 million in fiscal 2002 compared to $8.6 million in fiscal 2001. Proceeds from the issuance of Company common stock in fiscal 2002 totaled $33.9 million, largely due to the exercise of stock options, compared to $2.5 million in fiscal 2001.

Contractual Obligations and Commercial Commitments

        The following tables set forth certain information concerning the Company's unconditional obligations and commitments to make future payments under contracts with remaining terms in excess of one year, such as debt and lease agreements, and under contingent commitments.

Payments Due by Period

Contractual Cash Obligations	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
	($ In thousands)
Long-Term Debt	$75,565	$434	$4,654	$65,928	$4,549
Operating Leases	8,552	2,428	2,764	2,162	1,198
Unconditional Purchase Obligations	26,218	9,748	8,267	2,678	5,525

Total Contractual Cash Obligations	$110,335	$12,610	$15,685	$70,768	$11,272

Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
	($ In thousands)
Standby Letters of Credit	$2,896	$2,861	$35	$—	$—
Guarantees	1,050	—	—	—	1,050

Total Commercial Commitments	$3,946	$2,861	$35	$—	$1,050

Effects of Inflation

        Inflation has not had a significant effect on earnings and other financial statement items.

Critical Accounting Policies

        The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company's operating environment changes. Actual results could differ from estimates.

        The Company believes the following are the most critical accounting policies used in the preparation of the Company's consolidated financial statements as well as the significant judgments and uncertainties affecting the application of these policies.

Revenue Recognition and Allowance for Doubtful Accounts

        The Company recognizes revenue when the products are shipped and the title and risk of ownership pass to the customer. Selling prices are fixed based on purchase orders or contractual agreements. Inherent in the Company's revenue recognition policy is the determination of collectibility. This requires management to make frequent judgments and estimates in order to determine appropriate amount of allowance needed for doubtful accounts. The Company's allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level the Company considers appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of portfolio credit quality, and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance.

Inventory

        The Company records inventory valued at the lower of cost or market value. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company's forecast of future demand and market conditions. Significant unanticipated changes to the Company's forecasts could require a change in the provision for excess or obsolete inventory.

Risk Management and Derivative Instruments

        The Company's current risk management strategies include the use of derivative instruments to reduce certain risks. The critical strategies include: (1) the use of commodity futures and options to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effect of fluctuations in the costs of those commodities, and (2) the use of interest rate swaps to fix the rate of interest on a portion of floating rate debt. These hedges have been designated as cash flow hedges. The effective portion of gains and losses is recorded in the accumulated other comprehensive income (loss) component of stockholders' equity in accordance with SFAS No. 133. The Company evaluates all derivative instruments each quarter to determine if they are highly effective. Any ineffectiveness (as defined by SFAS No. 133) is recorded in the statement of income. If the anticipated future transactions are no longer expected to occur, the unrealized gains and losses on the related hedge are reclassified to the consolidated statement of income. (See Note 18 to the financial statements for further explanation.)

Long-Lived Assets

        Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, and other assets, comprise a significant amount of the Company's total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, carrying values of these assets are periodically reviewed for impairment and further reviewed whenever events or changes in circumstances indicate that carrying value may be impaired. The carrying values are compared with the fair value of such assets calculated based on the anticipated future cash flows related to those assets. If the carrying value of a long-lived asset exceeds its fair value, an impairment charge is recorded in the period in which such review is performed. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company's products and future market conditions. Significant and unanticipated changes to assumptions could require a provision for impairment in a future period.

Income Taxes

        The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in the Company's consolidated balance sheet, as well as operating loss and tax credit carry forwards. The carrying value of the net deferred tax liability reflects the Company's assumption that the Company will be able to generate sufficient future taxable income in certain jurisdictions to realize its deferred tax assets. If the estimates and assumptions change in the future, the Company may be required to record a valuation allowance against a portion of its deferred tax assets. This could result in additional income tax expense in a future period in the consolidated statement of income.

Retirement and Pension Plans

        The Company sponsors a number of defined benefit pension plans and an unfunded postretirement plan that provides health care and life insurance benefits for eligible retirees and dependents. The measurement of liabilities related to these plans is based on management's assumptions related to future events, including expected return on plan assets, rate of compensation increases and health care cost trend rates. The discount rate, which is determined using a model that matches corporate bond securities, is applied against the projected pension and postretirement disbursements. Actual pension plan asset investment performance will either reduce or increase unamortized pension losses at the end of any fiscal year, which ultimately affects future pension costs.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations". SFAS No. 141 addresses financial accounting and reporting for business combinations. The provisions of this statement apply to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company followed the guidance of this statement for the business acquisition completed in fiscal 2002. See Note 2 to the consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. The Company adopted this statement on November 1, 2001 for its fiscal year ended October 31, 2002. In accordance with SFAS 142, the Company completed the transitional impairment test of goodwill during the second quarter ended April 30, 2002, which indicated that goodwill was not impaired. The Company again reviewed goodwill for impairment as of August 31, 2002, which indicated that goodwill was not impaired. The Company plans to perform this impairment test as of August 31 each year or more frequently if certain indicators arise. The assessments were based on assumptions regarding estimated future cash flows and other factors, including the discount rate. If these estimates or their related assumptions change in the future, because of changes in events and circumstances, the Company may be required to record impairment charge in a future period.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. The provisions of this statement are required to be applied starting with fiscal years beginning after June 15, 2002 (Quanex's fiscal year beginning November 1, 2002). The Company does not anticipate any material impact on the Company's financial position, results of operations, or cash flows as a result of adoption.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 (Quanex's fiscal year beginning November 1, 2002). The Company does not anticipate any material impact on the Company's financial position, results of operations, or cash flows as a result of adoption.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The rescission of Statement 4 is the only portion of this SFAS which currently has an impact on the Company. Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminates Statement 4. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS No. 145 related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 was encouraged. The Company adopted this pronouncement effective the third quarter ended July 31, 2002 and restated prior periods.

        In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not anticipate any material impact on the Company's financial position, results of operations, or cash flows as a result of adoption.

Item 7A.    Quantitative/Qualitative Disclosure

        The following discussion of the Company and its subsidiaries' exposure to various market risks contains "forward looking statements" that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to the Company. Nevertheless, because of the inherent unpredictability of interest rates, foreign currency rates and metal commodity prices as well as other factors, actual results could differ materially from those projected in such forward looking information. For a description of the Company's significant accounting policies associated with these activities, see Notes 1 and 18 to the Consolidated Financial Statements.

Interest Rate Risk

        The Company and its subsidiaries have a Bank Agreement, interest rate swap agreements and other long-term debt which subject the Company to the risk of loss associated with movements in market interest rates.

        At October 31, 2002 and 2001, the Company had fixed-rate debt totaling $4.4 million and $72.9 million, respectively. This debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings loss due to changes in market interest rates. See Notes 12 and 18 to the Company's Consolidated Financial Statements.

        The Company and certain of its subsidiaries' floating-rate obligations total $71.2 million and $147.1 million at October 31, 2002 and 2001, respectively. See Note 12 to the Company's consolidated financial statements. The Company has $100 million of swap agreements to limit the exposure of these obligations to increases in short-term interest rates. These swap agreements effectively fix the interest rate, thus limiting the potential impact that increasing interest rates would have on earnings. Under these swap agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and received on a LIBOR based variable rate (1.82% and 2.31% at October 31, 2002 and 2001, respectively). At October 31, 2002 and 2001, the fair market value related to the interest rate swap agreements was a loss of $4.0 million and a loss of $7.3 million, respectively. If the floating rates were to change by 10% from October 31 levels, the fair market value of these swaps would change by approximately $79 thousand and $411 thousand as of October 31, 2002 and 2001, respectively. However, it should be noted that any change in value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

        As mentioned above, $100 million of the floating rate obligations are protected by interest swap agreements. To the extent these obligations are in excess of or less than $100 million, the Company is subject to changes in the underlying interest rates. For the year ended October 31, 2002, the Company's floating rate obligations were $28.8 million less than the $100 million swap agreement. Increases or decreases in the underlying interest rate of the swap agreement would have a direct impact on interest expense for this differential in balances. For the year ended October 31, 2001, the Company's floating rate obligations exceeded the amount covered by the swap agreements by $47.1 million. Increases or decreases in the underlying interest rates of the obligations would have a direct impact on interest expense for those uncovered balances.

Commodity Price Risk

        The Company's aluminum mill sheet products segment, Nichols Aluminum, uses various grades of aluminum scrap as well as prime aluminum ingot as a raw material for its manufacturing process. The price of this aluminum raw material is subject to fluctuations due to many factors in the aluminum market. In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers. In an effort to reduce the risk of fluctuating raw material prices, the Company enters into firm price raw material purchase commitments as well as forward contracts on the London Metal Exchange ("LME"). The Company's risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company's committed sales orders, net of fixed price purchase commitments.

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

        At October 31, 2002, the Company had no open LME forward contracts and therefore no asset or liability associated with metal exchange derivatives. During the year ended October 31, 2002, Nichols Aluminum used firm price raw material purchase commitments instead of LME forward contracts to lock in raw material prices.

        At October 31, 2001, the Company had open futures contracts for aluminum pounds with a fair value of $27.1 million. The contracts had fair value losses of $1.8 million at October 31, 2001 and covered a notional volume of 45,415,185 pounds of aluminum. A hypothetical 10% change from the October 31, 2001 average London Metal Exchange ("LME") ingot price on open contracts of $.596 per pound would increase or decrease the unrealized pretax gains/losses related to these contracts by approximately $2.7 million. However, it should be noted that any change in the value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the cost of purchased aluminum scrap. See Note 18 to the financial statements for further information.

Item 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Quanex Corporation
Houston, Texas

        We have audited the accompanying consolidated balance sheets of Quanex Corporation and subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quanex Corporation and subsidiaries as of October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP Deloitte & Touche LLP

Houston, Texas
November 22, 2002

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

/s/ RAYMOND A. JEAN	/s/ TERRY M. MURPHY
Raymond A. Jean Chairman of the Board, President and Chief Executive Officer	Terry M. Murphy Vice President—Finance and Chief Financial Officer

QUANEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31,
	2002	2001
	(In thousands)
ASSETS
Current assets:
Cash and equivalents	$18,283	$29,573
Accounts and notes receivable, less allowance for doubtful accounts of $6,877,000 in 2002 and $8,953,000 in 2001	116,122	109,706
Inventories	90,756	83,109
Deferred income taxes	9,302	10,907
Other current assets	1,338	3,583

Total current assets	235,801	236,878
Property, plant and equipment, net	353,132	357,635
Goodwill, net	66,436	59,226
Cash surrender value insurance policies, net	25,799	37,300
Intangible assets	2,870	—
Other assets	5,102	6,592

	$689,140	$697,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$76,588	$76,831
Accrued expenses	48,973	50,659
Income taxes payable	4,839	1,087
Other current assets	3,970	5,593
Current maturities of long-term debt	434	420

Total current liabilities	134,804	134,590
Long-term debt	75,131	219,608
Deferred pension credits	4,960	7,962
Deferred postretirement welfare benefits	7,928	7,777
Deferred income taxes	29,210	29,282
Other liabilities	15,712	18,435

Total liabilities	267,745	417,654
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; issued and outstanding—none in 2002 and 2001	—	—
Common stock, $.50 par value, 50,000,000 shares authorized; 16,455,633 and 14,085,642 shares issued in 2002 and 2001, respectively	8,227	7,043
Additional paid-in capital	185,972	108,314
Retained earnings	232,074	186,274
Unearned compensation	(418)	(897)
Accumulated other comprehensive income	(3,479)	(7,212)

	422,376	293,522
Less common stock held by rabbi trust—42,538 and 42,484 shares in 2002 and 2001, respectively,	(981)	(873)
Less cost of shares of common stock in treasury (no shares in 2002 and 633,935 shares in 2001)	—	(12,672)

Total stockholders' equity	421,395	279,977

	$689,140	$697,631

See notes to consolidated financial statements.

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years ended October 31,
	2002	2001	2000
	(In thousands, except per share amounts)
Net sales	$994,387	$924,353	$964,518
Costs and expenses:
Cost of sales	812,949	769,328	796,434
Selling, general and administrative	54,408	54,202	53,545
Depreciation and amortization	43,730	43,507	47,921
Loss on sale of Piper Impact Europe	—	—	14,280
Piper Impact asset impairment charge	—	—	56,300

Operating income (loss)	83,300	57,316	(3,962)
Other income (expense):
Interest expense	(14,812)	(16,555)	(15,255)
Capitalized interest	1,879	1,666	1,941
Retired executive life insurance benefit	9,020	—	—
Other, net	2,227	3,195	2,420

Income (loss) before income taxes	81,614	45,622	(14,856)
Income tax benefit (expense)	(26,132)	(16,428)	5,191

Net income (loss) attributable to common stockholders	$55,482	$29,194	$(9,665)

Earnings (loss) per common share:
Basic net earnings (loss)	$3.74	$2.18	$(0.70)

Diluted net earnings (loss)	$3.52	$2.07	$(0.70)

Weighted average number of shares outstanding
Basic	14,823	13,399	13,727
Diluted	16,237	15,426	13,727

See notes to consolidated financial statements.

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated Other Comprehensive Income
Years Ended October 31, 2002, 2001, and 2000	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Minimum Pension Liability	Foreign Currency Translation	Derivative Gain (Loss)	Treasury Stock and Other	Total Stockholders' Equity
	(Dollar amounts in thousands)
Balance at October 31, 1999		$7,135	$110,317	$186,867	$(462)	$(303)	$—	$(2,493)	$301,061
Comprehensive loss:
Net loss	$(9,665)			(9,665)					(9,665)
Adjustment for minimum pension liability (net of tax expense of $103)	161				161				161
Foreign currency translation adjustment	303					303			303

Total Comprehensive loss	$(9,201)
Common dividends ($.64 per share)				(8,884)					(8,884)
Common stock held by Rabbi Trust								(1,027)	(1,027)
Cost of common stock in treasury								(13,398)	(13,398)
Other		(25)	744	(2,477)				(296)	(2,054)

Balance at October 31, 2000		$7,110	$111,061	$165,841	$(301)	$—	$—	$(17,214)	$266,497
Comprehensive income:
Net income	$29,194			29,194					29,194
Adjustment for minimum pension liability (net of tax expense of $965)	(1,508)				(1,508)				(1,508)
Derivative transactions:
Current period hedging transactions (net of taxes of $4,264)	(6,669)						(6,669)		(6,669)
Reclassifications into earnings (net of taxes of $809)	1,266						1,266		1,266

Total Comprehensive income	$22,283
Common dividends ($.64 per share)				(8,621)					(8,621)
Common stock held by Rabbi Trust								2,476	2,476
Cost of common stock in treasury								726	726
Other		(67)	(2,747)	(140)				(430)	(3,384)

Balance at October 31, 2001		$7,043	$108,314	$186,274	$(1,809)	$—	$(5,403)	$(14,442)	$279,977
Comprehensive income:
Net income	$55,482			55,482					55,482
Adjustment for minimum pension liability (net of tax expense of $798)	(1,247)				(1,247)				(1,247)
Derivative transactions:
Current period hedging transactions (net of taxes of $511)	(798)						(798)		(798)
Reclassifications into earnings (net of taxes of $3,694)	5,778						5,778		5,778

Total Comprehensive income	$59,215
Common dividends ($.64 per share)				(9,637)					(9,637)
Common stock held by Rabbi Trust								(108)	(108)
Cost of common stock in treasury								12,672	12,672
Other		1,184	77,658	(45)				479	79,276

Balance at October 31, 2002		$8,227	$185,972	$232,074	$(3,056)	$—	$(423)	$(1,399)	$421,395

See notes to consolidated financial statements.

	Years Ended October 31, 2002, 2001 and 2000
	Preferred Shares	Common Shares
				Rabbi Trust	Net Outstanding
	Issued	Issued	Treasury
Balance at October 31, 1999	—	14,269,800	—	(94,606)	14,175,194
Shares purchased and cancelled		(156,700)			(156,700)
Treasury shares purchased			(677,600)		(677,600)
Stock issued—options exercised (net of trade-ins)		3,337	74		3,411
Stock issued—compensation plans		104,229			104,229
Rabbi Trust				(53,083)	(53,083)

Balance at October 31, 2000	—	14,220,666	(677,526)	(147,689)	13,395,451
Treasury shares purchased			(119,000)		(119,000)
Stock issued—options exercised (net of trade-ins)			47,960		47,960
Stock issued—compensation plans			84,812		84,812
Rabbi Trust		(135,024)	29,819	105,205	—

Balance at October 31, 2001	—	14,085,642	(633,935)	(42,484)	13,409,223
Stock issued—options exercised (net of trade-ins)		562,926	597,284		1,160,210
Stock issued—compensation plans		(1,902)	22,797		20,895
Stock issued—conversion of subordinated debentures		1,822,594	173		1,822,767
Rabbi Trust		(13,627)	13,681	(54)	—

Balance at October 31, 2002	—	16,455,633	—	(42,538)	16,413,095

See notes to consolidated financial statements.

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended October 31,
	2002	2001	2000
	(In thousands)
OPERATING ACTIVITIES:
Net Income (Loss)	$55,482	$29,194	$(9,665)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Piper Impact asset impairment charge (net of deferred taxes of $19,705 in fiscal 2000	—	—	36,595
Loss on sale of Piper Impact Europe (net of taxes of $4,998)	—	—	9,282
Loss (Gain) on early extinguishment of debt	922	(573)	(551)
Adjustment for retired executive life insurance benefit	(9,020)
Depreciation and amortization	43,987	43,910	48,445
Deferred income taxes	2,330	4,154	11,839
Deferred pension and postretirement benefits	(4,734)	(1,231)	659
Changes in assets and liabilities net of effects from acquisitions and dispositions:
Increase in accounts and notes receivable	(5,144)	(7,917)	(9,149)
Decrease (increase) in inventory	(5,249)	20,808	(12,474)
Increase (decrease) in accounts payable	(857)	(2,569)	5,412
Decrease in accrued expenses	(3,655)	(911)	(6,314)
Other, net (including income tax refund)	7,049	85	3,791

Cash provided by operating activities	81,111	84,950	77,870
INVESTMENT ACTIVITIES:
Acquisition of Colonial Craft, net of cash and equivalents acquired	(17,283)	—	—
Acquisition of Temroc Metals, Inc., net of cash and equivalents acquired	—	(17,922)	—
Acquisition of Golden Aluminum, net of cash and equivalents acquired	—	—	(20,148)
Acquisition of Imperial Products, net of cash and equivalents acquired	—	—	(15,303)
Capital expenditures, net of retirements	(34,271)	(55,575)	(42,327)
Retired executive life insurance proceeds	26,111	—	—
Other, net	(4,365)	(3,597)	(1,809)

Cash used by investment activities	(29,808)	(77,094)	(79,587)

Cash provided (used) by operating and investment activities	51,303	7,856	(1,717)
FINANCING ACTIVITIES:
Bank borrowings (repayments), net	(75,000)	30,000	33,394
Repayment of borrowing on insurance policies	—	(17,273)	—
Prepayment of note payable	(7,029)	—	—
Purchase of subordinated debentures	(1,314)	(3,942)	(9,586)
Purchase of Quanex common stock	—	(2,226)	(17,185)
Common stock dividends paid	(9,637)	(8,621)	(8,884)
Issuance of common stock, net	33,948	2,473	1,002
Other, net	(3,561)	(1,103)	(556)

Cash used by financing activities	(62,593)	(692)	(1,815)

Effect of exchange rate changes on cash and equivalents	—	—	67

Increase (decrease) in cash and equivalents	(11,290)	7,164	(3,465)
Cash and equivalents at beginning of period	29,573	22,409	25,874

Cash and equivalents at end of period	$18,283	$29,573	$22,409

See notes to consolidated financial statements.

QUANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

        The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company's operating environment changes. Actual results could differ from estimates.

        The Company believes the following are the most critical accounting policies used in the preparation of the Company's consolidated financial statements as well as the significant judgments and uncertainties affecting the application of these policies.

Revenue Recognition and Allowance for Doubtful Accounts

        The Company recognizes revenue when the products are shipped and the title and risk of ownership pass to the customer. Selling prices are fixed based on purchase orders or contractual agreements. Inherent in the Company's revenue recognition policy is the determination of collectibility. This requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company's allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level the Company considers appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of portfolio credit quality, and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance.

Inventory

        The Company records inventory valued at the lower of cost or market value. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company's forecast of future demand and market conditions. Significant unanticipated changes to the Company's forecasts could require a change in the provision for excess or obsolete inventory.

Risk Management and Derivative Instruments

        The Company's current risk management strategies include the use of derivative instruments to reduce certain risks. The critical strategies include: (1) the use of commodity futures and options to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effect of fluctuations in the costs of those commodities, and (2) the use of interest rate swaps to fix the rate of interest on a portion of floating rate debt. These hedges have been designated as cash flow hedges. The effective portion of gains and losses is recorded in the accumulated other comprehensive income (loss) component of stockholders' equity in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Company evaluates all derivative instruments each quarter to determine if they are highly effective. Any ineffectiveness is recorded in the statement of income. If the anticipated future transactions are no longer expected to occur, the unrealized gains and losses on the related hedge are reclassified to the consolidated statement of income. (See Note 18 to the financial statements for further explanation.)

Long-Lived Assets

        Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, and other assets, comprise a significant amount of the Company's total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, carrying values of these assets are periodically reviewed for impairment and further reviewed whenever events or changes in circumstances indicate that carrying value may be impaired. The carrying values are compared with the fair value of such assets calculated based on the anticipated future cash flows related to those assets. If the carrying value of a long-lived asset exceeds its fair value, an impairment charge is recorded in the period in which such review is performed. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company's products and future market conditions. Significant and unanticipated changes to assumptions could require a provision for impairment in a future period.

        Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of certain categories are as follows:

Years
Land improvements	10 to 25
Buildings	10 to 40
Machinery and equipment	3 to 20

Income Taxes

        The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in the Company's consolidated balance sheet, as well as operating loss and tax credit carry forwards. The carrying value of the net deferred tax liability reflects the Company's assumption that the Company will be able to generate sufficient future taxable income in certain jurisdictions to realize its deferred tax assets. If the estimates and assumptions change in the future, the Company may be required to record a valuation allowance against a portion of its deferred tax assets. This could result in additional income tax expense in a future period in the consolidated statement of income.

Retirement and Pension Plans

        The Company sponsors a number of defined benefit pension plans and an unfunded postretirement plan that provides health care and life insurance benefits for eligible retirees and dependents. The measurement of liabilities related to these plans is based on management's assumptions related to future events, including expected return on plan assets, rate of compensation increases and health care cost trend rates. The discount rate, which is determined using a model that matches corporate bond securities, is applied against the projected pension and postretirement disbursements. Actual pension plan asset investment performance will either reduce or increase unamortized pension losses at the end of any fiscal year, which ultimately affects future pension costs.

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

Scope of Operations

        The Company operates primarily in two industry segments: vehicular products and building products. The Company's products include engineered steel bars, coiled aluminum sheet (mill finish and coated), aluminum and steel fabricated products, impact extrusions and hardwood architectural moulding and window and door accessories. The Company's manufacturing operations are conducted primarily in the United States.

Statements of Cash Flows

        The Company generally considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Similar investments with original maturities beyond three months are considered short-term investments. For fiscal years 2002, 2001, and 2000, cash paid for income taxes was $17,666,000, $11,324,000, and $10,650,000, respectively. These amounts are before refunds of $135,000, $219,000, and $7,290,000, respectively. Cash paid for interest for fiscal 2002, 2001, and 2000 was $13,070,000, $15,894,000, and $14,421,000, respectively.

Foreign Currency Translation

        Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and income and expense items are translated at the average exchange rates for the year. Resulting translation adjustments are reported as a separate component of stockholders' equity.

Reclassification

        Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to fiscal 2002 presentations.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations". SFAS No. 141 addresses financial accounting and reporting for business combinations. The provisions of this statement apply to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company followed the guidance of this statement for the business acquisition completed in fiscal 2002. See Note 2.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. The Company adopted this statement on November 1, 2001 for its fiscal year ended October 31, 2002. In accordance with SFAS 142, the Company completed the transitional impairment test of goodwill during the second quarter ended April 30, 2002, which indicated that goodwill was not impaired. The Company again reviewed goodwill for impairment as of August 31, 2002, which indicated that goodwill was not impaired. The Company plans to perform this impairment test as of August 31 each year or more frequently if certain indicators arise. The assessments were based on assumptions regarding estimated future cash flows and other factors, including the discount rate. If these estimates or their related assumptions change in the future, because of changes in events and circumstances, the Company may be required to record impairment charges in a future period.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. The provisions of this statement are required to be applied starting with fiscal years beginning after June 15, 2002 (Quanex's fiscal year beginning November 1, 2002). The Company does not anticipate any material impact on the Company's financial position, results of operations, or cash flows as a result of adoption.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 (Quanex's fiscal year beginning November 1, 2002). The Company does not anticipate any material impact on the Company's financial position, results of operations, or cash flows as a result of adoption.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The rescission of Statement 4 is the only portion of this SFAS which currently has an impact on the Company. Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminates Statement 4. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS No. 145 related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 was encouraged. The Company adopted this pronouncement effective the third quarter ended July 31, 2002 and restated prior periods.

        In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not anticipate any material impact on the Company's financial position, results of operations, or cash flows as a result of adoption.

2.    Acquisitions

Nichols Aluminum–Golden

        On January 25, 2000, the Company completed the purchase from Alcoa, Inc. of the Golden Aluminum production facility based in Fort Lupton, Colorado. Quanex acquired the assets of the facility for $9 million plus working capital valued at approximately $13 million. The newly acquired facility has become part of Quanex's flat-rolled aluminum sheet division—Nichols Aluminum in the building products segment. It has been renamed Nichols Aluminum–Golden, Inc., ("Nichols Aluminum–Golden"), a wholly owned subsidiary of Quanex.

        Operations at Nichols Aluminum–Golden include melting and casting aluminum into sheet made from a blend of primary P1020 ingot and selected grades of scrap metal, cold rolling it to specific gauge, annealing, leveling, custom coating and slitting to width. Nichols Aluminum–Golden can produce up to 60 million pounds annually of high quality metal for engineered applications in niche markets, such as end and tab stock for food and beverage packaging, metal components for computer disks, and home accessory products.

IMPERIAL PRODUCTS

        On April 3, 2000, the Company acquired the stock of Imperial Products, Inc., a leading manufacturer of value-added exterior door components based in Richmond, Indiana, for approximately $15 million. Imperial Products, Inc., ("IMPERIAL PRODUCTS"), operates as a wholly owned subsidiary of Quanex. This acquisition expands the specialized design and manufacturing operations of Quanex's building products segment. Goodwill associated with IMPERIAL PRODUCTS is approximately $11 million.

Temroc

        On November 30, 2000, Quanex completed the purchase of all of the capital stock of Temroc Metals, Inc., ("Temroc"), a Minnesota corporation, for approximately $22 million in cash. Temroc, as a surviving corporation, became a wholly owned subsidiary of the Company. Goodwill associated with Temroc is approximately $14 million.

        Temroc is a leading aluminum extrusion and fabrication company based in Hamel, Minnesota where it manufactures customized aluminum extrusions and fabricated metal products for recreational vehicles, architectural products, electronics and other markets. Temroc has become part of the Company's vehicular segment and will continue to operate as a manufacturer of aluminum extrusions and fabricated metal products. To finance the acquisition, the Company borrowed against its existing $250 million unsecured revolving credit and term loan facility with a group of six banks.

COLONIAL CRAFT

        This transaction and the following disclosure are in accordance with SFAS No. 141, which was effective for all business combinations initiated after June 30, 2001.

        On February 12, 2002, Quanex completed the purchase of certain assets and assumption of certain liabilities of Ekamar, Inc., formerly known as Colonial Craft, Inc., a Minnesota corporation, through its wholly owned subsidiary, Quanex Windows, Inc., for approximately $17.3 million in cash. Approximately $1.5 million of this purchase price was set aside in an escrow fund for environmental and certain other issues that may arise. To date, no claims have been made against this escrow fund, and as such, $500 thousand was released in August of 2002.

        The acquired business operates as a wholly owned subsidiary of the Company and has been renamed Colonial Craft, Inc. ("COLONIAL CRAFT"). COLONIAL CRAFT's financial results since February 12, 2002 have been included in the consolidated financial statements of Quanex.

        COLONIAL CRAFT is a manufacturer of value-added fenestration related wood products based in Roseville, Minnesota and Luck, Wisconsin (relocating Roseville facility to Mounds View, Minnesota in December 2002). COLONIAL CRAFT manufactures custom wood window accessories with two primary product lines: wood window grilles and hardwood architectural mouldings. COLONIAL CRAFT has become part of the Engineered Products division within the building products business segment. COLONIAL CRAFT provides direct synergy with one of the Company's two core businesses, sharing a similar customer base with Engineered Products.

        Within the terms of the purchase agreement, both selling and purchasing parties acknowledged that environmental reports showed evidence of minimal soil contamination at the Luck, Wisconsin facility, one of three COLONIAL CRAFT facilities. During the fiscal quarter ended July 31, 2002, the Company received notification from the Wisconsin Department of Commerce which stated that the residual soil and groundwater contamination was at levels below state regulatory limits and that they had determined that this site does not pose a significant threat to the environment or human health. During the fourth fiscal quarter of 2002, the Company closed the monitoring wells, as required, and received a notification from the Wisconsin Department of Commerce in November 2002 that the site was now listed as "closed".

        Below is a condensed balance sheet of the acquired entity disclosing the amounts preliminarily assigned to each major asset and liability at the acquisition date (dollars in thousands):

Condensed Balance Sheet	February 12, 2002
Current assets	$3,806
Property plant and equipment	4,775
Goodwill	7,210
Tradename	2,200
Patents	443
Non-compete agreements	313
Other non-current assets	29

Total assets	$18,776

Current liabilities	$1,265
Non-current liabilities	30

Total liabilities	1,295
Investment	17,481

Total liabilities and equity	$18,776

        The patents, which were valued at $443 thousand, will be amortized on a straight-line basis over a weighted average period of approximately 11 years. The non-compete agreements valued at $313 thousand will be amortized on the straight-line basis over 5 years. The tradename and goodwill are not subject to amortization, but will be evaluated periodically in accordance with SFAS 142.

        Goodwill for COLONIAL CRAFT is deductible for tax purposes. The tax basis of goodwill for COLONIAL CRAFT is approximately $12 million.

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

        Piper Impact experienced declines in sales and operating cash flow during fiscal 1999 and fiscal 2000. The declining results were primarily due to decreased demand for aluminum airbag components from Piper Impact's most significant customer. Although the management of Piper Impact conducted negotiations with this customer in an attempt to obtain a price increase and a commitment for future sourcing of impacted aluminum and steel airbag components, management became less optimistic about any near-term prospects for price increase without losing a significant amount of business from this customer. Additionally, opportunities for new products did not materialize at a rate necessary to offset the continued declining volume of airbag components. Consequently, in the fourth quarter of fiscal 2000, it became necessary to assess Piper Impact for asset impairment as required under SFAS No. 121.

        Management performed an evaluation of the recoverability of all of the assets of Piper Impact as described in SFAS No. 121. Management concluded from the results of this evaluation that a significant impairment of long-lived assets had occurred. An impairment charge was required because the estimated fair value was less than the carrying value of the assets. Fair value of Piper Impact's net assets was determined by discounting estimated future cash flows using a discount rate commensurate with the risks involved. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results may vary significantly from management's estimates.

5.    Executive Life Insurance Benefit

        During the fiscal year ended October 31, 2002, one of the Company's former executives, on whose life it held life insurance policies, died. As a result, the Company received life insurance proceeds totaling $26.1 million. Estimates of the cash surrender value of these life insurance policies amounting to $15.9 million were previously recognized in "Other assets" on the financial statements. The excess of the proceeds over the previously recorded cash surrender value and the liability to the beneficiaries of the executive amounting to $9.0 million was recognized as a non-taxable benefit on the income statement during the period ended October 31, 2002. The impact on October 31, 2002 earnings per share of this benefit was $0.61 basic and $0.56 diluted.

6.    Goodwill and Acquired Intangible Assets

        As of November 1, 2001, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill is no longer amortized, but is reviewed for impairment annually or more frequently if certain indicators arise. In accordance with SFAS 142, the Company completed the transitional impairment test of goodwill during the second quarter ended April 30, 2002, which indicated that goodwill was not impaired. The Company again reviewed goodwill for impairment as of August 31, 2002, which indicated that goodwill was not impaired. The Company plans to perform this annual impairment test as of August 31 each year or more frequently if certain indicators arise.

        The changes in the carrying amount of goodwill for the twelve months ended October 31, 2002 are as follows:

	Vehicular Segment	Building Products Segment	Total
Balance as of October 31, 2001	$13,496	$45,730	$59,226
Goodwill acquired during year	—	7,210	7,210

Balance as of October 31, 2002	$13,496	$52,940	$66,436

        Intangible assets consist of the following (dollars in thousands):

	As of October 31, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete Agreements	$313	$51
Patents	443	35

Total	$756	$86

Unamortized intangible assets:
Tradename	$2,200

        The aggregate amortization expense for intangible assets for the year ended October 31, 2002 is $86 thousand. Estimated amortization expense for the next five years follows (dollars in thousands):

Fiscal years ending October 31,	Estimated Amortization
2003	$115
2004	$115
2005	$100
2006	$86
2007	$46

        Below is a presentation of the prior period's results excluding amortization expense related to assets that are no longer being amortized in accordance with SFAS 142:

	For the Year Ended October 31,
	2002	2001	2000
Reported Net income (loss)	$55,482	$29,194	$(9,665)
Add back: Goodwill amortization (net of taxes)	—	1,487	1,245

Adjusted Net income (loss)	$55,482	$30,681	$(8,420)

Basic earnings per share:
Reported Net income (loss)	$3.74	$2.18	$(0.70)
Goodwill amortization (net of taxes)	—	0.11	0.09

Adjusted Net income (loss)	$3.74	$2.29	$(0.61)

Diluted earnings per share:
Reported Net income (loss)	$3.52	$2.07	$(0.70)
Goodwill amortization (net of taxes)	—	0.10	0.09

Adjusted Net income (loss)	$3.52	$2.17	$(0.61)

7.    Earnings Per Share

        The computational components of basic and diluted earnings (loss) per share are as follows (shares and dollars in thousands except per share amounts):

	For the Year Ended October 31, 2002
	Numerator (Income)	Denominator (Shares)	Per Share Amount
BASIC EPS
Total basic net income	$55,482	14,823	$3.74

EFFECT OF DILUTIVE SECURITIES
Effect of common stock equivalents arising from stock options	—	284
Effect of common stock held by rabbi trust	—	40
Effect of conversion of subordinated debentures	1,610	1,090

DILUTED EPS
Total diluted net income	$57,092	16,237	$3.52

	For the Year Ended October 31, 2001
	Numerator (Income)	Denominator (Shares)	Per Share Amount
BASIC EPS
Total basic net income	$29,194	13,399	$2.18

EFFECT OF DILUTIVE SECURITIES
Effect of common stock equivalents arising from stock options	—	58
Effect of common stock held by rabbi trust	—	74
Effect of conversion of subordinated debentures	2,810	1,895

DILUTED EPS
Total diluted net income	$32,004	15,426	$2.07

	For the Year Ended October 31, 2000
	Numerator (Income)	Denominator (Shares)	Per Share Amount
BASIC AND DILUTED(1) EPS
Total basic and diluted net loss	$(9,665)	13,727	$(0.70)

(1)
The effect of certain securities or debentures are anti-dilutive and, therefore, not included in the diluted earnings per share calculation. As a result, diluted EPS is the same as basic EPS.

8.    Inventories

        Inventories consist of the following:

	October 31,
	2002	2001
	(In thousands)
Raw materials	$24,307	$20,097
Finished goods and work in process	58,108	55,757

	82,415	75,854
Other	8,341	7,255

Total	$90,756	$83,109

        The values of inventories in the consolidated balance sheets are based on the following accounting methods:

LIFO	$64,269	$56,691
FIFO	26,487	26,418

Total	$90,756	$83,109

        With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $7,884,000 and $5,400,000 at October 31, 2002 and 2001, respectively.

9.    Property Plant and Equipment

        Property, plant and equipment consists of the following:

	October 31,
	2002	2001
	(In thousands)
Land and land improvements	$22,339	$20,389
Buildings	125,510	106,876
Machinery and equipment	609,888	564,300
Construction in progress	16,118	45,387

	773,855	736,952
Less accumulated depreciation and amortization	(420,723)	(379,317)

	$353,132	$357,635

        The Company had commitments for the purchase or construction of capital assets amounting to approximately $5 million at October 31, 2002.

10.  Accrued Expenses

        Accrued expenses consist of the following:

	October 31,
	2002	2001
	(In thousands)
Payroll, payroll taxes and employee benefits	$31,127	$28,609
Accrued contribution to pension funds	1,518	1,760
Utilities	3,940	3,359
Interest	196	1,653
State and local taxes	3,257	3,892
Other	8,935	11,386

	$48,973	$50,659

11.  Income Taxes

        Income taxes are provided on taxable income at the statutory rates applicable to such income.

        Income tax expense (benefit) consists of the following:

	Years Ended October 31,
	2002	2001	2000
	(In thousands)
Current:
Federal	$15,043	$8,101	$11,082
State	1,410	1,105	847
Foreign	—	—	(1,067)

	16,453	9,206	10,862
Deferred	9,679	7,222	(16,053)

Income tax expense (benefit)	$26,132	$16,428	$(5,191)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's net deferred tax liability are as follows:

	October 31,
	2002	2001
	(In thousands)
Deferred tax liability:
Property, plant and equipment	$43,794	$40,791
Other	11,767	21,050

	55,561	61,841

Deferred tax assets:
Intangibles	12,680	13,800
Postretirement benefit obligation	3,363	3,472
Other employee benefit obligations	7,004	9,535
Environmental accruals	6,518	7,583
Other	6,088	9,076

	35,653	43,466

Net deferred tax liability	$19,908	$18,375

Deferred income tax non-current liability	$29,210	$29,282
Deferred tax current assets	(9,302)	(10,907)

Net deferred tax liability	$19,908	$18,375

        No U.S. deferred taxes were provided on the Company's foreign subsidiary's cumulative undistributed losses of $(1,782,000). The foreign subsidiary was sold in July 2000.

        Income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to income before income taxes and extraordinary gain for the following reasons:

	Years Ended October 31,
	2002	2001	2000
	(In thousands)
Income tax expense (benefit) at statutory tax rate	$28,565	$15,968	$(5,200)
Increase (decrease) in taxes resulting from:
State income taxes, net of federal effect	2,339	772	(148)
Life insurance proceeds	(3,157)
Goodwill	—	664	420
Other items, net	(1,615)	(976)	(263)

	$26,132	$16,428	$(5,191)

        The Company reached a settlement with the Internal Revenue Service with respect to the tax audits of fiscal year 1996 and certain portions of fiscal years 1997 and 1998. The Company has filed a petition in Tax Court regarding the disallowance of a capital loss realized in 1997. Fiscal year 1999 is currently under audit.

        During 2002, the Company made tax payments of $8,304,000 related to the audits. Adequate provision had been made in prior years and the payments did not have a material effect on earnings.

12.  Long-Term Debt and Financing Arrangements

        Long-term debt consists of the following:

	October 31,
	2002	2001
	(In thousands)
"Bank Agreement" Revolver	$65,000	$140,000
Convertible subordinated debentures	—	58,727
Industrial Revenue and Economic Development Bonds, unsecured, principle due in the years 2005 and 2010, bearing interest ranging from 6.50% to 8.375%	1,665	3,275
State of Alabama Industrial Development Bonds	3,800	4,500
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	2,400	2,600
Temroc Industrial Development Revenue Bonds	2,425	2,608
Other	275	8,318

	$75,565	$220,028
Less maturities due within one year included in current liabilities	434	420

	$75,131	$219,608

Old Bank Agreement "Revolver"

        In July 1996, the Company entered into an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). The Bank Agreement consisted of a revolving line of credit ("Revolver"). In July 1997, the term loan provisions of the Bank Agreement expired. The Bank Agreement had an expiration date of July 23, 2003, and provided for up to $25 million for standby letters of credit, limited to the undrawn amount available under the Revolver. All borrowings under the Revolver bore interest, at the option of the Company, at either (a) the prime rate or the federal funds rate plus one percent, whichever is higher, or (b) a Eurodollar based rate. At October 31, 2002 and 2001, the Company had $65 and $140 million, respectively, outstanding under the Revolver. The weighted average interest rates on borrowings under the Revolver were 2.64%, 6.03%, and 7.0%, in 2002, 2001 and 2000, respectively. This Bank Agreement was replaced with a new Bank Agreement which is described below. The intent and ability to refinance the outstanding balance on this bank agreement on a long-term basis was evidenced by the signing of the new bank agreement in November 2002. Therefore, the outstanding balance under the old bank agreement revolver was classified as non-current as of October 31, 2002.

New Bank Agreement

        In November 2002, the Company entered into a secured $200 million Revolving Credit Agreement ("Bank Agreement"). The new Bank Agreement is secured by all Company assets, excluding land and buildings. The new Bank Agreement expires November 2005 and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the new Bank Agreement. All borrowings under the new bank agreement bear interest, at the option of the Company, at either (a) the prime rate or federal funds rate plus one percent, whichever is higher, or (b) a Eurodollar based rate. The new Bank Agreement requires facility fees, which are not significant, maintenance of certain financial ratios and maintenance of a minimum consolidated tangible net worth. As of October 31, 2002, the company was in compliance with all new Bank Agreement covenants.

Convertible Subordinated Debentures

        On June 30, 1995, the Company exercised its right under the terms of its Cumulative Convertible Exchangeable Preferred Stock to exchange such stock for the 6.88% Convertible Subordinated Debentures due June 30, 2007 ("Debentures"). Interest was payable semi-annually on June 30 and December 31 of each year. The

Debentures were subordinate to all senior indebtedness of the Company and were convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $31.50 per share.

        During fiscal 2001 and 2000, respectively, the Company accepted unsolicited block offers to buy back $4.6 and $10.4 million, respectively, principal amount of its Convertible Subordinated Debentures.

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

        As a result of the redemption of the subordinated debentures, a loss of $930 thousand was recognized due to the early extinguishment of debt. This loss resulted from the write-off of the remaining debt issuance costs associated with the subordinated debentures, as well as the .688% premium paid on the $1.3 million of debentures, which were redeemed. In accordance with SFAS 145, which was early adopted by the Company in the fiscal year ended October 31, 2002, this loss was classified as ordinary instead of an extraordinary item, net of tax.

Other Debt Instruments

        The State of Alabama Industrial Development bonds were assumed as part of the Nichols Aluminum Alabama acquisition. These bonds mature August 1, 2004 with interest payable monthly. The bonds bear interest at the weekly interest rate as determined by the remarketing agent under then prevailing market conditions to be the minimum interest rate, which, if borne by the bonds on the effective date of such rate, would enable the remarketing agent to sell the bonds on such business day at a price (without regard to accrued interest) equal to the principal amount of the bonds. The interest rate, however, may not exceed 13% per annum. Interest rates during the year ended October 31, 2002 ranged from 1.25% to 2.05%. These bonds are secured by a Letter of Credit.

        On June 1, 1999, the Company borrowed $3 million through Scott County, Iowa Variable Rate Demand Industrial Waste Recycling Revenue Bonds Series 1999. The bonds require 15 annual principal payments of $200 thousand beginning on July 1, 2000. The variable interest rate is established by the remarketing agent based on the lowest weekly rate of interest that would permit the sale of the bonds at par, on the basis of prevailing financial market conditions. Interest is payable on the first business day of each calendar month. Interest rates on these bonds during fiscal 2002 have ranged from 1.4% to 2.3%. These bonds are secured by a Letter of Credit.

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

        During the twelve month period ended October 31, 2002, the Company made an early payment in the amount of $7.0 million on a contingent note classified in "Other" above as well as an early retirement in the amount of $1.6 million for one of the industrial revenue and economic development bonds.

        Aggregate maturities of long-term debt at October 31, 2002, are as follows (in thousands):

2003	$434
2004	4,226
2005	428
2006	65,478
2007	450
Thereafter	4,549

$75,565

13.  Pension Plans and Other Postretirement Benefits

        The Company has a number of retirement plans covering substantially all employees. The Company provides both defined benefit and defined contribution plans. In general, the plant or location of his/her employment determines an employee's coverage for retirement benefits. The single employer defined benefit pension plans pay benefits to employees at retirement using formulas based upon years of service and compensation rates near retirement. The Company's funding policy is generally to make the minimum annual contributions required by applicable regulations. However, in fiscal 2002, the Company made the maximum income tax deductible contribution amount allowed. The plans invest primarily in marketable equity and debt securities.

        The Company also provides certain healthcare and life insurance benefits for certain eligible retired employees employed prior to January 1, 1993. Certain employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The Company continues to fund benefit costs on a pay-as-you-go basis. For fiscal year 2002, the Company made benefit payments totaling $458,000, compared to $411,000 and $422,000 in fiscal 2001 and 2000, respectively.

        A reconciliation of the beginning benefit obligation to the ending benefit obligation follows:

	Pension Benefits		Postretirement Benefits
	October 31,
	2002	2001	2002	2001
	(In thousands)
Benefit obligation at beginning of year	$37,151	$31,900	$7,321	$7,098
Service cost	2,170	1,976	101	100
Interest cost	2,617	2,450	560	521
Amendments	19	—	(25)	(2)
Actuarial loss	2,734	1,653	935	15
Benefits paid	(743)	(533)	(458)	(411)
Administrative expenses	(365)	(295)	—	—

Benefit obligation at end of year	$43,583	$37,151	$8,434	$7,321

        A reconciliation of the beginning fair value of plan assets to the ending fair value of plan assets follows:

	Pension Benefits October 31,
	2002	2001
	(In thousands)
Fair value of plan assets at beginning of year	$22,760	$23,996
Actual loss on plan assets	(1,407)	(3,517)
Employer contributions	8,182	3,109
Benefits paid	(743)	(533)
Administrative expenses	(365)	(295)

Fair value of plan assets at end of year	$28,427	$22,760

        A reconciliation of the funded status of the plans with the amounts recognized in the accompanying balance sheets is set forth below:

	Pension Benefits		Postretirement Benefits
	October 31,
	2002	2001	2002	2001
	(In thousands)
Funded status	$(15,156)	$(14,391)	$(8,434)	$(7,321)
Unrecognized transition asset	(268)	(379)	—	—
Unrecognized prior service cost	1,305	1,450	(595)	(628)
Unrecognized net loss	13,953	8,032	1,131	200
Other	5	—	(30)	(28)

Accrued benefit cost	$(161)	$(5,288)	$(7,928)	$(7,777)

Amounts recognized in the Balance Sheet:
Deferred benefit credit	$(4,960)	$(7,962)	$(7,928)	$(7,777)
Accrued contribution to pension	(1,518)	(1,760)	—	—
Intangible asset	1,305	1,467	—	—
Accumulated other comprehensive income	5,012	2,967	—	—

Accrued benefit cost	$(161)	$(5,288)	$(7,928)	$(7,777)

        Below is data related to pension plans in which the accumulated benefit obligation exceeds plan assets.

	Pension Benefits		Postretirement Benefits
	October 31,
	2002	2001	2002	2001
	(In thousands)
Accumulated benefit obligation	$34,910	$29,699	$8,434	$7,321
Fair value of plan assets	28,427	22,760	—	—

        Below are the assumptions used.

	Pension Benefits			Postretirement Benefits
	October 31,
	2002	2001	2000	2002	2001	2000
	(In thousands)
Discount rate	6.75%	7.25%	7.75%	6.75%	7.25%	7.75%
Expected return on plan assets	8.50%	10.00%	10.00%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.50%	—	—	—

        The assumed health care cost trend rate was 6.92% in 2002, decreasing uniformly to 4.75% in the year 2008 and remaining level thereafter. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of October 31, 2002 would be increased by 1.12%. The effect of this change on the sum of the service cost and interest cost would be an increase of 1.00%. If the health care cost trend rate assumptions were decreased by 1%, the accumulated postretirement benefit obligation as of October 31, 2002 would be decreased by 1.01%. The effect of this change on the sum of the service cost and interest cost would be a decrease of 0.90%.

        Net pension costs for the single employer defined benefit pension plans were as follows:

	Years Ended October 31,
	2002	2001	2000
	(In thousands)
Service Cost	$2,170	$1,976	$2,000
Interest cost	2,617	2,450	2,215
Expected return on plan assets	(2,044)	(2,421)	(2,228)
Amortization of unrecognized transition asset	(111)	(111)	(111)
Amortization of unrecognized prior service cost	163	109	109
Amortization of unrecognized net loss	263	—	—
Other	(2)	—	104

Net periodic pension cost	$3,056	$2,003	$2,089

        Net periodic costs for the postretirement benefit plans other than pensions were as follows:

	Years Ended October 31,
	2002	2001	2000
	(In thousands)
Net periodic postretirement benefit cost:
Service cost	$102	$100	$109
Interest cost	560	521	516
Net amortization and deferral	(54)	(65)	(60)
Other	—	—	—

Net periodic postretirement benefit cost	$608	$556	$565

        One of the Company's subsidiaries, Piper Impact Europe, which was sold in July of 2000, participated in two multi-employer plans. The plans provided defined benefits to substantially all of Piper Impact Europe's employees. Amounts charged to pension cost and contributed to the plans for the year ended October 31, 2000, totaled approximately NLG 1,302,000, or approximately $575,000.

        The Company has various defined contribution plans in effect for certain eligible employees. The Company makes contributions to the plans subject to certain limitations outlined in the plans. Contributions to these plans were approximately $5,456,000, $4,696,000, and $3,978,000, during fiscal 2002, 2001, and 2000, respectively.

        The Company has a Supplemental Benefit Plan covering certain key officers of the Company. Earned vested benefits under the Supplemental Benefit Plan were approximately $2,234,000, $5,456,000, $5,923,000, at October 31, 2002, 2001 and 2000, respectively. These benefits are funded with life insurance policies purchased by the Company.

14.  Industry Segment Information

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

        During the latter portion of the fiscal year ending October 31, 2001, the Company completed a strategic review of its business, which resulted in a shift of strategy away from primarily a manufacturing "process" oriented enterprise to a more "market focused" enterprise. The chief executive officer, who is the chief operating decision maker of Quanex, believes the focus on customers will provide a more effective corporate strategy to drive growth and shareholder value. As expected, the review underscored a high concentration of sales in two market segments—vehicular products and building products. The Company has made organizational and reporting changes aligned to this new strategy in fiscal 2002. The chief executive officer evaluates performance and allocates the Company's resources under this new segment structure.

        Beginning in 2002, Quanex began reporting under these two market focused segments. The vehicular products segment is comprised of MACSTEEL, Piper Impact (US operations only) and Temroc. The building products segment is comprised of Engineered Products and Nichols Aluminum. Corporate and other will include corporate office charges and intersegment eliminations as well as Piper Impact Europe, which was sold in the fiscal year ended October 31, 2000.

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

        For the years ended October 31, 2002, 2001 and 2000, no one customer represented 10% or more of the consolidated net sales of the Company.

	For the Years Ended October 31,
	2002	2001	2000
	($ in thousands)
Net Sales
Vehicular Products(3)	$459,531	$439,307	$444,124
Building Products(4)(5)(8)	534,856	485,046	502,562
Corporate and Other(1)	—	—	17,832

Consolidated	$994,387	$924,353	$964,518

Operating Income (Loss):
Vehicular Products(3)(7)	$57,606	$47,466	$(8,052)
Building Products(4)(5)(8)	37,985	23,662	35,830
Corporate & Other(1)(6)	(12,291)	(13,812)	(31,740)

Consolidated	$83,300	$57,316	$(3,962)

Depreciation and Amortization:
Vehicular Products(3)	$27,849	$25,905	$28,769
Building Products(4)(5)(8)	15,492	17,061	16,408
Corporate & Other(1)	646	944	3,268

Consolidated	$43,987	$43,910	$48,445

Capital Expenditures:(2)
Vehicular Products(3)	$22,931	$47,234	$31,196
Building Products(4)(5)(8)	11,464	8,241	8,295
Corporate & Other(1)	118	165	2,864

Consolidated	$34,513	$55,640	$42,355

Identifiable Assets:
Vehicular Products(3)	$363,559	$362,442	$321,204
Building Products(4)(5)(8)	283,475	269,387	291,164
Corporate & Other(1)	42,106	65,802	33,491

Consolidated	$689,140	$697,631	$645,859

Goodwill, Net
Vehicular Products	$13,496	$13,496
Building Products	52,940	45,730

	$66,436	$59,226

(1)
Included in "Corporate and Other" are intersegment eliminations, corporate expenses and Piper Impact Europe's results until its sale in fiscal 2000.

(2)
Includes capitalized interest.

(3)
Fiscal 2001 results include Temroc operations since the acquisition date of November 30, 2000. See Note 2 to the financial statements.

(4)
Fiscal 2000 results include Nichols Aluminum–Golden operations since the acquisition date of January 25, 2000. See Note 2 to the financial statements.

(5)
Fiscal 2000 results include IMPERIAL PRODUCTS operations since the acquisition date of April 3, 2000. See Note 2 to the financial statements.

(6)
Fiscal 2000 results include the $14.3 million pretax loss on the sale of Piper Impact Europe. See Note 3 to the financial statements.

(7)
Fiscal 2000 results include the $56.3 million pretax asset impairment charge on Piper Impact. See Note 4 to the financial statements.

(8)
Fiscal 2002 results include COLONIAL CRAFT operations since the acquisition date of February 12, 2002. See Note 2 to the financial statements.

Net Sales by Product Information

	Years Ended October 31,
	2002	2001	2000
	($ In thousands)
Net Sales
Engineered Steel Bars	$365,393	$330,692	$355,540
Aluminum Mill Sheet Products	383,864	361,660	395,697
Window and Door Components	150,992	123,386	106,865
Extruded and Fabricated Products	94,138	108,615	106,416

Total	$994,387	$924,353	$964,518

Geographic Information

	Years Ended October 31,
	2002	2001	2000
	($ In thousands)
Net Sales(1)
United States	$930,734	$870,163	$895,702
Mexico	19,242	16,148	24,336
Canada	32,797	26,176	18,712
Asian countries	7,882	7,128	4,415
European countries	3,533	4,315	20,423
Other foreign countries	199	423	930

Total	$994,387	$924,353	$964,518

	Years Ended October 31,
	2002	2001	2000
	($ in thousands)
Net Sales(2)
United States	$994,387	$924,353	$946,686
The Netherlands	—	—	17,832

	$994,387	$924,353	$964,518

	Years Ended October 31,
	2002	2001	2000
	($ In thousands)
Operating Income (Loss)(4)
United States	$83,300	$57,316	$12,754	(3)
The Netherlands	—	—	(16,716	)(5)

	$83,300	$57,316	$(3,962)

        All identifiable assets are located in the United States.

(1)
Net Sales are attributed to countries based on location of customer.

(2)
Net sales are attributed to countries based on location of operations.

(3)
Including the asset impairment charge of $56.3 million in FY 2000. See Note 4.

(4)
Operating income (loss) is attributed to countries based on location of operations.

(5)
Including the loss on sale of Piper Impact Europe. See Note 3.

15.  Preferred Stock Purchase Rights

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

16.  Stock Repurchase Program and Treasury Stock

        In December 1999, Quanex announced that its Board of Directors approved a program to repurchase up to 2 million shares of the Company's common stock in the open market or in privately negotiated transactions. During the fiscal year ended October 31, 2000, the Company repurchased 834,300 shares at a cost of $17.2 million. During the fiscal year ended October 31, 2001, the Company repurchased 119,000 shares at a cost of $2.2 million. The Company retired 156,700 of these shares purchased at a cost of approximately $3.8 million. No shares were purchased during fiscal 2002 and the stock purchase program was suspended.

        For shares purchased by the Company and retired: 1) Common stock is charged for the par value of the shares, 2) additional paid-in capital is charged for the pro-rata portion associated with those shares and 3) retained earnings is charged for the remainder of the cost of the retired shares. For the shares purchased and retired in the year ended October 31, 2000, the equity was reduced as shown below:

Repurchase Cost	Common Stock	Additional Paid-in Capital	Retained Earnings
(In thousands)
$3,785	$78	$1,222	$2,485

        The Company accounted for the remaining shares purchased as treasury stock. The cost of such shares of $12.7 million at October 31, 2001 was reflected as a reduction of stockholders' equity in the balance sheet.

        During the twelve months ended October 31, 2002, the Company issued 1,166,250 shares for stock option exercises (See Note 17). The balance of the shares held in treasury stock was used for the exercise of some of these options and therefore as of October 31, 2002, there were no treasury shares.

        On December 5, 2002, the Board of Directors again approved a program to purchase up to a total of one 1 million shares (6%) of its common stock in the open market or in privately negotiated transactions. The Company indicated that it would be active in the buyback program during the first fiscal quarter 2003.

17.  Restricted Stock and Stock Option Plans

Key Employee Plans:

        The Company has restricted stock and stock option plans which provide for the granting of common shares or stock options to key employees. Under the Company's restricted stock plan, common stock may be awarded to key employees. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period. Upon issuance of stock under the plan, unearned compensation equal to the market value at the date of grant is charged to stockholders' equity and subsequently amortized to expense over the restricted period. There were 0, 44,000, and 22,750 restricted shares granted in 2002, 2001 and 2000, respectively. The amount charged to compensation expense in 2002, 2001 and 2000 was $479,000, $368,000 and $57,000, respectively, relating to restricted stocks granted in 2001, 2000 and 1999.

        Under the Company's option plans, options are granted at prices determined by the Board of Directors which may not be less than the fair market value of the shares at the time the options are granted. Unless otherwise provided by the Board at the time of grant, options become exercisable in 33 1/3% increments maturing cumulatively on each of the first through third anniversaries of the date of grant and must be exercised no later than ten years from the date of grant. There were 391,597, 388,145, and 650,194 shares available for granting of options at October 31, 2002, 2001, and 2000, respectively. The exercise price for the outstanding options as of October 31, 2002 range from $18.19 to $36.00 per share.

        Stock option transactions for the three years ended October 31, 2002, were as follows:

	Shares Exercisable	Shares Under Option	Average Price Per Share
Balance at October 31, 1999	966,391	1,421,271	23

Granted		244,250	18
Exercised		(3,000)	9
Cancelled		(40,418)	26

Balance at October 31, 2000	1,139,546	1,622,103	22

Granted		382,000	24
Exercised		(70,048)	20
Cancelled/Lapsed		(23,751)	21

Balance at October 31, 2001	1,291,129	1,910,304	23

Granted		15,000	36
Exercised		(1,085,250)	23
Cancelled/Lapsed		(18,452)	22

Balance at October 31, 2002	489,366	821,602	$23

        In December 2002, subsequent to the fiscal year ended October 31, 2002, the Company granted 240,500 options to certain officers and employees at an exercise price of $32 per share.

Non-Employee Director Plans:

        The Company has various non-employee Director plans, which are described below:

1987 Non-Employee Directors Plan

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

        Options become exercisable in 33 1/3% increments maturing cumulatively on each of the first through third anniversaries of the date of the grant and must be exercised no later than 10 years from the date of grant. No options may be granted under the plan after June 22, 1997. There were no shares available for granting of options at October 31, 2002, 2001, or 2000. The exercise price of the all of the shares outstanding as of October 31, 2002 was $19.88. Stock option transactions for the three years ended October 31, 2002, were as follows:

	Shares Exercisable	Shares Under Option	Average Price Per Share
Balance at October 31, 1999	20,000	20,000	20

Granted		—	—
Exercised		—	—
Cancelled		—	—

Balance at October 31, 2000	20,000	20,000	20

Granted		—	—
Exercised		—	—
Cancelled		—	—

Balance at October 31, 2001	20,000	20,000	20

Granted		—	—
Exercised		(15,000)	20
Cancelled		—	—

Balance at October 31, 2002	5,000	5,000	$20

1989 Non-Employee Directors Plan

        The Company's 1989 Non-employee Directors stock option plan provides for the granting of stock options to non-employee Directors to purchase up to an aggregate of 210,000 shares of common stock. Each non-employee Director as of December 6, 1989 was granted an option to purchase 3,000 shares of common stock at a price per share of common stock equal to the fair market value of the common stock as of the date of grant. Also, each non-employee Director who is a director of the Company on any subsequent October 31, while the plan is in effect and shares are available for the granting of options hereunder, shall be granted on such October 31, an option to purchase 3,000 shares of common stock at a price equal to the fair market value of the common stock as of such October 31. During 1998, the Board of Directors passed a resolution, which decreased the number of options to be granted annually as prescribed above from 3,000 to 2,000. Options become exercisable at any time commencing six months after the grant and must be exercised no later than 10 years from the date of grant. No option may be granted under the plan after December 5, 1999. There were no shares available for granting of options at October 31, 2002, 2001 or 2000. The exercise price of the options outstanding as of October 31, 2002 ranged from $16.88 to $28.50. Stock option transactions for the three years ended October 31, 2002, were as follows:

	Shares Exercisable	Shares Under Option	Average Price Per Share
Balance at October 31, 1999	124,000	136,000	23

Granted		—	—
Exercised		(1,000)	17
Cancelled		—	—

Balance at October 31, 2000	135,000	135,000	23

Granted		—	—
Exercised		(14,000)	20
Cancelled		(6,000)	22

Balance at October 31, 2001	115,000	115,000	24

Granted		—	—
Exercised		(51,000)	23
Cancelled		(3,000)	19

Balance at October 31, 2002	61,000	61,000	$25

1997 Non-Employee Directors Plan

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

        There were 332,000, 350,000 and 364,000 shares available for granting of options at October 31, 2002, 2001 and 2000, respectively. The exercise price of the options outstanding as of October 31, 2002 ranged from $18.25 to $35.85. Stock option transactions for the three years ended October 31, 2002, were as follows:

	Shares Exercisable	Shares Under Option	Average Price Per Share
Balance at October 31, 1999	2,000	18,000	21

Granted		18,000	20
Exercised		—	—
Cancelled		—	—

Balance at October 31, 2000	25,333	36,000	21

Granted		14,000	26
Exercised		—	—
Cancelled		—	—

Balance at October 31, 2001	44,666	50,000	22

Granted		18,000	36
Exercised		(15,000)	21
Cancelled		—	—

Balance at October 31, 2002	47,000	53,000	$27

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

        The following pro forma summary of the Company's consolidated results of operations have been prepared as if the fair value based method of accounting for stock based compensation as required by SFAS No. 123 had been applied:

	Years Ended October 31,
	2002	2001	2000
	(In thousands)
Net income (loss) attributable to common stockholders	$55,482	$29,194	$(9,665)
SFAS No. 123 adjustment	(1,407)	(1,154)	(1,042)

Pro forma net income (loss) attributable to common stockholders	$54,075	$28,040	$(10,707)

Earnings (loss) per common share:
Basic as reported	$3.74	$2.18	$(0.70)
Basic pro forma	$3.65	$2.09	$(0.78)
Diluted as reported	$3.52	$2.07	$(0.70)
Diluted pro forma	$3.43	$2.00	$(0.78)

        Fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	2002	2001	2000
Risk-free interest rate	3.58%	4.28%	5.75%
Dividend yield	2.01%	3.10%	3.33%
Volatility factor	44.14%	42.87%	42.89%
Weighted average expected life	5 years	5 years	5 years

18.  Financial Instruments and Risk Management

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

Metal Exchange Forward Contracts

        The Company's aluminum mill sheet products segment, Nichols Aluminum, uses various grades of aluminum scrap as well as prime aluminum ingot as a raw material for its manufacturing process. The price of this aluminum raw material is subject to fluctuations due to many factors in the aluminum market. In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers. In an effort to reduce the risk of fluctuating raw material prices, the Company enters into firm price raw material purchase commitments (which are designated as "normal purchases" under SFAS No. 133) as well as forward contracts on the London Metal Exchange ("LME"). The Company's risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company's committed sales orders, net of fixed price purchase commitments.

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

        The Company grouped LME contracts into two types: customer specific and non-customer specific. The customer specific contracts have been designated as cash flow hedges of forecasted aluminum raw material purchases in accordance with SFAS No. 133. The non-customer specific LME contracts that were used to manage or balance the raw material needs were designated as hedges and, therefore, did not receive hedge accounting under SFAS No. 133. Both types of contracts were measured at fair market value on the balance sheet.

        Accounting before adoption of SFAS No. 133:    As the Company did not adopt SFAS No. 133 until November 1, 2000, hedging gains and losses were included in "Cost of sales" in the income statement concurrently with the related sales of inventory.

        Accounting after adoption of SFAS No. 133:    On November 1, 2000, when the Company adopted SFAS 133, it recorded a derivative liability of $372 thousand representing the fair value of these contracts as of that date. A corresponding amount, net of taxes of $145 thousand, was recorded to other comprehensive income.

        At October 31, 2002, the Company had no open LME forward contracts and therefore no asset or liability associated with metal exchange derivatives. During the year ended October 31, 2002, Nichols Aluminum used more firm price raw material purchase commitments instead of LME forward contracts to lock in raw material prices. At October 31, 2001, open LME contracts covered notional volumes of 45,415,185 pounds and had a fair value net loss of approximately $1.8 million, which is recorded as part of other current and non-current assets and liabilities in the financial statements.

        The effective portion of the gains and losses related to the customer specific forward LME contracts designated as hedges are reported in other comprehensive income. These gains and losses are reclassified into earnings in the periods in which the related inventory is sold. As of October 31, 2002, losses of approximately $428 thousand ($261 thousand net of taxes) are expected to be reclassified from other comprehensive income into earnings over the next twelve months. Gains and losses on these customer specific hedge contracts, including amounts related to hedge ineffectiveness, are reflected in "Cost of sales" in the income statement. For the year ended October 31, 2002 and 2001, a net gain of $136 thousand and a net loss of $283 thousand, respectively, was recognized in "Cost of sales" representing the amount of the hedges' ineffectiveness. (No components of these gains and losses were excluded from the assessment of hedge effectiveness. Additionally, no hedge contracts were discontinued due to the determination that the original forecasted transaction would not occur. Therefore, there was no income statement impact related to that action.)

        The entire amount of gains and losses of the non-customer specific forward LME contracts not designated as hedges were reflected in "Cost of sales" in the income statement in the period in which they occurred. These gains and losses included the changes in fair market value during the period for all open and closed contracts.

Interest Rate Swap Agreements

        In fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement Revolver to fixed rate. The Company's risk management policy related to these swap agreements is to hedge the exposure to interest rate movements on a portion of its long-term debt. Under the swap agreements, payments are made based on a fixed rate ($50 million at 7.025% and $50 million at 6.755%) and received on a LIBOR based variable rate (1.82% at October 31, 2002). Differentials to be paid or received under the agreements are recognized as interest expense. The agreements mature in 2003. The Company has designated the interest rate swap agreements as cash flow hedges of future interest payments on its variable rate debt under the Bank Agreement Revolver.

        Accounting before adoption of SFAS No. 133:    Prior to the adoption of SFAS No. 133 on November 1, 2000, hedging gains and losses were included in "Interest Expense" in the income statement based on the quarterly swap settlement.

        Accounting after adoption of SFAS No. 133:    On November 1, 2000, the Company recorded a derivative liability of $918 thousand, representing the fair value of the swaps as of that date. A corresponding amount, net of income taxes of $358 thousand, was recorded to other comprehensive income.

        The fair value of the swaps as of October 31, 2002 and 2001 was a loss of $4.0 million and $7.3 million, respectively, which is recorded as part of other current liabilities. Gains and losses related to the swap agreements will be reclassified into earnings in the periods in which the related hedged interest payments are made. As of October 31, 2002, losses of approximately $257 thousand ($156 thousand net of taxes) are expected to be reclassified into earnings over the next twelve months. Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, are reflected in "Interest expense" in the income statement. A net loss of $386 thousand and $730 thousand, respectively, was recorded in interest expense in the year ended October 31, 2002 and 2001, respectively, representing the amount of the hedge's ineffectiveness. (No components of the swap instruments' losses were excluded from the assessment of hedge effectiveness.)

        Discontinuance of cash flow hedge:    Based on future cash flow projections that were prepared during the second fiscal quarter period ended April 30, 2002, it was determined that it was probable that the Company would pay down its variable rate debt under the Bank Agreement Revolver to approximately $65 million by the end of this fiscal year. Based on these projections, a portion of the future projected cash flow being hedged (interest payments) would not occur. Therefore, during the period ended April 30, 2002, the Company discontinued hedge accounting under SFAS 133 for $35 million of the interest swap agreement and reclassified the related portion of other comprehensive income, a loss of $1.3 million to interest expense. Additionally, during the fourth fiscal quarter ended October 31, 2002, the timing of the finalization of the new bank agreement was determined. Since the swaps were designated as hedges of interest payments under the old Bank Agreement Revolver, which terminated upon completion of the new Bank Agreement Revolver, the swap no longer qualified as a hedge, as those forecasted transactions will not occur (future interest payments). As a result, the Company discontinued hedge accounting under SFAS 133 on the swaps after the projected new bank agreement date and reclassified the related portion of other comprehensive income, a loss of $2.1 million to interest expense. The Company however has not terminated or closed any of the $100 million swap agreement and therefore the entire swap agreement's fair market value is reflected on the balance sheet as indicated in the previous paragraph. Any change in the fair market value, in fiscal 2003, will be recorded in interest expense.

        If the floating rates were to change by 10% from October 31, 2002 levels, the fair market value of these swaps would change by approximately $79 thousand. In terms of the impact on cash flow to the Company, as floating interest rates decline, the market value of the swap agreement rises, thus increasing the quarterly cash settlement of the swaps paid by the Company. However, the interest paid on the floating rate debt balance decreases. The inverse situation occurs with rising interest rates.

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

Other Financial Assets and Liabilities

        The fair values of the Company's financial assets approximate the carrying values reported on the consolidated balance sheet. The fair value and carrying value of long-term debt was $75.6 million and $220.0 million, as of October 31, 2002 and 2001, respectively. The fair value of long-term debt was based on the quoted market price, recent transactions, or based on rates available to the Company for instruments with similar terms and maturities.

19.  Leases

        Quanex has operating leases for certain real estate and equipment. Rental expense for the years ended October 31, 2002, 2001 and 2000 was $2.2 million, $2.1 million and $2.1 million, respectively.

        Future minimum payments as of October 31, 2002, by year and in the aggregate under operating leases having non-cancelable lease terms in excess of one year were as follows (in thousands):

Operating Leases
2003	$2,428
2004	$1,521
2005	$1,243
2006	$1,110
2007	$1,052
Thereafter	$1,198

Total	$8,552

20.  Contingencies

        Quanex is subject to loss contingencies arising from federal, state, and local environmental laws. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. Costs of future expenditures for environmental remediation are not discounted to their present value. When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of companies participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company's alleged connections. It is management's opinion that the Company has established appropriate reserves for environmental remediation obligations at various of its plant sites and disposal facilities. Those amounts are not expected to have a material adverse effect on the Company's financial condition. Total remediation reserves, at October 31, 2002, were approximately $17 million. These reserves include, without limitation, the Company's best estimate of liabilities related to costs for further investigations, environmental remediation, and corrective actions related to the acquisition of Piper Impact, the acquisition of Nichols Aluminum Alabama and the Company's former Tubing Operations. Actual cleanup costs at the Company's current plant sites, former plants, and disposal facilities could be more or less than the amounts accrued for remediation obligations. Because of uncertainties as to the extent of environmental impact and concurrence of governmental authorities, it is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals that would be material to Quanex's financial statements because of uncertainties as to the extent of environmental impact and concurrence of governmental authorities.

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

        From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of their business. Although the ultimate resolution and impact of such litigation on the Company is not presently determinable, the Company's management believes that the eventual outcome of such litigation will not have a material adverse effect on the overall financial condition or results of operations of the Company.

QUANEX CORPORATION

SUPPLEMENTARY FINANCIAL DATA

Quarterly Results of Operations (Unaudited)

        The following sets forth the selected quarterly information for the years ended October 31, 2002 and 2001.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share amounts)
2002:
Net sales	$204,243	$249,500	$266,891	$273,753
Gross profit	22,305	34,123	39,493	43,289
Net income	5,460	10,632	24,337	15,053
Earnings per share:
Basic earnings per share	0.41	0.77	1.56	0.92
Diluted earnings per share	$0.39	$0.70	$1.42	$0.97
2001:
Net sales	$199,942	$220,257	$248,121	$256,033
Gross profit	20,845	23,762	32,761	37,958
Net income	4,057	4,289	9,608	11,240
Earnings per share:
Basic net earnings	0.30	0.32	0.72	0.84
Diluted net earnings	$0.30	$0.32	$0.67	$0.77

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Costs & Expenses	Write-offs	Other	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended October 31, 2002	$8,953	$1,113	$(3,227)	$38	$6,877
Year ended October 31, 2001	$11,240	$868	$(3,213)	$58	$8,953
Year ended October 31, 2000	$12,154	$738	$(1,284)	$(368)	$11,240

Quarterly Financial Results

(from continuing operations)

	2002	2001	2000
Net Sales (millions)
January	204.24	199.94	205.90
April	249.50	220.26	251.05
July	266.89	248.12	262.65
October	273.76	256.03	244.92

Total	994.39	924.35	964.52

Gross Profit (Loss) (millions)
January	22.31	20.85	22.24
April	34.12	23.76	30.57
July	39.49	32.76	19.60
October	43.29	37.96	(19.51)

Total	139.21	115.33	52.90

Income (Loss) from Continuing Operations (millions)
January	5.46	4.05	4.18
April	10.63	4.29	9.38
July(1)(3)	24.34	9.61	0.71
October(2)	15.05	11.24	(23.94)

Total	55.48	29.19	(9.67)

Income (Loss) from Continuing Operations Per Basic Common Share
January	.41	.30	.29
April	.77	.32	.68
July(1)(3)	1.56	.72	.05
October(2)	.92	.84	(1.78)

Year	3.74	2.18	(0.70)

Quarterly Common Stock Dividends
January	.16	.16	.16
April	.16	.16	.16
July	.16	.16	.16
October	.16	.16	.16

Total	.64	.64	.64

Common Stock Sales Price (High & Low)
January	29.64	21	26.5625
	25.71	16.375	19.0625
April	38.35	21.15	23.6875
	28.63	17.35	16.125
July	44.19	27.55	18.625
	31.01	20.70	14.375
October	40.55	27.48	20.6875
	33.18	20.75	17.0625

(1)
Fiscal 2000 third quarter income from continuing operations includes an after-tax loss of $9.3 million on the sale of Piper Impact Europe.

(2)
Fiscal 2000 fourth quarter loss from continuing operations includes an after-tax asset impairment charge of $36.6 million or $2.67 per share.

(3)
Fiscal 2002 third quarter income from continuing operations includes a retired executive life insurance benefit of $9.0 million.

Item 9.    Disagreements on Accounting and Financial Disclosure

        None

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Pursuant to General Instruction G(3) to Form 10-K, information on directors and executive officers of the Registrant is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2002.

Item 11.    Executive Compensation

        Pursuant to General Instruction G(3) to Form 10-K, information on executive compensation is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Pursuant to General Instruction G(3) to Form 10-K, information on security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2002.

Item 13.    Certain Relationships and Related Transactions

        Pursuant to General Instruction G(3) to Form 10-K, information on certain relationships and related transactions is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2002.

Item 14.    Controls and Procedures

        We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

        Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and principal financial officer of Quanex have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14[c] and 15d-14[c] under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

        There were no significant changes in Quanex's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

			Page
(a)	1.	Financial Statements
		Independent Auditors' Report	28
		Consolidated Balance Sheet	30
		Consolidated Statements of Income	31
		Consolidated Statements of Stockholders' Equity	32
		Consolidated Statements of Cash Flow	34
		Notes to Consolidated Financial Statements	35
	2.	Financial Statement Schedule
		Schedule II—Valuation and qualifying accounts	65
	Schedules not listed or discussed above have been omitted as they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.
	3.	Exhibits	69

Exhibit Number	Description of Exhibits
3.1	Restated Certificate of Incorporation of the Registrant dated as of November 10, 1995, filed as Exhibit 3.1 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1995 and incorporated herein by reference.
3.2
Certificate of Amendment to Restated Certificate of Incorporation of the Registrant dated as of February 27, 1997, filed as Exhibit 3.2 fiscal year ended October 31, 1999 and incorporated herein by reference.
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
*4.4
Revolving Credit Agreement dated as of November 26, 2002, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks. Certain schedules and exhibits to this Revolving Credit Agreement have not been filed with this exhibit. The Company agrees to furnish supplementally any omitted schedule or exhibit to the SEC upon request.
†10.1
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
†10.2
Amendment to the Quanex Corporation 1988 Stock Option Plan, dated as of December 1997, filed as Exhibit 10.2 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.3
Amendment to the Quanex Corporation 1988 Stock Option Plan, dated as of December 9, 1999, filed as Exhibit 10.3 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.4
Quanex Corporation Deferred Compensation Plan, as amended and restated, dated September 29, 1999, filed as Exhibit 10.4 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.5
First Amendment to Quanex Corporation Deferred Compensation Plan, dated December 7, 1999, filed as Exhibit 10.5 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.6
Quanex Corporation Executive Incentive Compensation Plan, as amended and restated, dated October 12, 1995, filed as Exhibit 10.8 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.7
Quanex Corporation Supplemental Benefit Plan, as amended and restated effective June 1, 1999, filed as Exhibit 10.9 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference
†10.8
Form of Change in Control Agreement, between the Registrant and each executive officer of the Registrant, filed as Exhibit 10.10 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.9
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
†10.10
Amendment to the Quanex Corporation 1987 Non-Employee Director Stock Option Plan, dated December 1997, filed as Exhibit 10.13 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.11
Amendment to the Quanex Corporation 1987 Non-Employee Director Stock Option Plan, dated December 9, 1999, filed as Exhibit 10.14 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.12
Quanex Corporation 1989 Non-Employee Director Stock Option Plan, as amended, filed as Exhibit 4.4 of the Registrant's Form S-8, Registration No. 33-35128, together with the amendment filed as Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 1995, and incorporated herein by reference.
†10.13
Amendment to the Quanex Corporation 1989 Non-Employee Director Stock Option Plan, dated December 1997, filed as Exhibit 10.16 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.14
Amendment to the Quanex Corporation 1989 Non-Employee Director Stock Option Plan, dated December 9, 1999, filed as Exhibit 10.17 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.15
Quanex Corporation Employee Stock Option and Restricted Stock Plan, as amended, filed as Exhibit 10.14 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1994, and incorporated herein by reference.
†10.16
Amendment to the Quanex Corporation Employee Stock Option and Restricted Stock Plan, dated December 1997, filed as Exhibit 10.19 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.17
Amendment to the Quanex Corporation Employee Stock Option and Restricted Stock Plan, dated December 9, 1999, filed as Exhibit 10.20 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.18
Amendment to the Quanex Corporation Employee Stock Option and Restricted Stock Plan, effective July 1, 2000 filed as Exhibit 10.18 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2000 and incorporated herein by reference.
†10.19
Retirement Agreement dated as of September 1, 1992, between the Registrant and Carl E. Pfeiffer, filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1992, and incorporated herein by reference.
†10.20
Stock Option Agreement dated as of October 1, 1992, between the Registrant and Carl E. Pfeiffer, filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1992, and incorporated herein by reference.
†10.21
Deferred Compensation Agreement dated as of July 31, 1992, between the Registrant and Carl E. Pfeiffer, filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1992, and incorporated herein by reference.
†10.22
Quanex Corporation Non-Employee Director Retirement Plan, filed as Exhibit 10.18 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1994, and incorporated herein by reference.
†10.23
Amendment to Quanex Corporation Non-Employee Director Retirement Plan dated May 25, 1995, filed as Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the fiscal quarter ended January 31, 2000 and incorporated herein by reference.
†10.24
Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, filed as Exhibit 10.19 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1996, and incorporated herein by reference.
†10.25
Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, dated December 1997, filed as Exhibit 10.26 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.26
Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, dated December 9, 1999, filed as Exhibit 10.27 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.27
Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective February 23, 2000, filed as Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the fiscal quarter ended January 31, 2000 and incorporated herein by reference.
†10.28
Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective July 1, 2000 filed as Exhibit 10.28 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2000 and incorporated herein by reference.
†10.29	Quanex Corporation Deferred Compensation Trust filed as Exhibit 4.8 of the Registrant's Registration Statement on Form S-3, Registration No. 333-36635, and incorporated herein by reference.
†10.30
Amendment to Quanex Corporation Deferred Compensation Trust, dated December 9, 1999, filed as Exhibit 10.29 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.31
Amendment and restatement of the Quanex Corporation Deferred Compensation Plan, effective November 1, 2001 filed as Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q dated March 7, 2002, and incorporated herein by reference.
†10.32
Quanex Corporation 1997 Non-Employee Director Stock Option Plan filed as Exhibit 10.21 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1997 and incorporated herein by reference.
†10.33
Amendment to Quanex Corporation 1997 Non-Employee Director Stock Option Plan, dated December 9, 1999, filed as Exhibit 10.31 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.34
Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) as amended and restated, dated October 20, 1999, filed as Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725), dated June 11, 2001.
†10.35
Amendment to Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) dated December 9, 1999, filed as Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725), dated June 11, 2001 and incorporated herein by reference.
†10.36
Amendment to Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) effective July 1, 2000, filed as Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725), dated June 11, 2001 and incorporated herein by reference.
†10.37
Amendment to the Quanex Corporation 1997 Key Employee Stock Option Plan effective October 25, 2001, filed as Exhibit 10.36 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 2001 and incorporated herein by reference.
†10.38
Quanex Corporation Long-Term Incentive Plan effective November 1, 2001, filed as Exhibit 10.37 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 2001 and incorporated herein by reference.
†10.39
Letter Agreement between Quanex Corporation and Raymond A. Jean, dated February 14, 2001, filed as Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q, dated March 7, 2002 and incorporated herein by reference.
*10.40	First Amendment to Quanex Corporation Hourly Bargaining Unit Savings Plan, dated October 30, 2002, and effective December 12, 1994.
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
10.50
Assignment and Assumption Agreement between Fruehauf Trailer Corporation and Decatur Aluminum Corp. (subsequently renamed Nichols Aluminum–Alabama, Inc.) dated October 9, 1998, filed as Exhibit 10.26 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1998 and incorporated herein by reference.
10.51
Agreement between The Industrial Development Board of the City of Decatur and Decatur Aluminum Corp. (subsequently renamed Nichols Aluminum–Alabama, Inc.) dated September 23, 1998, filed as Exhibit 10.27 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1998 and incorporated herein by reference.
*10.52	Lease Agreement between Cabot Industrial Properties, L.P. and Quanex Corporation dated August 30, 2002.
*21	Subsidiaries of the Registrant.
*23	Consent of Deloitte & Touche LLP.
*99.1	Certification by chief financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2	Certification by chief executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
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

(b)    Reports on Form 8-K

        No Reports on Form 8-K were filed by the Company during the quarter ended October 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANEX CORPORATION
By:	/s/ RAYMOND A. JEAN Raymond A. Jean Chairman of the Board, President and Chief Executive Officer	December 20, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RAYMOND A. JEAN Raymond A. Jean	Chairman of the Board, President and Chief Executive Officer	December 20, 2002
/s/ DONALD G. BARGER, JR. Donald G. Barger, Jr.	Director	December 20, 2002
/s/ VINCENT R. SCORSONE Vincent R. Scorsone	Director	December 20, 2002
/s/ MICHAEL J. SEBASTIAN Michael J. Sebastian	Director	December 20, 2002
/s/ RUSSELL M. FLAUM Russell M. Flaum	Director	December 20, 2002
/s/ SUSAN F. DAVIS Susan F. Davis	Director	December 20, 2002
/s/ JOSEPH J. ROSS Joseph J. Ross	Director	December 20, 2002
/s/ TERRY M. MURPHY Terry M. Murphy	Vice President—Finance and Chief Financial Officer (Principal Financial Officer)	December 20, 2002
/s/ VIREN M. PARIKH Viren M. Parikh	Controller (Principal Accounting Officer)	December 20, 2002

CERTIFICATIONS

I, Raymond A. Jean, certify that:

1.
I have reviewed this annual report on Form 10-K of Quanex Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
/s/ RAYMOND A. JEAN Raymond A. Jean Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 20, 2002

I, Terry M. Murphy, certify that:

1.
I have reviewed this annual report on Form 10-K of Quanex Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
/s/ TERRY M. MURPHY Terry M. Murphy Vice President—Finance and Chief Financial Officer (Principal Financial Officer)	December 20, 2002

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Restated Certificate of Incorporation of the Registrant dated as of November 10, 1995, filed as Exhibit 3.1 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1995 and incorporated herein by reference.
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
*4.4
Revolving Credit Agreement dated as of November 26, 2002, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks. Certain schedules and exhibits to this Revolving Credit Agreement have not been filed with this exhibit. The Company agrees to furnish supplementally any omitted schedule or exhibit to the SEC upon request. Quanex Corporation 1988 Stock Option Plan, as amended, and form of Stock Option year Agreement filed as Exhibit 10.4 to the Registrant's.
†10.1
Annual Report on Form 10-K for the year ended October 31, 1988, together with the amendment filed as Exhibit 10.17 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 1995, and incorporated herein by reference.
†10.2
Amendment to the Quanex Corporation 1988 Stock Option Plan, dated as of December 1997, filed as Exhibit 10.2 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.3
Amendment to the Quanex Corporation 1988 Stock Option Plan, dated as of December 9, 1999, filed as Exhibit 10.3 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.4
Quanex Corporation Deferred Compensation Plan, as amended and restated, dated September 29, 1999, filed as Exhibit 10.4 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.5
First Amendment to Quanex Corporation Deferred Compensation Plan, dated December 7, 1999, filed as Exhibit 10.5 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.6
Quanex Corporation Executive Incentive Compensation Plan, as amended and restated, dated October 12, 1995, filed as Exhibit 10.8 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.7
Quanex Corporation Supplemental Benefit Plan, as amended and restated effective June 1, 1999, filed as Exhibit 10.9 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.8
Form of Change in Control Agreement, between the Registrant and each executive officer of the Registrant, filed as Exhibit 10.10 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.9
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
†10.10
Amendment to the Quanex Corporation 1987 Non-Employee Director Stock Option Plan, dated December 1997, filed as Exhibit 10.13 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.11
Amendment to the Quanex Corporation 1987 Non-Employee Director Stock Option Plan, dated December 9, 1999, filed as Exhibit 10.14 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.12
Quanex Corporation 1989 Non-Employee Director Stock Option Plan, as amended, filed as Exhibit 4.4 of the Registrant's Form S-8, Registration No. 33-35128, together with the amendment filed as Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 1995, and incorporated herein by reference.
†10.13
Amendment to the Quanex Corporation 1989 Non-Employee Director Stock Option Plan, dated December 1997, filed as Exhibit 10.16 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.14
Amendment to the Quanex Corporation 1989 Non-Employee Director Stock Option Plan, dated December 9, 1999, filed as Exhibit 10.17 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.15
Quanex Corporation Employee Stock Option and Restricted Stock Plan, as amended, filed as Exhibit 10.14 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1994, and incorporated herein by reference.
†10.16
Amendment to the Quanex Corporation Employee Stock Option and Restricted Stock Plan, dated December 1997, filed as Exhibit 10.19 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.17
Amendment to the Quanex Corporation Employee Stock Option and Restricted Stock Plan, dated December 9, 1999, filed as Exhibit 10.20 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.18
Amendment to the Quanex Corporation Employee Stock Option and Restricted Stock Plan, effective July 1, 2000 filed as Exhibit 10.18 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2000 and incorporated herein by reference.
†10.19
Retirement Agreement dated as of September 1, 1992, between the Registrant and Carl E. Pfeiffer, filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1992, and incorporated herein by reference.
†10.20
Stock Option Agreement dated as of October 1, 1992, between the Registrant and Carl E. Pfeiffer, filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1992, and incorporated herein by reference.
†10.21
Deferred Compensation Agreement dated as of July 31, 1992, between the Registrant and Carl E. Pfeiffer, filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10- K (Reg. No. 001-05725) for the year ended October 31, 1992, and incorporated herein by reference.
†10.22
Quanex Corporation Non-Employee Director Retirement Plan, filed as Exhibit 10.18 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31,1994, and incorporated herein by reference.
†10.23
Amendment to Quanex Corporation Non-Employee Director Retirement Plan dated May 25, 1995, filed as Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the fiscal quarter ended January 31, 2000 and incorporated herein by reference.
†10.24
Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, filed as Exhibit 10.19 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1996, and incorporated herein by reference.
†10.25
Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, dated December 1997, filed as Exhibit 10.26 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.26
Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, dated December 9, 1999, filed as Exhibit 10.27 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.27
Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective February 23, 2000, filed as Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the fiscal quarter ended January 31, 2000 and incorporated herein by reference.
†10.28
Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective July 1, 2000 filed as Exhibit 10.28 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2000 and incorporated herein by reference.
†10.29	Quanex Corporation Deferred Compensation Trust filed as Exhibit 4.8 of the Registrant's Registration Statement on Form S-3, Registration No. 333-36635, and incorporated herein by reference.
†10.30
Amendment to Quanex Corporation Deferred Compensation Trust, dated December 9, 1999, filed as Exhibit 10.29 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.31
Amendment and restatement of the Quanex Corporation Deferred Compensation Plan, effective November 1, 2001 filed as Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q dated March 7, 2002, and incorporated herein by reference.
†10.32
Quanex Corporation 1997 Non-Employee Director Stock Option Plan filed as Exhibit 10.21 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1997 and incorporated herein by reference.
†10.33
Amendment to Quanex Corporation 1997 Non-Employee Director Stock Option Plan, dated December 9, 1999, filed as Exhibit 10.31 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.34
Quanex Corporation 1997 Key Employee Stock Plan, (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) as amended and restated, dated October 20, 1999, filed as Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725), dated June 11, 2001.
†10.35
Amendment to Quanex Corporation 1997 Key Employee Stock Plan, (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) dated December 9, 1999, filed as Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725), dated June 11, 2001 and incorporated herein by reference.
†10.36
Amendment to Quanex Corporation 1997 Key Employee Stock Plan, (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) effective July 1, 2000, filed as Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725), dated June 11, 2001 and incorporated herein by reference.
†10.37
Amendment to the Quanex Corporation 1997 Key Employee Stock Option Plan effective October 25, 2001, filed as Exhibit 10.36 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 2001 and incorporated herein by reference.
†10.38
Quanex Corporation Long-Term Incentive Plan effective November 1, 2001, filed as Exhibit 10.37 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 2001 and incorporated herein by reference.
†10.39
Letter Agreement between Quanex Corporation and Raymond A. Jean, dated February 14, 2001, filed as Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q, dated March 7, 2002 and incorporated herein by reference.
*10.40	First Amendment to Quanex Corporation Hourly Bargaining Unit Savings Plan, dated October 30, 2002, and effective December 12, 1994.
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
10.50
Assignment and Assumption Agreement between Fruehauf Trailer Corporation and Decatur Aluminum Corp. (subsequently renamed Nichols Aluminum–Alabama, Inc.) dated October 9, 1998, filed as Exhibit 10.26 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1998 and incorporated herein by reference.
10.51
Agreement between The Industrial Development Board of the City of Decatur and Decatur Aluminum Corp. (subsequently renamed Nichols Aluminum–Alabama, Inc.) dated September 23, 1998, filed as Exhibit 10.27 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1998 and incorporated herein by reference.
*10.52	Lease Agreement between Cabot Industrial Properties, L.P. and Quanex Corporation dated August 30, 2002.
*21	Subsidiaries of the Registrant.
*23	Consent of Deloitte & Touche LLP.
*99.1	Certification by chief financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2	Certification by chief executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Management Compensation or Incentive Plan

*
Filed herewith