Form 10-Q
period 2003-01-31
QUANEX CORP
filed 2003-03-06
CIK 276889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2003
Common Stock, par value $0.50 per share	16,226,918

QUANEX CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

QUANEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	January 31, 2003	October 31, 2002
ASSETS

Current assets:
Cash and equivalents	$5,425	$18,283
Accounts and notes receivable, net	103,710	116,122
Inventories	100,797	90,756
Deferred income taxes	9,302	9,302
Other current assets	3,298	1,338
Total current assets	222,532	235,801

Property, plant and equipment	782,344	773,855
Less accumulated depreciation and amortization	(432,670)	(420,723)
Property, plant and equipment, net	349,674	353,132

Goodwill, net	66,436	66,436
Cash surrender value insurance policies, net	26,912	25,799
Intangible assets	2,844	2,870
Other assets	5,848	5,102

	$674,246	$689,140

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$79,219	$76,588
Accrued expenses	39,512	48,973
Income taxes payable	7,180	4,839
Other current liabilities	2,746	3,970
Current maturities of long-term debt	445	434
Total current liabilities	129,102	134,804

Long-term debt	70,051	75,131
Deferred pension credits	2,176	4,960
Deferred postretirement welfare benefits	8,152	7,928
Deferred income taxes	30,464	29,210
Other liabilities	14,196	15,712
Total liabilities	254,141	267,745

Stockholders' equity:
Preferred stock, no par value	—	—
Common stock, $.50 par value	8,258	8,227
Additional paid-in capital	187,719	185,972
Retained earnings	236,198	232,074
Unearned compensation	(276)	(418)
Accumulated other comprehensive income	(3,155)	(3,479)
	428,744	422,376
Less: Common stock held by rabbi trust	(1,928)	(981)
Less: Cost of shares of common stock in treasury	(6,711)	—
Total stockholders' equity	420,105	421,395

	$674,246	$689,140

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,
	2003	2002

Net sales	$229,509	$204,243
Cost and expenses:
Cost of sales	194,525	171,042
Selling, general and administrative expense	12,855	12,164
Depreciation and amortization	12,014	11,193
Operating income	10,115	9,844
Other income (expense):
Interest expense	(975)	(3,441)
Capitalized interest	—	730
Other, net	1,459	1,398
Income before income taxes	10,599	8,531
Income tax expense	(3,816)	(3,071)
Net income	$6,783	$5,460

Earnings per common share:
Basic	$0.41	$0.41
Diluted	$0.41	$0.39

Weighted average shares outstanding:
Basic	16,406	13,455
Diluted	16,648	15,586

Cash dividends per share	$0.17	$0.16

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Three Months Ended January 31,
	2003	2002

Operating activities:
Net income	$6,783	$5,460
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,107	11,279
Deferred income taxes	1,254	1,420
Deferred pension and postretirement benefits	(2,560)	(1,553)

Changes in assets and liabilities net of effects from acquisitions and dispositions:
Decrease in accounts and notes receivable	12,412	18,699
Increase in inventory	(10,041)	(2,451)
Increase (decrease) in accounts payable	2,631	(11,855)
Decrease in accrued expenses	(9,461)	(7,061)
Other, net (including income tax refund)	(1,135)	(1,470)
Cash provided by operating activities	11,990	12,468

Investment activities:
Capital expenditures, net of retirements	(8,520)	(11,290)
Other, net	(1,147)	(475)
Cash used for investment activities	(9,667)	(11,765)

Financing activities:
Bank (repayments) borrowings, net	(5,000)	(5,000)
Purchase of Quanex common stock	(6,711)	—
Dividends paid on common stock	(2,638)	(2,159)
Issuance of common stock, net	810	2,360
Other, net	(1,642)	(299)
Cash used for financing activities	(15,181)	(5,098)
Decrease in cash and equivalents	(12,858)	(4,395)
Cash and equivalents at beginning of period	18,283	29,573
Cash and equivalents at end of period	$5,425	$25,178

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$908	$4,340
Cash paid during the period for income taxes	$296	$120
Cash received during the period for income tax refunds	$13	$—

QUANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.               Significant Accounting Policies and New Accounting Pronouncements

The interim consolidated financial statements of Quanex Corporation and its subsidiaries (“Quanex” or the “Company”) are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations.  All such adjustments are of a normal recurring nature.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.  Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to 2003 classifications.

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

Inventory

The Company records inventory valued at the lower of cost or market value.  The method used to determine the cost of inventories varies among the Company’s operations.  MACSTEEL, Temroc, Nichols Aluminum (excluding Nichols Aluminum Golden), AMSCO and HOMESHIELD determine cost using the last-in, first-out (LIFO) valuation methodology.  The remainder of the operations determine cost using the first-in, first-out (FIFO) valuation methodology.  Under the LIFO methodology for determining inventory cost, management projections are made during the year (on a fiscal quarter end basis) of inventory prices at the end of that fiscal year.  Those projections and estimates are used to review the LIFO reserve balance and determine whether it is adequate or should be adjusted.  To the extent management’s judgments are estimates, the actual results at the end of the fiscal year can and do vary from those estimates.  The LIFO reserve is then adjusted at the end of the fiscal year based on the actual pricing levels at that time.

Additionally, inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions.  Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.

Risk Management and Derivative Instruments

The Company’s current risk management strategies include the use of derivative instruments to reduce certain risks.  The critical strategies include: (1) the use of commodity futures and options to fix the price of a portion of anticipated future purchases of certain raw materials, including aluminum scrap, and energy to offset the effect of fluctuations in the costs of those commodities, and (2) the use of interest rate swaps to fix the rate of interest on a portion of floating rate debt.  The Company accounts for these derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”.  Some of these derivative instruments qualify for the normal purchase and sale exemption.  Some derivatives have not been designated as “hedges”.  For those derivatives, the gains and losses are realized and recorded in the statement of income as they occur.  Some hedges have been designated as cash flow hedges.  For those cash flow hedges, the effective portion of gains and losses is recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity.  The Company evaluates cash flow hedges each quarter to determine if they are highly effective.  Any ineffectiveness is recorded in the statement of income.  If the anticipated future transactions are no longer expected to occur, the unrealized gains and losses on the related hedge are reclassified to the consolidated statement of income.  (See Note 10 to the financial statements for further explanation.)

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

Stock Based Employee Compensation

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company continues to apply the rules for stock-based compensation contained in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method. The pro forma effect on net income and earnings per share of the fair value based method of accounting for stock-based compensation as required by SFAS No. 123 and SFAS No. 148 “Accounting for the Stock-Based Compensation — Transition and Disclosure” is disclosed below.

	Three Months Ended January 31,
	2003	2002
	(In thousands)

Net income, as reported	$6,783	$5,460
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(357)	(326)
Pro forma net income	$6,426	$5,134

Earnings per common share:
Basic as reported	$0.41	$0.41
Basic pro forma	$0.39	$0.38
Diluted as reported	$0.41	$0.39
Diluted pro forma	$0.39	$0.37

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets.  The provisions of this Statement are required to be applied starting with fiscal years beginning after June 15, 2002 (Quanex’s fiscal year beginning November 1, 2002).  There was no material impact on the Company’s financial position, results of operations, or cash flows as a result of adoption.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement establishes a single accounting model for the impairment or disposal of long-lived assets.  The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 (Quanex’s fiscal year beginning November 1, 2002).  There was no material impact on the Company’s financial position, results of operations, or cash flows as a result of adoption.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company does not anticipate any material impact on the Company’s financial position, results of operations, or cash flows as a result of adoption.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”.  SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has adopted this statement and included the new disclosure requirements in this report.

2.               Goodwill – Adoption of SFAS 142

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

There were no changes in the carrying amount of goodwill for the three months ended January 31, 2003.  Since the Company adopted SFAS No. 142 on November 1, 2001, neither the current period ended January 31, 2003 nor the prior period ended January 31, 2002 included goodwill amortization.

3.               Inventories

Inventories consist of the following:

	January 31, 2003	October 31, 2002
	(In thousands)
Raw materials	$23,614	$24,307
Finished goods and work in process	68,899	58,108
	92,513	82,415
Other	8,284	8,341
	$100,797	$90,756

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

LIFO	$72,650	$64,269
FIFO	28,147	26,487
	$100,797	$90,756

With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $8.5 million as of January 31, 2003 and $7.9 million as of October 31, 2002.

4.               Acquired Intangible Assets

Intangible assets consist of the following ($ in thousands):

	As of January 31, 2003		As of October 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete Agreements	$313	$68	$313	$51
Patents	443	44	443	35
Total	$756	$112	$756	$86

Unamortized intangible assets:
Tradename	$2,200		$2,200

The aggregate amortization expense for the three month periods ended January 31, 2003 and 2002 is $26 thousand and $0, respectively.  Estimated amortization expense for the next five years follows ($ in thousands):

Fiscal years ending October 31,	Estimated Amortization
2003	$115
2004	$115
2005	$100
2006	$86
2007	$46

5.               Earnings Per Share

The computational components of basic and diluted earnings per share are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended January 31, 2003			For the Three Months Ended January 31, 2002
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS
Total basic net earnings	$6,783	16,406	$0.41	$5,460	13,455	$0.41

Effect of Dilutive Securities
Effect of common stock equiv. arising from stock options	—	181		—	231
Effect of common stock held by rabbi trust	—	61		—	36
Effect of conversion of subordinated debentures	—	—		680	1,864

Diluted EPS
Total diluted net earnings	$6,783	16,648	$0.41	$6,140	15,586	$0.39

6.               Comprehensive Income

Total comprehensive income for the three months ended January 31, 2003 is $7.1 million.  Total comprehensive income for the three months ended January 31, 2002 is $6.1 million.  Included in comprehensive income is net income and the effective portion of the gains and losses on derivative instruments designated as cash flow hedges.

7.               Long-term Debt

In November 2002, the Company entered into a secured $200 million Revolving Credit Agreement (“Bank Agreement”).  The new Bank Agreement is secured by all Company assets, excluding land and buildings.  The new Bank Agreement expires November 2005 and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the new Bank Agreement.  All borrowings under the new Bank Agreement bear interest, at the option of the Company, at either (a) the prime rate or federal funds rate plus one percent, whichever is higher, or (b) a Eurodollar based rate.  The new Bank Agreement requires facility fees, which are not significant, maintenance of certain financial ratios and maintenance of a minimum consolidated tangible net worth.

Long-term debt consists of the following (in thousands):

	January 31, 2003	October 31, 2002
New Bank Agreement Revolver	$60,000	$—
Old Bank Agreement Revolver	—	65,000
Temroc Industrial Development Revenue Bonds	2,375	2,425
Industrial Revenue and Economic Development Bonds	1,665	1,665
State of Alabama Industrial Development Bonds	3,800	3,800
Scott County, Iowa Indus. Waste Recycling Revenue Bonds..	2,400	2,400
Other	256	275
	$70,496	$75,565
Less maturities due within one year included in current liabilities	445	434
	$70,051	$75,131

8.               Industry Segment Information ($ in thousands)

Quanex has two market focused segments:  Vehicular Products and Building Products.  The Vehicular Products segment is comprised of MACSTEEL, Piper Impact and Temroc.  The Building Products segment is comprised of Nichols Aluminum and Engineered Products

Below is a presentation of segment disclosure information:

	Three Months Ended January 31,
	2003	2002
Net Sales
Vehicular Products	$108,932	$102,433
Building Products(1)	120,577	101,810
Consolidated	$229,509	$204,243
Operating Income (Loss)
Vehicular Products	$9,887	$10,742
Building Products(1)	4,167	2,374
Corporate & Other (2)	(3,939)	(3,272)
Consolidated	$10,115	$9,844

	For the periods ended
	January 31, 2003	October 31, 2002
Identifiable Assets
Vehicular Products	$357,382	$363,559
Building Products	284,454	283,475
Corporate & Other(2)	32,410	42,106
Consolidated	$674,246	$689,140
Goodwill (Net)
Vehicular Products	$13,496	$13,496
Building Products	52,940	52,940
Consolidated	$66,436	$66,436

(1) Fiscal 2003 results include COLONIAL CRAFT operations acquired in February 2002.

(2) Included in “Corporate and Other” are inter-segment eliminations, consolidated LIFO inventory adjustments and corporate expenses and assets.

9.               Treasury Stock and Stock Option Exercises

          On December 5, 2002, the Board of Directors approved a program to purchase up to a total of 1 million shares of its common stock in the open market or in privately negotiated transactions.  During the three months ended January 31, 2003, the Company repurchased 217,500 shares at a cost of approximately $6.7 million.  These shares are being held as treasury stock.

          The Company has various restricted stock and stock option plans for key employees and directors as described in its Annual Report on Form 10-K for the fiscal year ended October 31, 2002.  Below is a table summarizing the stock option activity in all plans since October 31, 2002.

	Shares Exercisable	Shares Under Option	Average Price Per Share
Balance at October 31, 2002	602,366	940,602	$23
Granted		240,500	32
Exercised		(34,333)	21
Cancelled / Lapsed		—	—
Balance at January 31, 2003	568,033	1,146,769	$25

10.         Financial Instruments and Risk Management

Metal Exchange Forward Contracts

The Company’s aluminum mill sheet products segment, Nichols Aluminum, uses various grades of aluminum scrap as well as prime aluminum ingot as a raw material for its manufacturing process.  The price of this aluminum raw material is subject to fluctuations due to many factors in the aluminum market.  In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers.  In an effort to reduce the risk of fluctuating raw material prices, the Company enters into firm price raw material purchase commitments (which are designated as “normal purchases” under SFAS No. 133) as well as forward contracts on the London Metal Exchange (“LME”).  The Company’s risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company’s committed sales orders, net of fixed price purchase commitments.

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

At January 31, 2003, the Company had no open LME forward contracts and therefore no asset or liability associated with metal exchange derivatives.  Nichols Aluminum used firm price raw material purchase commitments instead of LME forward contracts to lock in raw material prices.

The effective portion of the gains and losses related to the customer specific forward LME contracts designated as hedges are reported in other comprehensive income. These gains and losses are reclassified into earnings in the periods in which the related inventory is sold.  As of January 31, 2003, losses of approximately $166 thousand ($101 thousand net of taxes) are expected to be reclassified from other comprehensive income into earnings over the next twelve months. Gains and losses on these customer specific hedge contracts, including amounts related to hedge ineffectiveness, are reflected in “Cost of sales” in the income statement. For the period ended January 31, 2003, there was no hedge ineffectiveness to be recognized in “Cost of sales”.  No components of these gains and losses were excluded from the assessment of hedge effectiveness.  Additionally, no hedge contracts were discontinued due to the determination that the original forecasted transaction would not occur. Therefore, there was no income statement impact related to that action.

Interest Rate Swap Agreements

In fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement Revolver to a fixed rate.  The Company’s risk management policy related to these swap agreements is to hedge the exposure to interest rate movements on a portion of its long-term debt.  Under the swap agreements, payments are made based on a fixed rate ($50 million at 7.025% and $50 million at 6.755%) and received on a LIBOR based variable rate (1.34% at January 31, 2003).

Discontinuance of cash flow hedge:  With the execution of the new Bank Agreement in November 2002, the interest rate swaps no longer qualified as a hedge.  As a result, the Company discontinued hedge accounting under SFAS 133 on the swaps after the effective date of the new Bank Agreement and reclassified the related portion of other comprehensive income to interest expense in the fiscal quarter ended October 31, 2002.

The interest rate swap agreements remain in effect until July 2003.  Therefore, the fair market value of the swaps is reflected on the balance sheet in other current liabilities.  Any change in the fair market value, net of the reduction due to swap settlement payments, will be recorded in interest expense in fiscal 2003.

The fair value of the swaps as of January 31, 2003 was a loss of $2.8 million, which is reflected in other current liabilities.  A net loss of $72 thousand was recorded in interest expense in the period ended January 31, 2003 representing the change in the fair market value of the swap agreements since October 31, 2002.

If the floating rates were to change by 10% from January 31, 2003 levels, the fair market value of these swaps would change by approximately $165 thousand.  In terms of the impact on cash flow to the Company, as floating interest rates decline, the market value of the swap agreement rises, thus increasing the quarterly cash settlement of the swaps paid by the Company.  However, the interest paid on the floating rate debt balance decreases.  The inverse situation occurs with rising interest rates.

11.              Contingencies

Quanex is subject to loss contingencies arising from federal, state, and local environmental laws.  Environmental expenditures are expensed or capitalized depending on their future economic benefit.  The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals.  Costs of future expenditures for environmental remediation are not discounted to their present value.  When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of companies participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections.  It is management’s opinion that the Company has established appropriate reserves for environmental remediation obligations at various of its plant sites and disposal facilities.  Those amounts are not expected to have a material adverse effect on the Company’s financial condition. Total remediation reserves, at January 31, 2003, were approximately $17 million.  These reserves include, without limitation, the Company’s best estimate of liabilities related to costs for further investigations, environmental remediation, and corrective actions related to the acquisition of Piper Impact, the acquisition of Nichols Aluminum Alabama and the Company’s former Tubing Operations.  Actual cleanup costs at the Company’s current plant sites, former plants, and disposal facilities could be more or less than the amounts accrued for remediation obligations.  Because of uncertainties as to the extent of environmental impact and concurrence of governmental authorities, it is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals that would be material to Quanex’s financial statements because of uncertainties as to the extent of environmental impact and concurrence of governmental authorities.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of their business.  Although the ultimate resolution and impact of such litigation on the Company is not presently determinable, the Company’s management believes that the eventual outcome of such litigation will not have a material adverse effect on the overall financial condition or results of operations of the Company.

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

The discussion and analysis of Quanex Corporation and its subsidiaries’ (the “Company”‘s) financial condition and results of operations should be read in conjunction with the January 31, 2003 and October 31, 2002 Consolidated Financial Statements of the Company and the accompanying notes.

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

Factors exist that could cause the Company’s actual results to differ materially from the expected results described in or underlying our Company’s forward-looking statements.  Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, energy costs, interest rates, construction delays, market conditions, particularly in the vehicular and home building and remodeling markets, any material changes in purchases by the Company’s principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company’s successful implementation of its internal operating plans, and acquisition strategies, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings.  Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved.  All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

Results of Operations

Summary Information as % of Sales:  ($ in millions)

	Three Months Ended January 31,
	2003		2002
	Dollar Amount	%of Sales	Dollar Amount	%of Sales
Net Sales	$229.5	100	$204.2	100%
Cost of Sales	194.5	85	171.0	84
Selling, general and administrative	12.9	6	12.2	6
Depreciation and amortization	12.0	5	11.2	5
Operating Income	10.1	4%	9.8	5%
Interest Expense	(1.0)	—	(3.4)	(2)
Capitalized Interest	—	—	.8	—
Other, net	1.5	1	1.4	1
Income tax expense	(3.8)	(2)	(3.1)	(1)
Net income	$6.8	3%	$5.5	3%

Overview

Quanex had a strong first quarter reporting net income of $6.8 million, up 24% from the same prior year period, and diluted earnings per share of $0.41 compared to $0.39 in the same prior year period.  New light vehicle programs, more value added products and reduced outside processing costs gave a boost to MACSTEEL’s results within the Vehicular Products segment.  Nichols Aluminum, whose results are reported in the Building Products segment, continued to benefit from strong housing starts and healthy remodeling activity.  These excellent fundamentals, coupled with a reduction in industry capacity, led to increased spreads and higher volumes at Nichols Aluminum, compared to a year ago.  Quanex’s operating results also benefited from company-wide lean initiatives which continue to gain momentum.

Business Segments

Quanex has two market focused segments:  Vehicular Products and Building Products.  The Vehicular Products segment is comprised of MACSTEEL, Piper Impact and Temroc.  The Vehicular segment’s main driver is North American light vehicle builds.  For fiscal year 2003, the Company expects MACSTEEL’s sales and operating income to represent approximately 80% and 95% of the segment’s results, respectively.

The Building Products segment is comprised of Nichols Aluminum and Engineered Products.  The main drivers of this segment are residential housing starts and remodeling expenditures.  For fiscal year 2003, the Company expects Engineered Products sales and operating income to represent about 35% and 60% of the segment’s results, respectively.

The following table sets forth selected operating data for the Company’s two business segments:

	Three Months Ended January 31,
	2003	2002
	(In millions)
Vehicular Products:
Net sales	$108.9	$102.4
Operating income	9.9	10.7
Depreciation and amortization	7.6	7.1
Identifiable assets	$357.4	$358.9

Building Products: (1)
Net sales	$120.6	$101.8
Operating income	4.2	2.4
Depreciation and amortization	4.3	4.0
Identifiable assets	$284.5	$258.0

(1)          Fiscal 2003 results include COLONIAL CRAFT operations acquired February 12, 2002.

Vehicular Products

          Within the Vehicular Products segment, MACSTEEL, had a strong first quarter.  North American light vehicle builds remained at high levels during the quarter.  Additionally, share gains, new programs and a reduction in industry capacity allowed MACSTEEL to operate at even higher levels compared to a year ago.  Currently their backlog is strong, up approximately 25% compared to a year ago.  MACSTEEL did experience an average of about $20 per ton increase in material costs compared to a year ago.  However, the Company anticipates excellent second quarter results from MACSTEEL as demand for their engineered bar products remains at high levels and they are now benefiting from a recently implemented price increase.

Phase VI, MACSTEEL’S value added MACPLUS capital program was completed late last year and the Company expects to have the project’s remaining available capacity of approximately 20,000 annualized tons sold by the end of the second fiscal quarter or early in the third.  During the first fiscal quarter, MACSTEEL launched its Phase VII capital project.  This is a $10 million project that will add about 20,000 annualized tons of bar making capacity to their two engineered bar facilities.  Once the project is complete in mid-2004, MACSTEEL will have a total annualized shipping capacity of approximately 740,000 tons.

Piper Impact continues to be negatively impacted by the sharp drop in demand for its aluminum airbag components.  The business lost approximately $1 million in the first fiscal quarter.  The Company has made recent significant cutbacks in headcount in an attempt to better match resources to demand.  Piper has lowered its breakeven considerably over the last 12 months and the Company expects to report improved operating results at Piper for the second quarter, although positive operating income isn’t expected until the second half of the year.  Piper is working to achieve certifications on demanding vehicular applications, but original equipment manufacturer (“OEM”) trials are lengthy, ranging from months, to years.

Building Products

Engineered Products came through its seasonally slow first quarter in good shape, even though a somewhat harsher winter season did impact the group and new programs were slower to develop than anticipated.  With order entry at a healthy level, the division expects better results for the remainder of the year.

Nichols Aluminum substantially improved their operating income from a year ago when they posted a moderate loss, to reporting a modest gain for the first quarter 2003.  Higher volumes, improved spreads, reduction in industry capacity and further cost containment efforts were responsible for the turnaround.  As with Engineered Products, Nichols’ first quarter is seasonally the slowest sales period.  Currently, they have a good backlog of business which bodes well for second quarter results.

Fiscal Quarter ended January 31, 2003 vs. 2002

Net Sales - Consolidated net sales for the three months ended January 31, 2003 were $229.5 million, representing an increase of $25.3 million, or 12%, when compared to consolidated net sales for the same period in 2002.  Both the Vehicular and Building Products segments experienced increased net sales.

Net sales from the Company’s Vehicular Products segment for the three month period ended January 31, 2003, was $108.9 million representing an increase of $6.5 million, or 6%, when compared to the same period last year.  MACSTEEL had increased net sales for the three month period as compared to the same prior year period due to an 11% increase in volume as well as an increase in average selling price.  The increased volume resulted from strong demand for light vehicles as well as new product programs and market share gains.  The increased average selling price resulted from a combination of selling more of the value added MACPLUS product as well as pricing increases that became effective the first of January 2003.

Piper experienced lower net sales as aluminum airbag component sales continued to decline from its prior year levels.  This decline was partially offset by increased sales of new products.

Net sales from the Company’s Building Products segment for the three month period ended January 31, 2003, was $120.6 million, representing an increase of $18.8 million, or 18%, when compared to the same period last year.  Within the Building Products segment, Engineered Products’ net sales increase was due to the acquisition of COLONIAL CRAFT in February 2002.  Net sales for the other business units, combined, were down slightly due to the winter weather.  Nichols Aluminum’s net sales also increased from the same prior year period due to a 9% increase in volume resulting from continuing strength in the building construction markets as well as higher selling prices.

Operating income - Consolidated operating income for the three months ended January 31, 2003 was $10.1 million, representing an increase of $0.3 million, or 3%, when compared to the same period last year. The Building Products segment experienced increased operating income, however the Vehicular Products segment’s operating income declined.

Operating income from the Company’s Vehicular Products segment for the three months ended January 31, 2003, was $9.9 million, representing a decrease of $0.9 million, or 8%, when compared to the same period last year. This decrease was largely due to a loss at Piper due to the decline in demand for aluminum airbag components which has not been offset by cost reduction initiatives.  MACSTEEL on the other hand experienced higher operating income for the three month period ended January 31, 2003 compared to the prior year.  The increase can be attributed to higher net sales and lower outside processing costs (due to capital expansions) which more than offset increasing material scrap costs, energy costs and depreciation expense.

Operating income from the Company’s Building Products segment for the three months ended January 31, 2003, was $4.2 million, representing an increase of $1.8 million, or 76%, when compared to the same period last year.  Both the Engineered Products business and Nichols Aluminum business had improved operating income.  Engineered Products’ increased operating income can be attributed to the acquisition of COLONIAL CRAFT in February 2002, as the other business units, combined, remained flat compared to the prior year.  Nichols Aluminum’s increase was largely a result of increased volume and improved spread between selling price and material cost compared to the same prior year period.

In addition to the two operating segments mentioned above, corporate level operating expenses for the three months ended January 31, 2003, increased by $0.7 million to $3.9 million compared to the same prior year period.  Included in corporate and other are the consolidated LIFO inventory adjustments, corporate office expenses and inter-segment eliminations. (See Note 3 to the financial statements regarding LIFO valuation method of inventory accounting.)

Selling, general and administrative expense was $12.9 million for the three months ended January 31, 2003 representing an increase of $0.7 million, or 6%, when compared to the same periods last year.  This increase results primarily from the acquisition of COLONIAL CRAFT in February 2002.

Depreciation and amortization - Depreciation and amortization expense  increased $0.8 million for the three month period ended January 31, 2003 as compared to the same prior year period.  The increase was largely due to recently completed capital projects at MACSTEEL as well as the acquisition of COLONIAL CRAFT in February 2002.

Interest expense for the three months ended January 31, 2003 was $1.0 million compared to $3.4 million from the same period last year.  The decrease in interest expense is due largely to the Company’s outstanding debt balance substantially decreasing year over year as 1) the 6.88% convertible subordinated debentures were converted to Company stock and/or redeemed and 2) the Company paid down its Bank Revolver and other interest bearing debt and notes.

Another factor impacting interest expense was the interest rate swap agreement.  During the fourth fiscal quarter ended October 31, 2002, the timing of the finalization of the new Bank Agreement was determined.  Since the swaps were designated as hedges of interest payments under the old Bank Agreement Revolver, which terminated upon completion of the new Bank Agreement Revolver, the swap no longer qualified as a hedge, as those forecasted transactions will not occur (future interest payments).  As a result, the Company discontinued hedge accounting under SFAS 133 on the swaps after the effective date of the new Bank Agreement and reclassified the related portion of other comprehensive income to interest expense at that time.  The Company has not terminated or closed any of the $100 million swap agreements which expire in July, 2003.  During the prior year’s three months ended January 31, 2002, losses related to the swap agreement were reclassified out of other comprehensive income into interest expense as interest payments were made.  (See Note 10 to the financial statements for further discussion.)

Capitalized interest for the prior year’s three months ended January 31, 2002 was due to the long-term capital expansion programs underway at MACSTEEL at that time.  There were no long-term capital expansion programs underway during the first three months ended January 31, 2003 and therefore no capitalized interest.

Net income was $6.8 million for the three month period ended January 31, 2003, compared to $5.5 million for the same period of 2002.

Outlook

Demand in the Company’s two target markets, Vehicular Products and Building Products, is encouraging and bolstered by OEM incentives and favorable interest rates.  Business conditions are expected to remain strong, although they will moderate somewhat from last year’s levels.  In Quanex’s Vehicular Products segment, rising scrap prices continue to be a concern for MACSTEEL.  Steel scrap prices are up on average approximately $20 per ton compared to a year ago.  Higher selling prices should help offset the scrap increase.  New light vehicle builds for 2003 are expected to be some 15.8 - 16 million units, down somewhat from 16.5 million units in 2002.  Within the Building Products segment, rising scrap prices are again an issue at Nichols Aluminum.  New housing starts for 2003 are expected to be down 5% from last year’s very high level while remodeling expenditures are expected to be in line with 2002’s strong showing.  For 2003, the Company will continue to benefit from: ongoing lean initiatives, more value added sales, new customer programs and less industry capacity.

Liquidity and Capital Resources

Sources of Funds

The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under the new secured $200 million Revolving Credit Agreement.  At January 31, 2003, the Company had $60 million borrowed under the new Bank Agreement.  This represents a $5 million decrease from October 31, 2002 borrowing levels.  There have been no significant changes to the terms of the Company’s debt structure during the three month period ended January 31, 2003.

The Company believes that it has sufficient funds and adequate financial sources available to meet its anticipated liquidity needs.  The Company also believes that cash flow from operations, cash balances and available borrowings will be sufficient for the foreseeable future to finance anticipated working capital requirements, capital expenditures, debt service requirements, environmental expenditures, dividends and the stock purchase program.

The Company's working capital (current assets less current liabilities excluding current maturities of debt) was $93.9 million at January 31, 2003 compared to $101.4 million at October 31, 2002.  The working capital decrease was largely a result of:  a) cash and equivalents decreasing by $12.9 million as a result of the Company's focus on minimizing cash balances and utilizing the revolver feature of the Bank Agreement to satisfy cash needs as they arise, b) accounts and notes receivable declining by $12.4 million from the October 31, 2002 balance due largely to seasonally lower net sales in the first quarter as compared to the fourth quarter of the Company's fiscal year, c) inventory balances increasing by approximately $10.0 million with Nichols Aluminum building inventory in preparation for the seasonally strong spring and summer months and MACSTEEL building inventory in advance of finalizing its labor contract which was ratified on February 1, 2003 without a labor stoppage and d) accrued expenses declining by approximately $9.5 million due to the timing of payments on normal trade and other obligations.

Operating Activities

Cash provided by operating activities during the three months ended January 31, 2003 was $12.0 million compared to $12.5 million for the same three month period of 2002.  Net income, adjusted for non-cash items, in fiscal 2003 provided approximately $17.6 million compared to approximately $16.6 million of cash for the same three month period of 2002.  Additionally, the period ended January 31,

 2003 had higher working capital requirements compared to the same prior year period.

Investment Activities

Net cash used for investment activities during the three months ended January 31, 2003 was $9.7 million compared to $11.8 million for the same period of 2002.  Capital expenditures decreased from $11.3 million in the three months ended January 31, 2002 to $8.5 million in the same period of the current year.  This decline was largely due to reduced spending at MACSTEEL, partially offset by increased spending at Nichols Aluminum and Engineered Products.  The Company estimates that fiscal 2003 capital expenditures will be between $35 and $40 million.  At January 31, 2003, the Company had commitments of approximately $10 million for the purchase or construction of capital assets.  The Company plans to fund these capital expenditures through cash flow from operations.

Financing Activities

Net cash used for financing activities for the three months ended January 31, 2003 was $15.2 million compared to $5.1 million during the same prior year period.  The Company made debt repayments totaling $5 million during the three months of fiscal 2003 and 2002.  During the three months ended January 31, 2003, the Company paid $6.7 million to repurchase shares of its own common stock.  Additionally, Quanex received $0.8 million in the three months ended January 31, 2003 for the issuance of common stock related to option exercises.  For the prior year’s three months ended January 31, 2002, the Company received $2.4 million for the issuance of common stock ($1.7 million from option exercises).

On February 26, 2003, the board of directors of the Company authorized an annual dividend increase of $.04 per common share outstanding, increasing the annual dividend from $.64 to $.68, or $.01 per quarter.  This increase will be effective with the Company's first quarter dividend paid on March 31, 2003 to shareholders of record on March 14, 2003.

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

Inventory

The Company records inventory valued at the lower of cost or market value.  The method used to determine the cost of inventories varies among the Company’s operations.  MACSTEEL, Temroc, Nichols Aluminum (excluding Nichols Aluminum Golden), AMSCO and HOMESHIELD determine cost using the last-in, first-out (LIFO) valuation methodology.  The remainder of the operations determine cost using the first-in, first-out (FIFO) valuation methodology.  Under the LIFO methodology for determining inventory cost, management projections are made during the year (on a fiscal quarter end basis) of inventory prices at the end of that fiscal year.  Those projections and estimates are used to review the LIFO reserve balance and determine whether it is adequate or should be adjusted.  To the extent management’s judgments are estimates, the actual results at the end of the fiscal year can and do vary from those estimates.  The LIFO reserve is then adjusted at the end of the fiscal year based on the actual pricing levels at that time.

Additionally, inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions.  Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.

Risk Management and Derivative Instruments

The Company’s current risk management strategies include the use of derivative instruments to reduce certain risks.  The critical strategies include: (1) the use of commodity futures and options to fix the price of a portion of anticipated future purchases of certain raw materials, including aluminum scrap, and energy to offset the effect of fluctuations in the costs of those commodities, and (2) the use of interest rate swaps to fix the rate of interest on a portion of floating rate debt.  The Company accounts for these derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”.  Some of these derivative instruments qualify for the normal purchase and sale exemption.  Some derivatives have not been designated as “hedges”.  For those derivatives, the gains and losses are realized and recorded in the statement of income as they occur.  Some hedges have been designated as cash flow hedges.  For those cash flow hedges, the effective portion of gains and losses is recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity.  The Company evaluates cash flow hedges each quarter to determine if they are highly effective.  Any ineffectiveness is recorded in the statement of income.  If the anticipated future transactions are no longer expected to occur, the unrealized gains and losses on the related hedge are reclassified to the consolidated statement of income.  (See Note 10 to the financial statements for further explanation.)

Long-Lived Assets

Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, and other assets, comprise a significant amount of the Company’s total assets.  The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives.  Additionally, carrying values of these assets are periodically reviewed for impairment and further reviewed whenever events or changes in circumstances indicate that carrying value may be impaired.  The carrying values are compared with the fair value of such assets calculated based on the anticipated future cash flows related to those assets.  If the carrying value of a long-lived asset exceeds its fair value, an impairment charge is recorded in the period in which such review is performed.  This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review.  Forecasts require assumptions about demand for the Company’s products and future market conditions.  Significant changes to assumptions could require a provision for impairment in a future period.

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

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets.  The provisions of this statement are required to be applied starting with fiscal years beginning after June 15, 2002 (Quanex’s fiscal year beginning November 1, 2002).  There was no material impact on the Company’s financial position, results of operations, or cash flows as a result of adoption.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement establishes a single accounting model for the impairment or disposal of long-lived assets.  The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.  There was no material impact on the Company’s financial position, results of operations, or cash flows as a result of adoption.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company does not anticipate any material impact on the its financial position, results of operations, or cash flows as a result of adoption.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”.  SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has adopted this statement and included the new disclosure requirements in this report.

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

Interest Rate Risk

The Company holds certain floating-rate obligations.  The exposure of these obligations to increases in short-term interest rates is limited for $100 million of this variable rate debt by interest rate swap agreements entered into by the Company.  These swap agreements effectively fix the interest rate, thus limiting the potential impact that increasing interest rates would have on earnings.  Under these swap agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and received on a LIBOR based variable rate (1.34% at January 31, 2003).  At January 31, 2003 and October 31, 2002, the fair market value related to the interest rate swap agreements was a loss of $2.8 million and $4.0 million, respectively.  If the floating rates were to change by 10% from January 31,2003 levels, the fair market value of these swaps would change by approximately $0.2 million.  However, it should be noted that any change in value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Commodity Price Risk

The Company’s aluminum mill sheet producer, Nichols Aluminum, uses various grades of aluminum scrap as well as prime aluminum ingot as a raw material for its manufacturing process.  The price of this aluminum raw material is subject to fluctuations due to many factors in the aluminum market.  In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers.  In an effort to reduce the risk of fluctuating raw material prices, the Company enters into firm price raw material purchase commitments as well as forward contracts on the London Metal Exchange (“LME”).  The Company’s risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company’s committed sales orders, net of fixed price purchase commitments.

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

At January 31, 2003, the Company had no open LME forward contracts and therefore no asset or liability associated with metal exchange derivatives.  During the three months ended January 31, 2003, Nichols Aluminum used firm price raw material purchase commitments instead of LME forward contracts to lock in raw material prices.

Other than the items mentioned above, there were no other material quantitative or qualitative changes during the three months of fiscal 2003 in the Company’s market risk sensitive instruments.

Item 4. Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of Quanex have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14[c] and 15d-14[c] under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no significant changes in Quanex’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART II.  OTHER INFORMATION

Item 5 - Other Information

The Company reached a new five-year labor contract, effective February 1, 2003, with its United Steel Workers union at the Fort Smith, Arkansas MACSTEEL facility.

Item 6 - Exhibits and Reports on Form 8-K.

a)              Exhibits

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

4.3

Form of Indenture relating to the Registrant’s 6.88% Convertible Subordinated Debentures due 2007 between the Registrant and Chemical Bank, as Trustee, filed as Exhibit 19.2 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 1992, and incorporated herein by reference.

4.4

Revolving Credit Agreement dated as of November 26, 2002, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) dated October 31, 2002.  Certain schedules and exhibits to this Revolving Credit Agreement were not filed with this exhibit. The Company agrees to furnish supplementally any omitted schedule or exhibit to the SEC upon request.

* 4.5	First Amendment to Security Agreement, dated February 17, 2003, effective November 26, 2002.

*10.1	Amendment and Restatement of the Piper Impact 401(k) Plan, dated December 30, 2002, effective January 1, 2002.
*10.2	Amendment and Restatement of the Quanex Corporation Employee Savings Plan, dated December 30, 2002, effective January 1, 2002.
*10.3	First Amendment to the Quanex Corporation 401(k) Savings Plan, dated December 30, 2002.
*10.4	First Amendment to the Quanex Corporation 401(k) Savings Plan for Hourly Employees, dated December 30, 2002.
*10.5	Second Amendment to the Quanex Corporation Hourly Bargaining Unit Savings Plan, dated December 30, 2002.
*99.1	Certification by chief financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification by chief executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QUANEX CORPORATION

/s/ Terry M. Murphy
Terry M. Murphy
Date: March 5, 2003	Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Ricardo Arredondo
Ricardo Arredondo
Date: March 5, 2003	Vice President - Corporate Controller
(Principal Accounting Officer)

CERTIFICATIONS

I, Raymond A. Jean, certify that:

1.           I have reviewed this quarterly report on Form 10-Q of Quanex Corporation;

2.           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.           The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control; and

6.           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 5, 2003

/s/ RAYMOND A. JEAN
RAYMOND A. JEAN
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

I, Terry M. Murphy, certify that:

1.           I have reviewed this quarterly report on Form 10-Q of Quanex Corporation;

2.           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.           The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control; and

6.           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 5, 2003

/s/ TERRY M. MURPHY
TERRY M. MURPHY
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

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

4.3

Form of Indenture relating to the Registrant’s 6.88% Convertible Subordinated Debentures due 2007 between the Registrant and Chemical Bank, as Trustee, filed as Exhibit 19.2 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 1992, and incorporated herein by reference.

4.4

Revolving Credit Agreement dated as of November 26, 2002, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) dated October 31, 2002.  Certain schedules and exhibits to this Revolving Credit Agreement were not filed with this exhibit. The Company agrees to furnish supplementally any omitted schedule or exhibit to the SEC upon request.

* 4.5	First Amendment to Security Agreement, dated February 17, 2003, effective November 26, 2002.
*10.1	Amendment and Restatement of the Piper Impact 401(k) Plan, dated December 30, 2002, effective January 1, 2002.
*10.2	Amendment and Restatement of the Quanex Corporation Employee Savings Plan, dated December 30, 2002, effective January 1, 2002.
*10.3	First Amendment to the Quanex Corporation 401(k) Savings Plan, dated December 30, 2002.
*10.4	First Amendment to the Quanex Corporation 401(k) Savings Plan for Hourly Employees, dated December 30, 2002.
*10.5	Second Amendment to the Quanex Corporation Hourly Bargaining Unit Savings Plan, dated December 30, 2002.
*99.1	Certification by chief financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification by chief executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.