Form 10-Q
period 2003-04-30
QUANEX CORP
filed 2003-06-04
CIK 276889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003
Common Stock, par value $0.50 per share	16,031,494

QUANEX CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

QUANEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 30, 2003	October 31, 2002

ASSETS

Current assets:
Cash and equivalents	$806	$18,283
Accounts and notes receivable, net	125,917	116,122
Inventories	105,991	90,756
Deferred income taxes	9,301	9,302
Other current assets	3,097	1,338
Total current assets	245,112	235,801

Property, plant and equipment	788,493	773,855
Less accumulated depreciation and amortization	(444,513)	(420,723)
Property, plant and equipment, net	343,980	353,132

Goodwill, net	66,436	66,436
Cash surrender value insurance policies, net	28,641	25,799
Intangible assets	2,813	2,870
Other assets	3,472	5,102

	$690,454	$689,140

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$83,763	$76,588
Accrued expenses	38,800	48,973
Income taxes payable	1,311	4,839
Other current liabilities	1,375	3,970
Current maturities of long-term debt	424	434
Total current liabilities	125,673	134,804

Long-term debt	81,694	75,131
Deferred pension credits	7,048	4,960
Deferred postretirement welfare benefits	8,182	7,928
Deferred income taxes	33,064	29,210
Other liabilities	13,997	15,712
Total liabilities	269,658	267,745

Stockholders’ equity:
Preferred stock, no par value	—	—
Common stock, $.50 par value	8,260	8,227
Additional paid-in capital	187,885	185,972
Retained earnings	242,631	232,074
Unearned compensation	(223)	(418)
Accumulated other comprehensive income	(3,101)	(3,479)
	435,452	422,376
Less: Common stock held by rabbi trust	(1,685)	(981)
Less: Cost of shares of common stock in treasury	(12,971)	—
Total stockholders’ equity	420,796	421,395

	$690,454	$689,140

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002

Net sales	$254,610	$249,500	$484,119	$453,743
Cost and expenses:
Cost of sales	213,368	204,371	407,493	375,413
Selling, general and administrative expense	14,340	13,697	27,595	25,861
Depreciation and amortization	12,027	11,399	24,041	22,592
Operating income	14,875	20,033	24,990	29,877
Other income (expense):
Interest expense	(596)	(4,668)	(1,571)	(8,109)
Capitalized interest	—	803	—	1,533
Other, net	353	446	1,812	1,844
Income before income taxes	14,632	16,614	25,231	25,145
Income tax expense	(5,267)	(5,982)	(9,083)	(9,053)
Net income	$9,365	$10,632	$16,148	$16,092

Earnings per common share:
Basic	$0.58	$0.77	$0.99	$1.18

Diluted	$0.58	$0.70	$0.98	$1.10

Weighted average shares outstanding:
Basic	16,064	13,881	16,238	13,665
Diluted	16,286	16,107	16,470	15,848

Cash dividends per share	$0.17	$0.16	$0.34	$0.32

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Six Months Ended April 30,
	2003	2002
Operating activities:
Net income	$16,148	$16,092
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of Piper Utah property	(405)	—
Depreciation and amortization	24,221	22,765
Deferred income taxes	3,855	2,480
Deferred pension and postretirement benefits	2,342	(1,494)

Changes in assets and liabilities net of effects from acquisitions and dispositions:
Increase in accounts and notes receivable	(9,795)	(1,715)
Increase in inventory	(15,235)	(1,887)
Increase in accounts payable	7,175	9,556
Decrease in accrued expenses	(10,173)	(1,922)
Increase (decrease) in income taxes payable	(3,528)	1,599
Other, net	(4,791)	(424)
Cash provided by operating activities	9,814	45,050

Investment activities:
Acquisition of Colonial Craft, net of cash acquired	—	(17,365)
Proceeds from sale of Piper Utah property	2,832	—
Capital expenditures, net of retirements	(14,812)	(20,109)
Other, net	(3,004)	(646)
Cash used for investment activities	(14,984)	(38,120)

Financing activities:
Bank (repayments) borrowings, net	6,700	(40,000)
Prepayment of note payable	—	(7,029)
Purchase of Quanex common stock	(13,515)	—
Dividends paid on common stock	(5,379)	(4,412)
Issuance of common stock, net	1,574	20,453
Other, net	(1,687)	(1,617)
Cash used for financing activities	(12,307)	(32,605)
Decrease in cash and equivalents	(17,477)	(25,675)
Cash and equivalents at beginning of period	18,283	29,573
Cash and equivalents at end of period	$806	$3,898

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,508	$9,201
Cash paid during the period for income taxes	$8,852	$3,527
Cash received during the period for income tax refunds	$73	$101

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

Stock Based Employee Compensation

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company continues to apply the rules for stock-based compensation contained in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method. The pro forma effect on net income and earnings per share of the fair value based method of accounting for stock-based compensation as required by SFAS No. 123 and SFAS No. 148 “Accounting for the Stock-Based Compensation – Transition and Disclosure” is disclosed below.

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)

Net income, as reported	$9,365	$10,632	$16,148	$16,092
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(378)	(325)	(735)	(651)
Pro forma net income	$8,987	$10,307	$15,413	$15,441

Earnings per common share:
Basic as reported	$0.58	$0.77	$0.99	$1.18
Basic pro forma	$0.56	$0.74	$0.95	$1.13
Diluted as reported	$0.58	$0.70	$0.98	$1.10
Diluted pro forma	$0.56	$0.68	$0.94	$1.06

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

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.  The provisions of this statement are effective for contracts entered into or modified after June 30, 2003, with certain exceptions.  The Company does not anticipate any material impact on the Company’s financial position, results of operations, or cash flows as a result of adoption.

2.                                       Goodwill - Adoption of SFAS 142

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

There were no changes in the carrying amount of goodwill for the six months ended April 30, 2003.  Since the Company adopted SFAS No. 142 on November 1, 2001, neither the current period ended April 30, 2003 nor the prior period ended April 30, 2002 included goodwill amortization.

3.                                       Inventories

Inventories consist of the following:

	April 30, 2003	October 31, 2002
	(In thousands)
Raw materials	$26,165	$24,307
Finished goods and work in process	70,950	58,108
	97,115	82,415
Other	8,876	8,341
	$105,991	$90,756

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

LIFO	$76,536	$64,269
FIFO	29,455	26,487
	$105,991	$90,756

With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $8.7 million as of April 30, 2003 and $7.9 million as of October 31, 2002.

4.                                       Acquired Intangible Assets

Intangible assets consist of the following ($ in thousands):

	As of April 30, 2003		As of October 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete Agreements	$313	$85	$313	$51
Patents	443	58	443	35
Total	$756	$143	$756	$86

Unamortized intangible assets:
Tradename	$2,200		$2,200

The aggregate amortization expense for the three and six month periods ended April 30, 2003 is $31 thousand and $57 thousand, respectively.  The aggregate amortization expense for the three and six month periods ended April 30, 2002 was $45 thousand.  Estimated amortization expense for the next five years follows ($ in thousands):

Fiscal years ending October 31,	Estimated Amortization
2003	$115
2004	$115
2005	$100
2006	$86
2007	$46

5.                                       Earnings Per Share

The computational components of basic and diluted earnings per share are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended April 30, 2003			For the Three Months Ended April 30, 2002
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS
Total basic net earnings	$9,365	16,064	$0.58	$10,632	13,881	$0.77

Effect of Dilutive Securities
Effect of common stock equiv. arising from stock options	—	153		—	321
Effect of common stock held by rabbi trust	—	69		—	41
Effect of conversion of subordinated debentures	—	—		680	1,864

Diluted EPS
Total diluted net earnings	$9,365	16,286	$0.58	$11,312	16,107	$0.70

	For the Six Months Ended April 30, 2003			For the Six Months Ended April 30, 2002
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS
Total basic net earnings	$16,148	16,238	$0.99	$16,092	13,665	$1.18

Effect of Dilutive Securities
Effect of common stock equiv. arising from stock options	—	167		—	281
Effect of common stock held by rabbi trust	—	65		—	38
Effect of conversion of subordinated debentures	—	—		1,360	1,864

Diluted EPS
Total diluted net earnings	$16,148	16,470	$0.98	$17,452	15,848	$1.10

6.                                       Comprehensive Income

Total comprehensive income for the three and six months ended April 30, 2003 is $9.4 million and $16.5 million, respectively.  Total comprehensive income for the three and six months ended April 30, 2002 is $12.5 million and $18.7 million, respectively.  Included in comprehensive income is net income and the effective portion of the gains and losses on derivative instruments designated as cash flow hedges.

7.                                       Long-term Debt

In November 2002, the Company entered into a secured $200 million Revolving Credit Agreement (“Bank Agreement”).  The new Bank Agreement is secured by all Company assets, excluding land and buildings.  The new Bank Agreement expires November 2005 and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the new Bank Agreement.  All borrowings under the new Bank Agreement bear interest, at the option of the Company, at either (a) the prime rate or federal funds rate plus one percent, whichever is higher, or (b) a Eurodollar based rate.  The new Bank Agreement requires facility fees, which are not significant, and maintenance of certain financial ratios and a minimum consolidated tangible net worth on a quarterly basis.  Management believes the Company is currently in compliance with those requirements.

Long-term debt consists of the following (in thousands):

	April 30, 2003	October 31, 2002
New Bank Agreement Revolver	$71,700	$—
Old Bank Agreement Revolver	—	65,000
Temroc Industrial Development Revenue Bonds	2,326	2,425
Industrial Revenue and Economic Development Bonds	1,665	1,665
State of Alabama Industrial Development Bonds	3,800	3,800
Scott County, Iowa Indus. Waste Recycling Revenue Bonds	2,400	2,400
Other	227	275
	$82,118	$75,565
Less maturities due within one year included in current liabilities	424	434
	$81,694	$75,131

8.                                       Industry Segment Information ($ in thousands)

Quanex has two market focused segments:  Vehicular Products and Building Products.  The Vehicular Products segment is comprised of MACSTEEL, Piper Impact and Temroc.  The Building Products segment is comprised of Nichols Aluminum and Engineered Products.  Below is a presentation of segment disclosure information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Net Sales
Vehicular Products	$118,018	$117,640	$226,950	$220,073
Building Products(1)	136,592	131,860	257,169	233,670
Consolidated	$254,610	$249,500	$484,119	$453,743
Operating Income (Loss)
Vehicular Products	$14,336	$16,356	$24,223	$27,098
Building Products(1)	4,218	7,643	8,385	10,017
Corporate & Other (2)	(3,679)	(3,966)	(7,618)	(7,238)
Consolidated	$14,875	$20,033	$24,990	$29,877

	For the periods ended
	April 30, 2003	October 31, 2002
Identifiable Assets
Vehicular Products	$364,176	$363,559
Building Products	299,988	283,475
Corporate & Other(2)	26,290	42,106
Consolidated	$690,454	$689,140
Goodwill (Net)
Vehicular Products	$13,496	$13,496
Building Products	52,940	52,940
Consolidated	$66,436	$66,436

(1) Fiscal 2003 results include COLONIAL CRAFT operations acquired in February 2002.

(2) Included in “Corporate and Other” are inter-segment eliminations, consolidated LIFO inventory adjustments and corporate expenses and assets.

9.                                       Treasury Stock and Stock Option Exercises

On December 5, 2002, the Board of Directors approved a program to purchase up to a total of 1 million shares of its common stock in the open market or in privately negotiated transactions.  During the six months ended April 30, 2003, the Company repurchased 438,600 shares at a cost of approximately $13.5 million.  These shares were placed in treasury stock.  There are currently 420,923 shares in treasury stock with a remaining carrying value of approximately $13 million.

The Company has various restricted stock and stock option plans for key employees and directors as described in its Annual Report on Form 10-K for the fiscal year ended October 31, 2002.  Below is a table summarizing the stock option activity in all plans since October 31, 2002.

	Shares Exercisable	Shares Under Option	Average Price Per Share
Balance at October 31, 2002	602,366	940,602	$23
Granted		252,500	32
Exercised		(50,999)	21
Cancelled / Lapsed		(41,385)	27
Balance at April 30, 2003	585,700	1,100,718	$25

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

At April 30, 2003, open LME forward contracts had maturity dates extending through September 2003.  At April 30, 2003, these contracts covered notional volumes of approximately 3 million pounds and had fair values of approximately $43 thousand (gain), which is recorded as part of other current assets in the financial statements.

The effective portion of the gains and losses related to the customer specific forward LME contracts designated as hedges are reported in other comprehensive income. These gains and losses are reclassified into earnings in the periods in which the related inventory is sold.  As of April 30, 2003,  net losses of approximately $74 thousand ($45 thousand net of taxes) are expected to be reclassified from other comprehensive income into earnings over the next twelve months. Gains and losses on these customer specific hedge contracts, including amounts related to hedge ineffectiveness, are reflected in “Cost of sales” in the income statement. For the three and six months ended April 30, 2003, a net gain of $14 thousand was recognized in “Cost of sales” representing the amount of the hedges’ ineffectiveness.  No components of these gains and losses were excluded from the assessment of hedge effectiveness.  Additionally, no hedge contracts were discontinued due to determinations that the original forecasted transactions would not occur.

Interest Rate Swap Agreements

In fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement Revolver to a fixed rate.  The Company’s risk management policy related to these swap agreements is to hedge the exposure to interest rate movements on a portion of its long-term debt.  Under the swap agreements, payments are made based on a fixed rate ($50 million at 7.025% and $50 million at 6.755%) and received on a LIBOR based variable rate (1.31% at April 30, 2003).

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

The interest rate swap agreements remain in effect until July 2003.  Therefore, the fair market value of the swaps is reflected on the balance sheet in other current liabilities.  Changes in the fair market value, net of the reduction due to swap settlement payments, are reflected in interest expense in fiscal 2003.

The fair value of the swaps as of April 30, 2003 was a loss of $1.4 million, which is reflected in other current liabilities.  A net loss of $4 thousand and $76 thousand, respectively, was recorded in interest expense in the three and six month periods ended April 30, 2003, representing the change in the fair market value of the swap agreements since October 31, 2002.

11.           Contingencies

Quanex is subject to loss contingencies arising from federal, state, and local environmental laws.  Environmental expenditures are expensed or capitalized depending on their future economic benefit.  The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals.  Costs of future expenditures for environmental remediation are not discounted to their present value.  When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of companies participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections.  It is management’s opinion that the Company has established appropriate reserves for environmental remediation obligations at various of its plant sites and disposal facilities.  Those amounts are not expected to have a material adverse effect on the Company’s financial condition. Total remediation reserves, at April 30, 2003, were approximately $17 million.  These reserves include, without limitation, the Company’s best estimate of liabilities related to costs for further investigations, environmental remediation, and corrective actions related to the acquisition of Piper Impact, the acquisition of Nichols Aluminum Alabama and the Company’s former Tubing Operations.  Actual cleanup costs at the Company’s current plant sites, former plants, and disposal facilities could be more or less than the amounts accrued for remediation obligations.  Because of uncertainties as to the extent of environmental impact and concurrence of governmental authorities, it is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals that would be material to Quanex’s financial statements because of uncertainties as to the extent of environmental impact and concurrence of governmental authorities.

As reported in its annual report dated October 31, 2002, the Company filed a petition in Tax Court over the disallowance of a 1997 capital loss by the IRS.  A September 2003 trial date has now been set.  The disputed taxes of $13.5 million, as well as penalties and interest have been adequately provided for in the financial statements.

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

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

The discussion and analysis of Quanex Corporation and its subsidiaries’ (the “Company's”) financial condition and results of operations should be read in conjunction with the April 30, 2003 and October 31, 2002 Consolidated Financial Statements of the Company and the accompanying notes.

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

Results of Operations

Summary Information as % of Sales:  ($ in millions)

	Three Months Ended April 30,				Six Months Ended April 30,
	2003		2002		2003		2002
	Dollar Amount	% of Sales	Dollar Amount	% of Sales	Dollar Amount	% of Sales	Dollar Amount	% of Sales
Net Sales	$254.6	100	$249.5	100%	$484.1	100	$453.7	100%
Cost of Sales	213.4	84	204.4	82	407.5	84	375.4	83
Selling, general and administrative	14.3	5	13.7	5	27.6	6	25.9	5
Depreciation and amortization	12.0	5	11.4	5	24.0	5	22.5	5
Operating Income	14.9	6%	20.0	8%	25.0	5%	29.9	7%
Interest Expense	(0.6)		(4.7)	(2)	(1.6)		(8.1)	(1)
Capitalized Interest	—	—	.8				1.5	—
Other, net	0.4	—	.4		1.8	—	1.8	—
Income tax expense	(5.3)	(2)	(5.9)	(2)	(9.1)	(2)	(9.0)	(2)
Net income	$9.4	4%	$10.6	4%	$16.1	3%	$16.1	4%

Overview

Quanex’s quarter ended April 30, 2003 included record second quarter net sales; however, operating results fell short of expectations.  While MACSTEEL had a good quarter, Engineered Products business was much slower than expected due to a harsh winter season which slowed its customers’ activities in key market regions.  Normally, the Company’s Engineered Products business ramps up early in the second quarter, but this year the spring thaw came much later and order rates didn’t begin to strengthen until recently.  Additionally, during the quarter, Nichols Aluminum Alabama – Decatur facility experienced quality problems associated with the upgrade of a paint line.  Fortunately, production issues were resolved during the second quarter and painted product sales for the third quarter are expected to be greater than last year.

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

The following table sets forth selected operating data for the Company’s two business segments:

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
	(In millions)		(In millions)
Vehicular Products:
Net sales	$118.0	$117.6	$227.0	$220.1
Operating income	14.3	16.4	24.2	27.1
Depreciation and amortization	7.7	7.1	15.3	14.3
Identifiable assets	$364.2	$366.1	$364.2	$366.1

Building Products:(1)
Net sales	$136.6	$131.9	$257.2	$233.7
Operating income	4.2	7.6	8.4	10.0
Depreciation and amortization	4.3	4.1	8.6	8.1
Identifiable assets	$300.0	$287.4	$300.0	$287.4

(1)           Fiscal 2003 results include COLONIAL CRAFT operations acquired February 12, 2002.

Vehicular Products

Within the Vehicular Products segment, MACSTEEL experienced a good second quarter and clearly outperformed their markets, despite the fact that North American builds were down 4% for the second quarter versus a year ago.  Both net sales and operating income were up slightly over last year’s period.  Solid operating performance, a richer mix and some price relief enabled MACSTEEL to overcome significant year-over-year scrap and energy cost increases.  Toward the end of the second quarter, MACSTEEL’s backlog dropped and we entered the third quarter with softer releases compared to last quarter and a year ago, consistent with reductions in the OEMs’ recent build rates.  Nevertheless, Phase VI, the value-added MACPLUS program, is essentially sold out and management is exploring opportunities to incrementally increase capacity.

Offsetting MACSTEEL’s earnings improvement were operating losses at Piper Impact and Temroc.  Piper Impact results continue to be negatively impacted by the drop in demand for its aluminum airbag components which was only partially offset by sales of new products.

Building Products

Engineered Products results for the quarter were well below expectations.  Many of its larger door and window customers serve the Midwest and Northeast markets which were severely impacted by a long, wet and cold winter season.  Business conditions remained slow until recently.

Nichols Aluminum results for the quarter had the benefit of strong volume levels, higher selling prices and improved spreads versus a year ago.  Those benefits, however, were more than offset by poor operating performance at the Decatur, Alabama finishing facility which negatively impacted margins for the Building Products segment.  A capital project of about $2 million was approved last year to allow the business to ramp up capacity of its existing paint line.  However, due to a number of unexpected problems, low quality painted coil was produced and shipped that did not meet the high quality requirements of customers.  During the second quarter, management changes were made, quality was restored, and the Company is currently working closely with customers to sort out any remaining issues.  A reserve has been set up for customer returns related to this problem.

Fiscal Quarter and Six Months ended April 30, 2003 vs. 2002

Net Sales - Consolidated net sales for the three and six month periods ended April 30, 2003 were $254.6 million and $484.1 million, respectively, representing an increase of $5.1 million, or 2%, and $30.4 million, or 7%, when compared to consolidated net sales for the same periods in 2002.  Both the Vehicular and Building Products segments experienced increased net sales.

Net sales from the Company’s Vehicular Products segment for the three and six month periods ended April 30, 2003, was $118.0 million and $227.0 million, respectively, representing an increase of $0.4 million, or less than 1%, and $6.9 million, or 3%, when compared to the same periods last year.  MACSTEEL had increased net sales for the three month period as compared to the same prior year period due largely to increased average selling price and slightly higher volume than the previous year’s levels.  For the six month period ended April 30, 2003, both volume and average selling price contributed to increased net sales as volume was up approximately 5%.  The increased average selling price resulted from a combination of selling more of the value added MACPLUS product as well as pricing increases that became effective early in the calendar year.  The increased volume resulted from strong demand for light vehicles in the first three months of the year, as well as new product programs and market share gains.

Piper experienced lower net sales as aluminum airbag component sales continued to decline from its prior year levels.  This decline was partially offset by increased sales of new products.

Net sales from the Company’s Building Products segment for the three and six month periods ended April 30, 2003, was $136.6 million and $257.2 million, respectively, representing an increase of $4.7 million, or 4%, and $23.5 million, or 10%, when compared to the same periods last year.  Within the Building Products segment, Engineered Products’ net sales decreased for the three months ended April 30, 2003 compared to the prior year due to severe winter weather conditions in the Northeast and Midwest building products markets.  For the six months ended April 30, 2003, net sales increased due largely to the inclusion of a full period of results of COLONIAL CRAFT acquired in February 2002.  Net sales combined for the other Engineered Products business units, excluding COLONIAL CRAFT, were down slightly for the current six month period, primarily due to the winter weather.  Nichols Aluminum’s net sales, however, increased from the same prior year periods due to increased volume resulting from continuing strength in the building construction markets they serve, as well as higher selling prices.

Operating income - Consolidated operating income for the three and six month periods ended April 30, 2003 was $14.9 million and $25.0 million, respectively, representing a decrease of $5.2 million, or 26%, and $4.9 million, or 16%, when compared to the same periods last year. Both the Vehicular Products and Building Products segments experienced decreased operating income.

Operating income from the Company’s Vehicular Products segment for the three and six months ended April 30, 2003, was $14.3 million and $24.2 million, respectively, representing a decrease of $2.0 million, or 12%, and $2.9 million, or 11%, when compared to the same periods last year. This decrease was largely due to 1) a loss at Piper as a result of the decline in demand for aluminum airbag components which has not been offset by cost reduction initiatives and 2) weaker performance at Temroc than in the prior year.  MACSTEEL, however, experienced higher operating income for the three and six month periods ended April 30, 2003 compared to the prior year.  The increase can be attributed to higher net sales and lower outside processing costs (due to capital expansions) which more than offset higher material scrap costs, labor costs, energy costs and depreciation expense.

Operating income from the Company’s Building Products segment for the three and six months ended April 30, 2003, was $4.2 million and $8.4 million, respectively, representing a decrease of $3.4 million, or 45%, and $1.6 million, or 16%, when compared to the same periods last year.  Both the Engineered Products business and Nichols Aluminum business had lower operating income.  Engineered Products’ decreased operating income can largely be attributed to lower net sales, excluding the incremental sales of COLONIAL CRAFT acquired in February 2002.  At Nichols Aluminum, the benefit of good volumes, slightly higher prices and improved spreads versus the prior year were more than offset by higher energy and outside processing costs and production and quality problems at the Nichols Aluminum Alabama facility. The  Alabama finishing plant experienced problems with an upgrade to that facility’s paint line.  Painted coil was produced and shipped, but did not meet high quality requirements of customers.  During the second quarter, quality was restored, and the Company is currently working closely with customers sorting out remaining issues.  A reserve has been set up for customer returns related to this problem.

In addition to the two operating segments mentioned above, corporate level operating expenses for the three months ended April 30, 2003, were $3.7 million, representing a decrease of $0.3 million, or 7%, compared to the same prior year period.  Corporate level operating expenses for the six months ended April 30, 2003, were $7.6 million, representing an increase of $0.4 million, or 5%, compared to the same prior year period.  Included in corporate expenses are the consolidated LIFO inventory adjustments, corporate office expenses and inter-segment eliminations.  Also included for the three months ended April 30, 2003 was a gain of $0.4 million on the sale of the Piper Utah facility which has not been in operations and was held for sale.  (See Note 3 to the financial statements regarding LIFO valuation method of inventory accounting.)

Selling, general and administrative expense was $14.3 million and $27.6 million, respectively, for the three and six months ended April 30, 2003 representing an increase of $0.6 million, or 5%, and $1.7 million, or 7%, when compared to the same periods last year.  The increase for the three months ended April 30, 2003 was largely a result of severance accruals and consulting costs at Nichols Aluminum.  Additionally, the six month period ended April 30, 2003 included the results of COLONIAL CRAFT acquired in February 2002 for the entire period.

Depreciation and amortization - Depreciation and amortization expense  increased $0.6 million and $1.4 million, respectively, for the three and six month periods ended April 30, 2003 as compared to the same prior year periods.  The increase was largely due to recently completed capital projects at MACSTEEL as well as the acquisition of COLONIAL CRAFT in February 2002.

Interest expense for the three and six months ended April 30, 2003 was $0.6 million and $1.6 million, respectively, compared to $4.7 million and $8.1 million from the same periods last year.  The decrease in interest expense is due largely to the Company’s outstanding debt balance substantially decreasing year over year as 1) the 6.88% convertible subordinated debentures were converted to Company stock and/or redeemed in June of 2002, 2) lower Bank Revolver balances and 3) the payback of principal for other interest bearing debt and notes.

Another factor that contributed to the decrease in interest expense was the interest rate swap agreement.  With the execution of the new Bank Agreement in November 2002, the interest rate swaps no longer qualified as a hedge.  As a result, the Company discontinued hedge accounting under SFAS 133 on the swaps after the effective date of the new Bank Agreement and reclassified the related portion of other comprehensive income to interest expense in the fiscal quarter ended October 31, 2002.  The interest rate swap agreements remain in effect until July 2003.

During the prior year’s six months ended April 30, 2002, losses related to the swap agreement were reclassified out of other comprehensive income into interest expense as interest payments were made.  This reclassification did not occur in the six months ended April 30, 2003 since it was all taken in the prior year.  (See Note 10 to the financial statements for further discussion.)

Capitalized interest for the prior year’s three and six months ended April 30, 2002 was due to the long-term capital expansion programs underway at MACSTEEL at that time.  There were no long-term capital expansion programs underway during the first six months ended April 30, 2003 and therefore no capitalized interest.

Net income was $9.4 million and $16.1 million for the three and six month periods ended April 30, 2003, compared to $10.6 million and $16.1 million for the same periods of 2002.

Outlook

The Company’s two target markets are vehicular products and building products.  North American light vehicle builds year-to-date are below year-ago levels and the OEMs’ calendar second quarter build rates are now projected to be 10% below last year.  As a result, for the third quarter, the Company expects MACSTEEL to report slightly lower results compared to a year ago.  Share gains, higher prices and scrap surcharges will be a plus in the third quarter compared to last year, but will probably be offset by lower volume and higher scrap costs.  Demand is projected to rebound slightly later in the quarter.

Within the Building Products segment, the Company now expects Nichols to post flat sales and lower operating income for the third quarter.  Rising scrap prices, with little change in mill finish selling prices, will negatively impact their results.  Business activity at Engineered Products has returned to the healthy levels expected for this time of year and management anticipates third quarter results to be similar to a year ago.  New housing starts for 2003 are expected to be down about 5% from last year while remodeling expenditures are expected to be in line with 2002.

Because of the current uncertainty in the economy, near term results cannot be easily forecasted.  At this point, it is difficult to predict what North American light vehicle build rates will be for the remainder of 2003.  In addition, the Company also experienced further tightening in spread due to tight scrap supplies, particularly for its aluminum scrap.  Based on the factors discussed above, a broader earnings range is prudent.  Therefore, the Company now expects its third quarter diluted earnings per share to be in the range of $0.65 to $0.80.  For fiscal 2003, the Company now expects diluted earnings per share to be in the range of $2.65 to $2.90.

Liquidity and Capital Resources

Sources of Funds

The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its secured $200 million Revolving Credit Agreement.  At April 30, 2003, the Company had $71.7 million borrowed under the Bank Agreement.  This represents a $6.7 million increase from October 31, 2002 borrowing levels.  There have been no significant changes to the terms of the Company’s debt structure during the three month period ended April 30, 2003.

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

The Company’s working capital (current assets less current liabilities excluding current maturities of debt) was $119.9 million at April 30, 2003 compared to $101.4 million at October 31, 2002.  The change in working capital was largely a result of:  a) the $9.8 million increase in accounts and notes receivable from the October 31, 2002 balance as the number of days sales outstanding increased due to seasonal payment term extensions for certain customers, as well as certain customers not taking early payment discounts, b) the $15.2 million increase in inventory balances with Nichols Aluminum building inventory in preparation for the seasonally strong summer months, MACSTEEL building inventory in preparation for the scheduled July shutdown as well as certain of MACSTEEL’s customers delaying delivery of product and c) the $7.2 million increase in accounts payable due largely to higher scrap prices and capital projects at Nichols Aluminum.  Also included in the working capital change was the decrease in cash, accrued expenses, income taxes payable and other current liabilities due to timing of payments on normal trade and other obligations.

Operating Activities

Cash provided by operating activities during the six months ended April 30, 2003 was $9.8 million compared to $45.1 million for the same six month period of 2002.  This decrease is largely due to higher working capital requirements compared to the same prior year period as discussed above.

Investment Activities

Net cash used for investment activities during the six months ended April 30, 2003 was $15.0 million compared to $38.1 million for the same period of 2002.  Investment activities for the six months ended April 30, 2002 included the acquisition of COLONIAL CRAFT for $17.4 million.  Additionally, capital expenditures decreased from $20.1 million in the six months ended April 30, 2002 to $14.8 million in the same period of the current year.  This decline was largely due to reduced spending at MACSTEEL, partially offset by increased spending at Nichols Aluminum and Engineered Products.  The Company estimates that fiscal 2003 capital expenditures will be approximately $35 million.  At April 30, 2003, the Company had commitments of approximately $10 million for the purchase or construction of capital assets.  The Company plans to fund these capital expenditures through cash flow from operations.

Financing Activities

Net cash used for financing activities for the six months ended April 30, 2003 was $12.3 million compared to $32.6 million during the same prior year period.  The Company borrowed $6.7 million in the six months ended April 30, 2003, compared to debt and note repayments totaling $47 million during the six months of fiscal 2002.  During the six months ended April 30, 2003, the Company paid $13.5 million to repurchase shares of its common stock.  Additionally, Quanex received $1.6 million in the six months ended April 30, 2003 for the issuance of common stock ($1.1 million from option exercises).  For the prior year’s six months ended April 30, 2002, the Company received $20.5 million for the issuance of common stock ($16.9 million from option exercises).

On February 26, 2003, the board of directors of the Company authorized an annual dividend increase of $.04 per common share outstanding, increasing the annual dividend from $.64 to $.68, or $.01 per quarter.  This increase was effective with the Company’s first quarter dividend paid on March 31, 2003 to shareholders of record on March 14, 2003.

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

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.  The provisions of this statement are effective for contracts entered into or modified after June 30, 2003, with certain exceptions.  The Company does not anticipate any material impact on the Company’s financial position, results of operations, or cash flows as a result of adoption.

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

Interest Rate Risk

The Company holds certain floating-rate obligations.  The exposure of these obligations to increases in short-term interest rates is limited for $100 million of this variable rate debt by interest rate swap agreements entered into by the Company.  These swap agreements effectively fix the interest rate, thus limiting the potential impact that increasing interest rates would have on earnings.  Under these swap agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and received on a LIBOR based variable rate (1.31% at April 30, 2003).  At April 30, 2003 and October 31, 2002, the fair market value related to the interest rate swap agreements was a loss of $1.4 million and $4.0 million, respectively.  These swap agreements expire in July of 2003.  The final settlement payment has been set based on April 29, 2003 LIBOR rates.  There will be no impact to the fair market value of these swaps if the floating LIBOR rates change from April 30, 2003 levels.

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

At April 30, 2003, the Company had open futures contracts with fair values of approximately $43 thousand (net gain) which was recorded as part of other current assets. At April 30, 2003, these contracts covered a notional volume of 3.1 million pounds of aluminum. A hypothetical 10% change from the April 30, 2003 average forward London Metal Exchange (“LME”) ingot price of $.6205 per pound would increase or decrease the unrealized pretax gains/losses related to these contracts by approximately $195 thousand.  However, it should be noted that any change in the value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the cost of purchased aluminum scrap.

Other than the items mentioned above, there were no other material quantitative or qualitative changes during the six months of fiscal 2003 in the Company’s market risk sensitive instruments.

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

PART II.  OTHER INFORMATION

Item 4 -  Submission of Matters to a Vote of Security Holders

On February 26, 2003, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”).

At the Annual Meeting, Donald G. Barger, Jr. and Raymond A. Jean were elected as directors for a three-year term until the Annual Meeting of Stockholders in 2006.  The following sets forth the number of shares that voted for and for which votes were withheld of each of such persons:

	For	Withheld
Donald G. Barger, Jr.	13,634,035	1,110,534
Raymond A. Jean	13,512,098	1,232,471

Additionally, at the Annual Meeting, the 1996 Employee Stock Option and Restricted Stock Plan was amended.  The following sets forth the number of shares that voted for, against, and those which abstained:

For	Against	Abstain
10,244,701	2,734,345	167,873

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

4.5	First Amendment to Security Agreement, dated February 17, 2003, effective November 26, 2002, filed as Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q, dated January 31, 2003.
*10.1	Amendment to the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective December 5, 2002.
*10.2	Agreement to Terminate the Quanex Corporation 1997 Non-Employee Director Stock Option Plan, effective December 5, 2002.
*10.3	Agreement to Freeze the Quanex Corporation Non-Employee Director Retirement Plan, effective December 5, 2002.
*99.1	Certification by chief financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification by chief executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

b)             Reports on Form 8-K

On May 29, 2003, the Company filed a Current Report on Form 8-K which included a press release reporting its earnings results for the second quarter ended April 30, 2003.  The press release was incorporated by reference as Exhibit 99.1 to that filing.

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX CORPORATION

/s/ Terry M. Murphy
Terry M. Murphy
Date: June 4, 2003	Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Ricardo Arredondo
Ricardo Arredondo
Date: June 4, 2003	Vice President - Corporate Controller
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

June 4, 2003

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

June 4, 2003

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

4.5	First Amendment to Security Agreement, dated February 17, 2003, effective November 26, 2002, filed as Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q, dated January 31, 2003.
*10.1	Amendment to the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective December 5, 2002.
*10.2	Agreement to Terminate the Quanex Corporation 1997 Non-Employee Director Stock Option Plan, effective December 5, 2002.
*10.3	Agreement to Freeze the Quanex Corporation Non-Employee Director Retirement Plan, effective December 5, 2002.
*99.1	Certification by chief financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification by chief executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.