Form 10-Q
period 2003-07-31
QUANEX CORP
filed 2003-09-04
CIK 276889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common Stock, par value $0.50 per share	16,079,973

QUANEX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUANEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 31, 2003	October 31, 2002

ASSETS

Current assets:
Cash and equivalents	$10,831	$18,283
Accounts and notes receivable, net	117,071	116,122
Other Receivables	6,421	—
Inventories	100,344	90,756
Deferred income taxes	7,270	9,302
Other current assets	1,763	1,338
Total current assets	243,700	235,801

Property, plant and equipment	788,379	773,855
Less accumulated depreciation and amortization	(448,153)	(420,723)
Property, plant and equipment, net	340,226	353,132

Goodwill, net	66,436	66,436
Cash surrender value insurance policies, net	24,651	25,799
Intangible assets	2,784	2,870
Other assets	3,485	5,102

	$681,282	$689,140

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$76,072	$76,588
Accrued liabilities	37,886	48,973
Income taxes payable	1,602	4,839
Other current liabilities	—	3,970
Current maturities of long-term debt	425	434
Total current liabilities	115,985	134,804

Long-term debt	69,394	75,131
Deferred pension credits	6,019	4,960
Deferred postretirement welfare benefits	8,035	7,928
Deferred income taxes	34,941	29,210
Other liabilities	13,910	15,712
Total liabilities	248,284	267,745

Stockholders’ equity:
Preferred stock, no par value	—	—
Common stock, $.50 par value	8,260	8,227
Additional paid-in capital	188,044	185,972
Retained earnings	253,092	232,074
Unearned compensation	(196)	(418)
Accumulated other comprehensive income	(3,043)	(3,479)
	446,157	422,376
Less: Common stock held by rabbi trust	(1,716)	(981)
Less: Cost of shares of common stock in treasury	(11,443)	—
Total stockholders’ equity	432,998	421,395

	$681,282	$689,140

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002

Net sales	$260,277	$266,891	$744,396	$720,634
Cost and expenses:
Cost of sales	217,838	216,469	625,331	591,882
Selling, general and administrative expense	12,643	14,099	40,238	39,960
Depreciation and amortization	11,728	11,292	35,769	33,884
Operating income	18,068	25,031	43,058	54,908
Other income (expense):
Interest expense	(542)	(1,070)	(2,113)	(9,179)
Capitalized interest	—	346	—	1,879
Retired executive life insurance benefit	2,152	9,020	2,152	9,020
Other, net	399	(375)	2,211	1,469
Income before income taxes	20,077	32,952	45,308	58,097
Income tax expense	(6,454)	(8,615)	(15,537)	(17,668)

Net income	$13,623	$24,337	$29,771	$40,429

Earnings per common share:

Basic	$0.85	$1.56	$1.84	$2.83

Diluted	$0.84	$1.42	$1.82	$2.55

Weighted average shares outstanding:
Basic	16,055	15,560	16,176	14,303
Diluted	16,267	16,557	16,401	16,093

Cash dividends per share	$0.17	$0.16	$0.51	$0.48

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Nine Months Ended July 31,
	2003	2002
Operating activities:
Net income	$29,771	$40,429
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of Piper Utah property	(405)	—
Loss on early extinguishment of debt	—	922
Retired executive life insurance benefit	(2,152)	(9,020)
Depreciation and amortization	36,032	34,107
Deferred income taxes	7,763	2,437
Deferred pension and postretirement benefits	1,166	(1,610)

Changes in assets and liabilities net of effects from acquisitions and dispositions:
Decrease (Increase) in accounts and notes receivable	(949)	293
Increase in inventory	(9,588)	(7,722)
Increase (Decrease) in accounts payable	(516)	3,678
Decrease in accrued liabilities	(11,087)	(697)
Increase (Decrease) in income taxes payable	(3,237)	2,457
Other, net	(4,861)	261
Cash provided by operating activities	41,937	65,535

Investment activities:
Acquisition of Colonial Craft, net of cash acquired	—	(17,283)
Proceeds from sale of Piper Utah property	2,832	—
Capital expenditures, net of retirements	(22,752)	(28,100)
Other, net	(3,383)	(1,143)
Cash used for investment activities	(23,303)	(46,526)

Financing activities:
Bank revolver and note repayments, net	(5,000)	(66,029)
Redemption and purchase of subordinated debentures	—	(1,314)
Purchase of Quanex common stock	(13,515)	—
Dividends paid on common stock	(8,120)	(7,012)
Issuance of common stock, net	2,809	30,716
Other, net	(2,260)	(3,603)
Cash used for financing activities	(26,086)	(47,242)
Decrease in cash and equivalents	(7,452)	(28,233)
Cash and equivalents at beginning of period	18,283	29,573
Cash and equivalents at end of period	$10,831	$1,340

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,070	$11,312
Cash paid during the period for income taxes	$10,734	$9,406
Cash received during the period for income tax refunds	$155	$126

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

Risk Management and Derivative Instruments

The Company’s current risk management strategies include the use of derivative instruments to reduce certain risks.  The critical strategies include: (1) the use of commodity futures and options to fix the price of a portion of anticipated future purchases of certain raw materials, including aluminum scrap, and energy to offset the effect of fluctuations in the costs of those commodities, and (2) the use of interest rate swaps to fix the rate of interest on a portion of floating rate debt.  The Company accounts for these derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”.  Some of these derivative instruments qualify for the normal purchase and sale exemption.  Some derivatives have not been designated as “hedges”.  For those derivatives, the gains and losses are realized and recorded in the statement of income as they occur.  Some hedges have been designated as cash flow hedges.  For those cash flow hedges, the effective portion of gains and losses is recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity.  The Company evaluates cash flow hedges each quarter to determine if they are highly effective.  Any ineffectiveness is recorded in the statement of income.  If the anticipated future transactions are no longer expected to occur, the unrealized gains and losses on the related hedge are reclassified to the consolidated statement of income.  (See Note 11 to the financial statements for further explanation.)

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

Stock Based Employee Compensation

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company continues to apply the rules for stock-based compensation contained in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method. The pro forma effect on net income and earnings per share of the fair value based method of accounting for stock-based compensation as required by SFAS No. 123 and SFAS No. 148 “Accounting for the Stock-Based Compensation - Transition and Disclosure” is disclosed below.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
	(In thousands)		(In thousands)

Net income, as reported	$13,623	$24,337	$29,771	$40,429

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(397)	(326)	(1,132)	(977)

Pro forma net income	$13,226	$24,011	$28,639	$39,452

Earnings per common share:
Basic as reported	$0.85	$1.56	$1.84	$2.83
Basic pro forma	$0.82	$1.54	$1.77	$2.76
Diluted as reported	$0.84	$1.42	$1.82	$2.55
Diluted pro forma	$0.82	$1.40	$1.76	$2.49

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

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

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

There were no changes in the carrying amount of goodwill for the nine months ended July 31, 2003.  Since the Company adopted SFAS No. 142 on November 1, 2001, neither the current period ended July 31, 2003 nor the prior period ended July 31, 2002 included goodwill amortization.

3.                                       Executive life insurance benefit / Other receivables

During the fiscal quarter ended July 31, 2003, a former executive of the Company, on whose life the Company held life insurance policies, died.  As a result, the Company is entitled to receive life insurance proceeds totaling $6.4 million.  Estimates of the cash surrender value of these life insurance policies amounting to $4.3 million were previously recognized in “Other assets” on the financial statements.  The Company has recorded the $6.4 million proceeds as “Other receivables” on the financial statements and reduced “Other assets” by $4.3 million.  The excess of the proceeds over the previously recorded cash surrender value amounting to $2.2 million was recognized as a non-taxable benefit on the income statement during the period ended July 31, 2003.  The impact to the fiscal third quarter basic and diluted earnings per share of this benefit was $0.13.

4.                                       Inventories

Inventories consist of the following:

	July 31, 2003	October 31, 2002
	(In thousands)
Raw materials	$26,973	$24,307
Finished goods and work in process	64,182	58,108
	91,155	82,415
Other	9,189	8,341
	$100,344	$90,756

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

LIFO	$71,206	$64,269
FIFO	29,138	26,487
	$100,344	$90,756

With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $9.3 million as of July 31, 2003 and $7.9 million as of October 31, 2002.

5.                                       Acquired Intangible Assets

Intangible assets consist of the following ($ in thousands):

	As of July 31, 2003		As of October 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete Agreements	$313	$102	$313	$51
Patents	443	70	443	35
Total	$756	$172	$756	$86

Unamortized intangible assets:
Tradename	$2,200		$2,200

The aggregate amortization expense for the three and nine month periods ended July 31, 2003 is $29 thousand and $86 thousand, respectively.  The aggregate amortization expense for the three and nine month periods ended July 31, 2002 was $12 thousand and $57 thousand, respectively.  Estimated amortization expense for the next five years follows ($ in thousands):

Fiscal years ending October 31,	Estimated Amortization
2003	$115
2004	$115
2005	$100
2006	$86
2007	$46

6.                                       Earnings Per Share

The computational components of basic and diluted earnings per share are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended July 31, 2003			For the Three Months Ended July 31, 2002
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS
Total basic net earnings	$13,623	16,055	$0.85	$24,337	15,560	$1.56

Effect of Dilutive Securities
Effect of common stock equiv. arising from stock options	—	148		—	296
Effect of common stock held by rabbi trust	—	64		—	42
Effect of conversion of subordinated debentures	—	—		(826)	659

Diluted EPS
Total diluted net earnings	$13,623	16,267	$0.84	$23,511	16,557	$1.42

	For the Nine Months Ended July 31, 2003			For the Nine Months Ended July 31, 2002
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS
Total basic net earnings	$29,771	16,176	$1.84	$40,429	14,303	$2.83

Effect of Dilutive Securities
Effect of common stock equiv. arising from stock options	—	160		—	293
Effect of common stock held by rabbi trust	—	65		—	39
Effect of conversion of subordinated debentures	—	—		534	1,458

Diluted EPS
Total diluted net earnings	$29,771	16,401	$1.82	$40,963	16,093	$2.55

7.                                       Comprehensive Income

Total comprehensive income for the three and nine months ended July 31, 2003 is $13.7 million and $30.2 million, respectively.  Total comprehensive income for the three and nine months ended July 31, 2002 is $24.7 million and $43.4 million, respectively.  Included in comprehensive income is net income and the effective portion of the gains and losses on derivative instruments designated as cash flow hedges.

8.                                       Long-term Debt

In November 2002, the Company entered into a secured $200 million Revolving Credit Agreement (“Bank Agreement”).  The Bank Agreement is secured by all Company assets, excluding land and buildings.  The Bank Agreement expires November 2005 and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the new Bank Agreement.  All borrowings under the Bank Agreement bear interest, at the option of the Company, at either (a) the prime rate or federal funds rate plus one percent, whichever is higher, or (b) a Eurodollar based rate.  The Bank Agreement requires facility fees, which are not significant, and maintenance of certain financial ratios and a minimum consolidated tangible net worth on a quarterly basis.  Management believes the Company is currently in compliance with those requirements.

Long-term debt consists of the following (in thousands):

	July 31, 2003	October 31, 2002
Bank Agreement Revolver	$60,000	$—
Previous Bank Agreement Revolver	—	65,000
Temroc Industrial Development Revenue Bonds	2,277	2,425
Industrial Revenue and Economic Development Bonds	1,665	1,665
State of Alabama Industrial Development Bonds	3,450	3,800
Scott County, Iowa Indus. Waste Recycling Revenue Bonds	2,200	2,400
Other	227	275
	$69,819	$75,565
Less maturities due within one year included in current liabilities	425	434
	$69,394	$75,131

9.                                       Industry Segment Information ($ in thousands)

Quanex has two market focused segments:  Vehicular Products and Building Products.  The Vehicular Products segment is comprised of MACSTEEL, Piper Impact and Temroc.  The Building Products segment is comprised of Nichols Aluminum and Engineered Products.  Below is a presentation of segment disclosure information:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Net Sales
Vehicular Products	$111,153	$117,416	$338,103	$337,489
Building Products(1)	149,124	149,475	406,293	383,145
Consolidated	$260,277	$266,891	$744,396	$720,634

Operating Income (Loss)
Vehicular Products	$9,459	$14,709	$33,682	$41,807
Building Products (1)	12,298	14,330	20,683	24,347
Corporate & Other (2)	(3,689)	(4,008)	(11,307)	(11,246)
Consolidated	$18,068	$25,031	$43,058	$54,908

	For the periods ended
	July 31, 2003	October 31, 2002
Identifiable Assets
Vehicular Products	$352,057	$363,559
Building Products	294,092	283,475
Corporate & Other(2)	35,133	42,106
Consolidated	$681,282	$689,140

Goodwill (Net)
Vehicular Products	$13,496	$13,496
Building Products	52,940	52,940
Consolidated	$66,436	$66,436

(1)  Fiscal 2003 results include COLONIAL CRAFT operations acquired in February 2002.

(2)  Included in “Corporate and Other” are inter-segment eliminations, consolidated LIFO inventory adjustments and corporate expenses and assets.

10.                                 Treasury Stock and Stock Option Exercises

On December 5, 2002, the Board of Directors approved a program to purchase up to a total of 1 million shares of its common stock in the open market or in privately negotiated transactions.  During the nine months ended July 31, 2003, the Company repurchased 438,600 shares at a cost of approximately $13.5 million.  These shares were placed in treasury stock.  There are currently 371,453 shares in treasury stock with a remaining carrying value of approximately $11.4 million.

The Company has various restricted stock and stock option plans for key employees and directors as described in its Annual Report on Form 10-K for the fiscal year ended October 31, 2002.  Below is a table summarizing the stock option activity in all plans since October 31, 2002.

	Shares Exercisable	Shares Under Option	Average Price Per Share
Balance at October 31, 2002	602,366	940,602	$23

Granted		266,500	32
Exercised		(103,198)	22
Cancelled / Lapsed		(42,786)	27
Balance at July 31, 2003	548,301	1,061,118	$25

11.                                 Financial Instruments and Risk Management

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

At July 31, 2003, there were no open LME forward contracts and therefore no asset or liability associated with metal exchange derivatives.  Nichols Aluminum used firm price raw material purchase commitments instead of LME forward contracts to lock in raw material prices.

The effective portion of the gains and losses related to the customer specific forward LME contracts designated as hedges are reported in other comprehensive income. These gains and losses are reclassified into earnings in the periods in which the related inventory is sold.  As of July 31, 2003, net gains of approximately $21 thousand ($13 thousand net of taxes) are expected to be reclassified from other comprehensive income into earnings over the next twelve months. Gains and losses on these customer specific hedge contracts, including amounts related to hedge ineffectiveness, are reflected in “Cost of sales” in the income statement. For the three months ended July 31, 2003, nothing was recognized in “Cost of sales” representing the amount of the hedges’ ineffectiveness.  For the nine months ended July 31, 2003, a net gain of $14 thousand was recognized in “Cost of sales” representing the amount of the hedges’ ineffectiveness.  No components of these gains and losses were excluded from the assessment of hedge effectiveness.  Additionally, no hedge contracts were discontinued due to determinations that the original forecasted transactions would not occur.

Interest Rate Swap Agreements

In fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the then existing bank agreement revolver to a fixed rate.  The Company’s risk management policy related to these swap agreements was to hedge the exposure to interest rate movements on a portion of its long-term debt.  Under the swap agreements, payments are made based on a fixed rate ($50 million at 7.025% and $50 million at 6.755%) and received on a LIBOR based variable rate.

With the execution of the Bank Agreement in November 2002, the interest rate swaps no longer qualified as a hedge.  As a result, the Company discontinued hedge accounting under SFAS 133 on the swaps after the effective date of the Bank Agreement and reclassified the related portion of other comprehensive income to interest expense in the fiscal quarter ended October 31, 2002.

The interest rate swap agreements were effective until July 29, 2003 and the final interest settlement payment was made at that time.  As of July 31, 2003, there were no open swap agreement contracts and therefore no asset or liability reflected on the balance sheet.  A net loss of $5 thousand and $81 thousand, respectively, was recorded in interest expense in the three and nine month periods ended July 31, 2003, representing the change in the fair market value of the swap agreements since October 31, 2002.

12.                                 Contingencies

Quanex is subject to loss contingencies arising from federal, state, and local environmental laws.  Environmental expenditures are expensed or capitalized depending on their future economic benefit.  The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals.  Costs of future expenditures for environmental remediation are not discounted to their present value.  When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of companies participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections.  It is management’s opinion that the Company has established appropriate reserves for environmental remediation obligations at various of its plant sites and disposal facilities.  Those amounts are not expected to have a material adverse effect on the Company’s financial condition. Total remediation reserves, at July 31, 2003, were approximately $17 million.  These reserves include, without limitation, the Company’s best estimate of liabilities related to costs for further investigations, environmental remediation, and corrective actions related to the acquisition of Piper Impact, the acquisition of Nichols Aluminum Alabama and the Company’s former Tubing Operations.  Actual cleanup costs at the Company’s current plant sites, former plants, and disposal facilities could be more or less than the amounts accrued for remediation obligations.  Because of uncertainties as to the extent of environmental impact and concurrence of governmental authorities, it is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals that would be material to Quanex’s financial statements because of uncertainties as to the extent of environmental impact and concurrence of governmental authorities.

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

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

The discussion and analysis of Quanex Corporation and its subsidiaries’ (the “Company”’s) financial condition and results of operations should be read in conjunction with the July 31, 2003 and October 31, 2002 Consolidated Financial Statements of the Company and the accompanying notes.

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

Results of Operations

Summary Information as % of Sales:  ($ in millions)

	Three Months Ended July 31,				Nine Months Ended July 31,
	2003		2002		2003		2002
	Dollar Amount	%of Sales	Dollar Amount	%of Sales	Dollar Amount	%of Sales	Dollar Amount	%of Sales
Net Sales	$260.3	100	$266.9	100%	$744.4	100	$720.6	100%
Cost of Sales	217.8	84	216.5	81	625.3	84	591.9	82
Selling, general and administrative	12.7	5	14.1	5	40.2	5	40.0	5
Depreciation and amortization	11.7	5	11.3	5	35.8	5	33.8	5
Operating Income	18.1	6%	25.0	9%	43.1	6%	54.9	8%
Interest Expense	(0.5)	—	(1.1)	—	(2.1)	—	(9.2)	(1)
Capitalized Interest	—	—	.3	—	—	—	1.9	—
Retired Exec. Life Ins. Benefit	2.1	1	9.0	3	2.1		9.0	1
Other, net	0.4	—	(.3)	—	2.2	—	1.5	—
Income tax expense	(6.5)	(2)	(8.6)	(3)	(15.5)	(2)	(17.7)	(2)
Net income	$13.6	5%	$24.3	9%	$29.8	4%	$40.4	6%

Overview

Quanex’s third fiscal quarter ended July 31, 2003 included excellent results at its Engineered Products business, particularly after experiencing rather slow market conditions in the second fiscal quarter ended April 30, 2003.  At MACSTEEL, which is linked to the “Big 3” automotive performance, new programs were overshadowed by a drop in production schedules.  Nichols Aluminum results were negatively impacted by lower volumes and higher conversion costs.  Cash provided by operating activities showed a marked improvement over both last quarter and year ago figures.  Significant progress in managing inventories and receivables was the key to this improvement.

Business Segments

Quanex has two market focused segments:  Vehicular Products and Building Products.  The Vehicular Products segment is comprised of MACSTEEL, Piper Impact and Temroc.  The Vehicular segment’s main market driver is North American light vehicle builds.  The Building Products segment is comprised of Nichols Aluminum and Engineered Products.  The main market drivers of this segment are residential housing starts and remodeling expenditures.

The following table sets forth selected operating data for the Company’s two business segments:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
	(In millions)		(In millions)
Vehicular Products:
Net sales	$111.2	$117.4	$338.1	$337.5
Operating income	9.5	14.7	33.7	41.8
Depreciation and amortization	7.5	7.1	22.8	21.4
Identifiable assets	$352.1	$364.3	$352.1	$364.3

Building Products: (1)
Net sales	$149.1	$149.5	$406.3	$383.1
Operating income	12.3	14.3	20.7	24.3
Depreciation and amortization	4.2	4.0	12.7	12.1
Identifiable assets	$294.1	$288.1	$294.1	$288.1

(1)          Fiscal 2003 results include COLONIAL CRAFT operations acquired February 12, 2002.

Vehicular Products

Within the Vehicular Products segment, North American light vehicle sales remained at a relatively robust pace during the quarter and vehicle inventories  receded as overall light vehicle builds were down about 7% for the quarter versus a year ago.  MACSTEEL’s strongest market presence is with the “Big 3” automakers and builds there were down about 10%.  This decline in light vehicle builds drove MACSTEEL’s volume down about 7% from the prior year and operating income down approximately 20%.  MACSTEEL continues to work with the New American Manufacturers (“NAMs”), or non “Big 3” automakers, on domestic part sourcing and our share with them is growing.  Qualification efforts with the NAMs require time consuming evaluation periods.

Additionally, ongoing erosion in demand for its aluminum and steel airbag components continues at Piper Impact and they have been unable to replace those losses with significant new product development initiatives.

Building Products

Engineered Products net sales and operating income for the quarter were record-setting.  Many of the large door and window customers who suffered through a weak second quarter, came back strong during the third quarter and Engineered Products experienced strong order entry at all of its facilities.

Nichols Aluminum results for the quarter benefited from higher selling prices and a slightly improved spread versus a year ago, the result of a better mix of painted sheet sales versus mill finished sheet.  However, business activity in its secondary markets went down from a year ago, resulting in lower volumes, which caused results to trail last year.

Fiscal Quarter and Nine Months ended July 31, 2003 vs. 2002

Net Sales - Consolidated net sales for the three and nine month periods ended July 31, 2003 was $260.3 million and $744.4 million, respectively, representing a decrease of $6.6 million, or 2%, and an increase of $23.8 million, or 3%, when compared to consolidated net sales for the same periods in 2002.  For the three month period ended July 31, 2003, both the Vehicular and Building Products segments experienced reduced net sales.  For the nine month period ended July 31, 2003, both the Vehicular and Building Products segments experienced higher net sales.

Net sales from the Company’s Vehicular Products segment for the three and nine month periods ended July 31, 2003, was $111.2 million and $338.1 million, respectively, representing a decrease of $6.3 million, or 5%, and an increase of $0.6 million, or less than 1%, when compared to the same periods last year.  For the three months ended July 31, 2003, MACSTEEL had lower net sales due to a 7% decline in volume compared to the same prior year period, which was only partially offset by higher average selling prices.  For the nine month period ended July 31, 2003, both volume and average selling price contributed to increased net sales.  The increased average selling price resulted from a combination of selling more of the value added MACPLUS product as well as pricing increases that became effective early in the calendar year.  The increased volume resulted from strong demand for light vehicles in the first three months of the year, as well as new product programs and market share gains.

Piper experienced lower net sales for both the three and nine month period ended July 31, 2003, as airbag component sales continued to decline from its prior year levels.  This decline was partially offset by increased sales of new products.

Net sales from the Company’s Building Products segment for the three and nine month periods ended July 31, 2003, was $149.1 million and $406.3 million, respectively, representing a decrease of $0.4 million, or less than 1%, and an increase of $23.1 million, or 6%, when compared to the same periods last year.  Within the Building Products segment, Engineered Products’ net sales increased for the three and nine months ended July 31, 2003 compared to the prior year as many of the larger door and window customers who suffered through a weak second quarter came back strong during the third fiscal quarter.  The nine month period ended July 31, 2003 included a full period of results of COLONIAL CRAFT which was acquired in February 2002.  Combined net sales for the other Engineered Products business units, excluding COLONIAL CRAFT, were down slightly for the current nine month period, primarily due to the harsh winter weather earlier in the year.

Nichols Aluminum’s net sales decreased for the three months ended July 31, 2003 from the same prior year periods due largely to lower volumes in its secondary markets as business activity slowed, partially offset by higher average selling prices due to a better mix of painted sheet sales versus mill finished sheet.  For the nine months ended July 31, 2003, net sales for Nichols Aluminum increased compared to the same prior year period due to increased volume resulting from strength in the building construction markets in the first six months of the year, as well as higher average selling prices.

Operating income - Consolidated operating income for the three and nine month periods ended July 31, 2003 was $18.1 million and $43.1 million, respectively, representing a decrease of $7.0 million, or 28%, and $11.9 million, or 22%, when compared to the same periods last year. Both the Vehicular Products and Building Products segments experienced decreased operating income.

Operating income from the Company’s Vehicular Products segment for the three and nine months ended July 31, 2003, was $9.5 million and $33.7 million, respectively, representing a decrease of $5.3 million, or 36%, and $8.1 million, or 19%, when compared to the same periods last year.  MACSTEEL experienced lower operating income for the three month period ended July 31, 2003, compared to the same prior year period, largely as a result of lower net sales as volume declined.  Higher average selling prices were nearly offset by higher material scrap prices.  For the nine months ended July 31, 2003, MACSTEEL’s operating income was lower than the same prior year period despite higher net sales due to higher material costs, higher energy and other conversion costs, as well as higher depreciation and amortization.  These increased costs were partially offset by lower outside processing costs resulting from recent capital projects.

In addition, within the Vehicular Products segment, Piper Impact and Temroc had lower operating income for the three and nine month periods ended July 31, 2003 compared to the same prior year period.  At Piper, demand for its aluminum and steel airbag components continues to erode more quickly than it can be replaced by new business, which resulted in an operating loss for the quarter and nine month results.  Temroc continues to experience weaker demand as well, compared to the same prior year periods.

Operating income from the Company’s Building Products segment for the three and nine months ended July 31, 2003, was $12.3 million and $20.7 million, respectively, representing a decrease of $2.0 million, or 14%, and $3.7 million, or 15%, when compared to the same periods last year.  The Engineered Products business had higher operating income for the three months ended July 31, 2003 compared to the same prior year period due largely to increased demand from larger door and window customers who suffered through a weak second quarter.  For the nine month period ended July 31, 2003, the operating income was lower than prior year due largely to the severe winter weather in the first half of the year which negatively impacted sales volumes.

At Nichols Aluminum, operating income for both the three and nine month periods ended July 31, 2003 was lower than the same prior year period.  For the three months ended July 31, 2003, the decline was largely a result of lower volumes and higher conversion costs, offset somewhat by improved spreads from a more favorable mix of painted sheet sales and higher average selling prices.  For the nine months ended July 31, 2003, the benefit of higher volumes, slightly higher prices and improved spreads versus the prior year were more than offset by higher energy and outside processing costs and production and quality problems at the Nichols Aluminum Alabama facility. The Alabama finishing plant experienced problems with an upgrade to its paint line.  Painted coil was produced and shipped, but did not fully meet the high quality standards of the Company.  During the second quarter, full process capability was restored, and the Company believes these problems are behind us.  Additionally, the prior year’s three and nine months ended July 31, 2002 included a gain of $1.6 million from a business interruption insurance recovery.

In addition to the two operating segments mentioned above, corporate level operating expenses for the three months ended July 31, 2003, were $3.7 million, representing a decrease of $0.3 million, or 8%, compared to the same prior year period.  Corporate level operating expenses for the nine months ended July 31, 2003, were $11.3 million, representing an increase of $0.1 million, or 1%, compared to the same prior year period.  Included in corporate expenses are the consolidated LIFO inventory adjustments, corporate office expenses and inter-segment eliminations.  Also included for the nine months ended July 31, 2003 was a gain of $0.4 million on the sale of the Piper Utah facility which has not been in operation and was held for sale.  (See Note 4 to the financial statements regarding LIFO valuation method of inventory accounting.)

Selling, general and administrative expense was $12.6 million and $40.2 million, respectively, for the three and nine months ended July 31, 2003 representing a decrease of $1.5 million, or 10%, and $0.3 million, or 1%, when compared to the same periods last year.  For the three months ended July 31, 2003, both operating segments, as well as the corporate office experienced lower expenses compared to the same prior year period.  For the nine months ended July 31, 2003 the Vehicular Products segment experienced lower expenses, however the building products segment had increased expenses largely as a result of severance expenses and consulting costs at Nichols Aluminum and the fact that the nine month period ended July 31, 2003 included the results of COLONIAL CRAFT, which was acquired in February 2002, for the entire period.

Depreciation and amortization - Depreciation and amortization expense  increased $0.4 million and $1.9 million, respectively, for the three and nine month periods ended July 31, 2003 as compared to the same prior year periods.  The increase was largely due to recently completed capital projects at MACSTEEL as well as the acquisition of COLONIAL CRAFT in February 2002.

Interest expense for the three and nine months ended July 31, 2003 was $0.5 million and $2.1 million, respectively, compared to $1.1 million and $9.2 million from the same periods last year.  The decrease in interest expense is due to: 1) the 6.88% convertible subordinated debentures conversion to Company stock and/or redemption in June of 2002, 2) the Company having lower Bank Revolver balances and 3) the Company paying down principal on other interest bearing debt and notes.

Another factor that contributed to the decrease in interest expense was the interest rate swap agreement.  With the execution of the Bank Agreement in November 2002, the interest rate swaps no longer qualified as a hedge.  As a result, the Company discontinued hedge accounting under SFAS 133 on the swaps after the effective date of the Bank Agreement and reclassified the related portion of other comprehensive income to interest expense in the fiscal quarter ended October 31, 2002.  The interest rate swap agreements terminated July 29, 2003.

During the prior year’s nine months ended July 31, 2002, losses related to the swap agreement were reclassified out of other comprehensive income into interest expense as interest payments were made.  This reclassification was completed during the prior fiscal year and did not impact the nine months ended July 31, 2003.  (See Note 11 to the financial statements for further discussion.)

Capitalized interest for the prior year’s three and nine months ended July 31, 2002 was due to the long-term capital expansion programs underway at MACSTEEL at that time.  There were no long-term capital expansion programs underway during the first nine months ended July 31, 2003 and therefore no capitalized interest.

Net income was $13.6 million and $29.8 million for the three and nine month periods ended July 31, 2003, compared to $24.3 million and $40.4 million for the same periods of 2002.  In addition to the items mentioned above, the three and nine month periods ended July 31, 2003 and 2002, respectively, included a non-taxable $2.2 million and $9.0 million retired executive life insurance benefit.  (See Note 3 to the financial statements.)  Additionally, as a result of the redemption of the Company’s subordinated debentures in June 2002, the three and nine months ended July 31, 2002 include a loss of $922 thousand associated with early extinguishment of debt.

Outlook

The Company’s two target markets are vehicular products and building products.  Overall North American light vehicle builds year-to-date are below comparable year-ago levels by 4%.  More important to the Company’s results are the “Big 3” light vehicle builds, which are down 7% for the year, and are expected to be down 10% for the third calendar quarter versus last year.  As a result, Quanex expects MACSTEEL to report modestly lower results in its fiscal fourth quarter compared to a year ago.  Share gains and higher prices are expected to be a plus for MACSTEEL in the quarter but will likely be offset by lower volumes.  Piper Impact is expecting another difficult quarter, and at this time the Company expects the division to report a fourth quarter loss.  Because of dimming prospects to develop major new programs targeting the automotive market in a reasonable timeframe, the Company is revisiting its strategic options for the Piper Impact business.

Within the Building Products segment, the Company expects Nichols Aluminum to post lower volumes and earnings for the fiscal fourth quarter versus a year ago.  Business activity at Engineered Products remains robust and Quanex expects the division to exceed quarterly results from last year.  Housing starts and remodeling expenditures for 2003 are now expected to be essentially flat to last year’s excellent performance.  Based on the factors discussed above, the Company expects its fourth quarter diluted earnings per share to be in the range of $0.70 to $0.85.

Liquidity and Capital Resources

Sources of Funds

The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its secured $200 million Revolving Credit Agreement (“Bank Agreement”).  At July 31, 2003, the Company had $60.0 million borrowed under the Bank Agreement.  This represents a $5.0 million decrease from October 31, 2002 borrowing levels.  There have been no significant changes to the terms of the Company’s debt structure during the three month period ended July 31, 2003.

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

The Company’s working capital (current assets, excluding cash, less current liabilities, excluding current maturities of debt) was $117.3 million at July 31, 2003 compared to $83.1 million at October 31, 2002.  The change in working capital was largely a result of:  a) the $6.4 million receivable from the executive life insurance benefit which is classified in “Other receivables” on the balance sheet, and b) the $9.6 million increase in inventory balances largely at Nichols Aluminum due to higher scrap prices and the seasonally strong summer months.  Also included in the working capital change was the decrease in accrued liabilities, income taxes payable and other current liabilities due to timing of payments on normal trade and other obligations.

Operating Activities

Cash provided by operating activities during the nine months ended July 31, 2003 was $41.9 million compared to $65.5 million for the same nine month period of 2002.  This decrease is largely due to higher working capital requirements compared to the same prior year period as discussed above.

Investment Activities

Net cash used for investment activities during the nine months ended July 31, 2003 was $23.3 million compared to $46.5 million for the same period of 2002.  Investment activities for the nine months ended July 31, 2002 included the acquisition of COLONIAL CRAFT for $17.3 million.  Additionally, capital expenditures decreased from $28.1 million in the nine months ended July 31, 2002 to $22.8 million in the same period of the current year.  This decline was largely due to reduced spending at MACSTEEL, partially offset by increased spending at Nichols Aluminum and Engineered Products.  The Company estimates that fiscal 2003 capital expenditures will be approximately $32 million.  At July 31, 2003, the Company had commitments of approximately $9 million for the purchase or construction of capital assets.  The Company plans to fund these capital expenditures through cash flow from operations.

Financing Activities

Net cash used for financing activities for the nine months ended July 31, 2003 was $26.1 million compared to $47.2 million during the same prior year period.  The Company repaid $5.0 million on the bank revolver and other note payables in the nine months ended July 31, 2003, compared to repaying $66.0 million during the nine months of fiscal 2002.  During the nine months ended July 31, 2003, the Company paid $13.5 million to repurchase 438,600 shares of its common stock.  Additionally, Quanex received $2.8 million in the nine months ended July 31, 2003 for the issuance of common stock ($2.2 million from option exercises).  For the prior year’s nine months ended July 31, 2002, the Company received $30.7 million for the issuance of common stock ($25.6 million from option exercises).

On February 26, 2003, the board of directors of the Company authorized an annual dividend increase of $.04 per common share outstanding, increasing the annual dividend from $.64 to $.68, or $.01 per quarter.  This increase was effective with the Company’s first quarter dividend paid on March 31, 2003 to shareholders of record on March 14, 2003.

Critical Accounting Policies

The preparation of financial statements included in this Quarterly Report on Form 10-Q requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes.  Estimates and assumptions about future events and their effects cannot be perceived with certainty.  Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes.  Actual results could differ from estimates.

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

Risk Management and Derivative Instruments

The Company’s current risk management strategies include the use of derivative instruments to reduce certain risks.  The critical strategies include: (1) the use of commodity futures and options to fix the price of a portion of anticipated future purchases of certain raw materials, including aluminum scrap, and energy to offset the effect of fluctuations in the costs of those commodities, and (2) the use of interest rate swaps to fix the rate of interest on a portion of floating rate debt.  The Company accounts for these derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”.  Some of these derivative instruments qualify for the normal purchase and sale exemption.  Some derivatives have not been designated as “hedges”.  For those derivatives, the gains and losses are realized and recorded in the statement of income as they occur.  Some hedges have been designated as cash flow hedges.  For those cash flow hedges, the effective portion of gains and losses is recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity.  The Company evaluates cash flow hedges each quarter to determine if they are highly effective.  Any ineffectiveness is recorded in the statement of income.  If the anticipated future transactions are no longer expected to occur, the unrealized gains and losses on the related hedge are reclassified to the consolidated statement of income.  (See Note 11 to the financial statements for further explanation.)

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

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. There was no material impact on the Company’s financial position, results of operations, or cash flows as a result of adoption.

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

Interest Rate Risk

The Company holds certain floating-rate obligations.  The exposure of these obligations to increases in short-term interest rates was limited for $100 million of this variable rate debt by interest rate swap agreements entered into by the Company.  These swap agreements effectively fixed the interest rate, thus limiting the potential impact that increasing interest rates would have on earnings.  Under these swap agreements, payments are made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and received on a LIBOR based variable rate.  At October 31, 2002, the fair market value related to the interest rate swap agreements was a loss of $4.0 million.  These swap agreements expired on July 29, 2003 and the final settlement payment was made.  The Company has not entered into any other interest swap agreements and as such is subject to the variability of interest rates on its variable rate debt.

Commodity Price Risk

The Company’s aluminum mill sheet producer, Nichols Aluminum, uses various grades of aluminum scrap as well as prime aluminum ingot as raw materials for its manufacturing process.  The price of this aluminum raw material is subject to fluctuations due to many factors in the aluminum market.  In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers.  In an effort to reduce the risk of fluctuating raw material prices, the Company enters into firm price raw material purchase commitments as well as forward contracts on the London Metal Exchange (“LME”).  The Company’s risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company’s committed sales orders, net of fixed price purchase commitments.

With the use of firm price raw material purchase commitments and LME contracts, the Company aims to protect the gross margins from the effects of changing prices of aluminum.  To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect on the Company.  Where firm price sales commitments are matched with LME contracts, the Company is subject to the ineffectiveness of LME contracts to perfectly hedge raw material prices.  At July 31, 2003, the Company had no open LME futures.

Other than the items mentioned above, there were no other material quantitative or qualitative changes during the nine months of fiscal 2003 in the Company’s market risk sensitive instruments.

Item 4.             Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of Quanex have concluded that the Company’s disclosure controls and procedures (as defined under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

4.4	First Amendment to Security Agreement, dated February 17, 2003, effective November 26, 2002, filed as Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q, dated January 31, 2003.
* 10.1	First Amendment to the Quanex Corporation Employee Savings Plan effective July 1, 2003.
* 10.2	Second Amendment to the Quanex Corporation 401(k) Savings Plan for Hourly Employees effective July 1, 2003.
* 10.3	Third Amendment to the Quanex Corporation Hourly Bargaining Unit Employee Savings Plan effective July 1, 2003.
* 10.4	First Amendment to the Piper Impact 401(k) Plan, effective July 1, 2003.
* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).
* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).
* 32.1	Certification by chief financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification by chief executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

b)                                     Reports on Form 8-K

On August 27, 2003, the Company filed a Current Report on Form 8-K which included a press release reporting its earnings results for the third quarter ended July 31, 2003.  The press release was incorporated by reference as Exhibit 99.1 to that filing.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX CORPORATION

/s/ Terry M. Murphy
Terry M. Murphy
Date: September 4, 2003	Vice President – Finance and Chief
Financial Officer (Principal Financial Officer)

/s/ Ricardo Arredondo
Ricardo Arredondo
Date: September 4, 2003	Vice President – Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS

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

4.4	First Amendment to Security Agreement, dated February 17, 2003, effective November 26, 2002, filed as Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q, dated January 31, 2003.
* 10.1	First Amendment to the Quanex Corporation Employee Savings Plan effective July 1, 2003.
* 10.2	Second Amendment to the Quanex Corporation 401(k) Savings Plan for Hourly Employees effective July 1, 2003.
* 10.3	Third Amendment to the Quanex Corporation Hourly Bargaining Unit Employee Savings Plan effective July 1, 2003.
* 10.4	First Amendment to the Piper Impact 401(k) Plan, effective July 1, 2003.
* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).
* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).
* 32.1	Certification by chief financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification by chief executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.