Form 10-K
period 2003-10-31
QUANEX CORP
filed 2003-12-29
CIK 276889

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2003
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

        The aggregate market value of the voting common equity held by non-affiliates as of April 30, 2003, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $457,577,134. Such calculation assumes only the registrant's officers and directors were affiliates of the registrant.

        At December 12, 2003, there were outstanding 16,526,059 shares of the registrant's Common Stock, $.50 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement, to be filed with the Commission within 120 days of October 31, 2003, for its Annual Meeting of Stockholders to be held on February 26, 2004, are incorporated herein by reference in Items 10, 11, 12, and 13 of Part III of this Annual Report.

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

        The Company's businesses are managed on a decentralized basis. Each operating division has administrative, operating and marketing functions. The Company measures each division's return on investment and seeks to reward superior performance with incentive compensation, which is a significant portion of total compensation for salaried employees. Intercompany sales are conducted on an arms-length basis. Operational activities and policies are managed by corporate officers and key division executives. Also, a small corporate staff provides corporate accounting, financial and treasury management, tax, legal and human resource services to the operating divisions.

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

Business Developments

        In the Company's MACSTEEL operations, rotary centrifugal continuous casters are used with an in-line manufacturing process to produce bearing grade quality, seam-free, engineered carbon and alloy steel bars that enable Quanex to participate in the higher margin portions of its vehicular products market. Since 1990, the Company has invested approximately $300 million to enhance its steel bar manufacturing and refining processes, to improve rolling and finishing capability, and to expand shipping capacity at its MACSTEEL operations to approximately 720,000 tons per year. Phases I through VI of the MACSTEEL expansions have been completed. The Company installed additional equipment at each of the MACSTEEL plants in Jackson, Michigan, and Ft. Smith, Arkansas to increase their bar cutting capability and value-added turning capacity. This project increased MACPLUS engineered steel bar shipping capacity by approximately 50% to 270,000 tons annually with the installation of two additional bar turning and polishing lines, one at the plant in Jackson, which was completed in December of 2001 and the other at the Ft. Smith plant, which was completed in December 2002. MACSTEEL now has a total of six value-added MACPLUS lines. Phase VII of the expansion was announced in February 2003. By allowing for the more efficient processing of small diameter bars, this $10 million capital project will add 20,000 tons to MACSTEEL's current shipping capacity of 720,000 tons once the project is completed mid-2004.

        Beginning in August 2002, the Company signed various agreements with Sanyo Special Steel Company, LTD, covering technology exchanges in the production of free machining lead free steels, advanced production methods and the sharing of manufacturing competencies. These collaborative efforts are intended to position MACSTEEL to more effectively compete among the New American Manufacturers.

        On September 30, 2003, Quanex announced that it had signed a definitive purchase agreement with North Star Steel, a subsidiary of Cargill, Inc., to purchase the net assets of North Star's Monroe, Michigan-based manufacturing facility in a cash transaction. The Company expects to close the transaction in the first quarter of fiscal 2004. This facility is a scrap-based mini-mill producer of special bar quality and engineered steel bars primarily serving the light vehicle and heavy duty truck markets. The facility can produce approximately 500,000 tons annually, in diameters from 0.5625" to 3.52". The acquisition will further enhance MACSTEEL's product offerings and significantly increase annual capacity.

        On November 21, 2003, the Company announced that it had signed a definitive purchase agreement with Kirtland Capital Partners and other stockholders to purchase the stock of TruSeal Technologies, Inc. in a cash transaction. The Company expects to close the transaction in the first quarter of fiscal 2004. TruSeal, headquartered in Beachwood, Ohio, manufactures and markets a full line of patented, flexible insulating glass spacer systems and sealants for wood, vinyl and aluminum windows. The acquisition will compliment Quanex's building products segment by providing its window and door customers a broader range of products.

Manufacturing Processes, Markets, and Product Sales by Business Segment

        Quanex operates 19 manufacturing facilities in 11 states in the United States. These facilities feature efficient plant design and flexible manufacturing processes, enabling the Company to produce a wide variety of custom engineered products and materials for the vehicular products and building products markets. The Company is able to maintain minimal levels of finished goods inventories at most locations because it typically manufactures products upon order to customer specifications.

        The majority of the Company's products are sold into the vehicular products and building products markets, with minimal sales to the industrial machinery and capital equipment markets.

        For financial information regarding each of Quanex's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and Note 12 to the Consolidated Financial Statements. For net sales of the Company by major product lines see Note 12 to the Consolidated Financial Statements. For the years ended October 31, 2003, 2002, and 2001, no one customer accounted for 10% or more of the Company's sales.

Vehicular Products Segment

        The vehicular products segment is comprised of MACSTEEL, NitroSteel, Piper Impact and Temroc Metals. The segment includes engineered steel bar operations, impact-extrusion operations, steel bar and tube heat-treating services, steel bar and tube corrosion and wear resistant finishing services, and aluminum extrusion and fabricated metal products.

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

        MACSTEEL produces various grades of customized, engineered steel bars by melting steel scrap and casting it in a rotary centrifugal continuous caster. MACSTEEL's molten steel is further processed through secondary refining processes that include argon stirring, ladle injection, and vacuum arc degassing prior to casting. These processes enable MACSTEEL to produce higher quality, "cleaner" steel. The Company believes that MACSTEEL is the lowest cost producer of engineered carbon and alloy steel bars in North America. The Company believes that energy costs at MACSTEEL are significantly lower than those of its competitors because its bars are moved directly from the caster to the rolling mill before cooling, reducing the need for costly reheating. MACSTEEL's low unit labor costs are achieved with its highly automated manufacturing process, enabling it to produce finished steel bars using less than two man-hours of labor per ton compared with an estimated industry average of four man-hours per ton for U.S. integrated steel producers.

        MACSTEEL products are custom manufactured primarily for the vehicular product markets serving the passenger car, light truck, sport utility vehicle, heavy truck, anti-friction bearing, off-road and farm equipment industries. These industries use engineered steel bars in critical applications such as camshafts, crankshafts, transmission gears, wheel spindles and hubs, bearing components, steering components, hydraulic mechanisms and seamless tube production. Also, MACSTEEL engineered steel bars are used in the manufacture of components for steel air bag inflators at the Company's Piper Impact plant in New Albany, Mississippi.

        The MACSTEEL division also includes a heat treating plant in Huntington, Indiana ("Heat Treat"). The Heat Treat facility uses custom designed, in-line equipment to provide tube and bar heat-treating and related services, such as quench and temper, stress relieving, normalizing, "cut-to-length", and metallurgical testing. This plant primarily serves customers in the vehicular products and energy markets.

NitroSteel

        NitroSteel, located in Pleasant Prairie, Wisconsin, processes steel bars and tubes using the patented Nitrotec treatment to improve their corrosion and wear resistance properties while providing a more environmentally friendly, non-toxic alternative to chrome plating. NitroSteel's products are made for specific customer applications and are used for fluid power applications primarily in the vehicular products markets.

Piper Impact

        Piper Impact includes two impact-extrusion facilities in New Albany, Mississippi, dedicated to aluminum and steel impact-extruded products.

        Piper Impact is a manufacturer of custom designed, impact extruded aluminum and steel parts for use in vehicular and defense applications, in addition to high-pressure cylinders used in medical and other applications. Piper Impact's operations use impact extrusion technology to produce highly engineered near-net shaped components from aluminum and steel slugs. The pressure resulting from the impact of the extrusion presses causes metal to flow into the desired shape. This cost efficient cold forming of the metal results in a high quality, work-hardened product with a superior finish. Products may be further processed with heat-treating and precision machining. The parts are then delivered to customers' assembly lines, requiring little or no additional processing. Though down from the level of prior years, one customer purchases a majority of Piper's production for use in the manufacture of automotive air bag systems.

Temroc Metals

        Temroc Metals, located in Hamel, Minnesota is an aluminum extruder and fabricator of metal products. The single facility manufactures engineered products that primarily serve the recreational vehicle products market.

Building Products Segment

        The building products segment is comprised of the Engineered Products and Nichols Aluminum divisions. The segment includes four fabricated metal components operations, two wood fenestration product operations, two aluminum sheet casting operations and three stand-alone finishing operations.

Engineered Products

        The Engineered Products division, which includes AMSCO in Rice Lake, Wisconsin, HOMESHIELD, with two plants in Chatsworth, Illinois, and one in Hood River, Oregon, IMPERIAL PRODUCTS in Richmond, Indiana, and COLONIAL CRAFT with locations in Mounds View, Minnesota and Luck, Wisconsin, produces various engineered products for the building products markets. These products include window and patio door screens, window outer frames, residential exterior products, custom wood window grilles and accessories, and a broad line of custom designed, roll-formed aluminum products and stamped aluminum shapes for manufacturers of windows for the home improvement, residential, and light commercial construction markets. AMSCO combines strong product design and development expertise with reliable, just-in-time delivery. HOMESHIELD also coats and/or paints aluminum sheet in many colors, sizes, and finishes, and fabricates aluminum coil into rain carrying systems, soffit, exterior housing trim and roofing products. IMPERIAL PRODUCTS produces sophisticated residential exterior door thresholds, astragals, patio door systems and other miscellaneous door components. COLONIAL CRAFT produces custom hardwood architectural moulding, flooring, and window and door accessories for premium wood window manufacturers.

Nichols Aluminum

        Nichols Aluminum manufactures mill finished and coated aluminum sheet for the building products market and the food packaging market. The division comprises five plants: a thin-slab casting and hot rolling mill ("NAC") located in Davenport, Iowa, three cold rolling and finishing plants located in Davenport, Iowa ("NAD"), Lincolnshire, Illinois ("NAL"), and Decatur, Alabama ("NAA"), and Nichols Aluminum-Golden ("NAG"), a thin-slab casting and hot rolling mill located in Fort Lupton, Colorado.

        NAC's mini-mill uses an in-line casting process that can produce 400 million pounds of reroll (hot-rolled aluminum sheet) annually. The mini-mill converts aluminum scrap to reroll through melting, continuous casting, and in-line hot rolling processes. NAC has shredding and blending capabilities, including two rotary barrel furnaces and a dross recovery system that broaden its sources of raw material, allow it to melt cheaper grades of scrap, and improve raw material yields. Delacquering equipment improves the quality of the raw material before it reaches the primary melt furnaces by burning off combustibles in the scrap. Scrap is blended using computerized processes to most economically achieve the desired molten aluminum alloy composition.

        The Company believes the combination of base capacity increases and technological enhancements, directed at producing higher quality reroll, results in a significant manufacturing advantage with savings derived from reduced raw material costs, optimized scrap utilization, reduced unit energy cost, reduced cold rolling requirements and lower labor costs.

        Further processing of the reroll occurs at NAD, NAL or NAA, where customer specific product requirements can be met through cold rolling to various gauges, annealing for additional mechanical and formability properties, tension leveling to improve the flatness of the sheet, and slitting to specific widths. Product at the NAD and NAA plants can also be custom painted, an important value-added feature for the applications of certain customers in the building products market.

        Operations at NAG include scrap melting and casting aluminum into sheet, cold rolling to specific gauge, annealing, leveling, custom coating and slitting to width. NAG manufactures high quality aluminum sheet from scrap, then finishes the sheet for specialized applications primarily for food packaging markets.

Raw Materials and Supplies

        The Company's MACSTEEL plants purchase their principal raw material, steel scrap or substitutes such as pig iron, beach iron and hot briquetted iron on the open market. Collection and transportation of these raw materials to the Company's plants can be adversely affected by extreme weather conditions. Prices for scrap also vary in relation to the general business cycle and global demand.

        Temroc Metal's raw material consists primarily of aluminum billet, which it purchases from several suppliers on the open market.

        Piper Impact's raw material consists of aluminum bars and slugs that it purchases on the open market, and steel bars that it purchases from MACSTEEL.

        AMSCO and HOMESHIELD's primary raw material is coated and uncoated aluminum sheet purchased primarily from Nichols Aluminum. Raw materials utilized at IMPERIAL PRODUCTS include aluminum, wood and vinyl that are available from a number of suppliers. Prices for aluminum are typically set monthly based upon market rates. In addition, IMPERIAL PRODUCTS utilizes two types of wood materials—hardwood and softwood, which it purchases at market prices.

        COLONIAL CRAFT's primary raw material is hardwood and softwood lumber. This is purchased from sawmills and lumber concentration yards throughout North America at market prices.

        Nichols Aluminum's principal raw material is aluminum scrap purchased on the open market, where availability and delivery can be adversely affected by extreme weather conditions. Nichols purchases and sells aluminum ingot futures contracts on the London Metal Exchange to hedge against fluctuations in the price of the aluminum scrap required to manufacture products for its fixed-price sales contracts.

Backlog

        At October 31, 2003, Quanex's backlog of orders to be shipped in the next twelve months was approximately $218 million. This compares to approximately $240 million at October 31, 2002. Because many of the markets in which Quanex operates have short lead times, the Company does not believe that backlog figures are reliable indicators of annual sales volume or operating results.

Competition

        The Company's products are sold under highly competitive conditions. Quanex competes with a number of companies, some of which have greater financial resources. Competitive factors include product quality, price, delivery, and the ability to manufacture to customer specifications. The amounts of engineered steel bars, aluminum mill sheet products, engineered products and impact extruded products manufactured by the Company represent a small percentage of annual domestic production.

        MACSTEEL competes with several large integrated and non-integrated steel producers. Although these producers may be larger and have greater resources than the Company, Quanex believes that the technology used at MACSTEEL facilities permits it to compete effectively in the markets it serves.

        Piper Impact competes with several other impact extrusion companies, and companies that offer other technologies that can provide similar products, on the basis of design, quality, price and service. Temroc Metals competes largely with other small aluminum extrusion and machining facilities.

        Engineered Products competes with many small and midsize metal and wood fabricators and wood moulding facilities, primarily on the basis of custom engineering, product development, quality, service and price. The division also competes with in-house operations of vertically integrated fenestration (door and window) original equipment manufacturers ("OEM"s).

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

Sales and Distribution

        The Company has sales organizations with sales representatives in many parts of the United States. MACSTEEL sells engineered steel bars primarily to tier-one or tier-two suppliers through its direct sales organization and a limited number of manufacturers' representatives. Piper Impact and Temroc Metals sell directly to OEMs. The Engineered Products division's products are sold primarily to OEMs, except for some residential building products, which are sold through distributors. Nichols Aluminum products are sold directly to OEMs and through distributors.

Seasonal Nature of Business

        Sales for Engineered Products and Nichols Aluminum are seasonal. The primary markets for these divisions are in the Northeast and Midwest regions of the United States, where winter weather typically reduces homebuilding and home improvement activity. These divisions typically experience their lowest sales during the Company's first fiscal quarter. Profits tend to be lower in quarters with lower sales because a high percentage of their manufacturing overhead and operating expense is due to labor and other costs that are generally semi-variable throughout the year.

        Sales for the other businesses in which the Company competes are generally not seasonal. However, due to the number of holidays in the Company's first fiscal quarter, sales have historically been lower in this period as some customers reduce production schedules. As a result of reduced production days, combined with the effects of seasonality, the Company generally expects that, absent unusual activity, its lowest sales will occur in the first fiscal quarter.

Service Marks, Trademarks, Trade Names, and Patents

        The Company's Quanex, Quanex design, Seam-Free design, NitroSteel, MACGOLD, MACSTEEL, MACSTEEL design, MACPLUS, Ultra-Bar, Homeshield, Homeshield design, and "The Best Alloy & Specialty Bars" marks are registered trademarks or service marks. The Company's Piper Impact name is used as a service mark, but is not yet registered in the United States. The trade name Nichols-Homeshield and the Homeshield design trademarks are used in connection with the sale of the Company's aluminum mill sheet products and residential building products. The Homeshield, Piper Impact, Colonial Craft, MACSTEEL and Quanex word and design marks and associated trade names are considered valuable in the conduct of the Company's business. The businesses conducted by the Company generally do not depend upon patent protection. Although the Company holds numerous patents, in many cases, the proprietary technology that the Company has developed for using the patents is more important than the patents themselves.

Research and Development

        Expenditures for research and development of new products or services during the last three years were not significant. Although not technically defined as research and development, a significant amount of time, effort and expense is devoted to (a) custom engineering which qualifies the Company's products for specific customer applications, and to (b) developing superior, proprietary process technology.

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

        Total remediation reserves, at October 31, 2003, for Quanex's current plants, former operating locations, and disposal facilities were approximately $16.8 million. Of that, approximately 80% is allocated to the cleanup of historical soil and groundwater contamination and other corrective measures at the Piper Impact division in New Albany, Mississippi. Depending upon such factors as the nature and extent of contamination, the cleanup technologies employed, and regulatory concurrences, final remediation costs may be more or less than amounts accrued; however, management believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities.

        Environmental agencies continue to develop regulations implementing the Federal Clean Air Act. Depending on the nature of the regulations adopted, Quanex may be required to incur additional capital and other expenditures sometime in the next several years for air pollution control equipment, to maintain or obtain operating permits and approvals, and to address other air emission-related issues. In fiscal 2004, the Company plans to have capital expenditures for equipment upgrades in order to comply with secondary aluminum production emissions standards at two of its Nichols Aluminum facilities. Based upon its analysis and experience to date, Quanex does not believe that its compliance with Clean Air Act requirements will have a material adverse effect on its operations or financial condition.

        Quanex incurred expenses of approximately $3.5 million and $4 million during fiscal 2003 and 2002, respectively, in order to comply with existing environmental regulations. For 2004, the Company estimates expenses at its facilities (excluding pending acquisitions) will be approximately $3.7 million for continuing environmental compliance. In addition, capital expenditures for compliance with existing or proposed environmental regulations were approximately $1.7 million and $1.5 million during fiscal 2003 and 2002, respectively. For fiscal 2004, the Company estimates that capital expenditures for environmental compliance will be approximately $1.5 million, which includes amounts for upgrades related to the coating systems emission compliance standards at two of its Nichols Aluminum facilities. Future expenditures relating to environmental matters will necessarily depend upon the application to

Quanex and its facilities of future regulations and government decisions. Quanex will continue to have expenditures in connection with environmental matters beyond 2004, but it is not possible at this time to reasonably estimate the amount of those expenditures.

Employees

        At October 31, 2003, the Company employed 3,153 persons. Of the total employed, 33% were covered by collective bargaining agreements. A five-year collective bargaining agreement for Temroc Metals was ratified by the United Automobile Workers International Union of America in February, 2002. A five year collective bargaining agreement for Nichols Aluminum Casting and Nichols Aluminum Davenport was ratified by the International Brotherhood of Teamsters in November 2002. A five year collective bargaining agreement for MACSTEEL Arkansas was ratified by the United Steel Workers of America in February 2003. Nichols Aluminum Lincolnshire's collective bargaining agreement expires January 12, 2004 and negotiations for the renewal of that agreement are already underway. MACSTEEL Michigan's collective bargaining agreement expires February 29, 2004 and negotiations for the renewal of that agreement will begin in January.

Financial Information about Foreign and Domestic Operations

        For financial information on the Company's foreign and domestic operations, see Note 12 of the Financial Statements contained in this Annual Report on Form 10-K.

Website

        The Company's required Securities Exchange Act filings such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are accessible free of charge on its website at www.quanex.com.

Item 2.    Properties

        The following table lists Quanex's principal properties together with their locations, general character and the industry segment which uses the facility. Listed facilities are owned by the Company, unless indicated otherwise. (See Item 1, "Business", for discussion of capacity of various facilities.)

Location	Plant/Office	Square Footage
Vehicular Products Segment
Fort Smith, Arkansas	MACSTEEL	614,000
Jackson, Michigan	MACSTEEL	386,000
Huntington, Indiana	Heat Treating	99,821
Pleasant Prairie, Wisconsin	NitroSteel	35,000
New Albany, Mississippi	Piper Impact (two plants)	683,000
Hamel, Minnesota	Temroc Metals	240,000
Building Products Segment
Lincolnshire, Illinois	Nichols Aluminum Lincolnshire	142,000
Davenport, Iowa	Nichols Aluminum Davenport	236,000
Davenport, Iowa	Nichols Aluminum Casting	300,000
Fort Lupton, Colorado	Nichols Aluminum Golden	240,400
Rice Lake, Wisconsin	AMSCO	336,000
Chatsworth, Illinois	HOMESHIELD (two plants)	218,000
Hood River, Oregon	HOMESHIELD	37,000
Richmond, Indiana	IMPERIAL PRODUCTS	92,000
Luck, Wisconsin	COLONIAL CRAFT	105,000
Mounds View, Minnesota Leased (expires 2008)	COLONIAL CRAFT	125,000
Decatur, Alabama Leased (leases expiring 2004, 2005 and 2018)	Nichols Aluminum Alabama	410,000
Executive Offices
Houston, Texas Leased (expires 2010)	Quanex Corporation	21,000

Item 3.    Legal Proceedings

        The Company believes there are no material legal proceedings to which Quanex, its subsidiaries, or their property is subject. See Note 18 to the Consolidated Financial Statements.

Item 4.    Submission of Matters to Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        Quanex's common stock, $.50 par value, is traded on the New York Stock Exchange, under the ticker symbol: NX. Quarterly stock price information and annual dividend information for the common stock is as follows:

Quarterly Common Stock Dividends

Quarter Ended	2003	2002	2001
January	$.17	$.16	.$	16
April	.17	.16		.16
July	.17	.16		.16
October	.17	.16		.16

Total	$.68	$.64		$.64

Quarterly Common Stock Sales Price (High & Low)

Quarter Ended	2003	2002	2001
January	$37.55	$29.64	$21.00
	29.12	25.71	16.38
April	33.49	38.35	21.15
	27.93	28.63	17.35
July	33.49	44.19	27.55
	28.59	31.01	20.70
October	40.60	40.55	27.48
	29.94	33.18	20.75

        The terms of Quanex's revolving credit agreement does not specifically limit the total amount of dividends and other distribution on its stock. However, the covenant to maintain a certain fixed charge coverage ratio indirectly impacts the Company's ability to pay dividends(1). As of October 31, 2003, the aggregate amount available for dividends under the credit facility was approximately $43 million.

(1)
The fixed charge component of the ratio is comprised of consolidated interest expense, principal payments due on consolidated debt and dividends declared. Increasing the dividend impacts the fixed charge coverage ratio and thus indirectly limits the amount of dividends that could be declared and satisfy the covenant.

        There were 4,754 holders of Quanex common stock (excluding individual participants in securities positions listings) on record as of November 30, 2003.

        The following table summarizes as of October 31, 2003, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	768,970	$25	1,309,343
Equity compensation plans not approved by security holders(1)	213,660	28	39,290

Total	982,630	$26	1,348,633

(1)
The Quanex Corporation 1997 Key Employee Stock Plan was approved by the Company's Board of Directors in October 1997. This plan provides for the granting of stock options to eligible persons employed by the Company who are not executive officers of the Company. Under the plan, the total number of stock options which may be granted is 400,000 shares. Stock options may be granted at not less than the fair market value (as defined in the plan) on the date the options are granted and generally become exercisable after one year in one-third annual increments. The options expire ten years after the date of grant. The Board of Directors may amend, terminate or suspend the plan at any time.

Item 6.    Selected Financial Data

Glossary of Terms

        The exact definitions of commonly used financial terms and ratios vary somewhat among different companies and investment analysts. The following list gives the definition of certain financial terms that are used in this report:

        Asset turnover:    Net sales divided by average total assets.

        Book value per common share:    Stockholders' equity less the stated value of preferred stock divided by the number of common shares outstanding.

        Current ratio:    Current assets divided by current liabilities.

        Return on common stockholders' equity:    Net income attributable to common stockholders divided by average common stockholders' equity.

        Return on investment:    The sum of net income and the after-tax effect of interest expense less capitalized interest divided by the sum of the averages for short and long-term debt and stockholders' equity.

        Working Capital:    Current assets less current liabilities.

Financial Summary 1999-2003

	Fiscal years ended October 31,
	2003		2002	2001	2000		1999
	(thousands, except per share data)
Revenues and Earnings
Net sales(2)	$1,031,215		$994,387	$924,353	$964,518		$834,902
Cost of sales including operating depreciation and amortization	912,534		855,177	809,027	841,047		706,607

Gross profit	118,681		139,210	115,326	123,471		128,295
Piper Impact Asset Impairment Charge	—		—	—	56,300	(1)	—
Loss on sale of Piper Impact Europe	—		—	—	14,280	(1)	—
Other depreciation and amortization	1,314		1,502	3,808	3,308		3,434
Selling, general and administrative expenses	53,572		54,408	54,202	53,545		53,104

Operating income (loss)	63,795		83,300	57,316	(3,962)		71,757
Percent of net sales(2)	6.2%		8.4%	6.2%	(0.4)%		8.6%
Retired executive life insurance benefit(3)	2,152		9,020	—	—		—
Other income—net	2,393	(4)	2,227	3,195	2,420		2,021
Interest expense—net	2,517		12,933	14,889	13,314		12,791

Income (loss) before income taxes	65,823		81,614	45,622	(14,856)		60,987
Income tax expense (benefit)	22,936		26,132	16,428	(5,191)		21,271

Net income (loss)	$42,887		$55,482	$29,194	$(9,665)		$39,716
Percent of net sales(2)	4.2	%(4)	5.6%	3.2%	(1.0	)%(1)	4.8%
Per Share Data
Basic Earnings (loss)	$2.65	(4)	$3.74	$2.18	$(0.70	)(1)	$2.79
Diluted Earnings (loss)	$2.62		$3.52	$2.07	$(0.70)		$2.59
Cash dividends declared	$0.68		$0.64	$0.64	$0.64		$0.64
Book value	$27.52		$25.67	$20.88	$19.90		$21.24
Market closing price range:
High	$40.60		$44.15	$27.38	$26.56		$28.94
Low	$27.93		$25.89	$17.00	$14.38		$15.50
Average shares outstanding (thousands)	16,154		14,823	13,399	13,727		14,234

Financial Summary 1999-2003 (continued)

	Fiscal years ended October 31,
	2003	2002	2001	2000		1999
	(thousands, except Other Data)
Financial Position—Year End
Working capital	$92,783	$100,997	$102,288	$104,944		$76,247
Property, plant and equipment—net	335,904	353,132	357,635	338,248		406,841
Total assets	665,863	689,140	697,631	645,859		690,446
Noncurrent deferred income taxes	$34,895	$29,210	$29,282	$27,620		$43,910
Total debt	19,770	75,565	220,028	191,913		189,666
Stockholders' equity	445,159	421,395	279,977	266,497		301,061
Total capitalization	464,929	496,960	500,005	458,410		490,727
Cash provided by operating activities	$102,840	$81,111	$84,950	$77,870		$77,688
Depreciation and amortization	46,415	43,987	43,910	48,445		45,883
Capital expenditures	28,888	34,513	55,640	42,355		60,934
Backlog for shipment in next 12 months	218,000	240,000	165,000	157,830		164,128
Other Data
Total debt percent of capitalization	4.3	15.2	44.0	41.9		38.7
Asset turnover(2)	1.5	1.4	1.4	1.4		1.2
Current ratio	1.7 to 1	1.7 to 1	1.8 to 1	1.8 to 1		1.6 to 1
Return on investment-percent	9.3	12.8	8.1	(0.2	)(1)	10.0
Return on common stockholders' equity-percent	9.9	15.8	10.7	(3.4	)(1)	13.9
Number of stockholders	4,780	5,030	5,313	5,697		5,113
Average number of employees	3,295	3,378	3,340	3,361		3,393
Sales (thousands) per employee(2)	$313	$294	$277	$287		$246

(1)
Includes effects in fiscal 2000 of Piper Impact's $56.3 million (pretax) asset impairment charge in accordance with SFAS No. 121 and/or the $14.3 million (pretax) loss on sale of Piper Impact Europe, net of gain on related range forward foreign currency agreement.

(2)
Beginning in fiscal 2001, freight costs are no longer netted against sales; they are included in cost of sales. Prior year's net sales and sales ratios have been restated to conform to this presentation.

(3)
Represents the excess of life insurance proceeds over (a) the cash surrender value and (b) liabilities to beneficiaries of deceased executives, on whom the Company held life insurance policies.

(4)
Includes effects in fiscal 2003 of $0.4 million gain on sale of Piper, Utah property.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and the accompanying notes.

Private Securities Litigation Reform Act

        Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" are "forward-looking" statements as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words "expect," "believe," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address future operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to volume, sales, operating income and earnings per share, and statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present projections or expectations. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

        Factors exist that could cause the Company's actual results to differ materially from the expected results described in or underlying our Company's forward-looking statements. Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, the rate of change in prices for steel and aluminum scrap, energy costs, interest rates, construction delays, market conditions, particularly in the vehicular, home building and remodeling markets, any material changes in purchases by the Company's principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company's successful implementation of its internal operating plans, acquisition strategies and integration, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved. All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

Results of Operations

Overview

Summary Information as % of Sales

	Fiscal Year Ended October 31,
	2003		2002		2001
	Dollar Amount	% of Sales	Dollar Amount	% of Sales	Dollar Amount	% of Sales
	(Dollars in millions)
Net Sales	$1,031.2	100%	$994.4	100%	$924.3	100%
Cost of Sales	867.8	84	813.0	82	769.3	83
Selling, general and admin.	53.6	5	54.4	6	54.2	6
Depreciation and amortization	46.1	5	43.7	4	43.5	5

Operating Income	63.7	6%	83.3	8%	57.3	6%
Interest Expense	(2.5)	0	(14.8)	(1)	(16.6)	(1)
Capitalized Interest	—	0	1.9	0	1.7	0
Retired executive life insurance benefit	2.2	0	9.0	1	—	0
Other, net	2.4	0	2.2	0	3.2	0
Income tax expense	(22.9)	(2)	(26.1)	(2)	(16.4)	(2)

Net income	$42.9	4%	$55.5	6%	$29.2	3%

        The Company achieved record level net sales in fiscal 2003 and demonstrated its ability to generate healthy results notwithstanding the somewhat weak broad-based economic climate. The reduction in total debt to $19.8 million at the end of fiscal 2003 from $75.6 million in fiscal 2002 produced an equally significant reduction in interest expense. Interest expense was $2.5 million in 2003 compared to $14.8 million in 2002. The Company also ended the year with a strong balance sheet as the total debt to capitalization ratio was 4.3% at October 31, 2003, which is a decrease from 15.2% as of October 31, 2002.

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

        The vehicular products segment is comprised of MACSTEEL, Piper Impact and Temroc. The segment's main driver is North American light vehicle builds and to a lesser extent, heavy duty truck builds. The building products segment is comprised of Engineered Products and Nichols Aluminum. The main drivers of this segment are residential housing starts and remodeling expenditures.

        The following table sets forth selected operating data for the Company's two business segments:

	Years Ended October 31,
	2003	2002	2001
	(In thousands)
Vehicular Products:(1)
Net sales	$468,506	$459,531	$439,307
Operating income	48,208	57,606	47,466
Depreciation and amortization	29,573	27,849	25,905
Identifiable assets	$350,767	$363,559	$362,442
Building Products:(2)
Net sales	$562,709	$534,856	$485,046
Operating income	35,648	37,985	23,662
Depreciation and amortization	16,152	15,492	17,061
Identifiable assets	$278,629	$283,475	$269,387

(1)
Fiscal 2003, 2002 and 2001 results include Temroc operations, acquired November 30, 2000. See Note 2 to the consolidated financial statements.

(2)
Fiscal 2003 and 2002 results include Colonial Craft operations, acquired February 12, 2002. See Note 2 to the consolidated financial statements.

        Within the vehicular products segment automotive builds continued to drive demand, exceeding 16 million annualized units for fiscal 2003. While the pace was not record setting, MACSTEEL's capacity utilization rates were higher than experienced in fiscal 2002. MACSTEEL's strongest market presence is with the "Big 3" automakers, where builds were down for fiscal 2003. MACSTEEL continues to work with the New American Manufacturers ("NAMs"), or non "Big 3" automakers, on domestic part sourcing and the Company's business with them is growing. Qualification efforts with the NAMs require time consuming evaluation periods. Beginning in August 2002, the Company has signed various agreements with Sanyo Special Steel Company, LTD, covering technology exchanges in the production of free-machining lead-free steels, advanced production methods and the sharing of manufacturing competencies. These collaborative efforts are intended to position MACSTEEL to more effectively compete among the NAMs.

        At Piper Impact, sales were down for fiscal 2003 compared to the previous fiscal year, with the largest drop in business coming from a reduction in airbag component sales. While recognizing this erosion in demand for aluminum and steel airbag components, Piper Impact has developed new outlets for its capacity, and has experienced significant growth in the high-pressure cylinder markets. However, this growth has not been fast enough to replace airbag component sales. Piper Impact continues to lose money on many of its traditional product lines.

        Within the building products segment residential housing starts and remodeling expenditures remained brisk, allowing Engineered Products and Nichols Aluminum to post a combined 5% increase in net sales over the prior fiscal year. However, the segment's operating income declined by 6% for fiscal 2003, primarily as a result of increased aluminum scrap prices absorbed by Nichols Aluminum.

        The Company continues to see strong demand for its door and window components. Housing starts for the month of October 2003 were nearly 2 million units, on a seasonally adjusted annual basis. With demand for new residential homes at record levels, we expect customer activity to remain at high levels dampened only by inclement winter weather conditions in the Northeast and Midwest regions of the United States.

Outlook

        Operating results for the Company's vehicular products segment are tied to North American light vehicle builds and heavy duty truck builds. For calendar 2004, the Company expects light vehicle builds to be at or slightly above the 2003 level. A concern to the Company continues to be the loss of market share by the "Big 3" to the NAMs. While MACSTEEL sells steel bar products to the NAMs and continues to make inroads with them, MACSTEEL remains closely linked to the "Big 3". Heavy duty truck builds, which have been at cyclical lows for several years, are expected to recover in calendar 2004 with builds expected to top 200,000 units, up from the 175,000 units estimated to be built in 2003.

        Operating results for the Company's building products segment are tied to U.S. housing starts and remodeling activity. For calendar 2004, the Company expects housing starts to drop about 5% from 2003's very strong level. Quanex expects remodeling expenditures to remain at robust levels for calendar 2004.

        The Company's primary raw materials are steel and aluminum scrap, which supplies our MACSTEEL and Nichols Aluminum businesses. Throughout fiscal 2003, steel scrap prices rose approximately 20% and aluminum scrap prices rose approximately 8%. The Company expects higher scrap prices at least through the first half of fiscal 2004. Over time, MACSTEEL recovers the majority of these cost increases through the use of scrap surcharges, but it does experience quarterly margin compression as the surcharge is based on a three month trailing index. Nichols Aluminum has no such surcharge and it attempts to cover rising scrap costs through a higher selling price.

        Quanex's first fiscal quarter (November, December and January) is historically the Company's least profitable as there are fewer production days due to the holidays, customer managed year-end inventories and reduced building activity during the winter. The Company expects fiscal first quarter volumes at MACSTEEL to be essentially flat to the year ago quarter, but operating income is expected to be down as they absorb last quarter's sharp increase in scrap costs. Operating income at Engineered Products is expected to be down compared to their excellent year ago results. Volume at Nichols Aluminum is expected to be up somewhat from a year ago, however, operating income is expected to be flat as they continue to absorb higher raw material costs in the absence of sales price relief. Taken together, Quanex expects its first quarter diluted earnings per share to be lower compared to the same period a year ago.

        The Company's outlook is based on "same store sales" and excludes any potential benefits that may accrue from its acquisitions of the North Star Steel Monroe facility and TruSeal Technologies. Although the Company expects minimal contributions to earnings from pending acquisitions in its first quarter, Quanex does expect a considerable earnings contribution for the full year.

2003 Compared to 2002

        Net Sales—Consolidated net sales for fiscal 2003 were $1,031.2 million representing an increase of $36.8 million, or 3.7%, when compared to consolidated net sales for fiscal 2002. Both the vehicular and building products segments experienced increased net sales.

        Net sales from the Company's vehicular products segment for fiscal 2003 were $468.5 million representing an increase of $9 million, or 2%, when compared to the prior year due to increases at MACSTEEL, offset somewhat by lower net sales at both Piper and Temroc. MACSTEEL's net sales increase was due to a 5% increase in prices and a 2% increase in shipments. Piper experienced lower net sales as aluminum airbag component sales declined from its prior year levels. This decline was only partially offset by sales of new products; however, growth from new products has not been fast enough to replace airbag component sales.

        Net sales from the Company's building products segment for fiscal 2003 were $562.7 million, representing an increase of $27.9 million, or 5%, when compared to fiscal 2002. Engineered Products' net sales increase was due primarily to three additional months of sales from COLONIAL CRAFT which was acquired in February 2002. Excluding Colonial Craft, combined net sales for the other engineered products business units were down slightly versus prior year due to the harsh winter weather in the first half of 2003. Nichols Aluminum's net sales increased 5% from the prior year, primarily due to slightly higher average selling prices.

        Operating income—Consolidated operating income for fiscal 2003 was $63.8 million, a decrease of $19.5 million, or 23%, when compared to last year. Both the vehicular and building products segments experienced decreased operating income.

        Operating income from the Company's vehicular products segment for fiscal 2003 was $48.2 million, representing a decrease of $9.4 million, or 16%, when compared to last year. This decrease was due to lower operating income at MACSTEEL, Piper and Temroc compared to the prior year's results. Although MACSTEEL experienced higher net sales and improved conversion costs, they were more than offset by the impact of approximately 20% higher scrap steel prices. Piper and Temroc had lower operating income for the periods due largely to lower net sales. Depreciation expense for the vehicular products segment was higher with the completion of MACSTEEL capital projects.

        Operating income from the Company's building products segment for fiscal year 2003 was $35.6 million, representing a decrease of $2.3 million, or 6%, when compared to the prior year. This decrease was a result of lower operating income at Nichols Aluminum partially offset by improved results at Engineered Products. Engineered Products benefited from a full year's results for COLONIAL CRAFT which was acquired in February 2002, partially offset by lower sales volumes due to harsh winter weather in the first half of 2003. The lower results for Nichols Aluminum were due to higher aluminum scrap, energy and outside processing costs and production and quality problems at the Alabama facility, which more than offset the higher volumes and prices.

        Corporate level operating expenses for fiscal 2003 increased approximately $7.8 million primarily as a result of a $6.1 million LIFO inventory reserve adjustment. Corporate and other expenses are reported outside of the two operating segments. Included in corporate and other are the consolidated LIFO inventory reserve adjustments, corporate office expenses and inter-segment eliminations.

        Selling, general and administrative expense was $53.6 million for fiscal 2003, representing an increase of $0.8 million, or 2%, when compared to last year. The increase results primarily from including a full year's results from Colonial Craft which was acquired in February 2002.

        Depreciation and amortization—Depreciation and amortization expense increased $2.4 million in fiscal 2003 as compared to the prior year. Most of the increase came from the vehicular products segment due largely to recently completed capital projects at MACSTEEL.

        Interest expense for fiscal 2003 was $2.5 million compared to $14.8 million last year. The decrease in interest expense is due to: (a) lower bank revolver balances, (b) conversion of the 6.88% convertible subordinated debentures to Company stock in June of 2002, (c) redemption of subordinated debentures, and (d) the Company paying down principal on other interest bearing debt and notes.

        Another factor that contributed to the decrease in interest expense was the interest rate swap agreement which was terminated on July 29, 2003. With the execution of the Bank Agreement in November 2002 (see "Debt Structure and Activity" below), the interest rate swaps no longer qualified as a hedge. As a result, the Company discontinued hedge accounting under SFAS No. 133 on the swaps after the effective date of the Bank Agreement and reclassified the related portion of other comprehensive income to interest expense in the fiscal quarter ended October 31, 2002. In fiscal 2002, losses related to the swap agreement were reclassified out of other comprehensive income into interest expense as interest payments were made. This reclassification did not impact fiscal 2003.

        Capitalized interest was zero for fiscal 2003 compared to $1.9 million for 2002. The capitalized interest in 2002 was due to the long-term capital expansion programs that were underway at MACSTEEL. These capital projects have been completed and the capitalization of interest ceased after the third fiscal quarter of 2002. Interest capitalization for the ongoing Phase VII at MACSTEEL is expected to be insignificant.

        Other, net increased $0.2 million from fiscal 2002. Fiscal 2002 included a loss of $0.9 million associated with early extinguishment of debt as a result of the redemption of the Company's subordinated debentures in June 2002. Also included in other, net is investment income and the amortization of debt issuance costs.

        Net income was $42.9 million for fiscal 2003 compared to $55.5 million for fiscal 2002. In addition to the factors mentioned above, fiscal 2003 and 2002 included a non-taxable $2.2 million and $9.0 million benefit from retired executive life insurance claims, respectively.

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

        Operating income—Consolidated operating income for fiscal 2002 was $83.3 million, representing an increase of $26.0 million, or 45%, when compared to 2001. Both the vehicular and building products segments experienced increased operating income.

        Operating income from the Company's vehicular products segment for fiscal 2002 was $57.6 million, representing an increase of $10.1 million, or 21%, when compared to 2001. This increase was due to higher operating income at MACSTEEL compared to the prior year's results, partially offset by lower operating income at Piper and Temroc. The higher net sales volume combined with productivity gains and lower conversion costs at MACSTEEL more than offset the impact of lower spreads between selling prices and scrap prices. Piper and Temroc had lower operating income for the periods due largely to lower net sales and volume. Depreciation expense for the vehicular products segment was higher with the completion of MACSTEEL capital projects.

        Also contributing to the improvement in the vehicular products segment is the elimination of goodwill amortization in accordance with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective the beginning of fiscal 2002. The vehicular products segment had goodwill amortization of approximately $500 thousand in the prior year ended October 31, 2001.

        Operating income from the Company's building products segment for fiscal year 2002 was $38.0 million, representing an increase of $14.3 million, or 61%, when compared to the prior year. This increase was a result of record operating income at Engineered Products, as well as improved results at Nichols Aluminum. Engineered Products benefited from the acquisition of COLONIAL CRAFT in February 2002; however it achieved record operating income levels without COLONIAL CRAFT's contribution due largely to strong demand for its products, productivity improvements and new product development and cost reduction efforts. Nichols Aluminum also had increased operating income. This increase was largely a result of increased volume and cost reduction initiatives, as well as a $1.6 million business interruption insurance recovery collected during the year. Although spreads between selling price and raw material costs improved during the second half of the year, as compared to the same prior year period, for the year ended October 31, 2002, margins were lower as scrap prices rose more quickly than Nichol's ability to raise selling prices.

        Also contributing to the improvement in the building products segment is the elimination of goodwill amortization in accordance with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective the beginning of fiscal 2002. The building products segment had goodwill amortization of approximately $1.8 million in the prior year ending October 31, 2001.

        Corporate level operating expenses for fiscal 2002 decreased approximately $1.5 million versus 2001. Corporate and Other expenses are reported outside of the two operating segments (See Note 12 to the Consolidated Financial Statements). Included in Corporate and Other are the consolidated inventory LIFO adjustments, corporate office expenses and inter-segment eliminations.

        Selling, general and administrative expense was $54.4 million for fiscal 2002, representing an increase of $206 thousand, less than 1%, when compared to the prior year. This increase results primarily from the acquisition of COLONIAL in February 2002.

        Depreciation and amortization—Depreciation and amortization expense (excluding goodwill amortization) increased $2.5 million in fiscal 2002 as compared to the prior year. Most of the increase came from the vehicular products segment due largely to recently completed capital projects at MACSTEEL.

        Effective November 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is no longer amortized. Accordingly, goodwill amortization, on a consolidated basis, was zero for 2002 and $2.3 million for the year ended October 31, 2001. (See Note 4 to the Consolidated Financial Statements for further information.)

        Interest expense for fiscal 2002 was $14.8 million compared to $16.6 million in fiscal 2001. The decrease in interest expense was due largely to the Company's outstanding debt balance substantially decreasing year over year as 1) the 6.88% convertible subordinated debentures were converted to Company stock or redeemed in June of 2002 and 2) the Company paid down its bank revolver and other interest bearing debt and notes. See Note 10 to the Consolidated Financial Statements for further information.

        Another factor affecting interest expense was the discontinuance of hedge accounting under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for the interest swap agreements. Based on future cash flow projections that were prepared during the second fiscal quarter ended April 30, 2002, it was determined there was a high likelihood the Company would pay down its variable rate debt under the Bank Agreement Revolver to approximately $65 million by the end of fiscal 2002. Based on these projections, a portion of the future projected cash flow being hedged (interest payments) would not occur. Therefore, during the period ended April 30, 2002, the Company discontinued hedge accounting under SFAS 133 for $35 million of the interest swap agreement and reclassified the related portion of other comprehensive income, a loss of $1.3 million, to interest expense. Additionally, during the fourth fiscal quarter ended October 31, 2002, the timing of the finalization of the new bank agreement was determined. Since the swaps were designated as hedges of the Bank Agreement Revolver, which was expected to terminate upon completion of the new bank agreement, the swap no longer qualified as a hedge, as those specific forecasted transactions would not occur (future interest payments). As a result, the Company discontinued hedge accounting under SFAS No. 133 on the swaps based on the projected new bank agreement date and reclassified the related portion of other comprehensive income, a loss of $2.1 million, to interest expense. The Company terminated the $100 million swap agreement on July 29, 2003 and therefore no longer reflected it on the balance sheet effective after this date.

        Capitalized interest increased $213 thousand for fiscal 2002 compared to 2001. The entire amount of capitalized interest was due to the long-term capital expansion programs that were underway at MACSTEEL. These capital projects have been completed and the capitalization of interest ceased after the third fiscal quarter of 2002.

        Other, net decreased $968 thousand from fiscal 2001 to 2002. As a result of the redemption of the subordinated debentures, a loss of $922 thousand was recognized during fiscal 2002 due to the early extinguishment of debt. This loss resulted from the write-off of the remaining debt issuance costs associated with the subordinated debentures, as well as the .688% premium paid on the $1.3 million of debentures which were redeemed. Fiscal 2001 included a $573 thousand gain on the early extinguishment of debt. In accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which was adopted by the Company in the period ended July 31, 2002, these early extinguishment of debt items were classified as ordinary instead of extraordinary items, net of tax. Also included in other, net was investment income and the amortization of debt issuance costs.

        Net income was $55.5 million for fiscal 2002 compared to $29.2 million for fiscal 2001. In addition to the factors mentioned above, fiscal 2002 included a non-taxable $9.0 million retired executive life insurance benefit which did not occur in 2001.

Liquidity and Capital Resources

Sources of Funds

        The Company's principal sources of funds are cash on hand, cash flow from operations, and borrowings under its secured $200 million Revolving Credit Agreement ("Bank Agreement"). At October 31, 2003, the Company had $10 million borrowed under the Bank Agreement. This represents a $55 million decrease from October 31, 2002 borrowing levels.

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

        On December 19, 2003, subsequent to the 2003 fiscal year end, Quanex executed an agreement with our credit facility banks to increase the Bank Agreement revolver to $310 million to provide funds necessary for the North Star and TruSeal acquisitions. Assuming we close these acquisitions as scheduled, we expect our debt level to be between $200 million and $250 million at the end of our fiscal quarter ended January 31, 2004.

        The Company's working capital was $92.8 million at October 31, 2003 compared to $101.0 million at October 31, 2002. The decrease in working capital resulted from (a) an $11.4 million decrease in inventory across both segments as a result of a Company wide focus on inventory reduction, (b) a $3.1 million increase in accounts payable and accrued liabilities, (c) a reduction of $5.5 million related to deferred taxes and taxes payable, offset by (d) an increase in accounts receivable of $7.1 million and (e) a net increase of $4.3 million in other working capital balances. Changes in other working capital balances were due to timing of payments and other obligations.

Operating Activities

        Cash provided by operating activities during the year ended October 31, 2003 was $102.8 million compared to $81.1 million for the same period of 2002. This increase is due to (a) lower working capital requirements compared to the same prior year period as discussed above, (b) reduced pension contributions and tax payments, partially offset by (c) lower operating income.

Investment Activities

        Net cash used for investment activities during the year ended October 31, 2003 was $22.5 million compared to $29.8 million for the same period of 2002. Investment activities for the year ended October 31, 2002 included the acquisition of COLONIAL CRAFT for $17.3 million. Additionally, capital expenditures decreased from $34.3 million in fiscal 2002 to $28.7 million in fiscal 2003. This decline was largely due to reduced spending at MACSTEEL, partially offset by increased spending at Nichols Aluminum and Engineered Products. The Company estimates that fiscal 2004 capital expenditures will be approximately $35 million. At October 31, 2003, the Company had commitments of approximately $6 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations. Cash used for investment activities detailed above was offset by cash provided for investment activities including (a) the receipt of $6.4 million and $26.1 million in retired executive life insurance proceeds for fiscal 2003 and 2002 respectively, and (b) the receipt of $2.8 million in proceeds from the sale of Piper Utah in fiscal 2003.

Financing Activities

        Net cash used for financing activities for the year ended October 31, 2003 was $76.5 million compared to $62.6 million during the prior year. The Company repaid $55 million on the bank revolver in the year ended October 31, 2003, compared to repaying $75 million during fiscal 2002. Additionally, the Company paid off a note payable of $7.0 million in fiscal 2002. During the year ended October 31, 2003, the Company paid $13.5 million to repurchase 438,600 shares of its common stock. Additionally, Quanex received $5.2 million in the year ended October 31, 2003 for the issuance of common stock ($4.2 million of this was from option exercises). In the year ended October 31, 2002, the Company received $33.9 million for the issuance of common stock ($26.6 million from option exercises).

        On February 26, 2003, the board of directors of the Company increased the annual dividend from $0.64 to $0.68 per common share outstanding. This increase was effective with the Company's first quarter dividend paid on March 31, 2003 to shareholders of record on March 14, 2003. This increased cash used for financing activities by $1.2 million for 2003.

Debt Structure and Activity

        Current Bank Agreement "Revolver"—In November 2002, the Company entered into a secured $200 million Revolving Credit Agreement ("Bank Agreement"). The Bank Agreement is secured by all Company assets, excluding land and buildings. This Bank Agreement expires November 2005 and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the new Bank Agreement. All borrowings under this bank agreement bear interest, at the option of the Company, at either (a) the prime rate or federal funds rate plus one percent, whichever is higher, or (b) a Eurodollar based rate. The Bank Agreement requires facility fees, which are not significant, maintenance of certain financial ratios and maintenance of a minimum consolidated tangible net worth. As of October 31, 2003, the Company was in compliance with all Bank Agreement covenants. The Bank Agreement was amended on December 19, 2003, to increase this line to $310 million.

        Previous Bank Agreement "Revolver"—In July 1996, the Company entered into an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). At October 31, 2002 and 2001, this Bank Agreement consisted of a revolving line of credit ("Revolver") under which the Company had $65 and $140 million, respectively, in borrowings. This Bank Agreement was replaced with a new Bank Agreement which is described above. The intent and ability to refinance the outstanding balance on this bank agreement on a long-term basis was evidenced by the signing of the new bank agreement in November 2002. Therefore, the outstanding balance under the old bank agreement revolver was classified as non-current as of October 31, 2002.

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

Stock Purchase Program

        In December 1999, Quanex announced that its Board of Directors approved a program to repurchase up to 2 million shares of the Company's common stock in the open market or in privately negotiated transactions.

        During the fiscal year ended October 31, 2001, the Company repurchased 119,000 shares at a cost of $2.2 million. The cost of treasury shares of $12.7 million at October 31, 2001 was reflected as a reduction of stockholders' equity in the balance sheet.

        The stock purchase program was suspended and no treasury shares were purchased during fiscal 2002. A majority of the 633,935 shares held in treasury at October 31, 2001 were reissued through stock option exercises or other compensation plans during fiscal 2002, leaving no shares in treasury as of October 31, 2002.

        On December 5, 2002, the Board of Directors approved another program to purchase up to a total of 1 million shares of its common stock in the open market or in privately negotiated transactions. During the year ended October 31, 2003, the Company repurchased 438,600 shares at a cost of approximately $13.5 million. These shares were placed in treasury. During the year ended October 31, 2003, 161,677 of these shares were used for the exercise of options. There are currently 294,803 shares in treasury stock with a remaining carrying value of approximately $9.2 million.

Contractual Obligations and Commercial Commitments

        The following tables set forth certain information concerning the Company's unconditional obligations and commitments to make future payments under contracts with remaining terms in excess of one year, such as debt and lease agreements, and under contingent commitments.

Payments Due by Period

Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-Term Debt	$19,620	$3,727	$10,908	$911	$4,074
Operating Leases	6,883	2,063	2,698	1,660	462
Unconditional Purchase Obligations	7,035	1,607	4,454	974	—

Total Contractual Cash Obligations	$33,538	$7,397	$18,060	$3,545	$4,536

Amount of Commitment Expiration per Period

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Standby Letters of Credit	$4,452	$4,398	$54	$—	$—
Guarantees	1,050	—	—	—	1,050

Total Commercial Commitments	$5,502	$4,398	$54	$—	$1,050

        Additionally, the Company's borrowings under its Bank Agreement are expected to increase significantly upon closing of the North Star and TruSeal acquisitions in the first quarter of fiscal 2004.

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

Risk Management and Derivative Instruments

        The Company's current risk management strategies include the use of derivative instruments to reduce certain risks. The critical strategies include: (1) the use of commodity futures and options to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effect of fluctuations in the costs of those commodities, and (2) the use of interest rate swaps to fix the rate of interest on a portion of floating rate debt. These hedges have been designated as cash flow hedges. The effective portion of gains and losses is recorded in the accumulated other comprehensive income (loss) component of stockholders' equity in accordance with SFAS No. 133. The Company evaluates all derivative instruments each quarter to determine if they are highly effective. Any ineffectiveness (as defined by SFAS No. 133) is recorded in the statement of income. If the anticipated future transactions are no longer expected to occur, the unrealized gains and losses on the related hedge are reclassified to the consolidated statement of income. (See Note 16 to the financial statements for further explanation.)

Long-Lived Assets

        Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, and other assets, comprise a significant amount of the Company's total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, carrying values of these assets are periodically reviewed for impairment and further reviewed whenever events or changes in circumstances indicate that carrying value may be impaired. The carrying values are compared with the fair value of such assets calculated based on the anticipated future cash flows related to those assets. If the carrying value of a long-lived asset exceeds its fair value, an impairment charge is recorded in the period in which such review is performed. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company's products and future market conditions. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

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

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted this statement and included the new disclosure requirements in this report.

        In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The provisions of this statement are effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The

Company does not anticipate any material impact on the Company's financial position, results of operations, or cash flows as a result of adoption.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities ("VIE's"), also commonly referred to as special purpose entities ("SPE's"). The objective of this interpretation is to provide guidance on how to identify a VIE and to determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a Company's consolidated financial statements. The provisions of this interpretation became effective upon issuance, with certain provisions applicable for the first interim or annual period beginning after December 15, 2003. As of October 31, 2003, this statement has no effect on the Company as Quanex does not have any VIEs.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires certain financial instruments with characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective in the fourth quarter of the Company's fiscal 2003. The Company's adoption of SFAS No. 150 did not have a material impact on its financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The following discussion of the Company and its subsidiaries' exposure to various market risks contains "forward looking statements" that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to the Company. Nevertheless, because of the inherent unpredictability of interest rates, foreign currency rates and metal commodity prices as well as other factors, actual results could differ materially from those projected in such forward looking information. The Company does not use derivative financial instruments for speculative or trading purposes. For a description of the Company's significant accounting policies associated with these activities, see Notes 1 and 16 to the Consolidated Financial Statements.

Interest Rate Risk

        The Company and its subsidiaries have a Bank Agreement, interest rate swap agreements and other long-term debt which subject the Company to the risk of loss associated with movements in market interest rates.

        At October 31, 2003 and 2002, the Company had fixed-rate debt totaling $4.1 million and $4.4 million, respectively. This debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings loss due to changes in market interest rates.

        The Company and certain of its subsidiaries' floating-rate obligations total $15.7 million and $71.2 million at October 31, 2003 and 2002, respectively. For 2002, the Company had $100 million of swap agreements in place to limit the exposure of this obligation to increases in short-term interest rates. These swap agreements effectively fixed the interest rate, thus limiting the potential impact that increasing interest rates would have on earnings. Under these swap agreements, payments were made based on a fixed rate ($50 million at 7.025%, and $50 million at 6.755%) and received on a LIBOR based variable rate (1.82% at October 31, 2002). At October 31, 2002, the fair market value related to the interest rate swap agreements was a loss of $4.0 million.

        To the extent that floating rate obligations are in excess of or less than $100 million, the Company was subject to changes in the underlying interest rates. For the year ended October 31, 2002, the

Company's floating rate obligations were $28.8 million less than the $100 million swap agreement. Increases or decreases in the underlying interest rate of the swap agreement would have a direct impact on interest expense for this differential in balances. For the year ended October 31, 2001, the Company's floating rate obligations exceeded the amount covered by the swap agreements by $47.1 million. Increases or decreases in the underlying interest rates of the obligations would have had a direct impact on interest expense for those uncovered balances.

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

        At October 31, 2001, the Company had open futures contracts for aluminum pounds with a fair value of $27.1 million. The contracts had fair value losses of $1.8 million at October 31, 2001 and covered a notional volume of 45.4 million pounds of aluminum. A hypothetical 10% change from the October 31, 2001 average London Metal Exchange ("LME") ingot price on open contracts of $.596 per pound would increase or decrease the unrealized pretax gains/losses related to these contracts by approximately $2.7 million. However, it should be noted that any change in the value of these contracts, real or hypothetical, would be substantially offset by an inverse change in the cost of purchased aluminum scrap.

        During the years ended October 31, 2003 and 2002, Nichols Aluminum primarily used firm price raw material purchase commitments instead of LME forward contracts to lock in raw material prices. At October 31, 2002, the Company had no open LME forward contracts and therefore no asset or liability associated with metal exchange derivatives. At October 31, 2003, there were two LME forward contracts associated with metal exchange derivatives covering notional volumes of 1.3 million pounds with a fair value net loss of approximately $46 thousand, which was recorded as part of other current assets and other current liabilities in the financial statements.

Item 8.    Financial Statements and Supplementary Data

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

        The Audit Committee, composed solely of outside directors, determines that management is fulfilling its financial responsibilities by meeting periodically with management, the independent auditors, and Quanex's internal auditors, to review internal accounting control and assess the effectiveness of our disclosure controls and procedures. The Audit Committee is responsible for appointing the independent auditors and reviewing the scope of all audits and the accounting principles applied in our financial reporting. Deloitte & Touche LLP has been engaged as independent auditors to audit the accompanying consolidated financial statements and issue the report thereon, which appears on the following page.

        To ensure complete independence, our internal auditors and Deloitte & Touche LLP have full and free access to meet with the Audit Committee, without management present, to discuss the results of their audits, the quality of our financial reporting and the adequacy of our internal controls and disclosure controls and procedures.

        We believe that Quanex's system of internal controls, combined with the activities of the internal and independent auditors and the Audit Committee, provides reasonable assurance of the integrity of our financial reporting.

/s/ RAYMOND A. JEAN Raymond A. Jean Chairman of the Board, President and Chief Executive Officer	/s/ TERRY M. MURPHY Terry M. Murphy Vice President—Finance and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Quanex Corporation
Houston, Texas

        We have audited the accompanying consolidated balance sheets of Quanex Corporation and subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quanex Corporation and subsidiaries as of October 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP Deloitte & Touche LLP
Houston, Texas December 15, 2003

QUANEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31,
	2003	2002
	(In thousands)
ASSETS
Current assets:
Cash and equivalents	$22,108	$18,283
Accounts and notes receivable, less allowance for doubtful accounts of $7,222,000 in 2003 and $6,877,000 in 2002	123,185	116,122
Inventories	79,322	90,756
Deferred income taxes	6,366	9,302
Other current assets	1,750	1,338

Total current assets	232,731	235,801
Property, plant and equipment, net	335,904	353,132
Goodwill, net	66,436	66,436
Cash surrender value insurance policies, net	24,536	25,799
Intangible assets	2,755	2,870
Other assets	3,501	5,102

	$665,863	$689,140

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$89,435	$80,528
Accrued liabilities	39,209	45,033
Income taxes payable	7,381	4,839
Other current liabilities	46	3,970
Current maturities of long-term debt	3,877	434

Total current liabilities	139,948	134,804
Long-term debt	15,893	75,131
Deferred pension credits	8,323	4,960
Deferred postretirement welfare benefits	7,845	7,928
Deferred income taxes	34,895	29,210
Other liabilities	13,800	15,712

Total liabilities	220,704	267,745
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; issued and outstanding—none in 2003 and 2002	—	—
Common stock, $.50 par value, 50,000,000 shares authorized; 16,519,271 and 16,455,633 shares issued in 2003 and 2002, respectively	8,260	8,227
Additional paid-in capital	187,114	185,972
Retained earnings	264,067	232,074
Unearned compensation	(164)	(418)
Accumulated other comprehensive income	(3,641)	(3,479)

	455,636	422,376
Less common stock held by Rabbi Trust—47,507 and 42,538 shares in 2003 and 2002, respectively	(1,317)	(981)
Less cost of shares of common stock in treasury 294,803 shares in 2003 and no shares in 2002	(9,160)	—

Total stockholders' equity	445,159	421,395

	$665,863	$689,140

See notes to consolidated financial statements.

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years ended October 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Net sales	$1,031,215	$994,387	$924,353
Costs and expenses:
Cost of sales	867,782	812,949	769,328
Selling, general and administrative	53,572	54,408	54,202
Depreciation and amortization	46,066	43,730	43,507

Operating income	63,795	83,300	57,316
Other income (expense):
Interest expense	(2,517)	(14,812)	(16,555)
Capitalized interest	—	1,879	1,666
Retired executive life insurance benefit	2,152	9,020	—
Other, net	2,393	2,227	3,195

Income before income taxes	65,823	81,614	45,622
Income tax expense	(22,936)	(26,132)	(16,428)

Net income attributable to common stockholders	$42,887	$55,482	$29,194

Earnings per common share:
Basic net earnings	$2.65	$3.74	$2.18

Diluted net earnings	$2.62	$3.52	$2.07

Weighted average number of shares outstanding
Basic	16,154	14,823	13,399
Diluted	16,384	16,237	15,426

See notes to consolidated financial statements.

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated Other Comprehensive Income
Years Ended October 31, 2003, 2002, and 2001	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Minimum Pension Liability	Derivative Gain (Loss)	Treasury Stock and Other	Total Stockholders' Equity
	(in thousands)
Balance at October 31, 2000		$7,110	$111,061	$165,841	$(301)	$—	$(17,214)	$266,497
Comprehensive income:
Net income	$29,194			29,194				29,194
Adjustment for minimum pension liability (net of tax expense of $965)	(1,508)				(1,508)			(1,508)
Derivative transactions:
Current period hedging transactions (net of taxes of $4,264)	(6,669)					(6,669)		(6,669)
Reclassifications into earnings (net of taxes of $809)	1,266					1,266		1,266

Total comprehensive income	$22,283
Common dividends ($0.64 per share)				(8,621)				(8,621)
Common stock held by Rabbi Trust							2,476	2,476
Cost of common stock in treasury							726	726
Other		(67)	(2,747)	(140)			(430)	(3,384)

Balance at October 31, 2001		$7,043	$108,314	$186,274	$(1,809)	$(5,403)	$(14,442)	$279,977
Comprehensive income:
Net income	$55,482			55,482				55,482
Adjustment for minimum pension liability (net of taxes of $798)	(1,247)				(1,247)			(1,247)
Derivative transactions:
Current period hedging transactions (net of taxes of $511)	(798)					(798)		(798)
Reclassifications into earnings (net of taxes of $3,694)	5,778					5,778		5,778

Total comprehensive income	$59,215
Common dividends ($0.64 per share)				(9,637)				(9,637)
Common stock held by Rabbi Trust							(108)	(108)
Cost of common stock in treasury							12,672	12,672
Other		1,184	77,658	(45)			479	79,276

Balance at October 31, 2002		$8,227	$185,972	$232,074	$(3,056)	$(423)	$(1,399)	$421,395
Comprehensive income:
Net income	$42,887			42,887				42,887
Adjustment for minimum pension liability (net of taxes of $372)	(583)				(583)			(583)
Derivative transactions:
Current period hedging transactions (net of taxes of $1)	(2)					(2)		(2)
Reclassifications into earnings (net of taxes of $270)	423					423		423

Total comprehensive income	$42,725
Common dividends ($0.68 per share)				(10,865)				(10,865)
Common stock held by Rabbi Trust							(336)	(336)
Cost of common stock in treasury							(9,160)	(9,160)
Other		33	1,142	(29)			254	1,400

Balance at October 31, 2003		$8,260	$187,114	$264,067	$(3,639)	$(2)	$(10,641)	$445,159

See notes to consolidated financial statements.

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended October 31, 2003, 2002 and 2001
		Common Shares
	Preferred Shares Issued	Issued	Treasury	Rabbi Trust	Net Outstanding
Balance at October 31, 2000	—	14,220,666	(677,526)	(147,689)	13,395,451
Treasury shares purchased			(119,000)		(119,000)
Stock issued—options exercised (net of trade-ins)			47,960		47,960
Stock issued—compensation plans			84,812		84,812
Rabbi Trust		(135,024)	29,819	105,205	—

Balance at October 31, 2001	—	14,085,642	(633,935)	(42,484)	13,409,223
Stock issued—options exercised (net of trade-ins)		562,926	597,284		1,160,210
Stock issued—compensation plans		(1,902)	22,797		20,895
Stock issued—conversion of subordinated debentures		1,822,594	173		1,822,767
Rabbi Trust		(13,627)	13,681	(54)	—

Balance at October 31, 2002	—	16,455,633	—	(42,538)	16,413,095
Treasury shares purchased		—	(438,600)	—	(438,600)
Stock issued—options exercised (net of trade-ins)		42,333	161,677	—	204,010
Stock issued—compensation plans		1,000	(2,544)	—	(1,544)
Rabbi Trust		20,305	(15,336)	(4,969)	—

Balance at October 31, 2003	—	16,519,271	(294,803)	(47,507)	16,176,961

See notes to consolidated financial statements.

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended October 31,
	2003	2002	2001
	(In thousands)
Operating Activities:
Net Income	$42,887	$55,482	$29,194
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of Piper Utah property	(405)	—	—
Loss (gain) on early extinguishment of debt	—	922	(573)
Adjustment for retired executive life insurance benefit	(2,152)	(9,020)	—
Depreciation and amortization	46,415	43,987	43,910
Deferred income taxes	8,992	2,330	4,154
Deferred pension and postretirement benefits	2,034	(4,734)	(1,231)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Increase in accounts and notes receivable	(7,063)	(5,144)	(7,917)
Decrease (increase) in inventory	11,434	(5,249)	20,808
Increase (decrease) in accounts payable	8,907	(857)	(2,569)
Decrease in accrued liabilities	(5,824)	(3,655)	(911)
Other, net (including income tax refund)	(2,385)	7,049	85

Cash provided by operating activities	102,840	81,111	84,950

Investing Activities:
Acquisition of Colonial Craft, net of cash and equivalents acquired	—	(17,283)	—
Acquisition of Temroc Metals, Inc., net of cash and equivalents acquired	—	—	(17,922)
Proceeds from sale of Piper Utah property	2,832	—	—
Capital expenditures, net of retirements	(28,693)	(34,271)	(55,575)
Retired executive life insurance proceeds	6,442	26,111	—
Other, net	(3,081)	(4,365)	(3,597)

Cash used for investing activities	(22,500)	(29,808)	(77,094)

Financing Activities:
Bank borrowings (repayments), net	(55,000)	(75,000)	30,000
Repayment of borrowing on insurance policies	—	—	(17,273)
Prepayment of note payable	—	(7,029)	—
Purchase of subordinated debentures	—	(1,314)	(3,942)
Purchase of Quanex common stock	(13,515)	—	(2,226)
Common stock dividends paid	(10,865)	(9,637)	(8,621)
Issuance of common stock, net	5,163	33,948	2,473
Other, net	(2,298)	(3,561)	(1,103)

Cash used for financing activities	(76,515)	(62,593)	(692)

Increase (decrease) in cash and equivalents	3,825	(11,290)	7,164
Cash and equivalents at beginning of period	18,283	29,573	22,409

Cash and equivalents at end of period	$22,108	$18,283	$29,573

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

Risk Management and Derivative Instruments

        The Company's current risk management strategies include the use of derivative instruments to reduce certain risks. The critical strategies include: (1) the use of commodity futures and options to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effect of fluctuations in the costs of those commodities, and (2) the use of interest rate swaps to fix the rate of interest on a portion of floating rate debt. These hedges have been designated as cash flow hedges. The effective portion of gains and losses is recorded in the accumulated other comprehensive income component of stockholders' equity in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Company evaluates all derivative instruments each quarter to determine if they are highly effective. Any ineffectiveness is recorded in the statement of income. If the anticipated future transactions are no longer expected to occur, the unrealized gains and losses on the related hedge are reclassified to the consolidated statement of income. (See Note 16 to the financial statements for further explanation.)

Long-Lived Assets

        Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, and other assets, comprise a significant amount of the Company's total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, carrying values of these assets are periodically reviewed for impairment and further reviewed whenever events or changes in circumstances indicate that carrying value may be impaired. The carrying values are compared with the fair value of such assets calculated based on the anticipated future cash flows related to those assets. If the carrying value of a long-lived asset exceeds its fair value, an impairment charge is recorded in the period in which such review is performed. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company's products and future market conditions. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

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

Stock Based Employee Compensation

        In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to apply the rules for stock-based compensation contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method. The pro forma effect on net income and earnings per share of the fair value based method of accounting for stock-based compensation as required by SFAS No. 123 and SFAS No. 148 "Accounting for the Stock-Based Compensation—Transition and Disclosure" is disclosed below.

	Years Ended October 31,
	2003	2002	2001
	(In thousands)
Net income, as reported	$42,887	$55,482	$29,194
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,673)	(1,407)	(1,154)

Pro forma net income	$41,214	$54,075	$28,040

Earnings per common share:
Basic as reported	$2.65	$3.74	$2.18
Basic pro forma	$2.55	$3.65	$2.09
Diluted as reported	$2.62	$3.52	$2.07
Diluted pro forma	$2.52	$3.43	$2.00

        Fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	Years Ended October 31,
	2003	2002	2001
Risk-free interest rate	4.49%	3.58%	4.28%
Dividend yield	1.98%	2.01%	3.10%
Volatility factor	50.21%	44.14%	42.87%
Weighted average expected life	9.5 years	5 years	5 years

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

Statements of Cash Flows

        The Company generally considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Similar investments with original maturities beyond three months are considered short-term investments. For fiscal years 2003, 2002, and 2001, cash paid for income taxes was $10,909,000, $17,666,000 and $11,324,000, respectively. These amounts are before refunds of $527,000, $135,000 and $219,000, respectively. Cash paid for interest for fiscal 2003, 2002, and 2001 was $2,562,000, $13,070,000 and $15,894,000, respectively.

Reclassification

        Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform to fiscal 2003 presentations.

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

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. The Company adopted this statement on November 1, 2001 for its fiscal year ended October 31, 2002. In accordance with SFAS 142, the Company completed the transitional impairment test of goodwill during the second quarter ended April 30, 2002, which indicated that goodwill was not impaired. The Company again reviewed goodwill for impairment as of August 31, 2002 and 2003, which indicated that goodwill was not impaired. The Company plans to perform this impairment test as of August 31 each year or more frequently if certain indicators arise. The assessments were based on assumptions regarding estimated future cash flows and other factors, including the discount rate. If these estimates or their related assumptions change in the future, because of changes in events and circumstances, the Company may be required to record impairment charges in a future period.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. The Company adopted SFAS No. 143 during fiscal 2003, which did not have a material impact on the Company's financial position, results of operations, or cash flows.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. The Company adopted this Statement effective for fiscal 2003. The adoption of SFAS No. 144 did not have any material impact on the Company's financial position, results of operations, or cash flows.

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

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted this statement and included the new disclosure requirements in this report.

        In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities under SFAS No. 133

"Accounting for Derivative Instruments and Hedging Activities". The provisions of this statement are effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The Company does not anticipate any material impact on the Company's financial position, results of operations, or cash flows as a result of adoption.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities ("VIE's"), also commonly referred to as special purpose entities ("SPE's"). The objective of this interpretation is to provide guidance on how to identify a VIE and to determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a Company's consolidated financial statements. The provisions of this interpretation became effective upon issuance, with certain provisions applicable for the first interim or annual period beginning after December 15, 2003. As of October 31, 2003, this statement has no effect on the Company as Quanex does not have any VIEs.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires certain financial instruments with characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective in the fourth quarter of the Company's fiscal 2003. The Company's adoption of SFAS No. 150 did not have a material impact on its financial position or results of operations.

2.     Acquisitions

Colonial Craft

        On February 12, 2002, Quanex completed the purchase of certain assets and assumption of certain liabilities of Ekamar, Inc., formerly known as Colonial Craft, Inc., a Minnesota corporation, through its wholly owned subsidiary, Quanex Windows, Inc., for approximately $17.3 million in cash. Approximately $1.5 million of this purchase price was set aside in an escrow fund for environmental and certain other issues that may arise. No claims were made against this escrow fund, and as such, it has subsequently been released.

        The acquired business operates as a wholly owned subsidiary of the Company and has been renamed Colonial Craft, Inc. ("COLONIAL CRAFT"). The acquisition was accounted for as a purchase transaction under SFAS No. 141, and accordingly the tangible assets acquired and liabilities assumed were recorded at their fair value at the date of the acquisition. The results of operations of COLONIAL CRAFT have been included in the consolidated financial statements of Quanex subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

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

        The following table summarizes the fair values of the assets acquired and liabilities assumed at February 12, 2002 (in thousands).

Current assets	$3,806
Property plant and equipment	4,775
Goodwill	7,210
Tradename	2,200
Patents	443
Non-compete agreements	313
Other non-current assets	29

Total assets	$18,776

Current liabilities	$1,265
Non-current liabilities	30

Total liabilities	1,295
Investment	17,481

Total liabilities and equity	$18,776

        The patents, which were valued at $443 thousand, are being amortized on a straight-line basis over a weighted average period of approximately 11 years. The non-compete agreements valued at $313 thousand are being amortized on the straight-line basis over 5 years. The tradename and goodwill are not subject to amortization, but are evaluated periodically in accordance with SFAS 142.

        Goodwill for COLONIAL CRAFT is deductible for tax purposes. The tax basis of goodwill for COLONIAL CRAFT at the date of acquisition was approximately $12 million.

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

3.     Executive Life Insurance Benefit

        During the fiscal year ended October 31, 2003, a former executive of the Company, on whose life the Company held life insurance policies, died. As a result, the Company received life insurance proceeds totaling $6.4 million. Estimates of the cash surrender value of these life insurance policies amounting to $4.3 million were previously recognized in "Other assets" on the financial statements. The excess of the proceeds over the previously recorded cash surrender value amounting to $2.2 million was recognized as a non-taxable benefit on the income statement during the year ended October 31, 2003. The impact to the fiscal year ended October 31, 2003 basic and diluted earnings per share of this benefit was $0.13.

        During the fiscal year ended October 31, 2002, another of the Company's former executives, on whose life it held life insurance policies, died. As a result, the Company received life insurance proceeds totaling $26.1 million. Estimates of the cash surrender value of these life insurance policies amounting to $15.9 million were previously recognized in "Other assets" on the financial statements. The excess of the proceeds over the previously recorded cash surrender value and the liability to the beneficiaries of the executive amounting to $9.0 million was recognized as a non-taxable benefit on the income statement during the period ended October 31, 2002. The impact on October 31, 2002 earnings per share of this benefit was $0.61 basic and $0.56 diluted.

4.     Goodwill and Acquired Intangible Assets

        As of November 1, 2001, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill is no longer amortized, but is reviewed for impairment annually or more frequently if certain indicators arise. In accordance with SFAS 142, the Company completed the transitional impairment test of goodwill during the second quarter ended April 30, 2002, which indicated that goodwill was not impaired. The Company again reviewed goodwill for impairment as of August 31, 2003 and 2002, which indicated that goodwill was not impaired. The Company plans to perform this annual impairment test as of August 31 each year or more frequently if certain indicators arise.

        The carrying amounts of goodwill as of October 31, 2003 and 2002 are as follows (in thousands):

Vehicular Segment	$13,496
Building Products Segment	52,940

Total	$66,436

        Intangible assets consist of the following (in thousands):

	As of October 31, 2003
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete Agreements	$313	$119
Patents	443	82

Total	$756	$201

Unamortized intangible assets:
Tradename	$2,200

        The aggregate amortization expense for intangible assets for the years ended October 31, 2003 and 2002 is $115 thousand and $86 thousand, respectively. Estimated amortization expense for the next five years follows (in thousands):

Fiscal years ending October 31,	Estimated Amortization
2004	$115
2005	$96
2006	$86
2007	$46
2008	$33

        The following proforma table compares the three most recent fiscal years as if SFAS No. 142 had been in effect for the entire period (in thousands):

	For the Year Ended October 31,
	2003	2002	2001
Reported Net income	$42,887	$55,482	$29,194
Add back: Goodwill amortization (net of taxes)	—	—	1,487

Proforma Net income	$42,887	$55,482	$30,681

Basic earnings per share:
Reported Net income	$2.65	$3.74	$2.18
Goodwill amortization (net of taxes)	—	—	0.11

Proforma earnings per share	$2.65	$3.74	$2.29

Diluted earnings per share:
Reported Net income	$2.62	$3.52	$2.07
Goodwill amortization (net of taxes)	—	—	0.10

Proforma diluted earnings per share	$2.62	$3.52	$2.17

5.     Earnings per Share

        The computational components of basic and diluted earnings per share are as follows (shares and dollars in thousands except per share amounts):

	For the Year Ended October 31, 2003
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic earnings per share computation	$42,887	16,154	$2.65

Effect of dilutive securities
Effect of common stock equivalents arising from stock options	—	166
Effect of common stock held by rabbi trust	—	64

Diluted earnings per share computation	$42,887	16,384	$2.62

	For the Year Ended October 31, 2002
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic earning per share computation	$55,482	14,823	$3.74

Effect of dilutive securities
Effect of common stock equivalents arising from stock options	—	284
Effect of common stock held by rabbi trust	—	40
Effect of conversion of subordinated debentures	1,610	1,090

Diluted earnings per share computation	$57,092	16,237	$3.52

	For the Year Ended October 31, 2001
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic earnings per share computation	$29,194	13,399	$2.18

Effect of dilutive securities
Effect of common stock equivalents arising from stock options	—	58
Effect of common stock held by rabbi trust	—	74
Effect of conversion of subordinated debentures	2,810	1,895

Diluted earnings per share computation	$32,004	15,426	$2.07

6.     Inventories

        Inventories consist of the following:

	October 31,
	2003	2002
	(In thousands)
Raw materials	$18,741	$24,307
Finished goods and work in process	51,006	58,108

	69,747	82,415
Other	9,575	8,341

Total	$79,322	$90,756

        The values of inventories are based on the following accounting methods:

LIFO	$54,032	$64,269
FIFO	25,290	26,487

Total	$79,322	$90,756

        With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $13,946,000 and $7,884,000 at October 31, 2003 and 2002, respectively.

7.     Property Plant and Equipment

        Property, plant and equipment consist of the following:

	October 31,
	2003	2002
	(In thousands)
Land and land improvements	$22,370	$22,339
Buildings	126,229	125,510
Machinery and equipment	627,139	609,888
Construction in progress	18,262	16,118

	794,000	773,855
Less accumulated depreciation and amortization	(458,096)	(420,723)

	$335,904	$353,132

        The Company had commitments for the purchase or construction of capital assets amounting to approximately $6 million at October 31, 2003.

8.     Accrued Liabilities

        Accrued liabilities consist of the following:

	October 31,
	2003	2002
	(In thousands)
Payroll, payroll taxes and employee benefits	$25,935	$31,127
Accrued contribution to pension funds	2,035	1,518
Interest	175	196
State and local taxes	2,527	3,257
Other	8,537	8,935

	$39,209	$45,033

9.     Income Taxes

        Income taxes are provided on taxable income at the statutory rates applicable to such income.

        Income tax expense consists of the following:

	Years Ended October 31,
	2003	2002	2001
	(In thousands)
Current:
Federal	$14,254	$15,043	$8,101
State	1,255	1,410	1,105

	15,509	16,453	9,206
Deferred	7,427	9,679	7,222

Income tax expense	$22,936	$26,132	$16,428

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's net deferred tax liability are as follows:

	October 31,
	2003	2002
	(In thousands)
Deferred tax liability:
Property, plant and equipment	$47,408	$43,794
Other	10,673	11,767

	58,081	55,561

Deferred tax assets:
Intangibles	10,429	12,680
Postretirement benefit obligation	3,328	3,363
Other employee benefit obligations	6,920	7,004
Environmental accruals	5,898	6,518
Other	2,977	6,088

	29,552	35,653

Net deferred tax liability	28,529	$19,908

Deferred income tax non-current liability	$34,895	$29,210
Deferred tax current assets	(6,366)	(9,302)

Net deferred tax liability	$28,529	$19,908

        Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended October 31,
	2003	2002	2001
	(In thousands)
Income tax expense at statutory tax rate	$23,038	$28,565	$15,968
Increase (decrease) in taxes resulting from:
State income taxes, net of federal effect	1,880	2,339	772
Life insurance benefit	(753)	(3,157)	—
Goodwill	—	—	664
Other items, net	(1,229)	(1,615)	(976)

	$22,936	$26,132	$16,428

        The Company reached a settlement with the Internal Revenue Service with respect to the audit of certain portions of fiscal years 1997, 1998 and 1999. The Company currently has a case in Tax Court regarding the disallowance of a capital loss realized in 1997.

        During 2003, the Company made tax payments of $503,000 related to the 1999 audit. Adequate provision had been made in prior years and the Company believes the outcome of these tax matters will not have a material impact on its financial position or results of operations.

10.   Long-Term Debt and Financing Arrangements

        Long-term debt consists of the following:

	October 31,
	2003	2002
	(In thousands)
"Bank Agreement" Revolver	$10,000	$65,000
Convertible subordinated debentures redeemed June 12, 2002	—	—
Industrial Revenue and Economic Development Bonds, unsecured, principle due in the years 2005 and 2010, bearing interest ranging from 6.50% to 8.375%	1,665	1,665
State of Alabama Industrial Development Bonds	3,450	3,800
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	2,200	2,400
Temroc Industrial Development Revenue Bonds	2,228	2,425
Other	227	275

	$19,770	$75,565
Less maturities due within one year included in current liabilities	3,877	434

	$15,893	$75,131

Current Bank Agreement

        In November 2002, the Company entered into a secured $200 million Revolving Credit Agreement ("Bank Agreement"). The Bank Agreement is secured by all Company assets, excluding land and buildings. The current Bank Agreement expires November 2005 and provides for up to $25 million for standby letters of credit, limited to the undrawn amount available under the current Bank Agreement. All borrowings under the current bank agreement bear interest, at the option of the Company, at either (a) the prime rate or federal funds rate plus one percent, whichever is higher, or (b) a Eurodollar based rate. The weighted average interest rate on borrowings under this agreement was 2.07% for 2003. The current Bank Agreement requires facility fees, which are not significant, maintenance of certain financial ratios and maintenance of a minimum consolidated tangible net worth. As of October 31, 2003, the company was in compliance with all current Bank Agreement covenants.

        On December 19, 2003, subsequent to their fiscal 2003 year end, Quanex executed an agreement with their credit facility banks to increase the Bank Agreement revolver to $310 million to provide funds necessary for the North Star and TruSeal acquisitions, as detailed in Note 19.

Previous Bank Agreement "Revolver"

        In July 1996, the Company entered into an unsecured $250 million Revolving Credit and Term Loan Agreement ("Bank Agreement"). At October 31 2002 and 2001, this Bank Agreement consisted of a revolving line of credit ("Revolver") under which the Company had $65 and $140 million, respectively, in borrowings. The weighted average interest rates on borrowings under the Revolver were 2.64% and 6.03% in 2002 and 2001, respectively. This Bank Agreement was replaced with a new Bank Agreement which is described above. The intent and ability to refinance the outstanding balance on this bank agreement on a long-term basis was evidenced by the signing of the new bank agreement in November 2002. Therefore, the outstanding balance under the previous bank agreement revolver was classified as non-current as of October 31, 2002.

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

        As a result of the redemption of the subordinated debentures, a loss of $930 thousand was recognized in fiscal 2002 due to the early extinguishment of debt. This loss resulted from the write-off of the remaining debt issuance costs associated with the subordinated debentures, as well as the .688% premium paid on the $1.3 million of debentures, which were redeemed. In accordance with SFAS No. 145, this loss was classified as ordinary instead of an extraordinary item, net of tax.

Other Debt Instruments

        The State of Alabama Industrial Development Bonds were assumed as part of the Nichols Aluminum Alabama acquisition. These bonds mature August 1, 2004 with interest payable monthly. The bonds bear interest at the weekly interest rate as determined by the remarketing agent under then prevailing market conditions to be the minimum interest rate, which, if borne by the bonds on the effective date of such rate, would enable the remarketing agent to sell the bonds on such business day at a price (without regard to accrued interest) equal to the principal amount of the bonds. The interest rate, however, may not exceed 13% per annum. Interest rates during the year ended October 31, 2003 ranged from 0.90% to 2.05%. These bonds are secured by a Letter of Credit.

        On June 1, 1999, the Company borrowed $3 million through Scott County, Iowa Variable Rate Demand Industrial Waste Recycling Revenue Bonds Series 1999. The bonds require 15 annual principal payments of $200 thousand beginning on July 1, 2000. The variable interest rate is established by the remarketing agent based on the lowest weekly rate of interest that would permit the sale of the bonds at par, on the basis of prevailing financial market conditions. Interest is payable on the first business day of each calendar month. Interest rates on these bonds during fiscal 2003 have ranged from 1.00% to 2.10%. These bonds are secured by a Letter of Credit.

        The Temroc Industrial Development Revenue Bonds were obtained as part of the acquisition of Temroc. These bonds are due in annual installments through October 2012. Interest is payable semi-annually at fixed rates from 4.5% to 5.6% depending on maturity (average rate of 5.1% over the term of the bonds). These bonds are secured by a mortgage on Temroc's land and building.

        Aggregate maturities of long-term debt at October 31, 2003, are as follows (in thousands):

2004	$3,877
2005	429
2006	10,479
2007	451
2008	460
Thereafter	4,074

$19,770

11.   Pension Plans and Other Postretirement Benefits

        The Company has a number of retirement plans covering substantially all employees. The Company provides both defined benefit and defined contribution plans. In general, the plant or location of his/her employment determines an employee's coverage for retirement benefits.

Defined Benefit Plans:

        The single employer defined benefit pension plans pay benefits to employees at retirement using formulas based upon years of service and either compensation rates near retirement or a flat dollar multiplier, as applicable. The Company's funding policy is generally to make the minimum annual contributions required by applicable regulations. In fiscal 2002, the Company made the maximum income tax deductible contribution amount allowed. The Company has until July 15, 2004 to make its 2003 contribution. The plans invest primarily in marketable equity and debt securities.

        The Company also provides certain healthcare and life insurance benefits for eligible retired employees employed prior to January 1, 1993. Certain employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The Company continues to fund benefit costs on a pay-as-you-go basis. For fiscal year 2003, the Company made benefit payments totaling $445,000, compared to $458,000, and $411,000 in fiscal 2002 and 2001, respectively.

        A reconciliation of the beginning benefit obligation to the ending benefit obligation follows:

	Pension Benefits		Postretirement Benefits
	October 31,
	2003	2002	2003	2002
	(In thousands)
Benefit obligation at beginning of year	$43,583	$37,151	$8,434	$7,321
Service cost	2,915	2,170	100	101
Interest cost	2,922	2,617	417	560
Amendments	487	19	—	(25)
Actuarial loss (gain)	4,112	2,734	(1,613)	935
Benefits paid	(1,021)	(743)	(445)	(458)
Administrative expenses	(482)	(365)	—	—

Benefit obligation at end of year	$52,516	$43,583	$6,893	$8,434

        A reconciliation of the beginning fair value of plan assets to the ending fair value of plan assets follows:

	Pension Benefits October 31,
	2003	2002
	(In thousands)
Fair value of plan assets at beginning of year	$28,427	$22,760
Actual return (loss) on plan assets	4,429	(1,407)
Employer contributions	1,518	8,182
Benefits paid	(1,021)	(743)
Administrative expenses	(482)	(365)

Fair value of plan assets at end of year	$32,871	$28,427

        A reconciliation of the funded status of the plans with the amounts recognized in the accompanying balance sheets is set forth below:

	Pension Benefits		Postretirement Benefits
	October 31,
	2003	2002	2003	2002
	(In thousands)
Funded status	$(19,645)	$(15,156)	$(6,893)	$(8,434)
Unrecognized transition asset	(158)	(268)	—	—
Unrecognized prior service cost	1,599	1,305	(537)	(595)
Unrecognized net loss (gain)	15,405	13,953	(385)	1,131
Other	5	5	(30)	(30)

Accrued benefit cost	$(2,794)	$(161)	$(7,845)	$(7,928)

Amounts recognized in the Balance Sheet:
Deferred benefit credit	$(8,323)	$(4,960)	$(7,845)	$(7,928)
Accrued contribution to pension	(2,035)	(1,518)	—	—
Intangible asset	1,599	1,305	—	—
Accumulated other comprehensive income	5,965	5,012	—	—

Accrued benefit cost	$(2,794)	$(161)	$(7,845)	$(7,928)

        Below is data related to pension plans in which the accumulated benefit obligation exceeds plan assets.

	Pension Benefits		Postretirement Benefits
	October 31,
	2003	2002	2003	2002
	(In thousands)
Accumulated benefit obligation	$43,234	$34,910	$6,893	$8,434
Fair value of plan assets	32,871	28,427	—	—

        Below are the assumptions used.

	Pension Benefits			Postretirement Benefits
	October 31,
	2003	2002	2001	2003	2002	2001
	(In thousands)
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected return on plan assets	8.50%	8.50%	10.00%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

        The assumed health care cost trend rate was 9.00% in 2003, decreasing uniformly to 4.50% in the year 2009 and remaining level thereafter. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of October 31, 2003 would be increased by 1.95%. The effect of this change on the sum of the service cost and interest cost would be an increase of 1.37%. If the health care cost trend rate assumptions were decreased by 1%, the accumulated postretirement benefit obligation as of October 31, 2003 would be decreased by 1.76%. The effect of this change on the sum of the service cost and interest cost would be a decrease of 1.21%.

        Net pension costs for the single employer defined benefit pension plans were as follows:

	Years Ended October 31,
	2003	2002	2001
	(In thousands)
Service Cost	$2,915	$2,170	$1,976
Interest cost	2,922	2,617	2,450
Expected return on plan assets	(2,444)	(2,044)	(2,421)
Amortization of unrecognized transition asset	(111)	(111)	(111)
Amortization of unrecognized prior service cost	193	163	109
Amortization of unrecognized net loss	677	263	—
Other	—	(2)	—

Net periodic pension cost	$4,152	$3,056	$2,003

        Net periodic costs for the postretirement benefit plans other than pensions were as follows:

	Years Ended October 31,
	2003	2002	2001
	(In thousands)
Net periodic postretirement benefit cost:
Service cost	$100	$102	$100
Interest cost	417	560	521
Net amortization and deferral	(155)	(54)	(65)

Net periodic postretirement benefit cost	$362	$608	$556

Defined Contribution Plans:

        The Company has various defined contribution plans in effect for certain eligible employees. The Company makes contributions to the plans subject to certain limitations outlined in the plans. Contributions to these plans were approximately $5,451,000, $5,456,000, and $4,696,000 during fiscal 2003, 2002, and 2001, respectively.

Other:

        Quanex has a Supplemental Benefit Plan covering certain key officers of the Company. Earned vested benefits under the Supplemental Benefit Plan were approximately $745,000, $2,234,000 and $5,456,000 at October 31, 2003, 2002 and 2001, respectively. These benefits are funded with life insurance policies purchased by the Company.

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

        Beginning in 2002, Quanex began reporting under these two market focused segments. The vehicular products segment is comprised of MACSTEEL, Piper Impact and Temroc. The building products segment is comprised of Engineered Products and Nichols Aluminum. Corporate and other will include corporate office charges, intersegment eliminations and LIFO inventory adjustments.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies, with the exception of the inventory valuation method. Quanex measures its inventory at the segment level on a FIFO basis, however at the consolidated Quanex level, the majority of the inventory is measured on a LIFO basis. See Note 6 to the financial statements for more information. The Company accounts for intersegment sales and transfers as though the sales or transfers were to third parties, that is, at current market prices.

        For the years ended October 31, 2003, 2002 and 2001, no one customer represented 10% or more of the consolidated net sales of the Company.

	For the Years Ended October 31,
	2003	2002	2001
	($ in thousands)
Net Sales
Vehicular Products(3)	$468,506	$459,531	$439,307
Building Products(4)	562,709	534,856	485,046
Corporate and Other(1)	—	—	—

Consolidated	$1,031,215	$994,387	$924,353

Operating Income (Loss):
Vehicular Products(3)	$48,208	$57,606	$47,466
Building Products(4)	35,648	37,985	23,662
Corporate & Other(1)	(20,061)	(12,291)	(13,812)

Consolidated	$63,795	$83,300	$57,316

Depreciation and Amortization:
Vehicular Products(3)	$29,573	$27,849	$25,905
Building Products(4)	16,152	15,492	17,061
Corporate & Other(1)	690	646	944

Consolidated	$46,415	$43,987	$43,910

Capital Expenditures:(2)
Vehicular Products(3)	$14,497	$22,931	$47,234
Building Products(4)	14,253	11,464	8,241
Corporate & Other(1)	138	118	165

Consolidated	$28,888	$34,513	$55,640

Identifiable Assets:
Vehicular Products(3)	$350,767	$363,559	$362,442
Building Products(4)	278,629	283,475	269,387
Corporate & Other(1)	36,467	42,106	65,802

Consolidated	$665,863	$689,140	$697,631

Goodwill, Net
Vehicular Products	$13,496	$13,496	$13,496
Building Products	52,940	52,940	45,730

	$66,436	$66,436	$59,226

(1)
Included in "Corporate and Other" are intersegment eliminations, corporate expenses and LIFO inventory adjustments.

(2)
Includes capitalized interest.

(3)
Fiscal 2001 results include Temroc operations since the acquisition date of November 30, 2000. See Note 2 to the financial statements.

(4)
Fiscal 2002 results include COLONIAL CRAFT operations since the acquisition date of February 12, 2002. See Note 2 to the financial statements.

Net Sales by Product Information

	Years Ended October 31,
	2003	2002	2001
	(In thousands)
Net Sales
Engineered Steel Bars	$393,505	$365,393	$330,692
Aluminum Mill Sheet Products	406,287	383,864	361,660
Window and Door Components	156,422	150,992	123,386
Extruded and Fabricated Products	75,001	94,138	108,615

Total	$1,031,215	$994,387	$924,353

Geographic Information

	Years Ended October 31,
	2003	2002	2001
	(In thousands)
Net Sales
United States	$956,669	$930,734	$870,163
Mexico	22,151	19,242	16,148
Canada	37,611	32,797	26,176
Asian countries	9,917	7,882	7,128
European countries	4,168	3,533	4,315
Other foreign countries	699	199	423

Total	$1,031,215	$994,387	$924,353

        Net sales by geographic region is attributed to countries based on the location of the customer. Operations of the Company and all identifiable assets are located in the United States.

13.   Preferred Stock Purchase Rights

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

14.   Stock Repurchase Program and Treasury Stock

        In December 1999, Quanex announced that its Board of Directors approved a program to repurchase up to 2 million shares of the Company's common stock in the open market or in privately negotiated transactions.

        During the fiscal year ended October 31, 2001, the Company repurchased 119,000 shares at a cost of $2.2 million. The cost of treasury shares of $12.7 million at October 31, 2001 was reflected as a reduction of stockholders' equity in the balance sheet.

        The stock purchase program was suspended and no treasury shares were purchased during fiscal 2002. A majority of the 633,935 shares held in treasury at October 31, 2001 were reissued through stock option exercises or other compensation plans during fiscal 2002, leaving no shares in treasury as of October 31, 2002.

        On December 5, 2002, the Board of Directors approved another program to purchase up to a total of 1 million shares of its common stock in the open market or in privately negotiated transactions. During the year ended October 31, 2003, the Company repurchased 438,600 shares at a cost of approximately $13.5 million. These shares were placed in treasury. During the year ended October 31, 2003, 161,677 of these shares were used for the exercise of options. There are currently 294,803 shares in treasury stock with a remaining carrying value of approximately $9.2 million.

15.   Restricted Stock and Stock Option Plans

Key Employee and Non-Employee Director Plans:

        The Company has restricted stock and stock option plans which provide for the granting of common shares or stock options to key employees and non-employee directors.

Restricted Stock Plans

        Under the Company's restricted stock plans, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period. Upon issuance of stock under the plan, unearned compensation equal to the market value at the date of grant is charged to stockholders' equity and subsequently amortized to expense over the restricted period. There were 3,000, 0 and 44,000 restricted shares granted in 2003, 2002 and 2001, respectively. The amount charged to compensation expense in 2003, 2002 and 2001 was $294,000, $479,000 and $368,000, respectively, relating to amortization of restricted stock granted in 2003 and prior years. In December 2003, subsequent to the fiscal year ended October 31, 2003, the Company granted 23,800 restricted shares to certain officers and directors.

Stock Option Plans

        Under the Company's option plans, options are granted at prices determined by the Board of Directors which may not be less than the fair market value of the shares at the time the options are granted. Unless otherwise provided by the Board at the time of grant, options become exercisable in one-third increments maturing cumulatively on each of the first through third anniversaries of the date of grant and must be exercised no later than ten years from the date of grant. Effective December 5, 2002, the 1996 Employee Plan (the "1996 Plan") was amended to add non-employee Directors as eligible participants under that plan. This amendment also increased the number of shares available for options and restricted stock awards under the 1996 Plan by 1,200,000 shares. There were 1,348,633,        391,597 and 388,145 shares available for granting of options at October 31, 2003, 2002, and 2001, respectively. The exercise price for the outstanding options as of October 31, 2003 range from $18.19 to $40.05 per share.

        Stock option transactions for the three years ended October 31, 2003, were as follows:

	Shares Exercisable	Shares Under Option	Average Price Per Share
Balance at October 31, 2000	1,139,546	1,622,103	$22

Granted		382,000	24
Exercised		(70,048)	20
Cancelled		(23,751)	21

Balance at October 31, 2001	1,291,129	1,910,304	$23

Granted		15,000	36
Exercised		(1,085,250)	23
Cancelled/Lapsed		(18,452)	22

Balance at October 31, 2002	489,366	821,602	$23

Granted		285,500	32
Exercised		(180,936)	22
Cancelled/Lapsed		(45,536)	27

Balance at October 31, 2003	504,535	880,630	$25

        In November and December 2003, subsequent to the fiscal year ended October 31, 2003, the Company granted 173,100 options to certain officers and employees at an average exercise price of $39.60 per share.

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

        Options become exercisable in one-third increments maturing cumulatively on each of the first through third anniversaries of the date of the grant and must be exercised no later than 10 years from the date of grant. No options may be granted under the plan after June 22, 1997. There were no shares available for granting of options at October 31, 2003, 2002, or 2001. The exercise price of the all of the shares outstanding as of October 31, 2003 was $19.88. Stock option transactions for the three years ended October 31, 2003, were as follows:

	Shares Exercisable	Shares Under Option	Average Price Per Share
Balance at October 31, 2000	20,000	20,000	$20

Granted		—	—
Exercised		—	—
Cancelled		—	—

Balance at October 31, 2001	20,000	20,000	$20

Granted		—	—
Exercised		(15,000)	20
Cancelled		—	—

Balance at October 31, 2002	5,000	5,000	$20

Granted		—	—
Exercised		—	—
Cancelled		—	—

Balance at October 31, 2003	5,000	5,000	$20

1989 Non-Employee Directors Plan

        The Company's 1989 Non-employee Directors stock option plan provides for the granting of stock options to non-employee Directors to purchase up to an aggregate of 210,000 shares of common stock. Each non-employee Director as of December 6, 1989 was granted an option to purchase 3,000 shares of common stock at a price per share of common stock equal to the fair market value of the common stock as of the date of grant. Also, each non-employee Director who is a director of the Company on any subsequent October 31, while the plan is in effect and shares are available for the granting of options hereunder, shall be granted on such October 31, an option to purchase 3,000 shares of common stock at a price equal to the fair market value of the common stock as of such October 31. During 1998, the Board of Directors passed a resolution, which decreased the number of options to be granted annually as prescribed above from 3,000 to 2,000. Options become exercisable at any time commencing six months after the grant and must be exercised no later than 10 years from the date of grant. No option may be granted under the plan after December 5, 1999. There were no shares available for granting of options at October 31, 2003, 2002 or 2001. The exercise price of the options outstanding as of October 31, 2003 ranged from $16.88 to $28.50.

        Stock option transactions for the three years ended October 31, 2003, were as follows:

	Shares Exercisable	Shares Under Option	Average Price Per Share
Balance at October 31, 2000	135,000	135,000	$23

Granted		—	—
Exercised		(14,000)	20
Cancelled		(6,000)	22

Balance at October 31, 2001	115,000	115,000	$24

Granted		—	—
Exercised		(51,000)	23
Cancelled		(3,000)	19

Balance at October 31, 2002	61,000	61,000	$25

Granted		—	—
Exercised		(11,000)	22
Cancelled		—	—

Balance at October 31, 2003	50,000	50,000	$25

1997 Non-Employee Directors Plan

        The Company's 1997 Non-Employee Directors stock option plan provided for the granting of stock options to non-employee Directors to purchase up to an aggregate of 400,000 shares of common stock. On December 5, 2002 the Company elected to terminate future grants of options under this plan. There were two types of grants under this plan which are described as follows:

Automatic Annual Grants

        While this plan was in effect and shares were still available for the granting of options hereunder, each non-employee Director who was a director of the Company on October 31 and who had not received options under the 1989 Non-Employee Director plan would be granted on such October 31, an option to purchase such number of shares of common stock as is determined by the Board of Directors at a price equal to the fair market value of the common stock as of such October 31. These options are exercisable in full immediately upon the date of grant.

New Director Grants

        While this plan was in effect and shares were still available for the granting of options hereunder, there would be granted to each non-employee Director who was not granted an option under the 1987 Non-Employee Director Stock Option Plan as of the date upon which such director shall have continuously served as a director of the Company for a period of one year an option to purchase such number of Quanex Corporation shares of stock as is determined by the Board of Directors. These Plan options become exercisable in one-third increments maturing cumulatively on each of the first through third anniversaries of the date of the grant and must be exercised no later than 10 years from the date of grant.

        There were 0, 332,000 and 350,000 shares available for granting of options at October 31, 2003, 2002 and 2001, respectively. The exercise price of the options outstanding as of October 31, 2003 ranged from $18.25 to $35.85. Stock option transactions for the three years ended October 31, 2003, were as follows:

	Shares Exercisable	Shares Under Option	Average Price Per Share
Balance at October 31, 2000	25,333	36,000	$21

Granted		14,000	26
Exercised		—	—
Cancelled		—	—

Balance at October 31, 2001	44,666	50,000	$22

Granted		18,000	36
Exercised		(15,000)	21
Cancelled		—	—

Balance at October 31, 2002	47,000	53,000	$27

Granted		—	—
Exercised		(6,000)	18
Cancelled		—	—

Balance at October 31, 2003	43,000	47,000	$28

16.   Financial Instruments and Risk Management

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

        In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The provisions of this statement are effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The Company does not anticipate any material impact on the Company's financial position, results of operations, or cash flows as a result of adoption.

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

        Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect gross margins from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect on the Company. Where firm price sales commitments are matched with LME contracts, the Company is subject to the ineffectiveness of LME contracts to perfectly hedge raw material prices.

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

        The Company adopted SFAS No. 133 effective November 1, 2000 recording a derivative liability of $372 thousand representing the fair value of these contracts as of that date. A corresponding amount, net of taxes of $145 thousand, was recorded in other comprehensive income.

        At October 31, 2001, open LME contracts covered notional volumes of 45.4 million pounds and had a fair value net loss of approximately $1.8 million, which was recorded as part of other current and non-current assets and liabilities in the financial statements. During the years ended October 31, 2003 and 2002, Nichols Aluminum primarily used firm price raw material purchase commitments instead of LME forward contracts to lock in raw material prices. At October 31, 2002, the Company had no open LME forward contracts and therefore no asset or liability associated with metal exchange derivatives. At October 31, 2003, two open LME contracts covered notional volumes of 1.3 million pounds and had a fair value net loss of approximately $46 thousand, which was recorded as part of other current assets and other current liabilities in the financial statements.

        The effective portion of the gains and losses related to the customer specific forward LME contracts designated as hedges are reported in other comprehensive income. These gains and losses are reclassified into earnings in the periods in which the related inventory is sold. Gains and losses on these customer specific hedge contracts, including amounts related to hedge ineffectiveness, are reflected in "Cost of sales" in the income statement. For the years ended October 31, 2003, 2002 and 2001, net gains of $14 thousand, $136 thousand and a net loss of $283 thousand, respectively, were recognized in "Cost of sales" representing the amount of the hedges' ineffectiveness. No components of these gains and losses were excluded from the assessment of hedge effectiveness. Additionally, no hedge contracts were discontinued due to the determination that the original forecasted transaction would not occur. Accordingly, there was no income statement impact related to that action.

        The entire amount of gains and losses of the non-customer specific forward LME contracts not designated as hedges were reflected in "Cost of sales" in the income statement in the period in which they occurred. These gains and losses included the changes in fair market value during the period for all open and closed contracts.

Interest Rate Swap Agreements

        In fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100 million of its variable rate debt under the Bank Agreement Revolver to fixed rate. The Company's risk management policy related to these swap agreements is to hedge the exposure to interest rate movements on a portion of its long-term debt. Under the swap agreements, payments are made based on a fixed rate ($50 million at 7.025% and $50 million at 6.755%) and received on a LIBOR based variable rate (1.82% at October 31, 2002). Differentials to be paid or received under the agreements are recognized as interest expense. The agreements matured in 2003. The Company has designated the interest rate swap agreements as cash flow hedges of future interest payments on its variable rate debt under the Bank Agreement Revolver.

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

        The fair value of the swaps as of October 31, 2003, 2002 and 2001 was $0, a loss of $4.0 million and a loss of $7.3 million, respectively, which is recorded in other current liabilities. Gains and losses related to the swap agreements will be reclassified into earnings in the periods in which the related hedged interest payments are made. Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, are reflected in "Interest expense" in the income statement. Net losses of $157 thousand, $386 thousand and $730 thousand, were recorded as interest expense in the years ended October 31, 2003, 2002 and 2001, respectively, representing the amount of the hedge's ineffectiveness. No components of the swap instruments' losses were excluded from the assessment of hedge effectiveness.

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

        With the execution of the Bank Agreement in November 2002, the interest rate swaps no longer qualified as a hedge. As a result, the Company discontinued hedge accounting under SFAS No. 133 on the swaps after the effective date of the Bank Agreement and reclassified the related portion of other comprehensive income ($2.1 million) to interest expense in the fiscal quarter and year ended October 31, 2002.

        The interest rate swap agreements were effective until July 29, 2003 and the final interest settlement payment was made at that time. As of October 31, 2003, there were no open swap agreement contracts and therefore no asset or liability reflected on the balance sheet. A net loss of $2 thousand was recorded in interest expense in the year ended October 31, 2003, representing the change in the fair market value of the swap agreements since October 31, 2002.

Other Financial Assets and Liabilities

        The fair values of the Company's financial assets approximate the carrying values reported on the consolidated balance sheet. The fair value and carrying value of long-term debt was $19.8 million and $75.6 million, as of October 31, 2003 and 2002, respectively. The fair value of long-term debt was based on the quoted market price, recent transactions, or based on rates available to the Company for instruments with similar terms and maturities.

17.   Leases

        Quanex has operating leases for certain real estate and equipment. Rental expense for the years ended October 31, 2003, 2002 and 2001 was $2.2 million, $2.2 million and $2.1 million, respectively.

        Future minimum payments as of October 31, 2003, by year and in the aggregate under operating leases having non-cancelable lease terms in excess of one year were as follows (in thousands):

Operating Leases
2004	$2,063
2005	1,522
2006	1,176
2007	1,012
2008	648
Thereafter	462

Total	$6,883

18.   Contingencies

        Quanex is subject to loss contingencies arising from federal, state, and local environmental laws. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. Costs of future expenditures for environmental remediation are not discounted to their present value. When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of companies participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company's alleged connections. It is management's opinion that the Company has established appropriate reserves for environmental remediation obligations at several of its plant sites and disposal facilities. Those amounts are not expected to have a material adverse effect on the Company's financial condition. Total remediation reserves, at October 31, 2003, were approximately $16.8 million. These reserves include, without limitation, the Company's best estimate of liabilities related to costs for further investigations, environmental remediation, and corrective actions related to the acquisition of Piper Impact, the acquisition of Nichols Aluminum Alabama and the Company's former Tubing Operations. Actual cleanup costs at the Company's current plant sites, former plants, and disposal facilities could be more or less than the amounts accrued for remediation obligations. Because of uncertainties as to the extent of environmental impact and concurrence of governmental authorities, it is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals that would be material to Quanex's financial statements because of uncertainties as to the extent of environmental impact and concurrence of governmental authorities.

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

19.   SUBSEQUENT EVENTS

        On September 30, 2003 the Company announced that it signed a definitive purchase agreement with North Star Steel, a subsidiary of Cargill, Incorporated, to purchase the net assets of North Star's Monroe, Michigan based manufacturing facility in a cash transaction. The Company expects to close the transaction during its fiscal quarter ending January 31, 2004. North Star Steel—Monroe, located in Monroe, Michigan, is a scrap-based mini-mill producer of special bar quality and engineered steel bars primarily serving the light vehicle and heavy-duty truck markets. The facility, with revenues of approximately $175 million, can produce over 500,000 tons of bars in diameters from 0.5625" to 3.25". The facility employs approximately 380 employees. The operation will become part of Quanex's vehicular products segment and will be renamed MACSTEEL Monroe.

        On November 21, 2003 the Company announced that it had signed a definitive purchase agreement to purchase the stock of TruSeal Technologies, Inc., in a cash transaction. The Company expects to close the transaction during its fiscal quarter ending January 31, 2004. TruSeal, headquartered in Beachwood, Ohio, manufactures and markets a full line of patented, flexible insulating glass spacer systems and sealants for wood, vinyl and aluminum windows. The product separates and seals glass within the window frame and acts as a thermal barrier to conserve energy. TruSeal's revenue for calendar year 2003 is expected to be approximately $80 million and they employ about 300 employees. The operation will become part of Quanex's building products segment.

        These acquisitions will be financed through borrowings under the Company's existing Bank Agreement as amended on December 19, 2003. (See Note 10.)

QUANEX CORPORATION

SUPPLEMENTARY FINANCIAL DATA

Quarterly Results of Operations (Unaudited)

        The following sets forth the selected quarterly information for the years ended October 31, 2003 and 2002.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share amounts)
2003:
Net sales	$229,509	$254,610	$260,277	$286,819
Gross profit	23,409	29,234	31,120	34,113
Net income	6,783	9,365	13,623	13,116
Earnings per share:
Basic earnings per share	$.41	$.58	$.85	$.82
Diluted earnings per share	.41	.58	.84	.80
2002:
Net sales	$204,243	$249,500	$266,891	$273,753
Gross profit	22,305	34,123	39,493	43,289
Net income	5,460	10,632	24,337	15,053
Earnings per share:
Basic earnings per share	$0.41	$0.77	$1.56	$0.92
Diluted earnings per share	0.39	0.70	1.42	0.97

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Costs & Expenses	Write-offs	Other	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended October 31, 2003	$6,877	$722	$(384)	$7	$7,222
Year ended October 31, 2002	$8,953	$1,113	$(3,227)	$38	$6,877
Year ended October 31, 2001	$11,240	$868	$(3,213)	$58	$8,953

Quarterly Financial Results
(from continuing operations)

	2003	2002	2001
Net Sales ($ millions)
January	229.5	204.2	199.9
April	254.6	249.5	220.3
July	260.3	266.9	248.1
October	286.8	273.8	256.0

Total	1,031.2	994.4	924.3

Gross Profit ($ millions)
January	23.4	22.3	20.8
April	29.2	34.1	23.8
July	31.1	39.5	32.8
October	34.1	43.3	37.9

Total	117.8	139.2	115.3

Income from Continuing Operations ($ millions)
January	6.8	5.5	4.0
April	9.4	10.6	4.3
July(1)(2)	13.6	24.3	9.6
October	13.1	15.0	11.2

Total	42.9	55.4	29.1

Income from Continuing Operations Per Basic Common Share ($)
January	.41	.41	.30
April	.58	.77	.32
July(1)(2)	.85	1.56	.72
October	.82	.92	.84
Fiscal Year	2.65	3.74	2.18
Quarterly Common Stock Dividends ($)
January	.17	.16	.16
April	.17	.16	.16
July	.17	.16	.16
October	.17	.16	.16

Total	.68	.64	.64

Common Stock Sales Price (High & Low—$)
January	37.55	29.64	21.00
	29.12	25.71	16.38
April	33.49	38.35	21.15
	27.93	28.63	17.35
July	33.49	44.19	27.55
	28.59	31.01	20.70
October	40.60	40.55	27.48
	29.94	33.18	20.75

(1)
Fiscal 2002 third quarter income from continuing operations includes a retired executive life insurance benefit of $9.0 million.

(2)
Fiscal 2003 third quarter income from continuing operations includes a retired executive life insurance benefit of $2.2 million.

Item 9.    Change in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

        As of the end of the period covered by this report, Quanex management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The Company has a Code of Ethics (the "Code") that applies to all employees, executive officers including the chief executive officer, principal financial officer and principal accounting officer and directors of the Company that includes provisions covering conflicts of interest, ethical conduct, compliance with applicable government laws, rules and regulations, and accountability for adherence to the Code.

        The Company's Board of Directors has adopted Corporate Governance Guidelines and charters for the Audit, Compensation and Management Development, and Nominating and Corporate Governance Committees of the Board of Directors.

        You can obtain a printed copy of any of the materials referenced above at the following address:

      Quanex Corporation
      1900 West Loop South, Suite 1500
      Houston, TX 77027
      713-961-4600

        The Company's Board of Directors has determined that at least one person serving on its Audit Committee is an "audit committee financial expert" as defined under Item 401(h) of Regulation S-K. Mr. Barger, Mr. Ross and Mr. Wellek, all members of the Audit Committee, are audit committee financial experts and are independent as set forth in Item 7(d)(3)(iv) of schedule 14A under the Exchange Act.

        Pursuant to General Instruction G(3) to Form 10-K, additional information on directors and executive officers of the Registrant is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2003.

Item 11.    Executive Compensation

        Pursuant to General Instruction G(3) to Form 10-K, information on executive compensation is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Pursuant to General Instruction G(3) to Form 10-K, information on security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2003.

Item 13.    Certain Relationships and Related Transactions

        Pursuant to General Instruction G(3) to Form 10-K, information on certain relationships and related transactions is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2003.

Item 14.    Principal Accountant Fees and Services

        Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for the first fiscal year ending after December 15, 2003.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

		Page
1.	Financial Statements
	Responsibility for Financial Reporting	30
	Independent Auditors' Report	31
	Consolidated Balance Sheets	32
	Consolidated Statements of Income	33
	Consolidated Statements of Stockholders' Equity	34
	Consolidated Statements of Cash Flow	36
	Notes to Consolidated Financial Statements	37
2.	Financial Statement Schedule
	Schedule II—Valuation and qualifying accounts	68
Schedules not listed or discussed above have been omitted as they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.
3.	Exhibits	72

Exhibit Number	Description of Exhibits
2.1
Asset Purchase Agreement dated July 31, 1996, among the Company, Piper Impact, Inc., a Delaware corporation, Piper Impact, Inc., a Tennessee corporation, B. F. Sammons and M. W. Robbins, filed as Exhibit 2.1 of the Company's Report on Form 8-K (Reg. No. 001-05725), dated August 9, 1996, and incorporated herein by reference.
2.2
Stock Purchase Agreement dated April 18, 1997, by and among Niagara Corporation, Niagara Cold Drawn Corp., and Quanex Corporation filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (Reg. No. 001-05725), dated May 5, 1997, and incorporated herein by reference.
2.3
Purchase Agreement dated December 3, 1997, among Quanex Corporation, Vision Metals Holdings, Inc., and Vision Metals, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (Reg. No. 001-05725), dated December 3, 1997, and incorporated herein by reference.
2.4
Acquisition Agreement and Plan of Merger, dated October 23, 2000, between Quanex Corporation ("Company"), Quanex Five, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and Temroc Metals, Inc., a Minnesota corporation, filed as Exhibit 2.1 to the Company's Report on Form 8-K (Reg. No. 001-05725), dated November 30, 2000, and incorporated herein by reference.
2.5
First Amendment to Agreement and Plan of Merger dated November 15, 2000 between Quanex Corporation ("Company"), Quanex Five, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and Temroc Metals, Inc., a Minnesota corporation, filed as Exhibit 3.1 to the Company's Report on Form 8-K (Reg. No. 001-05725), dated November 30, 2000 and incorporated herein by reference.
*2.6
Stock Purchase Agreement dated November 21, 2003, by and among Kirtland Capital Partners II L.P., Kirtland Capital Company II LLC, TruSeal Investments Ltd., the other stockholders of TruSeal Technologies, Inc., and Quanex Corporation. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to this Stock Purchase Agreement have not been filed with this exhibit. The schedules contain various items relating to the assets of the corporation being acquired and the representations and warranties made by the parties to the agreement. The registrant agrees to furnish supplementally any omitted schedule to the SEC upon request.
*2.7
Amended and Restated Asset Purchase and Sale Agreement dated December 23, 2003, by and between North Star Steel Company, MACSTEEL Monroe, Inc. (formerly Quanex Two, Inc.), and Quanex Corporation. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to this Amended and Restated Asset Purchase and Sale Agreement have not been filed with this exhibit. The schedules contain various items relating to the assets of the business being acquired and the representations and warranties made by the parties to the agreement. The registrant agrees to furnish supplementally any omitted schedule to the SEC upon request.
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
4.3
Revolving Credit Agreement dated as of November 26, 2002, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks filed as Exhibit 4.4 to the Registrant's Annual Report on Form 10-K dated October 31, 2003, and incorporated herein by reference. Certain schedules and exhibits to this Revolving Credit Agreement have not been filed with this exhibit. The Company agrees to furnish supplementally any omitted schedule or exhibit to the SEC upon request.
4.4
First Amendment to Security Agreement, dated February 17, 2003, effective November 26, 2002, filed as Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) dated January 31, 2003 and incorporated herein by reference.
*4.5
Consent and First Amendment to Revolving Credit Agreement dated December 19, 2003, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the Banks. Certain schedules and exhibits to this Consent and First Amendment to Revolving Credit Agreement have not been filed with this exhibit. The Company agrees to furnish supplementally any omitted schedule or exhibit to the SEC upon request.
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
†10.24
Agreement to Freeze the Quanex Corporation Non-Employee Director Retirement Plan, effective December 5, 2002, filed as Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the fiscal quarter ended April 30, 2003 and incorporated herein by reference

†10.25
Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, filed as Exhibit 10.19 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1996, and incorporated herein by reference.
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
†10.29
Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective July 1, 2000 filed as Exhibit 10.28 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2000 and incorporated herein by reference.
†10.30
Amendment to the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective December 5, 2002, filed as Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the fiscal quarter ended April 30, 2003 and incorporated herein by reference.
†10.31	Quanex Corporation Deferred Compensation Trust filed as Exhibit 4.8 of the Registrant's Registration Statement on Form S-3, Registration No. 333-36635, and incorporated herein by reference.
†10.32
Amendment to Quanex Corporation Deferred Compensation Trust, dated December 9, 1999, filed as Exhibit 10.29 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.33
Amendment and restatement of the Quanex Corporation Deferred Compensation Plan, effective November 1, 2001 filed as Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q dated March 7, 2002, and incorporated herein by reference.
†10.34
Quanex Corporation 1997 Non-Employee Director Stock Option Plan filed as Exhibit 10.21 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1997 and incorporated herein by reference.
†10.35
Amendment to Quanex Corporation 1997 Non-Employee Director Stock Option Plan, dated December 9, 1999, filed as Exhibit 10.31 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.36
Agreement to Terminate the Quanex Corporation 1997 Non-Employee Director Stock Option Plan, effective December 5, 2002, filed as Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the fiscal quarter ended April 30, 2003 and incorporated herein by reference.

†10.37
Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) as amended and restated, dated October 20, 1999, filed as Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725), dated June 11, 2001.
†10.38
Amendment to Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) dated December 9, 1999, filed as Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725), dated June 11, 2001 and incorporated herein by reference.
†10.39
Amendment to Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) effective July 1, 2000, filed as Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-05725), dated June 11, 2001 and incorporated herein by reference.
†10.40
Amendment to the Quanex Corporation 1997 Key Employee Stock Option Plan effective October 25, 2001, filed as Exhibit 10.36 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 2001 and incorporated herein by reference.
†10.41
Quanex Corporation Long-Term Incentive Plan effective November 1, 2001, filed as Exhibit 10.37 of the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 2001 and incorporated herein by reference.
†10.42
Letter Agreement between Quanex Corporation and Raymond A. Jean, dated February 14, 2001, filed as Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q, dated March 7, 2002 and incorporated herein by reference.
10.43
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
10.45
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
10.49
Lease Agreement between Cabot Industrial Properties, L.P. and Quanex Corporation dated August 30, 2002, filed as Exhibit 10.52 to the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 2003 and incorporated herein by reference.
*21	Subsidiaries of the Registrant.
*23	Consent of Deloitte & Touche LLP.
*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).
*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).
*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)
Reports on Form 8-K

        On September 30,2003, the Company filed a Current Report on Form 8-K which included a press release announcing definitive agreement to purchase Cargill's North Star Steel—Monroe Facility.

        On November 24, 2003, the Company filed a Current Report on Form 8-K which included a press release announcing definitive agreement to purchase the stock of TruSeal Technologies, Inc.

        On December 4, 2002, the Company filed a Current Report on Form 8-K which included a press release reporting its earnings results for the fourth quarter and fiscal year ended October 31, 2003. The press release was incorporated by reference as Exhibit 99.1 to that filing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANEX CORPORATION
By:	/s/ RAYMOND A. JEAN Raymond A. Jean Chairman of the Board, President and Chief Executive Officer	December 22, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ RAYMOND A. JEAN Raymond A. Jean	Chairman of the Board, President and Chief Executive Officer	December 22, 2003
/s/ DONALD G. BARGER, JR. Donald G. Barger, Jr.	Director	December 22, 2003
/s/ VINCENT R. SCORSONE Vincent R. Scorsone	Director	December 22, 2003
/s/ MICHAEL J. SEBASTIAN Michael J. Sebastian	Director	December 22, 2003
/s/ RUSSELL M. FLAUM Russell M. Flaum	Director	December 22, 2003
/s/ SUSAN F. DAVIS Susan F. Davis	Director	December 22, 2003
/s/ JOSEPH J. ROSS Joseph J. Ross	Director	December 22, 2003
/s/ RICHARD L. WELLEK Richard L. Wellek	Director	December 22, 2003
/s/ TERRY M. MURPHY Terry M. Murphy	Vice President—Finance Chief Financial Officer (Principal Financial Officer)	December 22, 2003
/s/ RICARDO ARREDONDO Ricardo Arredondo	Vice President and Controller (Principal Accounting Officer)	December 22, 2003

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
RESPONSIBILITY FOR FINANCIAL REPORTING
INDEPENDENT AUDITORS' REPORT
QUANEX CORPORATION CONSOLIDATED BALANCE SHEETS
QUANEX CORPORATION CONSOLIDATED STATEMENTS OF INCOME
QUANEX CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
QUANEX CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOW
QUANEX CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUANEX CORPORATION SUPPLEMENTARY FINANCIAL DATA
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Quarterly Financial Results (from continuing operations)
  Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES