Form 10-K/A
period 2003-10-31
QUANEX CORP
filed 2003-12-30
CIK 276889

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

        This amendment to Quanex Corporation's Annual Report on Form 10-K for the fiscal year ended October 31, 2003, as filed by Quanex Corporation on December 29, 2003, is being filed for the sole purpose of correcting a typographical error made to the date of the Independent Auditors' Consent on Exhibit 23.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit Number	Description of Exhibits
*23	Consent of Deloitte & Touche LLP.
*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).
*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*
Filed herewith

1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANEX CORPORATION
By:	/s/ TERRY M. MURPHY Terry M. Murphy Vice President—Finance Chief Financial Officer (Principal Financial Officer)	December 30, 2003

2

QuickLinks

EXPLANATORY NOTE
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES