Form 10-Q
period 2004-01-31
QUANEX CORP
filed 2004-03-11
CIK 276889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2004
Common Stock, par value $0.50 per share	16,421,724

QUANEX CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

QUANEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2004	October 31, 2003
	(In thousands)
ASSETS
Current assets:
Cash and equivalents	$10,182	$22,108
Accounts and notes receivable, net of allowance for doubtful accounts of $7,489 and $7,222	149,735	123,185
Inventories	125,436	79,322
Deferred income taxes	10,033	6,366
Other current assets	6,576	1,750
Total current assets	301,962	232,731
Property, plant and equipment, net	423,973	335,904
Goodwill, net	137,730	66,436
Cash surrender value insurance policies, net	25,061	24,536
Intangible assets	29,283	2,755
Other assets	5,777	3,501
	$923,786	$665,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,728	$89,435
Accrued liabilities	47,647	39,209
Income taxes payable	7,043	7,381
Current maturities of long-term debt	3,727	3,877
Other current liabilities	—	46
Total current liabilities	176,145	139,948
Long-term debt	225,902	15,893
Deferred pension credits	945	8,323
Deferred postretirement welfare benefits	7,824	7,845
Deferred income taxes	41,446	34,895
Other liabilities	15,962	13,800
Total liabilities	468,224	220,704

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding – none	—	—
Common stock, $.50 par value, shares authorized 50,000,000; issued 16,526,059 and 16,519,271	8,263	8,260
Additional paid-in-capital	188,924	187,114
Retained earnings	266,079	264,067
Unearned compensation	(903)	(164)
Accumulated other comprehensive income	(3,656)	(3,641)
	458,707	455,636
Less common stock held by rabbi trust, 54,443 and 47,507 shares	(1,595)	(1,317)
Less cost of shares of common stock in treasury, 49,892 and 294,803 shares	(1,550)	(9,160)
Total stockholders’ equity	455,562	445,159
	$923,786	$665,863

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended January 31,
	2004	2003
	(In thousands, except per share amounts)

Net sales	$281,156	$229,509
Cost and expenses:
Cost of sales	245,086	194,525
Selling, general and administrative expense	13,108	12,855
Depreciation and amortization	12,730	12,014
Gain on sale of land	(454)	—
Operating income	10,686	10,115
Other income (expense):
Interest expense	(820)	(975)
Other, net	335	1,459
Income before income taxes	10,201	10,599
Income tax expense	(3,774)	(3,816)

Net income attributable to common stockholders	$6,427	$6,783

Earnings per common share:
Basic net earnings	$0.39	$0.41
Diluted net earnings	$0.39	$0.41

Weighted average number of shares outstanding:
Basic	16,318	16,406
Diluted	16,589	16,648

Cash dividends per share	$0.17	$0.17

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended January 31,
	2004	2003
	(In thousands)
Operating activities:
Net income	$6,427	$6,783
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of property	(454)	—
Depreciation and amortization	12,838	12,107
Deferred income taxes	1,501	1,254
Deferred pension and postretirement benefits	(7,399)	(2,560)

Changes in assets and liabilities net of effects from acquisitions and dispositions:
Decrease (increase) in accounts and notes receivable	(1,790)	12,412
Increase in inventory	(6,416)	(10,041)
Increase in accounts payable	6,370	2,631
Increase (decrease) in accrued liabilities	2,380	(9,461)
Increase (decrease) in income taxes payable	(487)	2,341
Other, net	(2,078)	(3,476)
Cash provided by operating activities	10,892	11,990

Investment activities:
Acquisitions, net of cash acquired	(231,913)	—
Proceeds from sale of property	637	—
Capital expenditures, net of retirements	(4,166)	(8,520)
Other, net	(602)	(1,147)
Cash used for investing activities	(236,044)	(9,667)

Financing activities:
Bank borrowings (repayments), net	210,000	(5,000)
Purchase of Quanex common stock	—	(6,711)
Common stock dividends paid	(2,789)	(2,638)
Issuance of common stock, net	6,715	810
Other, net	(709)	(1,642)
Cash used for financing activities	213,217	(15,181)
Effect of exchange rate changes on cash equivalents	9	—
Decrease in cash and equivalents	(11,926)	(12,858)

Cash and equivalents at beginning of period	22,108	18,283
Cash and equivalents at end of period	$10,182	$5,425

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$301	$908
Cash paid during the period for income taxes	1,503	296
Cash received during the period for income tax refunds	284	13

1.                                      Basis of Presentation

The interim unaudited consolidated financial statements of Quanex Corporation and its subsidiaries (“Quanex” or the “Company”) include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations.  All such adjustments are of a normal recurring nature.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Quanex Corporation 2003 Form 10-K.

2.                                      New Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare. In January 2004, the Financial Accounting Standards Board (“FASB”) FASB Staff Position (“FSP”) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, requires that presently enacted changes in the law that affect the future level of healthcare benefit plan coverage should be considered in the current period measurements of postretirement net periodic benefit cost and accumulated postretirement benefit obligation. As permitted, by FSP FAS 106-1, the Company has elected to defer reflecting the effect of the Act on postretirement net periodic benefit cost and the accumulated postretirement benefit obligation, in the financial statements, due to the fact that specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. The Company is currently evaluating the effect of this Act on its postretirement benefits expense.

In December 2003, the FASB issued the revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). The revised SFAS 132 retains the disclosures required by the original issuance of SFAS 132 and requires additional annual disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations and cash flows. The Company will include the revised SFAS 132 annual disclosures in its Annual Report on Form 10-K for the fiscal year ending October 31, 2004. The revised SFAS 132 also requires additional interim period disclosures, including the components of net periodic benefit cost and changes in planned contributions. The Company is required to include the interim period disclosures of the revised SFAS 132 beginning in the second quarter of 2004.

In December 2003, the FASB issued FASB Interpretation (“FIN”) No. 46(R) Consolidation of Variable Interest Entities. FIN 46(R) replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46(R) are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46(R) for all other entities is effective for the first reporting period ending after March 15, 2004. The Company has no interest in any entity considered a special purpose entity; therefore, the initial adoption of FIN 46(R) did not have an impact on the Company. The Company anticipates the adoption of the provisions of FIN 46(R) in the second quarter of 2004 will not have a material impact on the Company’s financial position, results of operations or cash flows.

3.                                      Stock Based Employee Compensation

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company continues to apply the rules for stock-based compensation contained in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method. The pro forma effect on net income and earnings per share of the fair value based method of accounting for stock-based compensation as required by SFAS No. 123 and SFAS No. 148 “Accounting for the Stock-Based Compensation - Transition and Disclosure” is presented below.

	Three Months Ended January 31,
	2004	2003
	(In thousands)

Net income, as reported	$6,427	$6,783
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(563)	(357)
Pro forma net income	$5,864	$6,426

Earnings per common share:
Basic as reported	$0.39	$0.41
Basic pro forma	$0.36	$0.39
Diluted as reported	$0.39	$0.41
Diluted pro forma	$0.35	$0.39

4.                                      Business Acquisitions

During the first quarter of fiscal 2004, the Company acquired the stock of TruSeal Technologies, Inc. (“TruSeal”) and assets of North Star Steel Monroe (“MACSTEEL Monroe”).  The acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141.  Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisitions and the results of operations were included in the Company’s consolidated financial statements as of the respective effective dates of the acquisitions.  There were no material differences between the Company’s accounting policies and those of TruSeal and North Star Steel Monroe.

TruSeal

On December 31, 2003, the Company completed the acquisition of TruSeal, a manufacturer of patented and trademarked flexible insulating glass spacer systems and sealants for vinyl, aluminum and wood windows.  TruSeal has been integrated into the Engineered Products division within the Building Products segment.  The Company acquired TruSeal to further expand the broad range of high quality components and products currently supplied to existing customers and to provide a level of customer diversification.  TruSeal has a broad presence in the vinyl and aluminum window markets, whereas the Company’s niche is primarily with the wood window OEM’s.  As consideration for the acquisition of all of the outstanding capital stock of TruSeal, the Company paid $113.0 million in cash, subject to a working capital adjustment, and assumed $17.6 million of liabilities.  The Company also incurred $1.4 million in transaction fees, including legal, valuation and accounting fees.

A preliminary allocation of the assets and liabilities acquired and assumed as part of the TruSeal acquisition was completed. The preliminary allocation was based on independent appraisals and management’s estimates of fair value.  The allocation may be subject to change based on final estimates of fair value.  The preliminary allocation of purchase price valued goodwill of $71.3 million, of which

$46.7 million is expected to be deductible for tax purposes.  All $71.3 million of goodwill has been assigned to the Building Products segment.  The preliminary valuation also resulted in $25.6 million of other intangible assets, excluding goodwill, which are being amortized over periods that reflect the pattern in which the economic benefits of the assets are expected to be realized.  Trade names and trademarks of $8.2 million are being amortized over an average estimated useful life of 16 years, patents of $14.8 million are being amortized over an average of 17 years and the remaining intangibles are being amortized over an average of 5 years.  The weighted average useful life of intangible assets, excluding goodwill, created as a result of the TruSeal acquisition is 15 years.  No residual value is estimated for the other intangible assets.

MACSTEEL Monroe

On January 1, 2004, the Company completed the asset purchase of North Star Steel Monroe, a mini-mill steel facility that can produce over 500,000 tons of special bar quality and engineered steel bars in diameters from 0.5625” to 3.25”, which primarily serves the light vehicle and heavy-duty truck markets.  MACSTEEL Monroe has been integrated into MACSTEEL within the Vehicular Products segment.  The Company acquired MACSTEEL Monroe to support and benefit a core business, MACSTEEL, and to expand the range of high quality bar products available to the Company’s customers.  MACSTEEL Monroe’s production of smaller diameter bars complements the Company’s existing 1” to 6” size range and expands the customer base and product offerings.  As consideration for the MACSTEEL Monroe acquisition, the Company paid $115.7 million in cash, subject to a working capital adjustment, and assumed $18.3 million of liabilities.  The Company also incurred $2.0 million in transaction fees, including legal, valuation and accounting fees.

A preliminary allocation of the assets and liabilities acquired and assumed as part of the MACSTEEL Monroe acquisition was completed. The preliminary allocation was based on independent appraisals and management’s estimates of fair value.  The allocation may be subject to change based on final estimates of fair value.  The preliminary allocation of purchase price resulted in no goodwill and $1.2 million of other intangibles, excluding goodwill.  The other intangibles are being amortized over 4 years, which reflects the pattern in which the economic benefits of the assets are expected to be realized.  No residual value is estimated for the other intangible assets.

5.                                      Inventories

Inventories consist of the following:

	January 31, 2004	October 31, 2003
	(In thousands)
Raw materials	$25,497	$18,741
Finished goods and work in process	86,919	51,006
	112,416	69,747
Other	13,020	9,575
	$125,436	$79,322

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	January 31, 2004	October 31, 2003
	(In thousands)
LIFO	$55,769	$54,032
FIFO	69,667	25,290
	$125,436	$79,322

With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $14.6 million as of January 31, 2004 and $13.9 million as of October 31, 2003.

6.                                      Acquired Intangible Assets

Intangible assets consist of the following (in thousands):

	As of January 31, 2004		As of October 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Non-compete Agreements	$313	$136	$313	$119
Patents	15,277	168	443	82
Trademarks	8,230	42	—	—
Customer Relationships	2,491	83	—	—
Other Intangibles	1,201	—	—	—
Total	$27,512	$429	$756	$201

Unamortized intangible assets:
Tradename	$2,200		$2,200

The aggregate amortization expense for the three-month periods ended January 31, 2004 and January 31, 2003 is $233 thousand and $26 thousand, respectively.  Estimated amortization expense for the next five years follows (in thousands):

Fiscal Years Ending October 31,	Estimated Amortization

2004 (remaining nine months)	$1,726
2005	$2,303
2006	$2,294
2007	$2,252
2008	$1,988

7.                                      Earnings Per Share

The computational components of basic and diluted earnings per share are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended January 31, 2004			For the Three Months Ended January 31, 2003
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount

Basic Earnings Per Share Computation	$6,427	16,318	$0.39	$6,783	16,406	$0.41
Effect of Dilutive Securities
Effect of common stock equivalents arising from stock options	—	219		—	181
Effect of common stock held by rabbi trust	—	52		—	61

Diluted Earnings Per Share Computation
Total diluted net earnings	$6,427	16,589	$0.39	$6,783	16,648	$0.41

8.                                      Comprehensive Income

Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, including realized and unrealized gains and losses on derivatives, minimum pension liability adjustments and foreign currency translation adjustments.  Total comprehensive income for the three months ended January 31, 2004 and January 31, 2003 is $6.4 million and $7.1 million, respectively.

9.                                      Long-term Debt

Long-term debt consists of the following:

	January 31, 2004	October 31, 2003
	(In thousands)
“Bank Agreement” Revolver	$220,000	$10,000
Industrial Revenue and Economic Development Bonds, unsecured, principle due in the years 2005 and 2010, bearing interest ranging from 6.50% to 8.375%	1,665	1,665
State of Alabama Industrial Development Bonds	3,293	3,450
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	2,200	2,200
Temroc Industrial Development Revenue Bonds	2,178	2,228
Other	293	227
	$229,629	$19,770
Less maturities due within one year included in current liabilities	3,727	3,877
	$225,902	$15,893

Bank Agreement

In November 2002, the Company entered into a secured $200 million Revolving Credit Agreement (“Bank Agreement”). The Bank Agreement is secured by all Company assets, excluding land and buildings. The Bank Agreement expires November 2005 and provides up to $25 million for standby letters of credit, limited to the undrawn amount available under the Bank Agreement. All borrowings under the Bank Agreement bear interest, at the option of the Company, at either (a) the prime rate or federal funds rate plus one percent, whichever is higher, or (b) a Eurodollar based rate.

On December 19, 2003, the Company executed an agreement with the banks to increase the Bank Agreement revolver from $200 million to $310 million to provide funds necessary for the TruSeal and MACSTEEL Monroe acquisitions, as detailed in Note 4.

The Bank Agreement requires maintenance of certain financial ratios and maintenance of a minimum consolidated tangible net worth. As of January 31, 2004, the Company was in compliance with all current Bank Agreement covenants.

10.                               Industry Segment Information

Quanex has two market-focused segments:  Vehicular Products and Building Products.  The Vehicular Products segment is comprised of MACSTEEL, Piper Impact and Temroc.  The Building Products segment is comprised of Nichols Aluminum and the Engineered Products division.  Below is a presentation of segment disclosure information:

	Three Months Ended January 31,
	2004	2003
	(In thousands)
Net Sales
Vehicular Products(1)	$140,979	$108,932
Building Products(2)	140,177	120,577
Consolidated	$281,156	$229,509

Operating Income (Loss)
Vehicular Products(1)	$8,680	$9,887
Building Products(2)	5,511	4,167
Corporate & Other(3)	(3,505)	(3,939)
Consolidated	$10,686	$10,115

	January 31, 2004	October 31, 2003
	(In thousands)
Identifiable Assets
Vehicular Products(1)	$491,749	$350,767
Building Products(2)	407,641	278,629
Corporate & Other(3)	24,396	36,467
Consolidated	$923,786	$665,863

Goodwill
Vehicular Products	$13,496	$13,496
Building Products(2)	124,234	52,940
Consolidated	$137,730	$66,436

(1)   Fiscal 2004 includes MACSTEEL Monroe operations acquired January 1, 2004.

(2)   Fiscal 2004 includes TruSeal operations acquired December 31, 2003.

(3)   Included in “Corporate & Other” are inter-segment eliminations, consolidated LIFO inventory adjustments, corporate expenses and assets.

11.                               Treasury Stock and Stock Option Exercises

On December 5, 2002, the Board of Directors approved a program to purchase up to a total of one million shares of the Company’s common stock in the open market or in privately negotiated transactions.  At October 31, 2003 there were 294,803 shares in treasury stock with a remaining carrying value of approximately $9.2 million.  During the three months ended January 31, 2004, the Company issued out of treasury stock 214,175 shares for the exercise of options and 30,736 shares to cover deferrals under the Company’s deferred compensation plan and restricted stock issuances.  There are currently 49,892 shares in treasury stock with a remaining carrying value of approximately $1.6 million.

The Company has various restricted stock and stock option plans for key employees and directors as described in its Annual Report on Form 10-K for the fiscal year ended October 31, 2003.  Below is a table summarizing the stock option activity in all plans since October 31, 2003.

	Shares Exercisable	Shares Under Option	Average Price Per Share

Balance at October 31, 2003	602,535	982,630	$26
Granted		194,600	40
Exercised		(220,963)	23
Cancelled / Lapsed		—	—
Balance at January 31, 2004	455,053	956,267	$29

12.                               Financial Instruments and Risk Management

Metal Exchange Forward Contracts

The Company’s aluminum mill sheet products group, Nichols Aluminum, uses various grades of aluminum scrap as well as minimal amounts of prime aluminum ingot as raw materials for its manufacturing process.  The price of this aluminum raw material is subject to fluctuations due to many factors in the aluminum market.  In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers.  In an effort to reduce the risk of fluctuating raw material prices, the Company enters into firm price raw material purchase commitments (which are designated as “normal purchases” under SFAS No. 133) as well as forward contracts on the London Metal Exchange (“LME”).  The Company’s risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company’s committed sales orders, net of fixed price purchase commitments.

Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect gross margins from the effects of changing prices of aluminum.  To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect on margins.  Where firm price sales commitments are matched with LME contracts, the Company is subject to the ineffectiveness of LME contracts to perfectly hedge raw material prices.

During the quarter ended Januray 31, 2004, Nichols Aluminum primarily used firm price raw material purchase commitments instead of LME forward contracts to lock in raw material prices.  At January 31, 2004, the Company had open LME forward contracts covering notional amounts of 496 thousand pounds.  These LME contracts were not designated as hedges and as such, all gains and losses are recorded in the income statement and therefore no asset or liability associated with metal exchange derivatives has been recognized.  Related to these open LME contracts, a loss of $3 thousand was recognized in cost of sales for the three months ended January 31, 2004.

The effective portion of the gains and losses related to the customer specific forward LME contracts designated as hedges are reported in other comprehensive income. These gains and losses are reclassified into earnings in the periods in which the related inventory is sold.  As of January 31, 2004, net losses of approximately $3 thousand ($2 thousand net of taxes) are expected to be reclassified from other comprehensive income into earnings over the next twelve months. Gains and losses on these customer specific hedge contracts, including amounts related to hedge ineffectiveness, are reflected in “Cost of sales” in the income statement. For the three months ended January 31, 2004, nothing was recognized in “Cost of sales” representing the amount of the hedges’ ineffectiveness.

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

The interest rate swap agreements were effective until July 29, 2003 and the final interest settlement payment was made at that time.  During the period from October 31, 2003 to January 31, 2004, there were no open swap agreement contracts and therefore no asset or liability reflected on the balance sheet.

13.                               Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes.  The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits.  It also includes the effect of any valuation allowance expected to be necessary at the end of the year.  The Company’s estimated annual effective tax rate increased to 37% from 36% for the prior year period due to an increase in state tax expense.

14.                               Contingencies

Quanex is subject to loss contingencies arising from federal, state, and local environmental laws.  Environmental expenditures are expensed or capitalized depending on their future economic benefit.  The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals.  Costs of future expenditures for environmental remediation are not discounted to their present value.  When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of companies participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections.  It is management’s opinion that the Company has established appropriate reserves for environmental remediation obligations at all applicable plant sites and disposal facilities.  Those amounts are not expected to have a material adverse effect on the Company’s financial condition. Total remediation reserves, at January 31, 2004, were approximately $16.7 million.  These reserves include, without limitation, the Company’s best estimate of liabilities related to costs for further investigations, environmental remediation, and corrective actions related to the acquisition of Piper Impact, the acquisition of Nichols Aluminum Alabama and the Company’s former Tubing Operations.  Actual cleanup costs at the Company’s current plant sites, former plants, and disposal facilities could be more or less than the amounts accrued for remediation obligations.  Because of uncertainties as to the extent of environmental impact and concurrence of governmental authorities, it is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals that would be material to Quanex’s financial statements because of uncertainties as to the extent of environmental impact and concurrence of governmental authorities.

As reported in the annual report for the year ended October 31, 2003, the Company currently has a case in Tax Court regarding the disallowance of a capital loss realized in 1997.  The Company believes the ultimate resolution of this matter will not have a material impact on its financial position or results of operations.

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

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

The discussion and analysis of Quanex Corporation and its subsidiaries’ (the “Company’s”) financial condition and results of operations should be read in conjunction with the January 31, 2004 and October 31, 2003 Consolidated Financial Statements of the Company and the accompanying notes.

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

Factors exist that could cause the Company’s actual results to differ materially from the expected results described in or underlying our Company’s forward-looking statements.  Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, availability of steel and aluminum scrap, energy costs, interest rates, construction delays, market conditions, particularly in the vehicular, home building and remodeling markets, any material changes in purchases by the Company’s principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company’s successful implementation of its internal operating plans and acquisition strategies, successful integration of recent acquisitions, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings.  Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved.  All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

Consolidated Results of Operations

Summary Information

	Three Months Ended January 31,
	2004		2003
	Dollar Amount	% of Sales	Dollar Amount	% of Sales
	(Dollars in millions)
Net sales	$281.2	100%	$229.5	100%
Cost of sales	245.1	87	194.5	85
Selling, general and administrative	13.1	5	12.9	6
Depreciation and amortization	12.7	4	12.0	5
Gain on sale of land	(0.4)	—	—	—
Operating income	10.7	4	10.1	4%
Interest expense	(0.8)	—	(1.0)	—
Other, net	0.3	—	1.5	1
Income tax expense	(3.8)	(2)	(3.8)	(2)
Net income	$6.4	2%	$6.8	3%

Overview

Net sales for the quarter were $281.2 million, which represents an increase of $51.7 million or 22.5% when compared to the same period last year.  Net sales included one month’s results of $27.4 million from the Company’s acquisitions of TruSeal and MACSTEEL Monroe.  Excluding the impact of the acquisitions, net sales improved 10.6% primarily related to increased volume and to a lesser extent increased average prices.  Demand remained at high levels during the quarter with strong backlogs across all businesses that are measurably higher than the same time a year ago.  Net income was $6.4 million, down 5.9% compared to last year’s record first quarter.  The decline is a direct result of the escalating raw material costs within both business segments.  The increase in steel scrap prices are being driven primarily by a global rebound in manufacturing and demand for steel in addition to increased demand from China and other consumers for scrap metal.  The increases in sales volume and average prices were not sufficient to offset the higher raw material prices.  Diluted earnings per share were $0.39, with TruSeal and MACSTEEL Monroe combining to contribute approximately $0.05 (net of interest expense) of the diluted earnings per share.

Business Segments

Quanex has two market-focused segments:  Vehicular Products and Building Products.  The Vehicular Products segment is comprised of MACSTEEL, Piper Impact and Temroc.  The Vehicular segment’s main market drivers are North American light vehicle builds and to a lesser extent, heavy-duty truck builds.  The Building Products segment is comprised of Nichols Aluminum and the Engineered Products division.  The main market drivers of this segment are residential housing starts and remodeling expenditures.

2004 First Quarter Compared to 2003 First Quarter

Vehicular Products

	Three Months Ended January 31,
Vehicular Products: (1)	2004	2003
	(In millions)
Net sales	$141.0	$108.9
Cost of sales	119.9	87.4
Selling, general and administrative	4.3	4.0
Depreciation and amortization	8.1	7.6
Operating income	$8.7	$9.9
Operating income margin	6.2%	9.1%

Identifiable assets	$491.8	$357.4

(1)          Fiscal 2004 includes MACSTEEL Monroe operations acquired January 1, 2004.

North American light vehicle sales, a primary market driver for the Vehicular Products segment, increased roughly 2% when comparing the first quarter of 2004 to the first quarter of 2003.  Related data indicates North American light vehicle production was flat to last year while heavy-duty truck builds posted gains of roughly 25% versus the same period from a year ago.  MACSTEEL shipments increased nearly 10% excluding the impact of one month of shipments from MACSTEEL Monroe.  MACSTEEL’s strongest market presence is with the “Big 3” automakers and their production continued to trend lower quarter-to-quarter.  MACSTEEL continues to work toward growing share with the New American Manufacturers (“NAMs”) on domestic part sourcing.  The addition of MACSTEEL Monroe and this facility’s expertise in the .5625” to 3.25” steel bar size range will expand MACSTEEL’s customer base and product offering.  MACSTEEL is in a solid position with the backlog up 55.7% on a volume basis compared to a year ago.

Net sales from the Company’s Vehicular Products segment for the three-month period ended January 31, 2004 were $141.0 million, representing an increase of $32.1 million or 29.5% when compared to the same period last year.  Excluding the impact of one month of revenues from MACSTEEL Monroe, net sales were higher than the first quarter of 2003 by 10.8%.  The increase in net sales was primarily a result of the 8.2% increase in volume at MACSTEEL, excluding MACSTEEL Monroe.  Average prices also increased due to growth of the value added MACPLUS products as well as overall price increases from higher steel scrap surcharges that became effective on January 1, 2004.  Piper Impact continued to experience a decline in sales volumes from airbag components and ordnance, which was partially offset by price increases implemented during the first quarter of 2004.

Cost of sales from the Company’s Vehicular Products segment for the three-month period ended January 31, 2004 was $119.9 million, representing an increase of $32.5 million or 37.2% when compared to the same period last year.  The increase is attributable to one month’s costs from MACSTEEL Monroe and an increase in material scrap prices, coupled with an overall increase in volume.  Material scrap prices, primarily steel, escalated during the quarter with the average price up approximately $65 per ton compared to the first quarter of 2003.  Material scrap prices have significantly increased over the past year as a result of an exponential growth in scrap exports due in most part to the large amount of demand by China and other consumers.  Outside of the favorable volume growth the segment has experienced, scrap prices have had the largest impact on increasing the cost of sales.

Selling, general and administrative expenses for the Company’s Vehicular Products segment in the three month period ended January 31, 2004 were $4.3 million, representing an increase of $0.3 million or 7.5% when compared to the same period last year.  Excluding the impact from MACSTEEL Monroe, selling, general and administrative expenses were reduced from last year by 2.4%.  The general trend across all of the businesses was a decline when compared to the same period last year, with the largest percentage decline at Piper Impact as a result of a gradual reduction of expenses throughout 2003, consistent with efforts at reshaping the business organization.

Depreciation and amortization expense from the Company’s Vehicular Products segment increased $0.5 million compared to the same period last year.  Most of the increase is directly related to one month of depreciation expense associated with the assets of MACSTEEL Monroe included in the results as of the date of acquisition.

Operating income from the Company’s Vehicular Products segment for the three-month period ended January 31, 2004 was $8.7 million, representing a decrease of $1.2 million or 12.1% when compared to the same period last year.  Operating income was lower than the first quarter of 2003 due primarily to the impact from escalating material scrap prices, which were only partially offset by one month’s results from MACSTEEL Monroe, increased volume, higher average prices, improved product mix, process improvements, reduced fixed costs and scrap surcharges.  All of the businesses continue to look for ways to reduce costs and improve operating income through increased lean initiatives.

Building Products

	Three Months Ended January 31,
Building Products: (1)	2004	2003
	(In millions)
Net sales	$140.2	$120.6
Cost of sales	124.5	106.2
Selling, general and administrative	5.6	5.9
Depreciation and amortization	4.6	4.3
Operating income	$5.5	$4.2
Operating income margin	3.9%	3.5%

Identifiable assets	$407.6	$284.5

(1) Fiscal 2004 includes TruSeal operations acquired December 31, 2003.

The first fiscal quarter historically is the slowest quarter for both Nichols Aluminum and the Engineered Products division and while inclement weather slowed business somewhat, the momentum in construction activity from 2003 carried over into 2004.  Nichols Aluminum experienced a strong first quarter in terms of volume demand, which was higher than the first quarter of 2003.  This was offset by a decline in margin as costs significantly increased from a year ago due to rising open market and London Metal Exchange (LME) prices for aluminum scrap and ingot.  The Engineered Products division produce record operating income for a first quarter, excluding the favorable impact of the TruSeal acquisition.  In general, business within the Engineered Products division was flat to slightly higher compared to the same time last year, but as a result of continued cost improvement the operating margin increased $0.2 million from the same period last year.  Management believes the acquisition of TruSeal to be an excellent compliment to the current product offerings and will allow the Engineered Products division to expand its catalog of high quality products.  TruSeal’s operations were included in the results beginning on January 1, 2004.

Net sales from the Company’s Building Products segment for the three-month period ended January 31, 2004 were $140.2 million, representing an increase of $19.6 million or 16.3% when compared to the same period last year.  Excluding the impact of one month of revenues from TruSeal, net sales were higher than the first quarter of 2003 by 10.3%.  The increase in net sales was primarily a result of the increased volume at Nichols Aluminum and a slight increase at the Engineered Products division.  Average prices within Nichols remained the same.  Price increases have been announced for the second quarter at Nichols to offset rising raw material prices.

Cost of sales from the Company’s Building Products segment for the three-month period ended January 31, 2004 was $124.5 million, representing an increase of $18.3 million or 17.2% when compared to the same period last year.  The increase is attributable to one month’s costs from TruSeal and an increase in material scrap prices coupled with an overall increase in volume.  Raw material prices, primarily aluminum, escalated during the quarter compared to the first quarter of 2003.  Similar to the Vehicular Products segment, the favorable volume growth this segment has experienced has not been able to offset the escalating raw material prices, which continue to have the largest impact on cost of sales.

Selling, general and administrative expenses for the Company’s Building Products segment in the three month period ended January 31, 2004 were $5.6 million, representing a reduction of $0.3 million or 5.1% when compared to the same period last year.  Excluding the impact from TruSeal, selling, general and administrative expenses actually declined from last year’s first quarter by 21.4%.  Nichols Aluminum experienced reduced selling, general and administrative expenses due to the transfer of some personnel from overhead into operations, thereby moving the corresponding expense to cost of sales.  The Building Products segment also realized lower expenses due to continued process improvements and overall cost controls.

Depreciation and amortization expense from the Company’s Building Products segment increased $0.3 million compared to the same period last year.  Most of the increase is directly related to one month of depreciation and amortization expense associated with the assets of TruSeal included in the results as of the date of acquisition.

Operating income from the Company’s Building Products segment for the three-month period ended January 31, 2004 was $5.5 million, representing an increase of $1.3 million or 31.0% when compared to the same period last year.  Operating income was higher than the first quarter of 2003 due to one month’s results from TruSeal, increased volume, higher average prices, improved product mix, process improvements and reduced fixed costs, all of which more than offset the impact from the higher raw material prices.  Similar to the Vehicular Products segment, all of the businesses remain focused on improving all processes to remain competitive in an increasingly global economy.

Corporate and Other

Corporate level operating expenses, which are not included in the two operating segments mentioned above, were $3.5 million for the three months ended January 31, 2004, which represents a $0.4 million or 11.0% reduction from the same prior year period.  Included in corporate and other are the consolidated LIFO inventory adjustments, corporate office expenses and inter-segment eliminations.  Also included in the first quarter of 2004 was a gain of $0.5 million on the sale of vacant property that has been held for sale for several years.

Interest expense for the three months ended January 31, 2004 was $0.8 million compared to $1.0 million from the same period a year ago.  The reduction in interest expense primarily relates to the interest rate swap agreements that expired on July 29, 2003.  There was no impact from interest rate swaps in the first quarter of 2004 compared to $0.3 million of interest rate swap interest expense in the same period last year.  Interest expense on borrowings increased $0.1 in the three months ending January 31, 2004 compared to the same period of last year due to an increase in the average debt outstanding for the comparative quarters.  The $220 million of borrowings against the revolver outstanding at the end of the first quarter of 2004 were used to finance the acquisitions of TruSeal and MACSTEEL Monroe on January 1, 2004.  Had the $220 million of revolver debt been outstanding during the entire first quarter of 2004, interest expense would have been higher by an estimated $0.9 million.

“Other, net” (on the income statement) for the three months ended January 31, 2004 was $0.3 million of income compared to $1.5 million of income from the same period a year ago.  Reductions to both the annual adjustment and the quarterly accrual of the cash surrender values of Company held life insurance policies resulted in $0.6 million of reduced income.  The remaining decrease was primarily a result of the mark to market impact of the Company’s stock held in the deferred compensation plan.

Outlook

Demand in the Company’s two target markets, vehicular products and building products, continues to be bolstered by a rebounding economy and favorable interest rates.  Business conditions and the economy are expected to continue to gain strength throughout 2004.

In Quanex’s Vehicular Products segment, business activity looks promising going forward; however, the tightening of available scrap supplies and the related unprecedented sharp spikes in scrap prices remain an ongoing concern at MACSTEEL.  The January and February 2004 cost increases have been particularly painful because of their sheer magnitude, and are well in excess of our current scrap surcharge, which is based on a three month trailing index.  This situation will result in a temporary, yet significant reduction in margins at MACSTEEL in the second quarter, if not longer.

In the Building Products segment, order activity remains strong, and while weather sensitive, the Company expects better second quarter results compared to a year ago.  At Nichols Aluminum, both rising London Metal Exchange (LME) aluminum ingot prices and scrap prices remain an issue, however, sales prices have also increased, mitigating part of an expected second quarter margin squeeze.  Housing starts for 2004 are expected to moderate only slightly from last year’s record 1.85 million units.  Building Products’ other driver, remodeling expenditures, is also expected to remain at high levels.

The overall sales outlook remains positive.  However, uncertainties surrounding the cost of steel and aluminum scrap in the second quarter and their eventual recovery complicates the Company’s ability to accurately forecast its earnings for both the second quarter and the year.  At this time, Quanex expects its fiscal second quarter 2004 diluted earnings per share to be down significantly from the year ago period.

Liquidity and Capital Resources

Sources of Funds

The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its secured $310 million Revolving Credit Agreement (“Bank Agreement”).  On December 19, 2003, the Company executed an agreement with our credit facility banks to increase the Bank Agreement revolver from $200 million to $310 million to provide funds necessary for the TruSeal and MACSTEEL Monroe acquisitions.  At January 31, 2004, the Company had $220 million borrowed under the Bank Agreement.  This represents a $210 million increase from October 31, 2003 borrowing levels, resulting from the TruSeal and MACSTEEL Monroe acquisitions, completed during the first quarter of 2004.

The Company believes that it has sufficient funds and adequate financial resources available to meet its anticipated liquidity needs.  The Company also believes that cash flow from operations, cash balances and available borrowings will be sufficient in the foreseeable future to finance anticipated working capital requirements, capital expenditures, debt service requirements, environmental expenditures, dividends and the stock purchase program.

The Company’s working capital was $125.8 million at January 31, 2004 compared to $92.8 million at October 31, 2003.  The change in working capital was largely a result of the $43.5 million of working capital added as a result of the TruSeal and MACSTEEL Monroe acquisitions that were completed during the quarter.  The cash balance decreased $11.9 million and inventories increased $6.4 million due to a mix of higher raw material prices and a lower level of inventory volumes.  Also included in the working capital change were increases in accounts receivable, other current assets, accounts payable and accrued liabilities.

Operating Activities

Cash provided by operating activities during the three months ended January 31, 2004 was $10.9 million compared to $12.0 million for the same three-month period of 2003.  This decrease is largely due to the slightly lower net income compared to the same prior year period and various changes in working capital as discussed above.

Investment Activities

Net cash used for investment activities during the three months ended January 31, 2004 was $236.0 million compared to $9.7 million for the same period of 2003.  Investment activities for the three months ended January 31, 2004 included the acquisition and related costs for TruSeal of $114.2 million, net of cash acquired, and the MACSTEEL Monroe assets for $117.7 million.  Also included in the first quarter of 2004 were proceeds of $0.6 million from the sale of property.  There were no comparable property sales in the same period of 2003.  Additionally, capital expenditures decreased to $4.2 million in the three months ended January 31, 2004 from $8.5 million in the same period of the previous year.  This decline was primarily due to reduced spending at Nichols Aluminum of $3.6.  The Company estimates that fiscal 2004 capital expenditures will be approximately $32 million.  At January 31, 2004, the Company had commitments of approximately $5 million for the purchase or construction of capital assets.  The Company plans to fund these capital expenditures through cash flow from operations.

Financing Activities

Net cash provided by financing activities for the three months ended January 31, 2004 was $213.2 million compared to a use of $15.2 million during the same prior year period.  The Company made net borrowings of $210.0 million on the bank revolver in the three months ended January 31, 2004, compared to repaying $5.0 million during the same three months of fiscal 2003.  No shares of the Company’s common stock were purchased in the three months ended January 31, 2004 compared to the payment of $6.7 million to repurchase shares of the Company’s common stock in the same period last year.  Additionally, Quanex received $6.7 million in the three months ended January 31, 2004 for the issuance of common stock related to the exercise of options, versus $0.8 million in the same quarter last year.

On February 26, 2003, the Board of Directors of the Company authorized an annual dividend increase of $.04 per common share outstanding, increasing the annual dividend from $.64 to $.68, or $.01 per quarter.  This increase was effective with the Company’s 2003 first quarter.

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

Inventory

The Company records inventory valued at the lower of cost or market value.  The method used to determine the cost of inventories varies among the Company’s operations.  MACSTEEL (excluding Monroe), Temroc, Nichols Aluminum (excluding Nichols Aluminum Golden), AMSCO and HOMESHIELD determine cost using the last-in, first-out (LIFO) valuation methodology.  The remainder of the operations determine cost using the first-in, first-out (FIFO) valuation methodology.  Under the LIFO methodology for determining inventory cost, management projections are made during the year (on a fiscal quarter end basis) of inventory prices at the end of that fiscal year.  Those projections and estimates are used to review the LIFO reserve balance and determine whether it is adequate or should be adjusted quarterly.  To the extent management’s judgments are estimates, the actual results at the end of the fiscal year can and do vary from those estimates.  The LIFO reserve is then adjusted at the end of the fiscal year based on the actual pricing levels at that time.

Additionally, inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions.  Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.

Risk Management and Derivative Instruments

The Company’s current risk management strategies include the use of derivative instruments to reduce certain risks.  The critical strategies include the use of commodity futures and options to fix the price of a portion of anticipated future purchases of certain raw materials, including aluminum scrap, and energy to offset the effect of fluctuations in the costs of those commodities.  The Company accounts for these derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”.  Some of these derivative instruments qualify for the normal purchase and sale exemption.  Some derivatives have not been designated as “hedges”.  For those derivatives, the gains and losses are realized and recorded in the statement of income as they occur.  Some hedges have been designated as cash flow hedges.  For those cash flow hedges, the effective portion of gains and losses is recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity.  The Company evaluates cash flow hedges each quarter to determine if they are highly effective.  Any ineffectiveness is recorded in the statement of income.  If the anticipated future transactions are no longer expected to occur, the unrealized gains and losses on the related hedge are reclassified to the consolidated statement of income.  (See Note 12 to the financial statements for further explanation.)

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

New Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare. In January 2004, the Financial Accounting Standards Board (“FASB”) FASB Staff Position (“FSP”) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, requires that presently enacted changes in the law that affect the future level of healthcare benefit plan coverage should be considered in the current period measurements of postretirement net periodic benefit cost and accumulated postretirement benefit obligation. As permitted, by FSP FAS 106-1, the Company has elected to defer reflecting the effect of the Act on postretirement net periodic benefit cost and the accumulated postretirement benefit obligation, in the financial statements, due to the fact that specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. The Company is currently evaluating the effect of this Act on its postretirement benefits expense.

In December 2003, the FASB issued the revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). The revised SFAS 132 retains the disclosures required by the original issuance of SFAS 132 and requires additional annual disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations and cash flows. The Company will include the revised SFAS 132 annual disclosures in its Annual Report on Form 10-K for the fiscal year ending October 31, 2004. The revised SFAS 132 also requires additional interim period disclosures, including the components of net periodic benefit cost and changes in planned contributions. The Company is required to include the interim period disclosures of the revised SFAS 132 beginning in the second quarter of 2004.

In December 2003, the FASB issued FASB Interpretation (“FIN”) No. 46(R) Consolidation of Variable Interest Entities. FIN 46(R) replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46(R) are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46(R) for all other entities is effective for the first reporting period ending after March 15, 2004. The Company has no interest in any entity considered a special purpose entity; therefore, the initial adoption of FIN 46(R) did not have an impact on the Company. The Company anticipates the adoption of the provisions of FIN 46(R) in the second quarter of 2004 will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Interest Rate Risk

The Company and its subsidiaries have a Bank Agreement and other long-term debt which subject the Company to the risk of loss associated with movements in market interest rates.  The Company and certain of its subsidiaries’ floating-rate obligations total $225.5 million at January 31, 2004.  Since the expiration of its swap agreements on July 29, 2003, the Company has not entered into any other interest swap agreements and as such is subject to the variability of interest rates on its variable rate debt.

At January 31, 2004, the Company had fixed-rate debt totaling $4.2 million, which does not expose the Company to the risk of earnings loss due to changes in market interest rates.  The aggregate availability under the Bank Agreement was $79.2 million at January 31, 2004, which is net of $10.8 million of outstanding letters of credit.  Based on the outstanding balance of the Bank Agreement of $220 million at January 31, 2004, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $2.2 million on an annualized basis.

Commodity Price Risk

MACSTEEL has an effective scrap surcharge program in place, which is a practice that is well established within the engineered steel bar industry.  The scrap surcharge is based on a three month trailing average of #1 bundle scrap prices.  The Company’s long-term exposure is significantly reduced because of the surcharge program.  Over time, MACSTEEL recovers the majority of its scrap cost increases, though there is a level of exposure to short-term volatility because of the three month lag.

The Company’s aluminum mill sheet products business, Nichols Aluminum, uses various grades of aluminum scrap as well as prime aluminum ingot as raw materials for its manufacturing process. The price of this aluminum raw material is subject to fluctuations due to many factors in the aluminum market. In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers. In an effort to reduce the risk of fluctuating raw material prices, the Company enters into firm price raw material purchase commitments as well as forward contracts on the London Metal Exchange (“LME”). The Company’s risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company’s committed sales orders, net of fixed price purchase commitments.

Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect gross margins from the effects of changing prices of aluminum.  To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect on margins.  Where firm price sales commitments are matched with LME contracts, the Company is subject to the ineffectiveness of LME contracts to perfectly hedge raw material prices.

During the quarter ended Januray 31, 2004, Nichols Aluminum primarily used firm price raw material purchase commitments instead of LME forward contracts to lock in raw material prices.  At January 31, 2004, the Company had open LME forward contracts covering notional amounts of 496 thousand pounds.  These LME contracts were not designated as hedges and as such, all gains and losses are recorded in the income statement and therefore no asset or liability associated with metal exchange derivatives has been recognized.  Related to these open LME contracts, a loss of $3 thousand was recognized in cost of sales for the three months ended January 31, 2004.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, Quanex management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II.  OTHER INFORMATION

Item 5.  Other Information

Not applicable.

Item 6. Results of Votes of Security Holders

The registrant held its Annual Meeting of Shareholders on February 26, 2004.  Proxies for the meeting were solicited and there was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement, and all such nominees (Vincent R. Scorsone, Joseph J. Ross and Richard L. Wellek) were elected.  Of the 15,215,745 shares voted, at least 14,800,275 shares granted authority to vote for these directors and no more than 415,470 shares withheld such authority.

The ratification of the Quanex Employee Stock Purchase Plan was approved by shareholders with 12,352,737 shares voted for ratification, 1,226,413 shares voted against ratification, 460,480 shares abstained and broker non-votes of 1,176,115 shares.

Item 7.  Exhibits and Reports on Form 8-K.

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

4.4

First Amendment to Security Agreement, dated February 17, 2003, effective November 26, 2002, filed as Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q,(Reg. No. 001-05725) dated January 31, 2003.

4.5

Consent and First Amendment to Revolving Credit Agreement dated December 19, 2003, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks filed as Exhibit 4.5 to the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) dated October 31, 2003. Certain schedules and exhibits to this Consent and First Amendment to Revolving Credit Agreement have not been filed with this exhibit. The Company agrees to furnish supplementally any omitted schedule or exhibit to the SEC upon request.

* 4.6

Waiver and Second Amendment to Revolving Credit Agreement dated March 11, 2004, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks.

* 10.1	Quanex Corporation Employee Stock Purchase Plan as amended and restated as of February 26, 2004.

* 10.2	Quanex Corporation Supplemental Benefit Plan (as amended and restated effective January 1, 2004).

* 10.3	Third [sic] Amendment to the Quanex Corporation Hourly Bargaining Unit Savings Plan (effective January 1, 2004).

* 10.4	First [sic] Amendment to the Quanex Corporation Employee Savings Plan (effective January 1, 2004).

* 10.5	Second Amendment to the Quanex Corporation 401(k) Savings Plan (effective June 2, 2003).

* 10.6	First [sic] Amendment to the Piper Impact 401(k) Savings Plan (September 15, 2003).

* 10.7	Quanex Corporation Long-Term Incentive Plan (as amended and restated effective December 1, 2003).

* 14.1	Quanex Corporation Code of Business Conduct & Ethics for Senior Financial Executives.

* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

b) Reports on Form 8-K

On November 24, 2003, the Company filed a Current Report on form 8-K, which included a press release announcing definitive agreement to purchase the stock of TruSeal Technologies, Inc.

On December 4, 2003, the Company filed a Current Report on form 8-K, which included a press release reporting the earning results for the fourth quarter and fiscal year ended October 31, 2003.

On December 31, 2003, the Company filed a Current Report on form 8-K, which included a press release announcing the completion of the acquisition of TruSeal Technologies, Inc.

On January 1, 2004, the Company filed a Current Report on form 8-K, which included a press release announcing the completion of the North Star Steel – Monroe acquisition.

On January 28, 2004, the Company filed a Current Report on form 8-K, which included a press release issuing guidance for the first quarter of fiscal year 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX CORPORATION

/s/ Terry M. Murphy
Terry M. Murphy
Date: March 11, 2004	Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Ricardo Arredondo
Ricardo Arredondo
Date: March 11, 2004	Vice President – Corporate Controller
(Principal Accounting Officer)