Form 10-Q
period 2004-04-30
QUANEX CORP
filed 2004-06-09
CIK 276889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock, par value $0.50 per share	16,438,490

QUANEX CORPORATION

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

QUANEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2004	October 31, 2003
	(In thousands)
ASSETS
Current assets:
Cash and equivalents	$5,290	$22,108
Accounts and notes receivable, net of allowance for doubtful accounts of $7,933 and $7,222	195,813	123,185
Inventories	139,683	79,322
Deferred income taxes	9,533	6,366
Other current assets	4,258	1,750
Total current assets	354,577	232,731
Property, plant and equipment	882,357	794,000
Less accumulated depreciation and amortization	(483,784)	(458,096)
Property, plant and equipment, net	398,573	335,904
Goodwill, net	137,756	66,436
Cash surrender value insurance policies, net	24,991	24,536
Intangible assets	28,718	2,755
Other assets	5,999	3,501
	$950,614	$665,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$143,226	$89,435
Accrued liabilities	46,460	39,209
Income taxes payable	6,400	7,381
Current maturities of long-term debt	3,751	3,877
Other current liabilities	16	46
Total current liabilities	199,853	139,948
Long-term debt	215,817	15,893
Deferred pension credits	2,299	8,323
Deferred postretirement welfare benefits	7,782	7,845
Deferred income taxes	44,005	34,895
Non-current environmental reserves	13,352	13,517
Other liabilities	2,586	283
Total liabilities	485,694	220,704

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding none	—	—
Common stock, $0.50 par value, shares authorized 50,000,000; issued 16,526,059 and 16,519,271	8,263	8,260
Additional paid-in-capital	189,073	187,114
Retained earnings	274,675	264,067
Unearned compensation	(815)	(164)
Accumulated other comprehensive income	(3,636)	(3,641)
	467,560	455,636
Less common stock held by rabbi trust, 55,521 and 47,507 shares	(1,644)	(1,317)
Less cost of shares of common stock in treasury, 32,048 and 294,803 shares	(996)	(9,160)
Total stockholders’ equity	464,920	445,159
	$950,614	$665,863

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)

Net sales	$405,993	$254,610	$687,149	$484,119
Cost and expenses:
Cost of sales	354,222	213,773	599,308	407,898
Selling, general and administrative expense	17,578	14,340	30,686	27,595
Depreciation and amortization	14,419	12,027	27,149	24,041
Gain on sale of land	—	(405)	(454)	(405)
Operating income	19,774	14,875	30,460	24,990
Other income (expense):
Interest expense	(1,831)	(674)	(2,756)	(1,724)
Other, net	382	431	822	1,965
Income before income taxes	18,325	14,632	28,526	25,231
Income tax expense	(6,781)	(5,267)	(10,555)	(9,083)

Net income	$11,544	$9,365	$17,971	$16,148

Earnings per common share:
Basic net earnings	$0.70	$0.58	$1.10	$0.99
Diluted net earnings	$0.69	$0.58	$1.08	$0.98

Weighted average number of shares outstanding:
Basic	16,423	16,064	16,370	16,238
Diluted	16,690	16,286	16,639	16,470

Cash dividends per share	$0.17	$0.17	$0.34	$0.34

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended April 30,
	2004	2003
	(In thousands)
Operating activities:
Net income	$17,971	$16,148
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of land	(454)	(405)
Depreciation and amortization	27,402	24,221
Deferred income taxes	4,560	3,855
Deferred pension and postretirement benefits	(6,087)	2,342

Changes in assets and liabilities net of effects from acquisitions and dispositions:
Increase in accounts and notes receivable	(49,592)	(9,795)
Increase in inventory	(20,679)	(15,235)
Increase in accounts payable	31,870	7,175
Increase (decrease) in accrued liabilities	1,200	(10,173)
Decrease in income taxes payable	(1,127)	(3,528)
Other, net	231	(4,791)
Cash provided by operating activities	5,295	9,814

Investment activities:
Acquisitions, net of cash acquired	(214,573)	—
Proceeds from sale of land	637	2,832
Capital expenditures, net of retirements	(8,265)	(14,812)
Other, net	(558)	(3,004)
Cash used for investing activities	(222,759)	(14,984)

Financing activities:
Bank borrowings, net	200,000	6,700
Purchase of Quanex common stock	—	(13,515)
Common stock dividends paid	(5,591)	(5,379)
Issuance of common stock, net	7,223	1,574
Other, net	(1,011)	(1,687)
Cash provided by (used for) financing activities	200,621	(12,307)
Effect of exchange rate changes on cash equivalents	25	—
Decrease in cash and equivalents	(16,818)	(17,477)

Cash and equivalents at beginning of period	22,108	18,283
Cash and equivalents at end of period	$5,290	$806

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,031	$1,508
Cash paid during the period for income taxes	5,720	8,852
Cash received during the period for income tax refunds	284	73

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

Certain reclassifications, none of which affected net income attributable to common stockholders, have been made to prior period amounts to conform to the current period presentation.  Specifically, the Company reclassified amortization of debt issuance costs of $0.1 million and $0.2 million for the three and six months ended April 30, 2003, respectively, from other, net to interest expense.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Quanex Corporation 2003 Form 10-K.

2.                                      New Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare.  In January 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Statement of Financial Accounting Standards (“SFAS”) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that presently enacted changes in the law that affect the future level of healthcare benefit plan coverage should be considered in the current period measurements of postretirement net periodic benefit cost and accumulated postretirement benefit obligation. As permitted, by FSP FAS 106-1, the Company elected to defer reflecting the effect of the Act on postretirement net periodic benefit cost and the accumulated postretirement benefit obligation in the financial statements until further guidance is issued.

In April 2004, the FASB issued proposed FSP No. FAS 106-2, which supercedes FSP FAS 106-1.  In general, the FSP concludes that plan sponsors should follow SFAS 106 in accounting for the effects of the Act. Specifically, the effect of the subsidy on benefits attributable to past service cost should be accounted for as an actuarial experience gain and the effect of the subsidy on future costs should be accounted for as a reduction in service cost. For employers that elected deferral under FSP FAS 106-1, this guidance is effective for the first interim or annual period beginning after June 15, 2004.  The Company does not expect the adoption of this statement to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2003, the FASB issued the revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS 132 retains the disclosures required by the original issuance of SFAS 132 and requires additional annual disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations and cash flows. The Company will include the revised SFAS 132 annual disclosures in its Annual Report on Form 10-K for the fiscal year ending October 31, 2004. The revised SFAS 132 also requires additional interim period disclosures, including the components of net periodic benefit cost and changes in planned contributions. The Company has included the required disclosures in Note 10 to its financial statements.

In December 2003, the FASB issued FASB Interpretation (“FIN”) No. 46(R) “Consolidation of Variable Interest Entities.” FIN 46(R) replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46(R) are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special purpose entities. Application of the provisions of FIN 46(R) for all other entities is effective for the first reporting period ending after March 15, 2004. The Company has no interest in any entity considered a special purpose entity; therefore, the initial adoption of FIN 46(R) did not have an impact on the Company. Adoption of this statement in the second quarter of 2004 did not have a material effect on the Company’s financial position, results of operations or cash flows.

3.                                      Stock Based Employee Compensation

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company continues to apply the rules for stock-based compensation contained in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method. The pro forma effect on net income and earnings per share of the fair value based method of accounting for stock-based compensation as required by SFAS No. 123 and SFAS No. 148 “Accounting for the Stock-Based Compensation – Transition and Disclosure” is presented below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(In thousands)

Net income, as reported	$11,544	$9,365	$17,971	$16,148
Deduct: Total stock-based employee compensation expense determined under fair value basedmethod for all awards, net of related tax effects	(543)	(378)	(1,106)	(735)
Pro forma net income	$11,001	$8,987	$16,865	$15,413

Earnings per common share:
Basic as reported	$0.70	$0.58	$1.10	$0.99
Basic pro forma	$0.67	$0.56	$1.03	$0.95
Diluted as reported	$0.69	$0.58	$1.08	$0.98
Diluted pro forma	$0.66	$0.56	$1.01	$0.94

4.                                      Business Acquisitions

During the first quarter of fiscal 2004, the Company acquired the stock of TruSeal Technologies, Inc. (“TruSeal”) and assets of North Star Steel Monroe (“MACSTEEL Monroe”).  The acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.”  Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisitions and the results of operations were included in the Company’s consolidated financial statements as of the respective effective dates of the acquisitions.  There were no material differences between the Company’s accounting policies and those of TruSeal and North Star Steel Monroe.

TruSeal

On December 31, 2003, the Company completed the acquisition of TruSeal, a manufacturer of patented and trademarked flexible insulating glass spacer systems and sealants for vinyl, aluminum and wood windows.  TruSeal has been integrated into the Engineered Products division within the Building Products segment.  The Company acquired TruSeal to further expand the broad range of high quality components and products currently supplied to existing customers and to provide a level of customer diversification.  TruSeal has a broad presence in the vinyl and aluminum window markets, whereas the Company’s niche is primarily with the wood window OEM’s.  As consideration for the acquisition of all of the outstanding capital stock of TruSeal, the Company paid $111.2 million in cash, net of a $1.8 million working capital adjustment, and assumed $17.7 million of liabilities.  The Company also incurred $1.4 million in transaction fees, including legal, valuation and accounting fees.

MACSTEEL Monroe

On December 31, 2003, the Company completed the asset purchase of MACSTEEL Monroe, a mini-mill steel facility that can produce over 500,000 tons of special bar quality and engineered steel bars in diameters from 0.5625” to 3.25”, which primarily serves the light vehicle and heavy-duty truck markets.  MACSTEEL Monroe has been integrated into MACSTEEL within the Vehicular Products segment.  The Company acquired MACSTEEL Monroe to support and benefit a core business, MACSTEEL, and to expand the range of high quality bar products available to the Company’s customers.  MACSTEEL Monroe’s production of smaller diameter bars complements the Company’s existing 1” to 6” size range and expands the customer base and product offerings.  As consideration for the MACSTEEL Monroe acquisition, the Company paid $99.8 million in cash, net of a $15.7 million working capital adjustment, and assumed $18.3 million of liabilities.  The working capital adjustment resulted in a reduction of property, plant and equipment in the second quarter of fiscal 2004.  The Company also incurred $2.2 million in transaction fees, including legal, valuation and accounting fees.

The preliminary allocations of the assets and liabilities acquired and assumed are summarized below.  The preliminary allocations were based on independent appraisals and management’s estimates of fair values.  The allocations are not final and are subject to change based on final estimates of fair value.  The Company does not anticipate the final allocation to vary materially from the preliminary allocation presented below:

(In thousands)
Cash and equivalents	$148
Accounts receivable, net of allowance for doubtful accounts	23,049
Inventories	39,711
Deferred income taxes	4,169
Other current assets	2,824
Total current assets	69,901
Property, plant and equipment, net	80,753
Goodwill, net	71,319
Intangible assets:
Trade names and trademarks	8,230
Patents	14,834
Other intangibles	3,692
Total intangible assets	26,756
Other assets	1,959
Total assets	$250,688

Accounts payable	$21,924
Accrued liabilities	6,203
Total current liabilities	28,127
Deferred income taxes	5,551
Other liabilities	2,279
Total liabilities	35,957
Investment	214,731
Total liabilities and equity	$250,688

The allocations resulted in goodwill of $71.3 million, of which $46.7 million is expected to be deductible for tax purposes.  All $71.3 million of goodwill has been assigned to the Building Products segment.  The intangible assets are being amortized over periods, which reflect the pattern in which the economic benefits of the assets are expected to be realized.  Specifically, the trade names and trademarks are being amortized over an average estimated useful life of 16 years, the patents are being amortized over an average of 17 years and the other intangibles are being amortized over an average of 5 years.  The weighted average useful life of intangible assets, excluding goodwill, created as a result of the acquisitions is 15 years.  No residual value is estimated for the intangible assets.

The following table provides unaudited proforma results of operations for the three and six months ended April 30, 2004 and April 30, 2003, as if TruSeal and MACSTEEL Monroe had been acquired as of the beginning of each fiscal year presented.  The proforma results include certain adjustments including estimated interest impact from the funding of the acquisitions and estimated depreciation and amortization of fixed and identifiable intangible assets.  However, the proforma results presented do not include any anticipated cost savings or other synergies related to either of the acquisitions.  Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Actual	Proforma
	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(In thousands)
Net sales	$405,993	$327,384	$731,889	$623,388
Net income attributable to common stockholders	11,544	11,696	17,354	19,661
Diluted net earnings per common share	$0.69	$0.72	$1.04	$1.19

5.                                      Inventories

Inventories consist of the following:

	April 30, 2004	October 31, 2003
	(In thousands)
Raw materials	$33,915	$18,741
Finished goods and work in process	93,119	51,006
	127,034	69,747
Other	12,649	9,575
	$139,683	$79,322

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	April 30, 2004	October 31, 2003
	(In thousands)
LIFO	$65,062	$54,032
FIFO	74,621	25,290
	$139,683	$79,322

For purposes of valuing LIFO inventories, a projection of the year-end LIFO reserve is calculated each quarter.  Based on this projection, the Company records an estimate of the LIFO change during the year.  At the end of the fiscal year, the actual LIFO inventory change is calculated and recorded.  With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $16.6 million as of April 30, 2004 and $13.9 million as of October 31, 2003.

6.                                      Acquired Intangible Assets

Intangible assets consist of the following (in thousands):

	As of April 30, 2004			As of October 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Life

Amortized intangible assets:
Non-compete Agreements	$313	$153	2 years	$313	$119	3 years
Patents	15,277	407	17	443	82	10
Trademarks	8,230	168	16	—	—	—
Customer Relationships	2,491	166	5	—	—	—
Other intangibles	1,201	100	4	—	—	—
Total	$27,512	$994	15 years	$756	$201	8 years

Unamortized intangible assets:
Trade Name	$2,200			$2,200

The aggregate amortization expense for the three and six month periods ended April 30, 2004 is $565 thousand and $793 thousand, respectively.  The aggregate amortization expense for the three and six month periods ended April 30, 2003 was $31 thousand and $57 thousand, respectively.  Estimated amortization expense for the next five years follows (in thousands):

Fiscal Years Ending October 31,	Estimated Amortization

2004 (remaining six months)	$1,161
2005	2,303
2006	2,294
2007	2,252
2008	1,988

7.                                      Earnings Per Share

The computational components of basic and diluted earnings per share are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended April 30, 2004			For the Three Months Ended April 30, 2003
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount

Basic Earnings Per Share Computation	$11,544	16,423	$0.70	$9,365	16,064	$0.58
Effect of Dilutive Securities
Effect of common stock equivalents arising from stock options	—	212		—	153
Effect of common stock held by rabbi trust	—	55		—	69

Diluted Earnings Per Share Computation
Total diluted net earnings	$11,544	16,690	$0.69	$9,365	16,286	$0.58

	For the Six Months Ended April 30, 2004			For the Six Months Ended April 30, 2003
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount

Basic Earnings Per Share Computation	$17,971	16,370	$1.10	$16,148	16,238	$0.99
Effect of Dilutive Securities
Effect of common stock equivalents arising from stock options	—	216		—	167
Effect of common stock held by rabbi trust	—	53		—	65

Diluted Earnings Per Share Computation
Total diluted net earnings	$17,971	16,639	$1.08	$16,148	16,470	$0.98

In May 2004, the Company issued $125 million of 2.50% Convertible Senior Debentures due 2034 that, if converted in the future, would have a potentially dilutive effect on the Company’s stock.  Shares issuable upon conversion of these debentures are excluded from the computation of earnings per share because the contingent conditions for their conversion have not been met (see Note 9).

8.                                      Comprehensive Income

Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, including realized and unrealized gains and losses on derivatives, minimum pension liability adjustments and foreign currency translation adjustments.  Total comprehensive income for the three and six months ended April 30, 2004 is $11.6 million and $18.0 million, respectively.  Total comprehensive income for the three and six months ended April 30, 2003 is $9.4 million and $16.5 million, respectively.

9.                                      Long-term Debt

Long-term debt consists of the following:

	April 30, 2004	October 31, 2003
	(In thousands)
“Bank Agreement” Revolver	$210,000	$10,000
Industrial Revenue and Economic Development Bonds, unsecured, principle due in the years 2005 and 2010, bearing interest ranging from 6.50% to 8.375%	1,665	1,665
State of Alabama Industrial Development Bonds	3,297	3,450
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	2,200	2,200
Temroc Industrial Development Revenue Bonds	2,128	2,228
Other	278	227
	$219,568	$19,770
Less maturities due within one year included in current liabilities	3,751	3,877
	$215,817	$15,893

Bank Agreement

In November 2002, the Company entered into a secured $200 million Revolving Credit Agreement (“Bank Agreement”). The Bank Agreement is secured by all Company assets, excluding land and buildings. The Bank Agreement expires November 15, 2005 and provides up to $25 million for standby letters of credit, limited to the undrawn amount available under the Bank Agreement. All borrowings under the Bank Agreement bear interest, at the option of the Company, at either (a) the prime rate or federal funds rate plus one percent, whichever is higher, or (b) a Eurodollar based rate.

On December 19, 2003, the Company executed an agreement with the banks to increase the Bank Agreement revolver from $200 million to $310 million to provide funds necessary for the TruSeal and MACSTEEL Monroe acquisitions, as detailed in Note 4.  On April 9, 2004, the Company requested and received consent from its credit facility bank group to extend the maturity date of its Revolving Credit Agreement from November 15, 2005 to February 28, 2007.

The Bank Agreement requires maintenance of certain financial ratios and maintenance of a minimum consolidated tangible net worth. As of April 30, 2004, the Company was in compliance with all current Bank Agreement covenants.

On May 5, 2004, the Company issued $125 million of 2.50% Convertible Senior Debentures due May 15, 2034 (the “Debentures”) in a private placement to Credit Suisse First Boston, Bear, Stearns & Co. Inc., Robert W. Baird & Co., and KeyBanc Capital Markets as initial purchasers.  The Debentures were offered only to “qualified institutional buyers”, in accordance with Rule 144A under the Securities Act of 1933.  The Debentures are convertible into shares of Quanex common stock, upon the occurrence of certain events, at an initial conversion rate of 17.3919 shares of common stock per $1,000 principal amount of notes.  This conversion rate is equivalent to an initial conversion price of $57.50 per share of common stock, subject to adjustment in some events.

The Debentures are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of the Company’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the previous fiscal quarter is more than 120% of the conversion price per share of the Company’s common stock on such last trading day; (ii) if the Company calls the Debentures for redemption; or (iii) upon the occurrence of certain corporate transactions, as defined. Upon conversion, the Company has the right to deliver common stock, cash or a combination of cash and common stock. The Company may redeem some or all of the Debentures for cash any time on or after May 15, 2011 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on May 15, 2011, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any.

The net proceeds from the offering, totaling approximately $122 million were used to repay a portion of the amounts outstanding under the revolving credit agreement.

10.                               Pension Plans and Other Postretirement Benefits

The components of net pension and other postretirement benefit cost are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
Pension Benefits:	2004	2003	2004	2003
	(In thousands)

Service Cost	$922	$723	$1,785	$1,449
Interest cost	924	726	1,790	1,452
Expected return on plan assets	(773)	(607)	(1,497)	(1,215)
Amortization of unrecognized transition asset	(35)	(28)	(68)	(55)
Amortization of unrecognized prior service cost	61	48	118	96
Amortization of unrecognized net loss	214	168	415	337
Net periodic pension cost	$1,313	$1,030	$2,543	$2,064

	Three Months Ended April 30,		Six Months Ended April 30,
Postretirement Benefits:	2004	2003	2004	2003
	(In thousands)

Service Cost	$27	$50	$54	$99
Interest cost	112	206	223	411
Net amortization and deferral	(42)	(77)	(83)	(153)
Net periodic postretirement benefit cost	$97	$179	$194	$357

During the six months ended April 30, 2004, the Company made contributions of $6.3 million to its defined benefit pension plans, including $4.0 million of voluntary contributions.  The Company anticipates contributions to its pension plans in fiscal 2004 to total $7.2 million.

11.                               Industry Segment Information

Quanex has two market-focused segments:  Vehicular Products and Building Products.  The Vehicular Products segment is comprised of MACSTEEL, Piper Impact and Temroc.  The Building Products segment is comprised of Nichols Aluminum and the Engineered Products division.  Below is a presentation of segment disclosure information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(In thousands)
Net Sales
Vehicular Products(1)	$225,254	$118,018	$366,233	$226,950
Building Products(2)	180,739	136,592	320,916	257,169
Consolidated	$405,993	$254,610	$687,149	$484,119

Operating Income (Loss)
Vehicular Products(1)	$13,506	$14,336	$22,186	$24,223
Building Products(2)	12,071	4,218	17,582	8,385
Corporate & Other(3)	(5,803)	(3,679)	(9,308)	(7,618)
Consolidated	$19,774	$14,875	$30,460	$24,990

	April 30, 2004	October 31, 2003
	(In thousands)
Identifiable Assets
Vehicular Products(1)	$502,497	$350,767
Building Products(2)	431,773	278,629
Corporate & Other(3)	16,344	36,467
Consolidated	$950,614	$665,863

Goodwill
Vehicular Products	$13,496	$13,496
Building Products(2)	124,260	52,940
Consolidated	$137,756	$66,436

(1)                    Fiscal 2004 includes MACSTEEL Monroe as of January 1, 2004.

(2)                    Fiscal 2004 includes TruSeal as of January 1, 2004.

(3)                    Included in “Corporate & Other” are inter-segment eliminations, consolidated LIFO inventory adjustments, corporate expenses and assets.

12.                               Treasury Stock and Stock Option Exercises

On December 5, 2002, the Board of Directors approved a program to purchase up to a total of one million shares of the Company’s common stock in the open market or in privately negotiated transactions.  The Company has not purchased any shares in the six month period ending April 30, 2004.  At October 31, 2003 there were 294,803 shares in treasury stock with a remaining carrying value of approximately $9.2 million.  During the three months ended April 30, 2004, the Company issued out of treasury stock 16,766 shares for the exercise of options and 1,078 shares to cover deferrals under the Company’s deferred compensation plan and restricted stock issuances.  For the six months ended April 30, 2004, the Company issued out of treasury stock 230,941 shares for the exercise of options and 31,814 shares to cover deferrals under the Company’s deferred compensation plan and restricted stock issuances.  There are currently 32,048 shares in treasury stock with a remaining carrying value of approximately $1.0 million.

The Company has various restricted stock and stock option plans for key employees and directors as described in its Annual Report on Form 10-K for the fiscal year ended October 31, 2003.  Below is a table summarizing the stock option activity in all plans since October 31, 2003:

	Shares Exercisable	Shares Under Option	Average Price Per Share

Balance at October 31, 2003	602,535	982,630	$26
Granted		194,600	$40
Exercised		(237,729)	$23
Cancelled / Lapsed		—	$—
Balance at April 30, 2004	476,595	939,501	$29

13.                               Financial Instruments and Risk Management

Metal Exchange Commitments and Contracts

The Company’s aluminum mill sheet products group, Nichols Aluminum, uses various grades of aluminum scrap as well as minimal amounts of prime aluminum ingot as raw materials for its manufacturing process.  The price of this aluminum raw material is subject to fluctuations due to many factors in the aluminum market.  In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers.  In an effort to reduce the risk of fluctuating raw material prices, the Company enters into firm price raw material purchase commitments (which are designated as “normal purchases” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) as well as option contracts on the London Metal Exchange (“LME”).  The Company’s risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company’s committed sales orders, net of fixed price purchase commitments.

Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum.  To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect.  Where firm price sales commitments are matched with LME contracts, the Company is subject to the ineffectiveness of LME contracts to perfectly hedge raw material prices.  Ineffectiveness of the LME contracts results from the fact that the mix of raw material grades consumed during production are not exactly the same as the LME.

At April 30, 2004, open LME forward contracts had maturity dates extending through October 2005 covering notional amounts of approximately 3.9 million pounds.  At April 30, 2004, these contracts had fair values of approximately $19 thousand (gain), which is recorded as part of other current assets on the balance sheet.

The effective portion of the gains and losses related to the customer specific forward LME contracts designated as hedges are reported in other comprehensive income. These gains and losses are reclassified into earnings in the periods in which the related inventory is sold.  As of April 30, 2004, net losses of approximately $18 thousand ($11 thousand net of taxes) are expected to be reclassified from other comprehensive income into earnings over the next twelve months. Gains and losses on these customer specific hedge contracts, including amounts related to hedge ineffectiveness, are reflected in “Cost of sales” in the income statement. For the six months ended April 30, 2004, $17 thousand of expense was recognized in “Cost of sales” representing the amount of the hedges’ ineffectiveness.

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

The interest rate swap agreements were effective until July 29, 2003 and the final interest settlement payment was made at that time.  During the period from October 31, 2003 to April 30, 2004, there were no open swap agreement contracts and therefore no asset or liability reflected on the balance sheet.

14.                               Income Taxes

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

15.                               Contingencies

Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, Quanex must make capital and other expenditures on an ongoing basis. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals.  Costs of future expenditures for environmental remediation are not discounted to their present value.  When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of companies participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections.  The cost of environmental matters has not had a material adverse effect on Quanex’s operations or financial condition in the past, and management is not aware of any existing conditions that it currently believes are likely to have a material adverse effect on Quanex’s operations, financial condition or cash flows.

Total remediation reserves, at April 30, 2004, for Quanex’s current plants, former operating locations, and disposal facilities were approximately $16.5 million. Of that, approximately $2 million represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. On the balance sheet, $13.4 million of the remediation reserve is included in other liabilities (non-current) with the remainder in accrued liabilities (current).

Approximately 80% of the total remediation reserve currently is allocated to cleanup and other corrective measures at the Piper Impact (“Piper”) division in New Albany, Mississippi. At present, the largest component is for remediation of soil and groundwater contamination from prior operators at the Piper plant on Highway 15. We voluntarily implemented a state-approved remedial action plan there that includes natural attenuation together with a groundwater collection and treatment system, but we continue to investigate site conditions and evaluate performance of the remedy. Apart from continued operation and maintenance of our existing system, it has not been determined whether additional cleanup is warranted; however, we have included in the reserve amounts for further remediation assuming such measures were to become necessary.

Our final remediation costs and the timing of those expenditures at Piper and other sites will depend upon such factors as the nature and extent of contamination, the cleanup technologies employed, and regulatory concurrences. While actual remediation costs therefore may be more or less than amounts accrued, management believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities. We currently expect to pay the accrued remediation reserve through at least fiscal 2024, although some of the same factors discussed earlier could accelerate or extend the timing.

For fiscal 2004, the Company estimates expenses at its facilities will be approximately $3.7 million for continuing environmental compliance. In addition, the Company estimates that capital expenditures for environmental compliance in fiscal 2004 will be approximately $4.3 million.  The increase from the estimate at January 31, 2004 primarily reflects the Company’s accelerated plans for complying with coating systems emissions standards by upgrading equipment at two of the Nichols Aluminum facilities. Future expenditures relating to environmental matters will necessarily depend upon the application to Quanex and its facilities of future regulations and government decisions. Quanex will continue to have expenditures in connection with environmental matters beyond fiscal 2004, but it is not possible at this time to reasonably estimate the amount of those expenditures. Based upon its analysis and experience to date, Quanex does not believe that its compliance with the Clean Air Act or other environmental requirements will have a material adverse effect on its operations or financial condition.

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

16.                               Subsequent Events

On May 5, 2004, the Company issued $125 million of 2.50% Convertible Senior Debentures due May 15, 2034 (the “Debentures”) in a private placement.  Additional information is provided in footnote 9 (Long-term Debt) and Item 2 of Part II (Unregistered Sales of Equity Securities and Use of Proceeds).

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

The discussion and analysis of Quanex Corporation and its subsidiaries’ (the “Company’s”) financial condition and results of operations should be read in conjunction with the April 30, 2004 and October 31, 2003 Consolidated Financial Statements of the Company and the accompanying notes.

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

Consolidated Results of Operations

Summary Information

	Three Months Ended April 30,				Six Months Ended April 30,
	2004	2003	Change	%	2004	2003	Change	%
	(Dollars in millions)

Net sales	$406.0	$254.6	$151.4	59.5%	$687.1	$484.1	$203.0	41.9%
Cost of sales	354.2	213.8	140.4	65.7	599.3	407.9	191.4	46.9
Selling, general and administrative	17.6	14.3	3.3	23.1	30.7	27.6	3.1	11.2
Depreciation and amortization	14.4	12.0	2.4	20.0	27.1	24.0	3.1	12.9
Gain on sale of land	—	(0.4)	0.4	—	(0.5)	(0.4)	(0.1)	25.0
Operating income	19.8	14.9	4.9	32.9	30.5	25.0	5.5	22.0
Interest expense	(1.8)	(0.6)	(1.2)	200.0	(2.8)	(1.7)	(1.1)	64.7
Other, net	0.3	0.4	(0.1)	(25.0)	0.8	1.9	(1.1)	(57.9)
Income tax expense	(6.8)	(5.3)	(1.5)	28.3	(10.5)	(9.1)	(1.4)	15.4
Net income	$11.5	$9.4	$2.1	22.3%	$18.0	$16.1	$1.9	11.8%
Operating income margin	4.9%	5.9%			4.4%	5.2%

Overview

Net sales were a record $406.0 million in the quarter, up 59.5% over a year ago.  Net sales for the quarter for TruSeal and MACSTEEL Monroe totaled $100.6 million.  Demand at the Company’s Vehicular Products and Building Products segments was very strong and backlogs for the third quarter remain at high levels.  Record net income for a second quarter of $11.5 million was up 22.3% compared to last year’s second quarter.  Diluted earnings per share were $0.69, within $0.01 of the Company’s best ever second quarter figure.  MACSTEEL Monroe and TruSeal contributed about $0.21 (net of interest expense) to diluted earnings per share in the second quarter.

Runaway steel scrap costs finally abated in April, when the Company experienced a $45 per ton drop in MACSTEEL’s overall raw material costs compared to March.  Margins however, were significantly compressed during February and March.  North American light vehicle builds in the fiscal second quarter were up about 5% over the year ago period.  Heavy duty truck builds continued to gain momentum during the fiscal quarter, with builds up some 50% over a year ago.  Both housing starts and remodeling activity remained strong through the period, which allowed the Building Products segment to post excellent results.

Business Segments

Quanex has two market-focused segments:  Vehicular Products and Building Products.  The Vehicular Products segment is comprised of MACSTEEL, Piper Impact and Temroc.  The Vehicular segment’s main market drivers are North American light vehicle builds and to a lesser extent, heavy-duty truck builds.  The Building Products segment is comprised of the Engineered Products division and Nichols Aluminum.  The main market drivers of this segment are residential housing starts and remodeling expenditures.

2004 Second Quarter Compared to 2003 Second Quarter

Vehicular Products

	Three Months Ended April 30,
	2004	2003	Change	%
		(In millions)
Net sales	$225.3	$118.0	$107.3	90.9%
Cost of sales	197.2	91.9	105.3	114.6
Selling, general and administrative	5.4	4.1	1.3	31.7
Depreciation and amortization	9.2	7.7	1.5	19.5
Operating income	$13.5	$14.3	$(0.8)	(5.6)%
Operating income margin	6.0%	12.1%

(1)          Fiscal 2004 includes MACSTEEL Monroe as of January 1, 2004.

North American light vehicle builds remained at very robust levels during the quarter, and the three MACSTEEL operations ran close to their rated capacity.  Backlogs in the third quarter remain healthy, although growing light vehicle inventories at the retail level are a concern.  The Vehicular Products segment also benefited from excellent heavy duty truck production during the quarter, which continues to outpace year ago figures by nearly 50%.

Excluding Monroe’s results, MACSTEEL’s shipments increased approximately 14% for the second quarter 2004 compared to the second quarter 2003, while operating income decreased approximately 34% because of lower operating margins.  Rapidly increasing steel scrap costs were a major issue during MACSTEEL’s second quarter because average raw material costs were 25% higher in the January to March period compared to December.

However, several favorable developments occurred late in the second fiscal quarter.  MACSTEEL experienced a significant drop in raw material costs in April, down approximately $45 per ton from March levels.  MACSTEEL also adjusted their formula-based steel scrap surcharge, effective April 1, to more accurately reflect the higher costs experienced in the January through March period.  These two actions, along with productivity gains and high value added product sales, enabled the Company to recover some margin during April.

While Piper continued to struggle with the reduction of their base business during the quarter, the Company did benefit from both lower manufacturing costs and new business opportunities, which resulted in positive operating earnings for the quarter.  While air bag component sales fell again in the quarter, Piper continued to experience improvement in ordnance and high pressure cylinder sales.  Earlier this quarter, the Company announced a restructuring plan for Piper, which is now being executed.

Excluding the impact of MACSTEEL Monroe, net sales were higher than the second quarter of 2003 by 24.9%.  The increase in net sales was primarily a result of the 14.6% increase in volume at MACSTEEL, excluding MACSTEEL Monroe.  In addition, average prices increased approximately 14% due to growth of the value added MACPLUS products as well as overall price increases from higher steel scrap surcharges that became effective on April 1, 2004.

The increase in cost of sales versus the prior year is attributable to a full quarter’s costs from MACSTEEL Monroe and an increase in raw material prices, coupled with an overall increase in volume.  Raw material prices, primarily scrap steel, escalated during the quarter with the average price up approximately $120 per ton at MACSTEEL (excluding MACSTEEL Monroe) compared to the second quarter of 2003.  Raw material prices have significantly increased over the past year as a result of an exponential growth in scrap exports due largely to demand by China and other consumers.

Excluding the impact from MACSTEEL Monroe, selling, general and administrative expenses were reduced from last year by 2.3%.  The general trend across all of the businesses was a decline when compared to the same period last year, with the largest percentage decline at Piper as a result of a reduction of expenses throughout 2003 and 2004, consistent with the restructuring announcement made during the quarter.

Depreciation and amortization expense from the Company’s Vehicular Products segment increased $1.5 million compared to the same period last year.  Most of the increase is directly related to a full quarter of depreciation expense associated with the assets of MACSTEEL Monroe.

Operating income was lower than the second quarter of 2003 due to the impact from escalating material scrap prices.  The addition of MACSTEEL Monroe coupled with increased volume, higher average prices and scrap surcharges, improved product mix, process improvements and reduced fixed costs were not able to offset the sharp increase in material scrap prices realized during the second quarter.  All of the businesses continue to look for ways to reduce costs and improve operating income through increased lean initiatives.

Building Products

	Three Months Ended April 30,
	2004	2003	Change	%
		(In millions)
Net sales	$180.7	$136.6	$44.1	32.3%
Cost of sales	154.9	121.5	33.4	27.5
Selling, general and administrative	8.5	6.6	1.9	28.8
Depreciation and amortization	5.2	4.3	0.9	20.9
Operating income	$12.1	$4.2	$7.9	188.1%
Operating income margin	6.7%	3.1%

(1) Fiscal 2004 includes TruSeal as of January 1, 2004.

Engineered Products, excluding TruSeal, reported very strong sales for the quarter, in part due to the relatively mild winter season experienced by customers, which in turn allowed for an early start to the spring building season.  Housing starts and remodeling activity remained higher than expected throughout the quarter and customer demand is expected to again be strong in the fiscal third quarter.

Nichols Aluminum continues to improve with both sales and operating income up markedly from the second quarter of 2003.  Shipments remained strong to building and construction customers and demand in the other aluminum markets continued to pick up momentum.  Nichols has an excellent backlog of business and demand with capital equipment, service centers, and transportation customers continues to improve.  The division successfully pushed through higher prices to help offset increases in material costs, while production efficiency gains continued to benefit the bottom line significantly.

Excluding the impact of three months of revenues from TruSeal, net sales were higher than the second quarter of 2003 by 15.7%.  The increase in net sales was a result of the increased volume across the entire segment combined with an 8.5 % increase in average prices at Nichols Aluminum.

The increase in cost of sales versus last year is attributable to a full quarter’s costs from TruSeal and an increase in material scrap prices coupled with an overall increase in volume.  Raw material prices, primarily aluminum, were higher when compared to the second quarter of 2003.

Excluding the impact from TruSeal, selling, general and administrative expenses actually declined from last year’s second quarter by 21.1%.  Nichols Aluminum reported lower selling, general and administrative expenses in part due to the transfer of some personnel from overhead into operations, thereby moving the corresponding expense to cost of sales.  Excluding the impact of the Nichols transfers, the Building Products segment realized lower expenses due to continued process improvements and overall cost controls at most of the operating facilities.

Most of the increase in depreciation and amortization is directly related to a full quarter of depreciation and amortization expense associated with the TruSeal acquisition.

Operating income was higher than the second quarter of 2003 due to a full quarter’s results from TruSeal, increased volume, higher average prices, improved product mix, process improvements and reduced fixed costs, all of which more than offset the impact from the higher raw material prices.  Similar to the Vehicular Products segment, all of the businesses remain focused on improving all processes to remain competitive in an increasingly global economy.

Corporate and Other

	Three Months Ended April 30,
	2004	2003	Change	%
		(In millions)
Cost of sales	$2.1	$0.4	$1.7	425.0%
Selling, general and administrative	3.6	3.6	0.0	0.0
Depreciation and amortization	0.1	0.0	0.1	0.0
Gain on sale of land	0.0	(0.4)	0.4	(100.0)
Operating loss	$(5.8)	$(3.6)	$(2.2)	61.1%

Corporate and other operating expenses, which are not in the two operating segments mentioned above, include the consolidated LIFO inventory adjustments (calculated on a combined pool basis), corporate office expenses and inter-segment eliminations.  The primary cause for the increase was a $2.0 million LIFO inventory adjustment recorded in the second quarter of 2004, versus $0.6 million last year, to account for the rise in inventory prices.

Interest expense for the three months ended April 30, 2004 was $1.8 million compared to $0.6 million from the same period a year ago.  The increase is a result of an increase in the average debt outstanding for the comparative quarters.

Other, net (on the income statement) for the three months ended April 30, 2004 was relatively flat  compared to last year.

Six Months Ended April 30, 2004 Compared to Six Months Ended April 30, 2003

Vehicular Products

	Six Months Ended April 30,
	2004	2003	Change	%
		(In millions)
Net sales	$366.2	$227.0	$139.2	61.3%
Cost of sales	317.1	179.4	137.7	76.8
Selling, general and administrative	9.7	8.1	1.6	19.8
Depreciation and amortization	17.2	15.3	1.9	12.4
Operating income	$22.2	$24.2	$(2.0)	(8.3)%
Operating income margin	6.1%	10.7%

(1)          Fiscal 2004 includes MACSTEEL Monroe as of January 1, 2004.

Excluding the impact of MACSTEEL Monroe, net sales were higher than the first half of 2003 by 18.2%.  The increase in net sales was primarily a result of the 12.4% increase in volume at MACSTEEL, excluding MACSTEEL Monroe.  Average prices also increased approximately 11% due to growth of the value added MACPLUS products as well as overall price increases from higher steel scrap surcharges that became effective on April 1, 2004.  Piper continued to experience a decline in sales volumes from airbag components and ordnance, which was partially offset by price increases implemented during the first quarter of 2004.

The increase in cost of sales versus last year is attributable to the addition of MACSTEEL Monroe and an increase in raw material prices, coupled with an overall increase in volume.  Raw material prices escalated during the comparative period with the average price up approximately $93 per ton at MACSTEEL (excluding MACSTEEL Monroe) compared to the first half of 2003.  Steel scrap prices continue to have the largest impact on cost of sales.  Efforts to increase volume have resulted in higher cost of sales, but have helped to offset the compression that occurred during the first half of the year.

Excluding the impact from MACSTEEL Monroe, selling, general and administrative expenses were reduced from last year by 2.4%.  The general trend across all of the businesses was a decline when compared to the same period last year as all businesses continue their lean initiatives.

The increase in depreciation and amortization is directly related to the addition of MACSTEEL Monroe.

Operating income was lower than the first half of 2003 due primarily to the impact from escalating material scrap prices, which were only partially offset by the addition of MACSTEEL Monroe, increased volume, higher average prices, improved product mix, process improvements, reduced fixed costs and scrap surcharges.  The scrap surcharges that went into effect on April 1, 2004 increased the margins for the month of April to levels similar to last year.

Building Products

	Six Months Ended April 30,
	2004	2003	Change	%
		(In millions)
Net sales	$320.9	$257.2	$63.7	24.8%
Cost of sales	279.4	227.7	51.7	22.7
Selling, general and administrative	14.1	12.5	1.6	12.8
Depreciation and amortization	9.8	8.6	1.2	14.0
Operating income	$17.6	$8.4	$9.2	109.5%
Operating income margin	5.5%	3.3%

(1) Fiscal 2004 includes TruSeal as of January 1, 2004.

Excluding the impact of TruSeal, net sales were higher than the first half of 2003 by 13.2%.  The increase in net sales was a result of the increased volume across the entire segment combined with an increase in the average prices at Nichols Aluminum.

The increase in cost of sales compared to last year is attributable to the addition of TruSeal and an increase in material scrap prices coupled with an overall increase in volume.  Raw material prices, primarily aluminum, escalated during the first half of the year compared to the same period of 2003.

Excluding the impact from TruSeal, selling, general and administrative expenses actually declined from last year’s first half by 21.2%.  A portion of the decrease is associated with the Nichols Aluminum transfer of personnel from overhead into operations, thereby moving the corresponding expense to cost of sales.  Excluding the impact of the Nichols transfers, the Building Products segment experienced a reduction of selling, general and administrative expenses as a result of process improvements and overall cost controls across the entire segment.

The increase in depreciation and amortization is directly related to depreciation and amortization expense associated with the assets of TruSeal.

Operating income was higher than the first half of 2003 due to the addition of TruSeal, increased volume, higher average prices, improved product mix, process improvements and reduced fixed costs, all of which more than offset the impact from the higher raw material prices.  Similar to the Vehicular Products segment, all of the businesses remain focused on improving all processes to remain competitive in an increasingly global economy.

Corporate and Other

	Six Months Ended April 30,
	2004	2003	Change	%
		(In millions)
Cost of sales	$2.9	$0.8	$2.1	262.5%
Selling, general and administrative	6.8	7.0	(0.2)	(2.9)
Depreciation and amortization	0.1	0.2	(0.1)	(50.0)
Gain on sale of land	(0.5)	(0.4)	(0.1)	25.0
Operating loss	$(9.3)	$(7.6)	$(1.7)	22.4%

Corporate level operating expenses, which are not in the two operating segments mentioned above, include the consolidated LIFO inventory adjustments (calculated on a combined pool basis), corporate office expenses and inter-segment eliminations.  All of the difference is attributable to the $2.7 million LIFO adjustment recorded in the first half of 2004 as compared to $0.9 million during the same period last year.

Interest expense for the six months ended April 30, 2004 was $2.8 million compared to $1.7 million from the same period a year ago.  The increase is a result of an increase in the average debt outstanding for the comparative quarters directly as a result of borrowings used to finance the acquisitions of MACSTEEL Monroe and TruSeal.  Had the revolver debt been outstanding during the entire first half of 2004, interest expense would have been higher by an estimated $0.9 million.

Other, net (on the income statement) for the six months ended April 30, 2004 was $0.8 million of income compared to $1.9 million of income from the same period a year ago.  The difference is primarily related to changes in the cash surrender values of Company held life insurance policies and the Company’s stock held in the deferred compensation plan.

Outlook

Demand in the Company’s two target markets, vehicular products and building products, remains strong.  With an improving economy and favorable interest rates, Quanex expects robust business activity in its two business segments through the end of fiscal 2004 (October).

In the Company’s Vehicular Products segment, overall business activity from now through fiscal year end appears excellent.  2004 North American light vehicle builds are expected to remain flat to last year’s 16+ million builds, and a healthy increase in heavy truck builds, now estimated to be up 35% to 40% over last year’s builds, will serve to fill any gaps in the segment’s robust demand outlook.  Excluding results from its Monroe operation, MACSTEEL expects to report significantly higher third quarter earnings compared to the third quarter of 2003 and the second quarter of 2004, the result of lower material costs and a higher April 1st steel scrap surcharge, which remains in effect until July 1st.

In the Company’s Building Products segment, the market drivers remain positive and order activity remains brisk.  Housing starts for 2004 are expected to moderate slightly from last year’s record 1.86 million units, while remodeling expenditures, which the Company believes account for about one half of the segment’s sales, are also expected to remain at healthy levels.  Quanex expects its Engineered Products division to deliver excellent operating results in the third quarter.  At Nichols Aluminum, London Metal Exchange ingot prices and scrap prices are expected to remain flat or slightly decrease for the third quarter, a positive for Nichols, while selling prices continue to improve.

Taken together, Quanex’s sales and earnings outlook for the remainder of the year remains very favorable.  Therefore, for its fiscal third quarter and fiscal year 2004, the Company expects to report diluted earnings per share within a range of $1.00 to $1.20 and $3.25 to $3.75 respectively.

 Liquidity and Capital Resources

Sources of Funds

The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its secured $310 million Revolving Credit Agreement (“Bank Agreement”).  On December 19, 2003, the Company executed an agreement with our credit facility banks to increase the Bank Agreement revolver from $200 million to $310 million to provide funds necessary for the TruSeal and MACSTEEL Monroe acquisitions.  On April 9, 2004, the Company requested and received consent from its credit facility bank group to extend the maturity date of its Revolving Credit Agreement from November 15, 2005 to February 28, 2007.

At April 30, 2004, the Company had $210 million borrowed under the Bank Agreement.  This represents a $200 million increase from October 31, 2003 borrowing levels, resulting from the TruSeal and MACSTEEL Monroe acquisitions, completed during the first quarter of 2004.  In May 2004, the net proceeds from the Debenture offering, totaling approximately $122 million, were used to repay a portion of the amounts outstanding under the revolving credit agreement.

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

The Company’s working capital was $154.7 million at April 30, 2004 compared to $92.8 million at October 31, 2003.  The change in working capital was largely a result of the $41.8 million of working capital added as a result of the TruSeal and MACSTEEL Monroe acquisitions that were completed during the first half of the year.  The cash balance decreased $16.8 million and inventories increased $20.7 million mainly due to higher raw material prices.  Also included in the working capital change was a $48.5 million increase in accounts receivable due to the increased sales levels offset by a $33.1 million increase in accounts payable and accrued liabilities.

Operating Activities

Cash provided by operating activities during the six months ended April 30, 2004 was $5.3 million compared to $9.8 million for the same six-month period of 2003.  This decrease is largely due to the increase in working capital discussed above that is a result of the rise in sales volumes and prices.

Investment Activities

Net cash used for investment activities during the six months ended April 30, 2004 was $222.8 million compared to $15.0 million for the same period of 2003.  Investment activities for the six months ended April 30, 2004 included the acquisition and related costs for TruSeal of $112.5 million, net of cash acquired, and the MACSTEEL Monroe assets for $102.1 million.  Also included in the first half of 2004 were proceeds of $0.6 million from the sale of land versus $2.8 million of proceeds in the prior year.  Additionally, capital expenditures decreased $6.5 million to $8.3 million in the six months ended April 30, 2004 from $14.8 million in the same period of the previous year.  This decline was primarily due to reduced spending at Nichols Aluminum of $3.9 and at the Vehicular Products segment of $2.3 million.  The Company estimates that fiscal 2004 capital expenditures will be approximately $32 million.  At April 30, 2004, the Company had commitments of approximately $7.0 million for the purchase or construction of capital assets.  The Company plans to fund these capital expenditures through cash flow from operations.

Financing Activities

Net cash provided by financing activities for the six months ended April 30, 2004 was $200.6 million compared to a use of $12.3 million during the same prior year period.  The Company made net borrowings of $200.0 million on the bank revolver in the six months ended April 30, 2004, compared to borrowings of $6.7 million during the same six months of fiscal 2003.  No shares of the Company’s common stock were purchased in the six months ended April 30, 2004 compared to the payment of $13.5 million to repurchase shares of the Company’s common stock in the same period last year.  Additionally, Quanex received $7.2 million in the six months ended April 30, 2004 for the issuance of common stock related to the exercise of options, versus $1.6 million in the same period last year.

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

Inventory

The Company records inventory valued at the lower of cost or market value.  The method used to determine the cost of inventories varies among the Company’s operations.  MACSTEEL (excluding Monroe), Temroc, Nichols Aluminum (excluding Nichols Aluminum Golden), AMSCO and HOMESHIELD determine cost using the last-in, first-out (LIFO) valuation methodology.  The remainder of the operations determines cost using the first-in, first-out (FIFO) valuation methodology.  Under the LIFO methodology for determining inventory cost, management projections are made during the year (on a fiscal quarter end basis) of inventory prices at the end of that fiscal year.  Those projections and estimates are used to review the LIFO reserve balance and determine whether it is adequate or should be adjusted quarterly.  To the extent management’s judgments are estimates, the actual results at the end of the fiscal year can and do vary from those estimates.  The LIFO reserve is then adjusted at the end of the fiscal year based on the actual pricing levels at that time.

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

New Accounting Pronouncements

Please refer to footnote 2 of Item 1 for a presentation of recent accounting pronouncements.

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

Interest Rate Risk

The Company and its subsidiaries have a Bank Agreement and other long-term debt which subject the Company to the risk of loss associated with movements in market interest rates.  The Company and certain of its subsidiaries’ floating-rate obligations total $215.4 million or 98.1% of total debt at April 30, 2004.  Since the expiration of its swap agreements on July 29, 2003, the Company has not entered into any other interest swap agreements and as such is subject to the variability of interest rates on its variable rate debt.

At April 30, 2004, the Company had fixed-rate debt totaling $4.1 million or 1.9% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates.  In May 2004, the net proceeds from the Debenture offering, totaling approximately $122 million, were used to repay a portion of the amounts outstanding under the revolving credit agreement.  The impact of the offering and subsequent reduction in the revolving credit agreement reduces the amount of floating-rate obligations and increases the amount of fixed-rate debt.  The aggregate availability under the Bank Agreement was $89.5 million at April 30, 2004, which is net of $10.5 million of outstanding letters of credit.  Based on the outstanding balance of the Bank Agreement of $210 million at April 30, 2004, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $2.1 million on an annualized basis.

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

The Company’s aluminum mill sheet products group, Nichols Aluminum, uses various grades of aluminum scrap as well as minimal amounts of prime aluminum ingot as raw materials for its manufacturing process.  The price of this aluminum raw material is subject to fluctuations due to many factors in the aluminum market.  In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers.  In an effort to reduce the risk of fluctuating raw material prices, the Company enters into firm price raw material purchase commitments (which are designated as “normal purchases” under SFAS No. 133) as well as option contracts on the London Metal Exchange (“LME”).  The Company’s risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company’s committed sales orders, net of fixed price purchase commitments.

Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum.  To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect.  Where firm price sales commitments are matched with LME contracts, the Company is subject to the ineffectiveness of LME contracts to perfectly hedge raw material prices.  Ineffectiveness of the LME contracts results from the fact that the mix of raw material grades consumed during production are not exactly the same as the LME.

At April 30, 2004, open LME forward contracts had maturity dates extending through October 2005 covering notional amounts of approximately 3.9 million pounds.  At April 30, 2004, these contracts had fair values of approximately $19 thousand (gain), which is recorded as part of other current assets in the financial statements.

The effective portion of the gains and losses related to the customer specific forward LME contracts designated as hedges are reported in other comprehensive income. These gains and losses are reclassified into earnings in the periods in which the related inventory is sold.  As of April 30, 2004, net losses of approximately $18 thousand ($11 thousand net of taxes) are expected to be reclassified from other comprehensive income into earnings over the next twelve months. Gains and losses on these customer specific hedge contracts, including amounts related to hedge ineffectiveness, are reflected in “Cost of sales” in the income statement. For the six months ended April 30, 2004, $17 thousand of expense was recognized in “Cost of sales” representing the amount of the hedges’ ineffectiveness.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2004, the Company issued $125 million of 2.50% Convertible Senior Debentures due May 15, 2034 (the “Debentures”) in a private placement to Credit Suisse First Boston, Bear, Stearns & Co. Inc., Robert W. Baird & Co., and KeyBanc Capital Markets as initial purchasers.  The Debentures were offered only to “qualified institutional buyers”, in accordance with Rule 144A under the Securities Act of 1933.  The Debentures are convertible into shares of Quanex common stock, upon the occurrence of certain events, at an initial conversion rate of 17.3919 shares of common stock per $1,000 principal amount of notes.  This conversion rate is equivalent to an initial conversion price of $57.50 per share of common stock, subject to adjustment in some events.

The Debentures are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of the Company’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the previous fiscal quarter is more than 120% of the conversion price per share of the Company’s common stock on such last trading day; (ii) if the Company calls the Debentures for redemption; or (iii) upon the occurrence of certain corporate transactions, as defined. Upon conversion, the Company has the right to deliver common stock, cash or a combination of cash and common stock. The Company may redeem some or all of the Debentures for cash any time on or after May 15, 2011 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on May 15, 2011, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any.

The net proceeds from the offering, totaling approximately $122 million were used to repay a portion of the amounts outstanding under the revolving credit agreement.  The $122 million of proceeds is net of fees associated with the transaction.

Item 4.  Submission of Matters to a Vote of Security Holders

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

Item 6.  Exhibits and Reports on Form 8-K.

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

Exhibit Number	Description Of Exhibits
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

4.4

First Amendment to Security Agreement, dated February 17, 2003, effective November 26, 2002, filed as Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) dated April 30, 2003.

4.5

Consent and First Amendment to Revolving Credit Agreement dated December 19, 2003, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) dated October 31, 2003. Certain schedules and exhibits to this Consent and First Amendment to Revolving Credit Agreement have not been filed with this exhibit. The Company agrees to furnish supplementally any omitted schedule or exhibit to the SEC upon request.

4.6

Waiver and Second Amendment to Revolving Credit Agreement dated March 11, 2004, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks filed as Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) dated January 31, 2004.

* 4.7	Form of Consent to Requested Extension to Revolving Credit Maturity Date under the Quanex Corporation Revolving Credit Agreement dated April 7, 2004.

* 4.8

Form of Consent and Third Amendment to Revolving Credit Agreement dated April 9, 2004, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks.

* 4.9	Indenture dated as of May 5, 2004 between Quanex Corporation and Union Bank of California, N.A. as trustee relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034.

Exhibit Number	Description Of Exhibits
* 4.10

Registration Rights Agreement dated as of May 5, 2004 among Quanex Corporation, Credit Suisse First Boston LLC, Bear, Stearns & Co. Inc., Robert W. Baird & Co. Incorporated, and KeyBanc Capital Markets relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034.

* 10.1

Purchase Agreement dated April 29, 2004, between Quanex Corporation, Credit Suisse First Boston LLC, Bear, Stearns & Co. Inc., Robert W. Baird & Co. Incorporated, and KeyBanc Capital Markets relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034.

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

b)            Reports on Form 8-K

On April 2, 2004, the Company filed a Current Report on form 8-K, which included a press release announcing the decision to restructure and sell Quanex Corporation’s Piper Impact business.

On April 7, 2004, the Company filed a Current Report on form 8-K, which included a press release issuing guidance for the second quarter of fiscal year 2004.

On April 28, 2004, the Company filed a Current Report on form 8-K, announcing that it had received consent from its credit facility bank group to extend the maturity date of its Revolving Credit Agreement from November 15, 2005 to February 28, 2007 and which also included a press release announcing its intention to sell, subject to market and other conditions, $100 million aggregate principal amount of convertible senior debentures due 2034.

On April 30, 2004, the Company filed a Current Report on form 8-K, which included a press release announcing that its previously announced $100 million aggregate principal amount of convertible senior debentures due 2034 (the Debentures) have been priced at an annual interest rate of 2.5%.

On May 11, 2004, the Company filed a Current Report on form 8-K, which included a press release announcing  that on May 5, 2004, it completed the sale of $125 million aggregate principal amount of its 2.50% Convertible Senior Debentures due 2034 (the Debentures).

On June 3, 2004, the Company filed a Current Report on form 8-K, which included a press release reporting the earnings results for the second quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX CORPORATION

/s/ Terry M. Murphy
Terry M. Murphy
Date: June 9, 2004	Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Ricardo Arredondo
Ricardo Arredondo
Date: June 9, 2004	Vice President – Corporate Controller (Principal Accounting Officer)