Form 10-Q
period 2004-07-31
QUANEX CORP
filed 2004-09-14
CIK 276889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common Stock, par value $0.50 per share	16,519,457

QUANEX CORPORATION

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

QUANEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2004	October 31, 2003
	(In thousands)
ASSETS
Current assets:
Cash and equivalents	$39,071	$22,108
Accounts and notes receivable, net of allowance of $6,601 and $6,829	185,670	116,596
Inventories	127,195	77,261
Deferred income taxes	8,203	5,647
Other current assets	3,092	1,545
Current assets of discontinued operations	12,503	10,291
Total current assets	375,734	233,448
Property, plant and equipment	850,259	757,491
Less accumulated depreciation and amortization	(484,183)	(447,041)
Property, plant and equipment, net	366,076	310,450
Goodwill, net	138,924	66,436
Cash surrender value insurance policies, net	24,972	24,536
Intangible assets, net	28,137	2,755
Other assets	9,601	3,521
Assets of discontinued operations	27,431	42,321
	$970,875	$683,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$143,876	$86,285
Accrued liabilities	43,438	35,926
Income taxes payable	8,603	8,098
Other current liabilities	12	46
Current maturities of long-term debt	3,554	3,877
Current liabilities of discontinued operations	4,817	6,433
Total current liabilities	204,300	140,665
Long-term debt	190,558	15,893
Deferred pension credits	6,444	7,781
Deferred postretirement welfare benefits	7,864	7,845
Deferred income taxes	68,193	51,782
Non-current environmental reserves	8,047	13,517
Other liabilities	2,771	283
Liabilities of discontinued operations	252	542
Total liabilities	488,429	238,308

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding none	—	—
Common stock, $0.50 par value, shares authorized 50,000,000; issued 16,576,207 and 16,519,271	8,288	8,260
Additional paid-in-capital	190,837	187,114
Retained earnings	289,351	264,067
Unearned compensation	(732)	(164)
Accumulated other comprehensive income	(3,600)	(3,641)
	484,144	455,636
Less common stock held by rabbi trust, 56,750 and 47,507 shares	(1,698)	(1,317)
Less cost of shares of common stock in treasury, zero and 294,803 shares	—	(9,160)
Total stockholders’ equity	482,446	445,159
	$970,875	$683,467

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(In thousands, except per share amounts)

Net sales	$424,091	$247,386	$1,089,535	$703,012
Cost of sales	357,059	204,466	937,272	585,913
Selling, general and administrative expense	18,129	11,784	47,337	37,047
Depreciation and amortization	13,561	10,815	39,186	33,038
Gain on sale of land	—	—	(454)	(405)
Operating income	35,342	20,321	66,194	47,419
Interest expense	(1,735)	(620)	(4,491)	(2,344)
Retired executive life insurance benefit	—	2,152	—	2,152
Other, net	(209)	468	613	2,432
Income from continuing operations before income taxes	33,398	22,321	62,316	49,659
Income tax expense	(12,363)	(7,329)	(23,071)	(17,234)
Income from continuing operations	21,035	14,992	39,245	32,425
Loss from discontinued operations, net of taxes	(3,277)	(1,369)	(3,516)	(2,654)

Net income	$17,758	$13,623	$35,729	$29,771

Basic earnings per common share:
Earnings from continuing operations	$1.28	$0.93	$2.39	$2.00
Loss from discontinued operations	$(0.20)	$(0.08)	$(0.21)	$(0.16)
Basic earnings per share	$1.08	$0.85	$2.18	$1.84

Diluted earnings per common share:
Earnings from continuing operations	$1.26	$0.92	$2.35	$1.98
Loss from discontinued operations	$(0.20)	$(0.08)	$(0.21)	$(0.16)
Diluted earnings per share	$1.06	$0.84	$2.14	$1.82

Weighted average common shares outstanding:
Basic	16,464	16,055	16,401	16,176
Diluted	16,724	16,267	16,668	16,401

Cash dividends per share	$0.19	$0.17	$0.53	$0.51

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended July 31,
	2004	2003
	(In thousands)
Operating activities:
Net income	$35,729	$29,771
Loss from discontinued operations	3,516	2,654
Income from continuing operations	39,245	32,425
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of land	(454)	(405)
Retired executive life insurance benefit	—	(2,152)
Depreciation and amortization	39,585	33,301
Deferred income taxes	11,308	3,263
Deferred pension and postretirement benefits	(1,318)	784
	88,366	67,216

Changes in assets and liabilities net of effects from acquisitions and dispositions:
Increase in accounts and notes receivable	(46,026)	(4,054)
Increase in inventory	(10,237)	(10,939)
Increase (decrease) in accounts payable	35,670	(693)
Increase (decrease) in accrued liabilities	4,496	(9,289)
Decrease in income taxes payable	(3,463)	(4,085)
Other, net	1,395	(5,136)
Operating cash flow from discontinued operations	3,316	8,917
Cash provided by operating activities	73,517	41,937

Investment activities:
Acquisitions, net of cash acquired	(214,579)	—
Proceeds from sale of land	637	2,832
Capital expenditures, net of retirements	(12,672)	(22,413)
Other, net	(491)	(3,383)
Cash used for investment activities from discontinued operations	(557)	(339)
Cash used for investment activities	(227,662)	(23,303)

Financing activities:
Bank borrowings (repayments), net	175,000	(5,000)
Purchase of Quanex common stock	—	(13,515)
Common stock dividends paid	(8,386)	(8,120)
Issuance of common stock, net	9,667	2,809
Other, net	(5,182)	(2,260)
Cash provided by (used for) financing activities	171,099	(26,086)
Effect of exchange rate changes on cash equivalents	9	—
Increase (decrease) in cash and equivalents	16,963	(7,452)

Cash and equivalents at beginning of period	22,108	18,283
Cash and equivalents at end of period	$39,071	$10,831

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,705	$2,070
Cash paid during the period for income taxes	$11,497	$10,734
Cash received during the period for income tax refunds	$287	$155

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

Certain reclassifications, none of which affected net income attributable to common stockholders, have been made to prior period amounts to conform to the current period presentation.  Specifically, the Company reclassified amortization of debt issuance costs of $0.1 million and $0.2 million for the three and nine months ended July 31, 2003, respectively, from Other, net to Interest expense.

In the third quarter of 2004, the Company committed to a plan to sell its Piper Impact business.  Accordingly, the assets and liabilities of Piper Impact are reported as discontinued operations in the Consolidated Balance Sheets presented, and its operating results are reported as discontinued operations in the Consolidated Statements of Income (see Note 16).

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Quanex Corporation 2003 Form 10-K.

2.                                      New Accounting Pronouncements

In December 2003, the FASB issued the revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS 132 retains the disclosures required by the original issuance of SFAS 132 and requires additional annual disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows. The Company will include the revised SFAS 132 annual disclosures in its Annual Report on Form 10-K for the fiscal year ending October 31, 2004. The revised SFAS 132 also requires additional interim period disclosures, including the components of net periodic benefit cost and changes in planned contributions. The Company has included the required disclosures in the notes to the financial statements.

In March 2004, the FASB issued the exposure draft “Share Based Payment, an amendment of FASB Statements No. 123 and 95.”  The exposure draft proposes mandatory fair value expensing of employee stock options for fiscal years beginning after December 15, 2004. The final pronouncement has not been issued, but should it be adopted in its current form, it would become effective for the Company on November 1, 2005 (fiscal year 2006).  In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company continues to apply the rules for stock-based compensation contained in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method.  The Company is currently researching the impact of the exposure draft.  Upon a final pronouncement, the Company will provide guidance as to the impact, if any.

In July 2004, the Emerging Issues Task Force (EITF) reached a tentative consensus on EITF Issue 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share.”  Under the tentative consensus, companies would be required to retroactively restate diluted earnings per share numbers applying the “if converted” method of accounting from the issuance date of the contingently convertible bond.  The EITF abstract is currently in the comment period process, and thus a final conclusion has not been made.  On May 5, 2004, the Company issued $125 million of 2.50% Convertible Senior Debentures due May 15, 2034 (the “Debentures”).

Based on the EITF proposal currently under review, this could mean an additional 2.2 million shares of earnings dilution to Quanex and have an annualized earnings per share impact of approximately $0.30 - $0.35 per common share. However, the Company does have the option to settle its convertible obligation with either common stock, cash or a combination of the two. If the Company chooses to settle its entire convertible obligation with cash, it would not be required to show the dilutive impact of the higher share count in the calculation of its earnings per share.  The Company is monitoring the resolution of this matter and will discuss the impact of such resolution when known.

3.                                      Stock Based Employee Compensation

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company continues to apply the rules for stock-based compensation contained in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” using the intrinsic value method. The pro forma effect on net income and earnings per share of the fair value based method of accounting for stock-based compensation as required by SFAS No. 123 and SFAS No. 148 “Accounting for the Stock-Based Compensation – Transition and Disclosure” is presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(In thousands)

Net income, as reported	$17,758	$13,623	$35,729	$29,771
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(525)	(397)	(1,631)	(1,132)
Pro forma net income	$17,233	$13,226	$34,098	$28,639

Earnings per common share:
Basic as reported	$1.08	$0.85	$2.18	$1.84
Basic pro forma	$1.05	$0.82	$2.08	$1.77
Diluted as reported	$1.06	$0.84	$2.14	$1.82
Diluted pro forma	$1.03	$0.81	$2.05	$1.75

In March 2004, the FASB issued a proposed statement that would eliminate the ability to account for share-based compensation transactions using APB No. 25 and would generally require that such transactions be accounted for using a fair value based method.  The FASB’s current technical plan is for the final statement to be issued in the fourth calendar quarter of 2004 and to be effective for Quanex beginning November 1, 2005 (fiscal year 2006).

4.                                      Business Acquisitions

During the first quarter of fiscal 2004, the Company acquired the stock of TruSeal Technologies, Inc. (“TruSeal”) and assets of North Star Steel Monroe (“MACSTEEL Monroe”).  The acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”  Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisitions and the results of operations were included in the Company’s consolidated financial statements as of the respective effective dates of the acquisitions.  There were no material differences between the Company’s accounting policies and those of TruSeal and North Star Steel Monroe.

On December 31, 2003, the Company completed the acquisition of TruSeal, a manufacturer of patented and trademarked flexible insulating glass spacer systems and sealants for vinyl, aluminum, and wood windows.  TruSeal has been integrated into the Engineered Products division within the Building Products segment.  The Company acquired TruSeal to further expand the broad range of high quality components and products currently supplied to existing customers and to provide a level of customer diversification.  TruSeal has a broad presence in the vinyl and aluminum window markets, whereas the Company’s niche is primarily with the wood window OEM’s.  As consideration for the acquisition of all of the outstanding capital stock of TruSeal, the Company paid $111.2 million in cash, net of a $1.8 million working capital adjustment, and assumed $19.0 million of liabilities.  The Company also incurred $1.4 million in transaction fees, including legal, valuation and accounting fees.

On December 31, 2003, the Company completed the asset purchase of MACSTEEL Monroe, a mini-mill steel facility that can produce over 500,000 tons of special bar quality and engineered steel bars in diameters from 0.5625 to 3.25 inches, which primarily serves the light vehicle and heavy-duty truck markets.  MACSTEEL Monroe has been integrated into MACSTEEL within the Vehicular Products segment.  The Company acquired MACSTEEL Monroe to support and benefit a core business, MACSTEEL, and to expand the range of high quality bar products available to the Company’s customers.  MACSTEEL Monroe’s production of smaller diameter bars complements the Company’s existing one to six inch size range and expands the customer base and product offerings.  As consideration for the MACSTEEL Monroe acquisition, the Company paid $99.8 million in cash, net of a $15.7 million working capital adjustment, and assumed $18.3 million of liabilities.  The working capital adjustment resulted in a reduction of property, plant and equipment in the second quarter of fiscal 2004.  The Company also incurred $2.2 million in transaction fees, including legal, valuation and accounting fees.

The preliminary allocations of the combined assets and liabilities of TruSeal and MACSTEEL Monroe acquired and assumed are summarized below.  The preliminary allocations were based on independent appraisals and management’s estimates of fair values.  The allocations are not final and are subject to change based on final estimates of fair value and final determination of deferred taxes.  The Company does not anticipate the final allocation to vary materially from the preliminary allocation presented below:

As of Date of Opening Balance Sheets
(In thousands)
Cash and equivalents	$148
Accounts receivable, net of allowance for doubtful accounts	23,049
Inventories	39,711
Deferred income taxes	4,387
Other current assets	2,824
Total current assets	70,119
Property, plant and equipment, net	80,752
Goodwill, net	72,488
Intangible assets:
Trade names and trademarks	8,230
Patents	14,834
Other intangibles	3,692
Total intangible assets	26,756
Other assets	1,959
Total assets	$252,074

Accounts payable	$21,923
Accrued liabilities	6,203
Total current liabilities	28,126
Deferred income taxes	6,932
Other liabilities	2,279
Total liabilities	37,337
Investment	214,737
Total liabilities and equity	$252,074

The allocations resulted in goodwill of $72.5 million, of which $46.7 million is expected to be deductible for tax purposes.  All $72.5 million of goodwill has been assigned to the Building Products segment.  The intangible assets are being amortized over periods, which reflect the pattern in which the economic benefits of the assets are expected to be realized.  Specifically, the trade names and trademarks are being amortized over an average estimated useful life of 16 years, the patents are being amortized over an average of 17 years and the other intangibles are being amortized over an average of 5 years.  The weighted average useful life of intangible assets, excluding goodwill, created as a result of the acquisitions is 15 years.  No residual value is estimated for the intangible assets.

The $72.5 million of goodwill associated with the TruSeal acquisition can be attributed to the value the Company expects to realize from expanding the product offerings to its current customers.  The Company previously marketed and sold a wide range of products to similar customers as those of TruSeal.  With the acquisition of TruSeal, the Company has expanded the product offerings it can market and sell to its entire base of customers in the Building Products segment.  The reliability, service levels and synergies established with the Company’s base of customers within this segment allow for the potential of increased performance from TruSeal.  The ability to provide customers a suite of complimentary products is of considerable value to the Company.

The following table provides unaudited proforma results of operations for the three and nine months ended July 31, 2004 and July 31, 2003, as if TruSeal and MACSTEEL Monroe had been acquired as of the beginning of each fiscal year presented.  The proforma results include certain adjustments including estimated interest impact from the funding of the acquisitions and estimated depreciation and amortization of fixed and identifiable intangible assets.  However, the proforma results presented do not include any anticipated cost savings or other synergies related to either of the acquisitions.  Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Actual		Proforma
	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(In thousands)
Net sales	$424,091	$319,337	$1,134,275	$914,232
Net income attributable to common stockholders	17,758	16,262	35,112	35,924
Diluted net earnings per common share	$1.06	$1.00	$2.11	$2.19

5.                                      Inventories

Inventories consist of the following:

	July 31, 2004	October 31, 2003
	(In thousands)
Raw materials	$33,449	$18,502
Finished goods and work in process	81,035	49,184
	114,484	67,686
Other	12,711	9,575
	$127,195	$77,261

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	July 31, 2004	October 31, 2003
	(In thousands)
LIFO	$54,609	$54,332
FIFO	72,586	22,929
	$127,195	$77,261

For purposes of valuing LIFO inventories, a projection of the year-end LIFO reserve is calculated each quarter.  Based on this projection, the Company records an estimate of the LIFO change during the year.  At the end of the fiscal year, the actual LIFO inventory change is calculated and recorded.  With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $21.6 million as of July 31, 2004 and $13.9 million as of October 31, 2003.

6.                                      Acquired Intangible Assets

Intangible assets consist of the following (in thousands):

	As of July 31, 2004			As of October 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Life

Amortized intangible assets:
Non-compete Agreements	$313	$170	2 years	$313	$119	3 years
Patents	15,277	645	17	443	82	10
Trademarks	8,230	294	16	—	—	—
Customer Relationships	2,491	291	5	—	—	—
Other intangibles	1,201	175	4	—	—	—
Total	$27,512	$1,575	15 years	$756	$201	8 years

Unamortized intangible assets:
Trade Name	$2,200			$2,200

The aggregate amortization expense for the three and nine month periods ended July 31, 2004 is $581 thousand and $1,374 thousand, respectively.  The aggregate amortization expense for the three and nine month periods ended July 31, 2003 was $29 thousand and $86 thousand, respectively.  Estimated amortization expense for the next five years follows (in thousands):

Fiscal Years Ending October 31,	Estimated Amortization

2004 (remaining three months)	$581
2005	2,303
2006	2,294
2007	2,252
2008	$1,988

7.                                      Earnings Per Share

The computational components of basic and diluted earnings per share are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended July 31, 2004			For the Three Months Ended July 31, 2003
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount

Basic Earnings Per Share Computation	$17,758	16,464	$1.08	$13,623	16,055	$0.85
Effect of Dilutive Securities
Effect of common stock equivalents arising from Stock options	—	204		—	148
Effect of common stock held by rabbi trust	—	56		—	64

Diluted Earnings Per Share Computation
Total diluted net earnings	$17,758	16,724	$1.06	$13,623	16,267	$0.84

	For the Nine Months Ended July 31, 2004			For the Nine Months Ended July 31, 2003
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount

Basic Earnings Per Share Computation	$35,729	16,401	$2.18	$29,771	16,176	$1.84
Effect of Dilutive Securities
Effect of common stock equivalents arising from stock options	—	212		—	160
Effect of common stock held by rabbi trust	—	55		—	65

Diluted Earnings Per Share Computation
Total diluted net earnings	$35,729	16,668	$2.14	$29,771	16,401	$1.82

In May 2004, the Company issued $125 million of the Debentures that, if converted in the future, would have a potentially dilutive effect on the Company’s stock.  Shares issuable upon conversion of the Debentures are excluded from the computation of earnings per share because the contingent conditions for their conversion have not been met (see Note 9).

In July 2004, the EITF reached a tentative consensus that if finalized would require companies to retroactively restate diluted earnings per share numbers applying the “if converted” method of accounting from the issuance date of the contingently convertible bond.  Based on the EITF proposal currently under review, this could mean an additional 2.2 million shares of earnings dilution to Quanex and have an annualized earnings per share impact of approximately $0.30 - $0.35 per common share. However, the Company does have the option to settle its convertible obligation with either common stock, cash or a combination of the two. If the Company chooses to settle its entire convertible obligation with cash, it would not be required to show the dilutive impact of the higher share count in the calculation of its earnings per share.  The Company is monitoring the resolution of this matter and will discuss the impact of such resolution when known.

8.                                      Comprehensive Income

Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, including realized and unrealized gains and losses on derivatives, minimum pension liability adjustments and foreign currency translation adjustments.  Total comprehensive income for the three and nine months ended July 31, 2004 is $17.8 million and $35.8 million, respectively.  Total comprehensive income for the three and nine months ended July 31, 2003 is $13.7 million and $30.2 million, respectively.

9.                                      Long-term Debt

Long-term debt consists of the following:

	July 31, 2004	October 31, 2003
	(In thousands)
“Bank Agreement” Revolver	$60,000	$10,000
2.50% Convertible Senior Debentures due 2034	125,000	—
Industrial Revenue and Economic Development Bonds, unsecured, principle due in the years 2005 and 2010, bearing interest ranging from 6.50% to 8.375%	1,665	1,665
State of Alabama Industrial Development Bonds	3,097	3,450
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	2,000	2,200
Temroc Industrial Development Revenue Bonds	2,078	2,228
Other	272	227
	$194,112	$19,770
Less maturities due within one year included in current liabilities	3,554	3,877
	$190,558	$15,893

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

The Bank Agreement requires maintenance of certain financial ratios and maintenance of a minimum consolidated tangible net worth. As of July 31, 2004, the Company was in compliance with all current Bank Agreement covenants.

On May 5, 2004, the Company issued $125 million of the Debentures in a private placement to Credit Suisse First Boston, Bear, Stearns & Co. Inc., Robert W. Baird & Co., and KeyBanc Capital Markets as initial purchasers.  The Debentures were offered only to “qualified institutional buyers,” in accordance with Rule 144A under the Securities Act of 1933.  The Debentures are convertible into shares of Quanex common stock, upon the occurrence of certain events, at an initial conversion rate of 17.3919 shares of common stock per $1,000 principal amount of notes.  This conversion rate is equivalent to an initial conversion price of $57.50 per share of common stock, subject to adjustment in some events such as a common stock dividend or an increase in the cash dividend.  Adjustments to the conversion rate are made when the cumulative adjustments exceed 1% of the conversion rate.

On August 26, 2004, the Board of Directors of the Company authorized an annual dividend increase of $0.08 per common share outstanding, increasing the annual dividend per share from $0.68 to $0.76, or $0.02 per quarter.  The quarterly cash dividend of $0.19 per share is effective with shareholders of record on September 15, 2004, and is payable on September 30, 2004.  The increase of the third quarter dividend per share from $0.17 to $0.19 is not expected to result in an adjustment to the conversion rate in the near future.  The Company will monitor the cumulative impact of the dividend increase and will make the necessary notifications should the cumulative adjustments exceed the 1% threshold in the future.

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

10.                               Pension Plans and Other Postretirement Benefits

The components of net pension and other postretirement benefit cost are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(In thousands)
Pension Benefits:
Service Cost	$864	$604	$3,900	$2,053
Interest cost	866	605	3,292	2,057
Expected return on plan assets	(724)	(506)	(3,102)	(1,721)
Amortization of unrecognized transition asset	(33)	(23)	(108)	(78)
Amortization of unrecognized prior service cost	57	40	210	136
Amortization of unrecognized net loss	201	140	786	477
Net periodic pension cost	$1,231	$860	$4,978	$2,924

	Three Months Ended July 31		Nine Months Ended July 31,
	2004	2003	2004	2003
	(In thousands)
Postretirement Benefits:
Service Cost	$55	$28	$99	$126
Interest cost	228	116	448	527
Net amortization and deferral	(85)	(43)	(58)	(196)
Net periodic postretirement benefit cost	$198	$101	$489	$457

During the nine months ended July 31, 2004, the Company made contributions of $7.2 million to its defined benefit pension plans, including $4.9 million of voluntary contributions.  The Company does not anticipate making any further contributions to its pension plans in fiscal 2004.

11.                               Industry Segment Information

Quanex has two market-focused segments:  Vehicular Products and Building Products.  The Vehicular Products segment produces engineered steel products and extruded products for the light vehicle, heavy duty truck, agricultural, military, recreational and energy markets.  The Building Products segment produces engineered products and aluminum sheet for window and door components used by the residential building and remodeling markets.  The presentation of segment disclosure information provided below has been restated for discontinued operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(In thousands)
Net Sales
Vehicular Products(1)(2)	$225,956	$98,262	$570,484	$296,719
Building Products(3)	198,135	149,124	519,051	406,293
Consolidated	$424,091	$247,386	$1,089,535	$703,012

Operating Income (Loss)
Vehicular Products(1)(2)	$24,952	$11,712	$47,530	$38,043
Building Products(3)	20,280	12,298	37,862	20,683
Corporate & Other(4)	(9,890)	(3,689)	(19,198)	(11,307)
Consolidated	$35,342	$20,321	$66,194	$47,419

	July 31, 2004	October 31, 2003
	(In thousands)
Identifiable Assets
Vehicular Products(1)(2)	$453,415	$315,759
Building Products(3)	430,509	278,629
Corporate & Other(4)	47,017	36,467
Discontinued Operations(2)	39,934	52,612
Consolidated	$970,875	$683,467

Goodwill
Vehicular Products	$13,496	$13,496
Building Products(2)	125,428	52,940
Consolidated	$138,924	$66,436

(1)                    Fiscal 2004 includes MACSTEEL Monroe as of January 1, 2004.

(2)                    Piper Impact is included in discontinued operations for all periods presented.

(3)                    Fiscal 2004 includes TruSeal as of January 1, 2004.

(4)                    Included in “Corporate & Other” are inter-segment eliminations, consolidated LIFO inventory adjustments, corporate expenses and assets.

12.                               Treasury Stock and Stock Option Exercises

On December 5, 2002, the Board of Directors approved a program to purchase up to a total of one million shares of the Company’s common stock in the open market or in privately negotiated transactions.  The Company has not purchased any shares in the nine month period ending July 31, 2004.  At October 31, 2003 there were 294,803 shares in treasury stock with a remaining carrying value of approximately $9.2 million.  During the three months ended July 31, 2004, the Company issued out of treasury stock 30,951 shares for the exercise of options and 1,097 shares to cover deferrals under the Company’s deferred compensation plan and restricted stock issuances.  For the nine months ended July 31, 2004, the Company issued out of treasury stock 285,692 shares for the exercise of options and 9,111 shares to cover deferrals under the Company’s deferred compensation plan and restricted stock issuances.  There are currently no shares in treasury stock.

The Company has various restricted stock and stock option plans for key employees and directors as described in its Annual Report on Form 10-K for the fiscal year ended October 31, 2003.  Below is a table summarizing the stock option activity in all plans since October 31, 2003:

	Shares Exercisable	Shares Under Option	Average Price Per Share

Balance at October 31, 2003	602,535	982,630	$26
Granted		194,600	$40
Exercised		(320,079)	$23
Cancelled / Lapsed		(2,834)	36
Balance at July 31, 2004	415,937	854,317	$30

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

14.                               Contingencies

Environmental

Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, Quanex must make capital and other expenditures on an ongoing basis. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals.  Costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable.  When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of parties participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections.  The cost of environmental matters has not had a material adverse effect on Quanex’s operations or financial condition in the past, and management is not aware of any existing conditions that it currently believes are likely to have a material adverse effect on Quanex’s operations, financial condition or cash flows.

Total remediation reserves, at July 31, 2004, for Quanex’s current plants, former operating locations, and disposal facilities were approximately $8.4 million. This represents a reduction of $8.1 from the balance as of April 30, 2004.  The difference is primarily attributable to changed circumstances involving the Company’s Piper Impact division, as discussed below.  Of the current remediation reserve, approximately $2.0 million represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. On the balance sheet, $8.0 million of the remediation reserve is included in non-current liabilities with the remainder in accrued liabilities (current).

In March 2004, the Company initiated a plan to sell its Piper Impact division in New Albany, Mississippi.  As part of the plan to sell, the manufacturing operations have been consolidated from the two existing facilities into a single facility.  All of the production and related assets required to support future production were relocated to the Barkley location.  As a result of the fact that production at the Highway 15 location would no longer continue, the Company obtained an independent assessment of the environmental liability.  The assessment took into account the fact that manufacturing operations at the Highway 15 location will cease.  Based on the independent assessment the environmental liability was reduced from $13.8 million as of April 30, 2004 to $5.0 million as of July 31, 2004.   The reduction of the environmental liability resulted in an after tax gain of $5.2 million, which was included in discontinued operations as it is related to the operations of Piper Impact (see Note 16).

Approximately 60% of the total remediation reserve is currently allocated to cleanup and other corrective measures at Piper Impact. At present, the largest component is for remediation of soil and groundwater contamination from prior operators at the Piper Impact plant on Highway 15.  The Company voluntarily implemented a state-approved remedial action plan there that includes natural attenuation together with a groundwater collection and treatment system, but the Company continues to investigate site conditions and evaluate performance of the remedy.

During the third quarter of 2004, Quanex reduced the remediation reserve for the Piper Impact division by approximately $8.3 million to $5.0 million.  This reduction is based on the Company’s experience to date at the Piper Impact locations, the Company’s decision to stop manufacturing at the Highway 15 location, and an independent technical assessment of environmental conditions at the Piper Impact locations.  Included in the current reserve is the estimated cost of operating the existing groundwater remediation system at the Highway 15 location over the next 20 years, which was discounted to a net present value using an interest rate of 3.0%.  The Company has estimated the annual cost of operating the existing system to be approximately $0.2 million and has assumed that the existing system will continue to be effective.  The reduction in the environmental accrual for Piper Impact resulted in an after tax gain of $5.2 million, which is included in discontinued operations as it is related to the operations of Piper Impact.

The final remediation costs and the timing of the expenditures at Piper Impact and other sites will depend upon such factors as the nature and extent of contamination, the cleanup technologies employed, and regulatory concurrences. While actual remediation costs therefore may be more or less than amounts accrued, management believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities.  It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals that would be material to Quanex’s financial statements because of uncertainties as to the extent of environmental impact, cleanup technologies, and concurrence of governmental authorities.  The Company currently expects to pay the accrued remediation reserve through at least fiscal 2024, although some of the same factors discussed earlier could accelerate or extend the timing.

For fiscal 2004, the Company estimates expenses at its facilities will be approximately $3.7 million for continuing environmental compliance. In addition, the Company estimates that capital expenditures for environmental compliance in fiscal 2004 will be approximately $4.3 million.  Future expenditures relating to environmental matters will necessarily depend upon the application to Quanex and its facilities of future regulations and government decisions. Quanex will continue to have expenditures in connection with environmental matters beyond fiscal 2004, but it is not possible at this time to reasonably estimate the amount of those expenditures except as discussed above. Based upon its analysis and experience to date, Quanex does not believe that its compliance with the Clean Air Act or other environmental requirements will have a material adverse effect on its operations or financial condition.

Tax Liability

As reported in the annual report for the year ended October 31, 2003, the Company is currently involved in a case in Tax Court regarding the disallowance of a capital loss realized in 1997.  The Company believes the ultimate resolution of this matter will not have a material impact on its financial position or results of operations.

Other

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

15.                               Subsequent Events

On August 26, 2004, the Board of Directors of the Company authorized an annual dividend increase of $0.08 per common share outstanding, increasing the annual dividend from $0.68 to $0.76, or $0.02 per quarter.  The quarterly cash dividend of $0.19 is effective with shareholders of record on September 15, 2004, and is payable on September 30, 2004.

On August 27, 2004, the Company announced that it had entered into a definitive agreement to sell its Nichols Aluminum - Golden subsidiary.  The Company will recognize a loss on the disposition of Nichols Aluminum – Golden in the fourth quarter and in connection with the classification as “held for sale,” the associated assets and liabilities to be sold will be reported as discontinued operations effective August 2004.  The Company estimates the loss on disposition will be less than $1.0 million after-tax.

16.                               Discontinued Operations

The Company classified Piper Impact as held for sale in the third quarter of fiscal year 2004.  Piper Impact was historically included in the Company’s Vehicular Products segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Piper Impact’s results of operations, financial position and cash flows have been reflected in the consolidated financial statements and notes as a discontinued operation for all periods presented. The Company received a Letter of Interest from a potential buyer and is currently in the process of negotiating terms.  The Company believes Piper Impact will be sold within one year.

The $3.3 million and $3.5 million loss from discontinued operations for the three and nine months ended July 31, 2004 include net non-cash charges of $3.1 million. The net non-cash charges consist of an $8.3 million after-tax asset write down to fair market value and a $5.2 million after-tax reduction of the environmental remediation reserve (see Note 14) as a result of the reduced operating status of Piper Impact’s Highway 15 operating facility.

Comparative balance sheets of the Piper Impact discontinued operation were as follows:

	July 31, 2004	October 31, 2003
	(In thousands)
Accounts and notes receivable, net	3,722	6,589
Inventories	2,739	2,061
Deferred income taxes	722	1,436
Other current assets	5,320	205
Total current assets	12,503	10,291
Property, plant and equipment, net	10,576	25,454
Other assets	16,855	16,867
	$39,934	$52,612

Accounts payable	$2,180	$3,150
Accrued liabilities	2,637	3,283
Total current liabilities	4,817	6,433
Other liabilities	252	542
Total liabilities	5,069	6,975

Operating results of the Piper Impact discontinued operation were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(In thousands)
Net sales	$9,376	$12,891	$31,081	$41,384
Loss before income taxes	(5,211)	(2,244)	(5,603)	(4,351)
Income tax benefit	1,934	875	2,087	1,697
Net loss from discontinued operations	$(3,277)	$(1,369)	$(3,516)	$(2,654)

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

The discussion and analysis of Quanex Corporation and its subsidiaries’ (the “Company’s”) financial condition and results of operations should be read in conjunction with the July 31, 2004 and October 31, 2003 Consolidated Financial Statements of the Company and the accompanying notes.

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

Consolidated Results of Operations

Summary Information

	Three Months Ended July 31,				Nine Months Ended July 31,
	2004	2003	Change	%	2004	2003	Change	%
	(Dollars in millions)

Net sales	$424.1	$247.4	$176.7	71.4%	$1,089.5	$703.0	$386.5	55.0%
Cost of sales	357.1	204.5	152.6	74.6	937.3	585.9	351.4	60.0
Selling, general and administrative	18.1	11.8	6.3	53.4	47.3	37.1	10.2	27.5
Depreciation and amortization	13.6	10.8	2.8	25.9	39.2	33.0	6.2	18.8
Gain on sale of land	—	—	—	—	(0.5)	(0.4)	(0.1)	25.0
Operating income	35.3	20.3	15.0	73.9	66.2	47.4	18.8	39.7
Operating income margin	8.3%	8.2%			6.1%	6.7%
Interest expense	(1.7)	(0.6)	(1.1)	183.3	(4.5)	(2.3)	(2.2)	95.7
Executive life insurance benefit	—	2.1	(2.1)	(100.0)	—	2.1	(2.1)	(100.0)
Other, net	(0.2)	0.5	(0.7)	(140.0)	0.6	2.4	(1.8)	(75.0)
Income tax expense	(12.4)	(7.3)	(5.1)	69.9	(23.1)	(17.2)	(5.9)	34.3
Income from continuing operations	$21.0	$15.0	$6.0	40.0%	$39.2	$32.4	$6.8	21.0%

Overview

Net sales for the three months ended July 31, 2004 were a record for a quarter, up 71.4% over a year ago, and included net sales of $106.5 million from the Company’s recent acquisitions of MACSTEEL Monroe and TruSeal Technologies.  Demand at the Vehicular Products and Building Products segments was robust throughout the quarter, and backlogs remain healthy for the remainder of the fiscal year.  Operating income was a record and income from continuing operations was up 40.0% compared to last year’s third quarter.

Third quarter 2004 diluted earnings per share from continuing operations of $1.26 include the operating results from Monroe and TruSeal of approximately $0.34 per share and a LIFO charge of $0.19 per share.  Third quarter 2003 diluted earnings per share from continuing operations of $0.92 include executive life insurance benefit of $0.13 per share and a LIFO charge of $0.02 per share.

Quarterly operating income for the second and third quarters of fiscal 2004 have been back-to-back records resulting from: (1) robust customer demand, (2) new customer programs, (3) improved margins, (4) accretive acquisitions, and (5) ongoing company-wide lean initiatives.  North American light vehicle builds in the Company’s third quarter were in line with the same period of 2003.  Heavy duty truck builds remain very strong compared to last year, with builds up during the third quarter of 2004 40% over the same period last year.  Housing starts and remodeling activity remained at high levels through the quarter as well.

Business Segments

Quanex has two market-focused segments:  Vehicular Products and Building Products.  The Vehicular Products segment, comprised of MACSTEEL and Temroc, produces engineered steel products and extruded products for the light vehicle, heavy duty truck, agricultural, military, recreational and energy markets.  The Vehicular segment’s main market drivers are North American light vehicle builds and, to a lesser extent, heavy duty truck builds.  The Building Products segment is comprised of the Engineered Products division and Nichols Aluminum, which produce engineered products and aluminum sheet for window and door components used by the residential building and remodeling markets.  The main market drivers of this segment are residential housing starts and remodeling expenditures.

2004 Third Quarter Compared to 2003 Third Quarter

Vehicular Products

	Three Months Ended July 31,
	2004	2003	Change	%
	(In millions)
Net sales	$226.0	$98.3	$127.7	129.9%
Cost of sales	187.5	77.3	110.2	142.6
Selling, general and administrative	5.2	2.7	2.5	92.6
Depreciation and amortization	8.4	6.6	1.8	27.3
Operating income	$24.9	$11.7	$13.2	112.8%
Operating income margin	11.0%	11.9%

(1)          Fiscal 2004 includes MACSTEEL Monroe.

(2)          All periods presented exclude Piper Impact which is included in discontinued operations.

Combined North American light vehicle builds and heavy duty truck builds remained at high levels during the third quarter of 2004.  Customer demand at the Company’s engineered steel products business remained strong, and the operations ran at very high utilization rates.  Automotive original equipment manufacturers (“OEM”s) trimmed light vehicle inventories approximately 13% in July from June, to 64 days.  This appears to be holding OEM build schedules to slightly below this time last year, and with the new programs, the Company’s backlog will remain strong throughout the fourth quarter.

Engineered steel products shipments were up 92.1% in the quarter ended July 31, 2004 versus the year ago quarter, and up 16.9% excluding shipments at the recently acquired MACSTEEL Monroe facility.  Operating income increased due to excellent demand and improved margins, the result of a higher scrap surcharge.  Average raw material costs were flat with the second quarter of 2004.

Excluding the impact of MACSTEEL Monroe, net sales for the third quarter of 2004 were higher than the third quarter of 2003 by 47.4%.  The increase in net sales was primarily a result of the 16.9% increase in volume, excluding MACSTEEL Monroe.  In addition, average prices increased approximately 26.2% due to growth of the value added MACPLUS products as well as overall price increases from higher steel scrap surcharges that became effective on April 1, 2004.

The increase in cost of sales versus the prior year is attributable to a full quarter’s results from MACSTEEL Monroe and an increase in raw material prices, coupled with an overall increase in volume.  Raw material prices, primarily scrap steel, escalated during the quarter with the average price up approximately $117 per ton (excluding MACSTEEL Monroe) compared to the third quarter of 2003.

Raw material prices have significantly increased over the past year as a result of an exponential growth in scrap exports due largely to demand by China and other consumers.

Selling, general and administrative expenses increased from last year due to the inclusion of a full quarter’s expenses related to MACSTEEL Monroe as well as additional costs related to its integration into the MACSTEEL division.

Depreciation and amortization expense from the Company’s Vehicular Products segment increased $1.8 million compared to the same period last year.  Most of the increase is directly related to a full quarter of depreciation expense associated with the assets of MACSTEEL Monroe.

Operating income was higher than the third quarter of 2003 due to the addition of MACSTEEL Monroe coupled with increased volume, higher average prices and scrap surcharges.  The combination of the above favorable items combined to more than offset the higher selling, general and administrative costs and sharp increase in material scrap prices realized during the third quarter.  All of the businesses continue to look for ways to reduce costs and improve operating income through lean initiatives.

Building Products

	Three Months Ended July 31,
	2004	2003	Change	%
	(In millions)
Net sales	$198.1	$149.1	$49.0	32.9%
Cost of sales	164.2	126.6	37.6	29.7
Selling, general and administrative	8.5	6.0	2.5	41.7
Depreciation and amortization	5.1	4.2	0.9	21.4
Operating income	$20.3	$12.3	$8.0	65.0%
Operating income margin	10.3%	8.3%

(1) Fiscal 2004 includes TruSeal.

The engineered products business experienced very strong sales throughout the quarter.  Demand for the Company’s window and door components remained high as housing starts and remodeling activity generally remained brisk.  Customer demand is expected to again be strong in the fiscal fourth quarter.

The aluminum sheet business had an excellent quarter as both sales and operating income were up from last quarter and the third quarter of 2003 as well.  Shipments were strong to building and construction customers.  Further benefiting the aluminum sheet business this year has been the gradual improvement in demand from the capital equipment, service center, and transportation customers.  The business experienced higher prices that more than offset increases in material costs, and also achieved improved credit terms with many of its customers.

Excluding the impact of three months of revenues from TruSeal, net sales for the third quarter of 2004 were higher than the third quarter of 2003 by 15.8%.  The increase in net sales was a result of the increased volume across the entire segment combined with a 14.7% increase in aluminum sheet prices.

The increase in cost of sales versus last year is attributable to a full quarter’s results from TruSeal and an increase in material scrap prices coupled with an overall increase in volume.  Raw material prices, primarily aluminum, were higher when compared to the third quarter of 2003.

Excluding the impact of TruSeal, selling, general and administrative expenses for the third quarter of 2004 declined from last year’s third quarter by 11.8%.  The lower selling, general and administrative expenses were due in part to a reduction in staff levels coupled with continued process improvements and overall cost controls at most of the operating facilities.  The remainder of the reduction is the result of the transfer of specific personnel from overhead into operations, thereby moving the corresponding expense to cost of sales.

The increase in depreciation and amortization is directly related to a full quarter of depreciation and amortization expense associated with the TruSeal acquisition.

Operating income for the third quarter of 2004 was higher than the third quarter of 2003 due to a full quarter’s results from TruSeal, increased volume, higher average prices, improved product mix, process improvements and reduced fixed costs, all of which more than offset the impact from the higher raw material prices.  Similar to the Vehicular Products segment, all of the businesses remain focused on improving all processes to remain competitive in an increasingly global economy.

Corporate and Other

	Three Months Ended July 31,
	2004	2003	Change	%
	(In millions)
Cost of sales	$5.3	$0.5	$4.8	960.0%
Selling, general and administrative	4.5	3.1	1.4	45.2
Depreciation and amortization	0.1	0.1	—	—
Operating loss	$(9.9)	$(3.7)	$(6.2)	167.6%

Corporate and other operating expenses, which are not in the two operating segments mentioned above, include the consolidated LIFO inventory adjustments (calculated on a combined pool basis), corporate office expenses and inter-segment eliminations.  The primary cause for the increase was a $5.0 million (pre-tax) LIFO inventory adjustment recorded in the third quarter of 2004, versus $0.6 million (pre-tax) last year, to account for the rise in inventory prices.

Interest expense (on the income statement) for the three months ended July 31, 2004 was $1.7 million compared to $0.6 million from the same period a year ago.  The increase is a result of an increase in the average debt outstanding for the comparative quarters.

Other, net (on the income statement) for the three months ended July 31, 2004 was an expense of $0.2 million compared to income of $0.5 million in the third quarter of 2003.  During the third quarter of 2003 an additional $0.3 million of income was recognized related to cash surrender values of Company-held life insurance policies as well as $0.3 million of income related to industrial revenue bond credits.

Loss from discontinued operations, net of taxes (on the income statement) for the three months ended July 31, 2004 was $3.3 million compared to $1.4 million for the same period a year ago.  The third quarter of 2004 includes a non-cash expense of $3.1 million associated with the fair market value write down and environmental adjustment (see Note 16).

Nine Months Ended July 31, 2004 Compared to Nine Months Ended July 31, 2003

Vehicular Products

	Nine Months Ended July 31,
	2004	2003	Change	%
	(In millions)
Net sales	$570.5	$296.7	$273.8	92.3%
Cost of sales	485.5	229.9	255.6	111.2
Selling, general and administrative	13.5	8.8	4.7	53.4
Depreciation and amortization	24.0	20.0	4.0	20.0
Operating income	$47.5	$38.0	$9.5	25.0%
Operating income margin	8.3%	12.8%

(1)          Fiscal 2004 includes MACSTEEL Monroe as of January 1, 2004.

(2)          All periods presented exclude Piper Impact which is included in discontinued operations.

Excluding the impact of MACSTEEL Monroe, net sales for the nine months ended July 31, 2004 were higher than the first nine months of 2003 by 31.9%.  The increase in net sales was primarily a result of the 13.8% increase in volume, excluding MACSTEEL Monroe.  Average prices also increased approximately 15.9% due to growth of the value added MACPLUS products as well as overall price increases from higher steel scrap surcharges that became effective on April 1, 2004.

The increase in cost of sales for the nine months ended July 31, 2004 versus last year is attributable to the addition of MACSTEEL Monroe and an increase in raw material prices, coupled with an overall increase in volume.  Raw material prices escalated during the comparative period with the average price up approximately $101 per ton (excluding MACSTEEL Monroe) compared to the first nine months of 2003.  Steel scrap prices continue to have the largest impact on cost of sales.  Efforts to increase volume have resulted in higher cost of sales, but have helped to offset the margin compression that occurred during the first half of the year.

Selling, general and administrative expenses increased from last year due to the inclusion of a full quarter’s expenses related to MACSTEEL Monroe as well as additional costs related to its integration into the MACSTEEL division.

The increase in depreciation and amortization is directly related to the addition of MACSTEEL Monroe.

Operating income for the nine months ended July 31, 2004 was higher than the first nine months of 2003 due to the addition of MACSTEEL Monroe coupled with increased volume, higher average prices and scrap surcharges.  The combination of the above favorable items combined to more than offset the higher selling, general and administrative costs and sharp increase in material scrap prices realized during the year.  All of the businesses continue to look for ways to reduce costs and improve operating income through lean initiatives.

Building Products

	Nine Months Ended July 31,
	2004	2003	Change	%
	(In millions)
Net sales	$519.1	$406.3	$112.8	27.8%
Cost of sales	443.6	354.4	89.2	25.2
Selling, general and administrative	22.6	18.5	4.1	22.2
Depreciation and amortization	15.0	12.7	2.3	18.1
Operating income	$37.9	$20.7	$17.2	83.1%
Operating income margin	7.3%	5.1%

(1) Fiscal 2004 includes TruSeal as of January 1, 2004.

Excluding the impact of TruSeal, net sales for the nine months ended July 31, 2004 were higher than the first nine months of 2003 by 14.1%.  The increase in net sales was a result of the increased volume across the entire segment combined with an increase in average prices for aluminum sheet.

The increase in cost of sales for the nine months ended July 31, 2004 compared to last year is attributable to the addition of TruSeal and an increase in material scrap prices coupled with an overall increase in volume.  Raw material prices, primarily aluminum, escalated during the first nine months of the year compared to the same period of 2003.

Excluding the impact of TruSeal, selling, general and administrative expenses for the nine months ended July 31, 2004 actually declined from last year’s first nine months by 18.2%.  The lower selling, general and administrative expenses were due in part to a reduction in staff levels coupled with continued process improvements and overall cost controls at most of the operating facilities.  The remainder of the reduction is the result of the transfer of specific personnel from overhead into operations, thereby moving the corresponding expense to cost of sales.

The increase in depreciation and amortization is directly related to depreciation and amortization expense associated with the assets of TruSeal.

Operating income was higher than the first nine months of 2003 due to the addition of TruSeal, increased volume, higher average prices, improved product mix, process improvements and reduced fixed costs, all of which more than offset the impact from the higher raw material prices.  Similar to the Vehicular Products segment, all of the businesses remain focused on improving all processes to remain competitive in an increasingly global economy.

Corporate and Other

	Nine Months Ended July 31,
	2004	2003	Change	%
	(In millions)
Cost of sales	$8.2	$1.3	$6.9	530.8%
Selling, general and administrative	11.2	10.1	1.1	10.9
Depreciation and amortization	0.2	0.3	(0.1)	(33.3)
Gain on sale of land	(0.4)	(0.4)	—	—
Operating loss	$(19.2)	$(11.3)	$(7.9)	69.9%

Corporate level operating expenses, which are not in the two operating segments mentioned above, include the consolidated LIFO inventory adjustments (calculated on a combined pool basis),

corporate office expenses and inter-segment eliminations.  The difference is attributable to the $7.7 million LIFO adjustment recorded in the first nine months of 2004 as compared to $1.5 million during the same period last year combined with an increase in professional services associated with the company-wide internal controls compliance work.

Interest expense (on the income statement) for the nine months ended July 31, 2004 was $4.5 million compared to $2.3 million from the same period a year ago.  The increase is a result of an increase in the average debt outstanding for the comparative quarters directly as a result of borrowings used to finance the acquisitions of MACSTEEL Monroe and TruSeal.  Had the revolver debt been outstanding during the entire first nine months of 2004, interest expense would have been higher by an estimated $0.9 million.

Other, net (on the income statement) for the nine months ended July 31, 2004 was $0.6 million of income compared to $2.4 million of income from the same period a year ago.  The difference is primarily related to changes in the cash surrender values of Company-held life insurance policies and the Company’s stock held in the deferred compensation plan.

Loss from discontinued operations, net of taxes (on the income statement) for the nine months ended July 31, 2004 was $3.5 million compared to $2.7 million for the same period a year ago.  The nine months ended July 31, 2004 include a non-cash expense of $3.1 million associated with the fair market value write down and environmental adjustment (see Note 16).

Outlook

Customer demand in the Company’s two target markets, vehicular products and building products, is expected to remain strong through the remainder of the fiscal year, driven by an improving economy and strong market drivers.

2004 North American light vehicle builds are expected to be in line with last year’s production.  Heavy truck builds for 2004 could end the calendar year up 50% over 2003 builds of 175,000, while demand in the capital equipment, farm/construction and seamless tubing industry is expected to continue to improve.

The business model is built primarily on supplying customers with engineered alloy bar products whose prices are based on annual contracts, with quarterly surcharge adjustments for raw material costs.  In a period of escalating raw material costs, as have been experienced over the last 12 months, earnings are reduced by the inherent three month lag in the surcharge adjustment.  For instance, in the July/August time period, the business experienced raw material cost increases of $90 per ton over June.  Most of these higher costs will be recovered, but not until the new surcharge adjustment takes effect on October 1.  In a period of declining scrap costs, earnings are enhanced.

Market drivers for the Building Products segment should remain positive through the remainder of the Company’s fiscal year, resulting in excellent order activity.  Housing starts for 2004 are expected to be very close to last year’s record 1.86 million units, while remodeling expenditures, which the Company believes account for about one half of the segment’s sales, are also expected to remain at healthy levels.  The engineered products business will continue to deliver excellent operating results.  At the aluminum sheet business, the Company expects continued strong sales and rising income, driven by robust customer demand and a much improved aluminum sheet supply/demand balance.

Quanex’s earnings outlook for the fourth quarter remains favorable when compared to the prior year’s results.  But the volatility of steel scrap costs and its influence on the valuation of LIFO inventories at year-end make the fourth quarter earnings outlook difficult to predict.  Notwithstanding the above, the Company’s original, annual 2004 diluted earnings per share guidance from continuing operations of $3.25 to $3.75 remains appropriate.

Liquidity and Capital Resources

Sources of Funds

The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its secured $310 million Revolving Credit Agreement (“Bank Agreement”).  On December 19, 2003, the Company executed an agreement with our credit facility banks to increase the Bank Agreement revolver from $200 million to $310 million to provide the funds necessary for the TruSeal and MACSTEEL Monroe acquisitions.  On April 9, 2004, the Company requested and received consent from its credit facility bank group to extend the maturity date of its Revolving Credit Agreement from November 15, 2005 to February 28, 2007.

At July 31, 2004, the Company had $60.0 million borrowed under the Bank Agreement and $125 million outstanding 2.5% Senior Convertible Debentures due May 15, 2034 (the “Debentures”).  This represents a $175.0 million increase from October 31, 2003 borrowing levels, resulting from the TruSeal and MACSTEEL Monroe acquisitions, completed during the first quarter of 2004.  In May 2004, the net proceeds from the Debenture offering, totaling approximately $122 million, were used to repay a portion of the amounts then outstanding under the revolving credit agreement.

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

The Company’s working capital was $171.4 million at July 31, 2004 compared to $92.8 million at October 31, 2003.  The change in working capital was largely a result of the $42.0 million of working capital added as a result of the TruSeal and MACSTEEL Monroe acquisitions that were completed during the first quarter of the year.  The cash balance increased $16.8 million and inventories increased $10.2 million mainly due to higher raw material prices.  Also included in the working capital change was a $45.0 million increase in accounts receivable due to the increased sales levels partially offset by a $37.1 million increase in accounts payable and accrued liabilities.

Operating Activities

Cash provided by operating activities during the nine months ended July 31, 2004 was $73.5 million compared to $41.9 million for the same nine-month period of 2003.  This increase is largely due to the increase in operating income coupled with a reduction of the amount of cash required by working capital during the first three quarters of 2004 compared to the same period of 2003.

Investment Activities

Net cash used for investment activities during the nine months ended July 31, 2004 was $227.7 million compared to $23.3 million for the same period of 2003.  Investment activities for the nine months ended July 31, 2004 included the acquisition and related costs for TruSeal of $112.5 million, net of cash acquired, and the acquisition and related costs of the MACSTEEL Monroe assets for $102.1 million.  Also included in the first nine months of 2004 were proceeds of $0.6 million from the sale of land versus $2.8 million of proceeds in the prior year.  Additionally, capital expenditures decreased $9.7 million to $12.7 million in the nine months ended July 31, 2004 from $22.4 million in the same period of the previous year.  This decline was primarily due to reduced spending of $5.9 million at the Company’s engineered steel bar business and $3.5 million at its aluminum sheet business. Both of the reductions are a result of fiscal 2003 capital expenditures including large scale projects, Phase VI and Phase VII expansion at the engineered steel bar business and MACT (maximum achievable controllable technologies) compliance at the aluminum sheet business.  The Company estimates that fiscal 2004 capital expenditures will be approximately $28.7 million.  At July 31, 2004, the Company had commitments of approximately $6.5 million for the purchase or construction of capital assets.  The Company plans to fund these capital expenditures through cash flow from operations.

Financing Activities

Net cash provided by financing activities for the nine months ended July 31, 2004 was $171.1 million compared to a use of $26.1 million during the same prior year period.  The Company made net borrowings of $50.0 million on the bank revolver and issued $125 million of the Debentures in the nine months ended July 31, 2004, compared to payments of $5.0 million against the bank revolver during the same nine months of fiscal 2003.  No shares of the Company’s common stock were purchased in the nine months ended July 31, 2004 compared to the payment of $13.5 million to repurchase shares of the Company’s common stock in the same period last year.  Additionally, Quanex received $9.7 million in the nine months ended July 31, 2004 for the issuance of common stock related to the exercise of options, versus $2.8 million in the same period last year.

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

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue when the products are shipped and the title and risk of ownership pass to the customer.  Selling prices are fixed based on purchase orders or contractual agreements.  Inherent in the Company’s revenue recognition policy is the determination of collectibility, which is based upon the Company’s historical trend.  This requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts.  The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable.  This allowance is maintained at a level the Company considers appropriate based on historical and other factors that affect collectibility.  These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of portfolio credit quality, and projected economic and market conditions.  Different assumptions or changes in economic circumstances could result in changes to the allowance.

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

New Accounting Pronouncements

In December 2003, the FASB issued the revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS 132 retains the disclosures required by the original issuance of SFAS 132 and requires additional annual disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows. The Company will include the revised SFAS 132 annual disclosures in its Annual Report on Form 10-K for the fiscal year ending October 31, 2004. The revised SFAS 132 also requires additional interim period disclosures, including the components of net periodic benefit cost and changes in planned contributions. The Company has included the required disclosures in the notes to the financial statements.

In March 2004, the FASB issued the exposure draft “Share Based Payment, an amendment of FASB Statements No. 123 and 95.”  The exposure draft proposes mandatory fair value expensing of employee stock options for fiscal years beginning after December 15, 2004. The final pronouncement has not been issued, but should it be adopted in its current form, it would become effective for the Company on November 1, 2005 (fiscal year 2006).  In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company continues to apply the rules for stock-based compensation contained in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method.  The Company is currently researching the impact of the exposure draft.  Upon a final pronouncement, the Company will provide guidance as to the impact, if any.

In July 2004, the Emerging Issues Task Force (EITF) reached a tentative consensus on EITF Issue 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share.”  Under the tentative consensus, companies would be required to retroactively restate diluted earnings per share numbers applying the “if converted” method of accounting from the issuance date of the contingently convertible bond.  The EITF abstract is currently in the comment period process, and thus a final conclusion has not been made.  On May 5, 2004, the Company issued $125 million of 2.50% Convertible Senior Debentures due May 15, 2034 (the “Debentures”).  Based on the EITF proposal currently under review, this could mean an additional 2.2 million shares of earnings dilution to Quanex and have an annualized earnings per share impact of approximately $0.30 - $0.35 per common share. However, the Company does have the option to settle its convertible obligation with either common stock, cash or a combination of the two. If the Company chooses to settle its entire convertible obligation with cash, it would not be required to show the dilutive impact of the higher share count in the calculation of its earnings per share.  The Company is monitoring the resolution of this matter and will discuss the impact of such resolution when known.

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

Interest Rate Risk

The Company and its subsidiaries have a Bank Agreement and other long-term debt which subject the Company to the risk of loss associated with movements in market interest rates.  The Company and certain of its subsidiaries’ floating-rate obligations total $65.2 million or 33.6% of total debt at July 31, 2004.  Since the expiration of its swap agreements on July 29, 2003, the Company has not entered into any other interest swap agreements and as such is subject to the variability of interest rates on its variable rate debt.

At July 31, 2004, the Company had fixed-rate debt totaling $128.9 million or 66.4% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates.  In May 2004, the net proceeds from the Debenture offering, totaling approximately $122 million, were used to repay a portion of the amounts outstanding under the revolving credit agreement.  The impact of the offering and subsequent reduction in the revolving credit agreement reduces the amount of floating-rate obligations and increases the amount of fixed-rate debt.  The aggregate availability under the Bank Agreement was $239.5 million at July 31, 2004, which is net of $10.5 million of outstanding letters of credit.  Based on the outstanding balance of the Bank Agreement of $60.0 million at July 31, 2004, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $0.6 million on an annualized basis.

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

Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum.  To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect.  Where firm price sales commitments are matched with LME contracts, the Company is subject to the ineffectiveness of LME contracts to perfectly hedge raw material prices.  Ineffectiveness of the LME contracts results from the fact that the mix of raw material grades consumed during production is not exactly the same as the LME.

At July 31, 2004, open LME forward contracts had maturity dates extending through October 2005 covering notional amounts of approximately 4.6 million pounds.  At July 31, 2004, these contracts had fair values of approximately $87 thousand (gain), which is recorded as part of other current assets on the balance sheet and $12 thousand (loss), which is recorded as part of other current liabilities.

The effective portion of the gains and losses related to the customer specific forward LME contracts designated as hedges are reported in other comprehensive income. These gains and losses are reclassified into earnings in the periods in which the related inventory is sold.  As of July 31, 2004, net losses of approximately $60 thousand ($37 thousand net of taxes) are expected to be reclassified from other comprehensive income into earnings over the next twelve months. Gains and losses on these customer specific hedge contracts, including amounts related to hedge ineffectiveness, are reflected in “Cost of sales” in the income statement. For the nine months ended July 31, 2004, $17 thousand of expense was recognized in “Cost of sales” representing the amount of the hedges’ ineffectiveness.

During the quarter ended July 31, 2004, Nichols Aluminum also entered into LME option contracts in association with raw materials already purchased or committed to be purchased.  These LME contracts were not designated as hedges and as such, all gains and losses are recorded in the income statement and therefore no asset or liability associated with metal exchange derivatives has been recognized.  Related to these LME contracts, a loss of $0.5 million was recognized in cost of sales for the three months ended July 31, 2004.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2004, the Company issued $125 million of the Debentures in a private placement to Credit Suisse First Boston, Bear, Stearns & Co. Inc., Robert W. Baird & Co., and KeyBanc Capital Markets as initial purchasers.  The Debentures were offered only to “qualified institutional buyers,” in accordance with Rule 144A under the Securities Act of 1933.  The Debentures are convertible into shares of Quanex common stock, upon the occurrence of certain events, at an initial conversion rate of 17.3919 shares of common stock per $1,000 principal amount of notes.  This conversion rate is equivalent to an initial conversion price of $57.50 per share of common stock, subject to adjustment in some events.

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

4.7

Form of Consent to Requested Extension to Revolving Credit Maturity Date under the Quanex Corporation Revolving Credit Agreement dated April 7, 2004, filed as Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) dated April 30, 2004.

4.8

Form of Consent and Third Amendment to Revolving Credit Agreement dated April 9, 2004, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks, filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) dated April 30, 2004.

Exhibit Number	Description Of Exhibits
4.9

Indenture dated as of May 5, 2004 between Quanex Corporation and Union Bank of California, N.A. as trustee relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) dated April 30, 2004.

4.10

Registration Rights Agreement dated as of May 5, 2004 among Quanex Corporation, Credit Suisse First Boston LLC, Bear, Stearns & Co. Inc., Robert W. Baird & Co. Incorporated, and KeyBanc Capital Markets relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) dated April 30, 2004.

* 10.1	Third Amendment to the Quanex Corporation 401(k) Savings Plan (effective August 9, 2004).

* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

On July 22, 2004, the Company filed a Current Report on Form 8-K, which included a press release providing earnings guidance for the third quarter of fiscal 2004.

On August 27, 2004, the Company filed a Current Report on Form 8-K, which included a press release reporting the earnings results for the third quarter of fiscal 2004.

On August 27, 2004, the Company filed a Current Report on Form 8-K, which included a press release announcing the signing of a definitive purchase agreement to sell its Nichols Aluminum - Golden operation.

On August 30, 2004, the Company filed a Current Report on Form 8-K, which included a press release announcing that John Mannion will join the Company on August 30, 2004 as Vice President – Treasurer.

On September 2, 2004, the Company filed a Current Report on Form 8-K, which included an amended Code of Business Conduct & Ethics for Senior Financial Executives.

On September 13, 2004, the Company filed a Current Report on Form 8-K, which included a press release announcing a $20 million expansion program (Phase VIII) for MACSTEEL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX CORPORATION

/s/ Terry M. Murphy
Terry M. Murphy
Date: September 14, 2004	Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Ricardo Arredondo
Ricardo Arredondo
Date: September 14, 2004	Vice President – Corporate Controller (Principal Accounting Officer)