Form 10-K
period 2004-10-31
QUANEX CORP
filed 2004-12-21
CIK 276889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5725

Q UANEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-1872178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 West Loop South, Suite 1500, Houston, Texas	77027
(Address of principal executive offices)	(Zip code)

(713) 961-4600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.50 par value	New York Stock Exchange, Inc.
Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of the voting common equity held by non-affiliates as of April 30, 2004, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $664,151,147. Such calculation assumes only the registrant’s officers and directors were affiliates of the registrant.

At November 30, 2004, there were outstanding 16,621,222 shares of the registrant’s Common Stock, $.50 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement, to be filed with the Commission within 120 days of October 31, 2004, for its Annual Meeting of Stockholders to be held on February 24, 2005, are incorporated herein by reference in Items 10, 11, 12, and 13 of Part III of this Annual Report.

PART I

Item 1.            Business

General

Quanex was organized in 1927 as a Michigan corporation under the name Michigan Seamless Tube Company. The Company reincorporated in Delaware in 1968 under the same name and then changed its name to Quanex Corporation in 1977. The Company’s executive offices are located at 1900 West Loop South, Suite 1500, Houston, Texas 77027. References made to the “Company” or “Quanex” include Quanex Corporation and its subsidiaries unless the context indicates otherwise.

The Company’s businesses are managed on a decentralized basis. Each operating division has administrative, operating and marketing functions. The Company measures each division’s return on investment and seeks to reward superior performance with incentive compensation, which is a significant portion of total compensation for salaried employees. Intercompany sales are conducted on an arms-length basis.  Operational activities and policies are managed by corporate officers and key division executives. Also, a small corporate staff provides corporate accounting, financial and treasury management, tax, legal and human resource services to the operating divisions.

Quanex is a technological leader in the production of engineered carbon and alloy steel bars, aluminum flat-rolled products, flexible insulating glass spacer systems, and precision-formed metal and wood products which primarily serve the vehicular products and building products markets. The Company uses state-of-the-art manufacturing technologies, low-cost production processes, and engineering and metallurgical expertise to provide customers with specialized products for specific applications. Quanex believes these capabilities also provide the Company with unique competitive advantages. The Company’s growth strategy is focused on the continued development of its two target markets, vehicular products and building products, and protecting, nurturing and growing its core businesses that serve those markets.

Business Developments

In the Company’s Vehicular Products segment, rotary centrifugal continuous casters are used at two of the plants (Fort Smith, Arkansas and Jackson, Michigan) with an in-line manufacturing process to produce bearing grade quality, seam-free, engineered carbon and alloy steel bars that enable Quanex to participate in the higher margin portions of the vehicular products market. Since 1990, the Company has invested approximately $310 million to enhance its steel bar manufacturing and refining processes, to improve rolling and finishing capability, and to expand shipping capacity to approximately 740,000 tons per year, 285,000 of which is value-added MACPLUS capacity. Phases I through VII of the MACSTEEL expansions have been completed.

On December 31, 2003, the Company completed the acquisition of a mini-mill steel facility, renamed MACSTEEL Monroe, that can produce 500,000 tons of special bar quality and engineered steel bars in diameters from 0.5625 to 3.25 inches.  The Monroe facility supports and benefits a core business and expands the range of high quality engineered steel bar products available to the Company’s customers.  MACSTEEL Monroe’s production of smaller diameter bars complements the Company’s existing 1.5 inch to 6 inch size range and expands the customer base and product offerings.

The Phase VIII capital project was announced in September 2004.  Phase VIII will increase the annual capacity of the Ft. Smith, Arkansas facility by 40,000 tons, thereby increasing total engineered bar shipping capacity to more than 1.3 million tons.  In addition to an increase in capacity, the Phase VIII modernization will improve production flow and further enhance quality.  Specifically included in the project are upgrades to the rotary continuous caster, direct rolling mill, and metallurgical refining areas.

On December 31, 2003, the Company completed the acquisition of TruSeal Technologies, Inc. (“TruSeal”), a manufacturer of patented and trademarked flexible insulating glass spacer systems and sealants for vinyl, aluminum, and wood windows.  TruSeal has been integrated into the Engineered Products division within the Building Products segment.  The Company acquired TruSeal to further expand the broad range of high quality components and products currently supplied to existing customers and to provide customer diversification.  TruSeal has a broad presence in the vinyl and aluminum window markets, whereas prior to the acquisition, the Company’s niche was primarily with the wood window original equipment manufacturers (“OEMs”).

In the third quarter of fiscal 2004, the Company announced its plan to restructure and sell the Piper Impact division.  Prior to the announcement, Piper Impact included two impact-extrusion facilities in New Albany, Mississippi, dedicated to aluminum and steel impact-extruded products.  As part of the plan, the production was consolidated from the two facilities into a single location during the latter half of fiscal 2004.  This was necessary because of the decline in business with its major automotive and ordnance customers. Going forward, Piper will concentrate on promising, high growth market opportunities; however, their market focus will no longer align with Quanex’s strategic direction of serving the vehicular products and building products markets and therefore, we plan to sell the division.  The Company received a Letter of Interest from a potential buyer and is currently in the process of negotiating a definitive agreement.

On September 30, 2004, the Company completed the sale of its Nichols Aluminum Golden operation located in Fort Lupton, Colorado.  Operations at the facility include scrap melting and casting aluminum into sheet, cold rolling to specific gauge, annealing, leveling, custom coating and slitting to width. Nichols Aluminum Golden manufactures high quality aluminum sheet from scrap, then finishes the sheet for specialized applications primarily for food packaging markets.  While the business was profitable, it did not fit with the long-term strategic direction of Quanex.  As evidenced by the planned sale of Piper Impact and the completed sale of Nichols Aluminum Golden, the Company intends to focus on its core businesses.

On December 9, 2004, Quanex Corporation completed the acquisition of all of the outstanding stock, through a subsidiary merger, of Mikron Industries, Inc. (“Mikron”), a privately-held Washington corporation.  Mikron, an industry-leading manufacturer of engineered vinyl and thermoplastic alloy composite (MikronWood™) window components, window coverings and door components, serves the residential building and remodeling markets.  Headquartered in the Seattle suburb of Kent, WA, Mikron operates modern and highly automated extrusion facilities located in the Kent area; Winnebago, IL; and Richmond, KY.  Mikron’s 2004 revenues are approximately $215 million.  Mikron will be integrated into the Company’s Building Products segment.

Manufacturing Processes, Markets, and Product Sales by Business Segment

Quanex has 20 manufacturing facilities in 11 states in the United States. These facilities feature efficient plant design and flexible manufacturing processes, enabling the Company to produce a wide variety of custom engineered products and materials for the vehicular products and building products markets. The Company is able to maintain minimal levels of finished goods inventories at most locations because it typically manufactures products upon order to customer specifications.

The majority of the Company’s products are sold into the vehicular products and building products markets, with minimal sales to the industrial machinery and capital equipment markets.

For financial information regarding each of Quanex’s business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and Note 12 to the Consolidated Financial Statements. For net sales of the Company by major product lines see Note 12 to the Consolidated Financial Statements. For the years ended October 31, 2004, 2003, and 2002, no one customer accounted for 10% or more of the Company’s sales.

Vehicular Products Segment

The Vehicular Products segment includes engineered steel bar manufacturing, impact-extrusion operations, steel bar and tube heat-treating services, steel bar and tube corrosion and wear resistant finishing services, and aluminum extrusion and metal products fabricating.

The Company’s engineered steel bar operations, which represent the majority of the segment’s sales and operating income, include three plants, one located in Arkansas and two in Michigan, which in aggregate are capable of shipping over 1.3 million tons of hot finished, precision engineered, carbon and alloy steel bars annually.  The Company believes that it has the only two plants in North America using continuous rotary centrifugal casting technology. This casting process produces seam-free bars, without surface defects or inclusions, thereby reducing the need for subsequent surface conditioning. The continuous casting and automated in-line manufacturing operations at the plants substantially reduce labor and energy costs by eliminating the intermittent steps that characterize manufacturing operations at most other steel mills.

The Company produces various grades of customized, engineered steel bars by melting steel scrap and casting it through a rotary centrifugal continuous caster.  Prior to casting, molten steel benefits from secondary refining processes that include argon stirring, ladle injection, and vacuum arc degassing. These processes enable the production of higher quality, “cleaner” steel. The Company believes that it is the lowest cost producer of engineered carbon and alloy steel bars in North America. The Company believes that its energy costs are significantly lower than those of its competitors because at the two plants that utilize continuous rotary centrifugal casting technology, bars move directly from the caster to the rolling mill before cooling, reducing the need for costly reheating. This highly automated manufacturing process enables the Company to produce finished steel bars using less than two man-hours of labor per ton compared with an estimated industry average of four man-hours per ton for U.S. integrated steel producers.

Products are custom manufactured primarily for customers within the vehicular product markets serving the passenger car, light truck, sport utility vehicle, heavy truck, anti-friction bearing, off-road and farm equipment industries. These customers use engineered steel bars in critical applications such as camshafts, crankshafts, transmission gears, wheel spindles and hubs, bearing components, steering components, hydraulic mechanisms and seamless tube production.

The Vehicular Products segment also includes three additional facilities. The first is a heat treating plant in Indiana that uses custom designed, in-line equipment to provide tube and bar heat-treating and related services, such as quench and temper, stress relieving, normalizing, “cut-to-length,” and metallurgical testing. This plant primarily serves customers in the vehicular products and energy markets.  The second, located in Wisconsin, treats steel bars and tubes using the patented Nitrotec process to improve the metal’s corrosion and wear resistance properties while providing a more environmentally friendly, non-toxic alternative to chrome plating. This plant’s products are made for specific customer applications and are primarily used for fluid power applications in the vehicular products markets.  The third facility is an aluminum extrusion and metal fabrication plant located in Minnesota, primarily serving the recreational vehicle market.

Building Products Segment

The Building Products segment is comprised of five fabricated metal components operations, two wood fenestration operations, an aluminum sheet casting operation, three stand-alone aluminum finishing operations and a flexible insulating glass spacer operation. The segment produces mill finished and coated aluminum sheet and various engineered products for the building products markets.  Products include flexible insulating glass spacer, window and patio door screens, window outer frames, residential exterior products, custom wood window grilles and accessories, and a broad line of custom designed, roll-formed aluminum components and stamped aluminum shapes for manufacturers of windows for the home improvement, residential, and light commercial construction markets.  Additional products include rain carrying systems, soffit, exterior housing trim, roofing products, exterior door thresholds, astragals, patio door systems, custom hardwood architectural moulding and flooring and coated and/or painted aluminum sheet in many colors, sizes, and finishes.  The operations combine strong product design and development expertise with reliable just-in-time delivery.

The Company’s aluminum mini-mill uses an in-line casting process that can produce 350 million pounds of reroll (hot-rolled aluminum sheet) annually. The mini-mill converts aluminum scrap to reroll through melting, continuous casting, and in-line hot rolling processes. It also has shredding and blending capabilities, including two rotary barrel furnaces and a dross recovery system that broaden its sources of raw material, allowing it to melt cheaper grades of scrap, which improves raw material yields. Delacquering equipment improves the quality of the raw material before it reaches the primary melt furnaces by burning off combustibles in the scrap. In addition, scrap is blended using computerized processes to most economically achieve the desired molten aluminum alloy composition.

The Company believes its production capabilities result in a significant manufacturing advantage and savings from reduced raw material costs, optimized scrap utilization, reduced unit energy cost and lower labor costs.

Raw Materials and Supplies

The Vehicular Products segment’s operations purchase their principal raw material, steel scrap or substitutes such as pig iron, beach iron and hot briquetted iron, on the open market. Secondary raw materials, including aluminum billet, bars and slugs, are also purchased on the open market and amounts vary based upon market conditions.  Collection and transportation of these raw materials to the Company’s plants can be adversely affected by extreme weather conditions. Prices for the steel scrap also vary in relation to the general business cycle and global demand.

The Building Products segment purchases a diverse range of raw materials.  In terms of value, the segment’s most significant raw material is aluminum scrap purchased on the open market, where availability and delivery can be adversely affected by extreme weather conditions. Physical hedges are primarily used to hedge against fluctuations in the price of aluminum scrap required to manufacture products for fixed-price sales contracts.  To a lesser extent, aluminum ingot futures contracts are bought and sold on the London Metal Exchange to hedge aluminum scrap requirements.

Other key raw materials include coated and uncoated aluminum sheet, wood (both hardwood and softwood), vinyl and epoxy resin.  Except for the aluminum sheet, the raw materials are available in most cases from several suppliers at market prices.  Aluminum sheet is transferred within the segment at prices based upon arms-length negotiations.

Backlog

At October 31, 2004, Quanex’s backlog of orders to be shipped in the next twelve months was approximately $492 million, comprised of $421 million for the Vehicular Products segment and $71 million for the Building Products segment.  This compares to approximately $164 million at October 31, 2003, comprised of $125 million for the Vehicular Products segment and $39 million for the Building Products segment. Excluding MACSTEEL Monroe, the backlog increased $144 million due to an increase in overall volume coupled with increased average prices realized during fiscal 2004. Because many of the markets in which Quanex operates have short lead times, the Company does not believe that backlog figures are reliable indicators of annual sales volume or operating results.

Competition

The Company’s products are sold under highly competitive conditions.  Quanex competes with a number of companies, some of which have greater financial resources. Competitive factors include product quality, price, delivery, and the ability to manufacture to customer specifications. The amounts of engineered steel bars, aluminum mill sheet products, engineered products and impact extruded products manufactured by the Company represent a small percentage of annual domestic production.

The Company’s Vehicular Products segment’s operations compete with several large integrated and non-integrated steel producers. Although these producers may be larger and have greater resources than the Company, Quanex believes that the technology used at the Company’s facilities permits it to compete effectively in the markets it serves.

The operations of the Building Products segment compete with a range of small and midsize metal and wood fabricators and wood moulding facilities in addition to small and large aluminum sheet manufacturers, some of which are divisions or subsidiaries of major corporations with substantially greater resources than the Company. The Company competes in coil-coated and mill finished products, primarily on the basis of the breadth of product lines, the quality and responsiveness of its services, and price.  Competition in the other portions of the segment is primarily based on custom engineering, product development, quality, service and price.  The operations also compete with in-house operations of vertically integrated fenestration (door and window) OEMs.

Sales and Distribution

The Company has sales organizations with sales representatives in many parts of the United States. Engineered steel bars are primarily sold to tier-one or tier-two suppliers through the Company’s direct sales organization and a limited number of manufacturers’ representatives. The Building Products segment’s products are sold primarily to OEMs, except for some residential building products, which are sold through distributors.

Seasonal Nature of Business

Sales for the Building Products segment’s products are seasonal. The primary markets for these products are in the Northeast and Midwest regions of the United States, where winter weather typically reduces homebuilding and home improvement activity. This segment typically experiences its lowest sales during the Company’s first fiscal quarter. Profits tend to be lower in quarters with lower sales because a high percentage of their manufacturing overhead and operating expense is due to labor and other costs that are generally semi-variable throughout the year.

Sales for the other businesses are generally not seasonal. However, due to the number of holidays in the Company’s first fiscal quarter, sales have historically been lower in this period as some customers reduce production schedules. As a result of reduced production days combined with the effects of seasonality, the Company generally expects that, absent unusual activity, its lowest sales will occur in the first fiscal quarter.

Service Marks, Trademarks, Trade Names, and Patents

The Company’s Quanex, Quanex design, Seam-Free design, NitroSteel, MACGOLD, MACSTEEL, MACSTEEL design, MACPLUS, Ultra-Bar, TruSeal Technologies, Swiggle, Duraseal, GridLoc, Insuledge, Homeshield, Homeshield design, and “The Best Alloy & Specialty Bars” marks are registered trademarks or service marks. The Company’s Piper Impact name is used as a service mark, but is not yet registered in the United States. The trade name Nichols-Homeshield and the Homeshield design trademarks are used in connection with the sale of the Company’s aluminum mill sheet products and residential building products. The Homeshield, Piper Impact, Colonial Craft, MACSTEEL, TruSeal Technologies and Quanex word and design marks and associated trade names are considered valuable in the conduct of the Company’s business. The business conducted by the Company generally does not depend upon patent protection. Although the Company holds numerous patents, in some cases, the proprietary technology that the Company has developed for using the patents is more important than the patents themselves.

Research and Development

Expenditures for research and development of new products or services during the last three years were not significant. Although not technically defined as research and development, a significant amount of time, effort and expense is devoted to (a) custom engineering which qualifies the Company’s products for specific customer applications and (b) developing superior, proprietary process technology.

Environmental Matters

Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination.  To satisfy such requirements, Quanex must make capital and other expenditures on an ongoing basis.  The cost of environmental matters has not had a material adverse effect on Quanex’s operations or financial condition in the past, and management is not aware of any existing conditions that it currently believes are likely to have a material adverse effect on Quanex’s operations, financial condition, or cash flow.

Remediation

Under applicable state and federal laws, the Company may be responsible for, among other things, all or part of the costs required to remove or remediate wastes or hazardous substances at locations Quanex has owned or operated at any time.  The Company is currently participating in environmental investigations or remediation at several such locations.

From time to time, Quanex also has been alleged to be liable for all or part of the costs incurred to clean up third-party sites where it is alleged to have arranged for disposal of hazardous substances.  The Company currently is involved at several such locations.

Total remediation reserves, at October 31, 2004, for Quanex’s current plants, former operating locations, and disposal facilities were approximately $8.5 million.  Of that, approximately $2.0 million represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment.  On the balance sheet, $8.2 million of the remediation reserve is included in non-current liabilities with the remainder in accrued liabilities (current).  The Company currently expects to pay the accrued remediation reserve through at least fiscal 2024.

The total remediation reserve at October 31, 2004 is approximately $8.3 million less than the balance as at October 31, 2003.  The difference is primarily attributable to the reduction during the third quarter of fiscal 2004 in the remediation reserve for the Piper Impact division from approximately $13.3 million to approximately $5.0 million.  This reduction was based on the Company’s experience to date at the Piper Impact locations, the

Company’s decision to stop manufacturing at the Highway 15 location, and an updated technical assessment of environmental conditions at the Piper Impact locations.

Approximately 60% of the total remediation reserve remains allocated to cleanup and other corrective measures at the Piper Impact division.  At present, the largest component is for remediation of groundwater contamination from prior operators at the Highway 15 location.  The Company voluntarily implemented a state-approved remediation action plan there and continues to monitor its performance.

The final remediation costs and the timing of the expenditures at Piper Impact and other sites will depend upon such factors as the nature and extent of contamination, the cleanup technologies employed, and regulatory concurrences.  While actual remediation costs therefore may be more or less than amounts accrued, and the timing may be accelerated or delayed, management believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities.

Compliance

Quanex incurred expenses of approximately $3.4 million and capitalized an additional $2.4 million during fiscal 2004 in order to comply with existing environmental regulations.  This compares to $3.5 million of expense and $1.7 million of capital incurred during fiscal 2003.  For 2005, the Company estimates expenses at its facilities will be approximately $2.9 million for continuing environmental compliance.  In addition, the Company estimates that capital expenditures for environmental compliance in fiscal 2005 will be approximately $2.7 million, which includes amounts for upgrades related to the coating systems emission compliance standards at two of its Nichols Aluminum facilities.  Further expenditures relating to environmental matters will necessarily depend upon the application to Quanex and its facilities of future regulations and government decisions.  Quanex will continue to have expenditures in connection with environmental matters beyond 2005, but it is not possible at this time to reasonably estimate the amount of those expenditures, except as discussed above.

Employees

The Company employed 3,421 persons at October 31, 2004 and approximately 3,430 persons at December 15, 2004.  Of the total employed, approximately 45% are covered by collective bargaining agreements.  None of such collective bargaining agreements expire in fiscal 2005.  Following is a table of collective bargaining agreements currently in place.

Facility	Expires	Union	Covered Employees at 10/31/04

Nichols Aluminum – Alabama	Nov. 2006	United Steelworkers of America	86
TruSeal Technologies	Dec. 2006	United Steelworkers of America	224
Temroc Metals	Jan. 2007	United Automobile Workers International Union of America	87
Nichols Aluminum–Davenport/Casting	Nov. 2007	International Brotherhood of Teamsters	262
MACSTEEL Monroe	Dec. 2007	United Automobile Workers International Union of America	263
MACSTEEL Arkansas	Jan. 2008	United Steelworkers of America	279
MACSTEEL Michigan	Feb. 2008	United Steelworkers of America	225
Nichols Aluminum-Lincolnshire	Jan. 2009	International Association of Machinists and Aerospace Workers	100

Financial Information about Foreign and Domestic Operations

For financial information on the Company’s foreign and domestic operations, see Note 12 of the Financial Statements contained in this Annual Report on Form 10-K.

Website

The Company’s website is www.quanex.com.  The Company’s required Securities Exchange Act filings such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge through our website, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the “1934 Act”).  Forms 3, 4 and 5 filed with respect to equity securities under Section 16(a) of the 1934 Act are also available on the website.  All of these materials are located at the “Financial Information” link.

The Company’s website also includes the following corporate governance materials, at the link “Corporate Governance:” the Corporate Governance Guidelines, Code of Business Conduct & Ethics, and charters of each Board committee, including the Audit Committee, the Compensation and Management Committee, and the Nominating and Corporate Governance Committee. You may also obtain a printed copy of any of the materials referenced above by contacting the Company through the website or at the following address: Quanex Corporation, 1900 West Loop South, Suite 1500, Houston, TX 77027.

Item 2.            Properties

The following table lists Quanex’s principal properties together with their locations, general character and the industry segment which uses the facility. Listed facilities are owned by the Company, unless indicated otherwise. (See Item 1, “Business,” for discussion of the capacity of various facilities.)

Location	Principal Products

Vehicular Products Segment
Fort Smith, Arkansas	Engineered bar
Jackson, Michigan	Engineered bar
Monroe, Michigan	Engineered bar
Huntington, Indiana	Engineered bar processing
Pleasant Prairie, Wisconsin	Engineered bar processing
Hamel, Minnesota	Metal extrusions & fabrication

Building Products Segment
Lincolnshire, Illinois	Aluminum sheet
Davenport, Iowa	Aluminum sheet (two plants)
Rice Lake, Wisconsin	Fenestration products
Chatsworth, Illinois	Fenestration products (two plants)
Hood River, Oregon	Fenestration products
Richmond, Indiana	Fenestration products
Beachwood, Ohio	Insulated flexible spacer research & sales
Barbourville, Kentucky	Insulated flexible spacer
Luck, Wisconsin	Fenestration products
Mounds View, Minnesota	Fenestration products
Leased (expires 2008)
Decatur, Alabama	Aluminum sheet
Leased (leases expiring 2005 and 2018)

Discontinued Operations
New Albany, Mississippi	Impact extrusions (two facilities)

Executive Offices
Houston, Texas	Corporate Office
Leased (expires 2010)

The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business.  In 2004, the Company’s manufacturing plants, taken as a whole, operated moderately below capacity.

Item 3.            Legal Proceedings

The Company believes there are no new material legal proceedings to which Quanex, its subsidiaries, or their property is subject. For a discussion of environmental issues, see Note 18 to the Consolidated Financial Statements.

Item 4.            Submission of Matters to Vote of Security Holders

None.

PART II

Item 5.            Market for Registrant’s Common Equity and Related Stockholder Matters

Quanex’s common stock, $.50 par value, is traded on the New York Stock Exchange, under the ticker symbol NX. The following tables present the quarterly common stock dividends and the high and low bids for the Company’s common stock during each fiscal quarter within the two most recent fiscal years.

Quarterly Common Stock Dividends(*)

Quarter Ended	2004	2003

January	$0.17	$0.17
April	0.17	0.17
July	0.19	0.17
October	0.2025	0.17
Total	$0.7325	$0.68

Quarterly Common Stock Sales Price (High & Low) (*)

Quarter Ended	2004	2003

January	$48.08	$37.55
	38.82	29.12
April	49.33	33.49
	40.10	27.93
July	49.79	33.49
	39.66	28.59
October	54.38	40.60
	40.30	29.94

(*)                                 On December 2, 2004 the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend, payable on December 31 to holders of record on December 17.  The amounts above are presented without giving effect to such stock split.

The terms of Quanex’s revolving credit agreement do not specifically limit the total amount of dividends or other distributions to its shareholders. However, the covenant to maintain a certain fixed charge coverage ratio and the tangible net worth covenant indirectly impact the Company’s ability to pay dividends.(1) As of October 31, 2004, the aggregate amount available for dividends under the credit facility was approximately $53.5 million.

There were 7,446 holders of Quanex common stock (excluding individual participants in securities positions listings) on record as of November 30, 2004.

(1)  Increasing the dividend impacts the fixed charge coverage ratio and tangible net worth and thus indirectly limits the amount of dividends that could be declared and paid while still satisfying the covenants.

Issuer Purchases of Equity Securities

On December 5, 2002, the Board of Directors approved a program to purchase up to a total of 1 million shares of its common stock in the open market or in privately negotiated transactions. During the year ended October 31, 2003, the Company repurchased 438,600 shares, or 43.9% of the shares authorized to be purchased, at a cost of approximately $13.5 million.  On August 26, 2004, the Board of Directors authorized the Company to reload its stock buyback program, increasing the existing authorization up to 1 million shares.  The Company purchased no shares in fiscal 2004.

Equity Compensation Plan Information

The following table summarizes as of October 31, 2004, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	636,419	$31	1,092,943
Equity compensation plans not approved by security holders(1)	168,495	31	21,311
Total	804,914	$31	1,114,254

(1)          The Quanex Corporation 1997 Key Employee Stock Plan was approved by the Company’s Board of Directors in October 1997. This plan provides for the granting of stock options to eligible persons employed by the Company who are not executive officers of the Company. Under the plan, the total number of stock options which may be granted is 400,000 shares. Stock options may be granted at not less than the fair market value (as defined in the plan) on the date the options are granted and generally become exercisable over three years in one-third annual increments. The options expire ten years after the date of grant. The Board of Directors may amend, terminate or suspend the plan at any time.

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

Return on common stockholders’ equity:  Net income attributable to common stockholders divided by average common stockholders’ equity.

Return on investment:  The sum of net income and the after-tax effect of interest expense less capitalized interest divided by the sum of the averages for short and long-term debt and stockholders’ equity.

Working Capital:  Current assets less current liabilities.

Selected Financial Data 2000-2004

	Fiscal Years Ended October 31,
	2004(1)	2003(1)	2002(1)	2001(1)	2000(1)
	(thousands, except per share data)
Operating Results:
Net sales(2)	$1,460,268	$898,197	$853,430	$777,080	$806,331
Operating income(3)	99,411	65,635	80,450	53,523	75,474
Income from continuing operations(4)	57,599	44,003	53,744	26,880	39,020
Income (loss) from discontinued operations, net of tax(5)	(3,132)	(1,116)	1,738	2,314	(48,685)
Net income (loss) (3)(4)(5)	$54,467	$42,887	$55,482	$29,194	$(9,665)
Percent of net sales	3.7%	4.8%	6.5%	3.8%	(1.2)%

Diluted Earnings (Loss) Per Share Data:
Income from continuing operations	$3.45	$2.69	$3.41	$1.92	$2.84
Net income (loss)	$3.26	$2.62	$3.52	$2.07	$(0.70)

Financial Position—Year End:
Total assets	$929,522	$683,114	$712,820	$730,979	$658,511
Asset turnover	1.8	1.3	1.2	1.1	1.2
Working capital	140,131	92,783	100,997	102,288	104,944
Current ratio	1.8 to 1	1.7 to 1	1.7 to 1	1.7 to 1	1.8 to 1

Total debt	$130,952	$19,770	$75,565	$220,028	$191,913
Stockholders’ equity	500,707	445,159	421,395	279,977	266,497
Total capitalization	631,659	464,929	496,960	500,005	458,410
Total debt as a percent of capitalization	20.7%	4.3%	15.2%	44.0%	41.9%
Return on investment–percent	10.6%	9.3%	12.8%	8.0%	(0.2)%
Return on common stockholders’ equity–percent	11.5%	9.9%	15.8%	10.7%	(3.4)%

Cash provided by operating activities	$124,237	$102,840	$81,111	$84,950	$77,870
Depreciation and amortization	50,603	41,334	39,371	39,481	38,168
Capital expenditures	19,542	25,371	31,378	53,449	38,028

Other Data:
Average number of employees	3,228	2,543	2,568	2,332	2,367
Net sales per employee	$452	$353	$332	$333	$341

Backlog for shipment in next 12 months	$492,000	$164,000	$172,000	$123,000	$136,000

(1)          In the third quarter of 2004, the Company committed to a plan to sell its Piper Impact business and in the fourth quarter of 2004, sold its Nichols Aluminum – Golden business.  Accordingly, the assets and liabilities of Piper Impact and Nichols Aluminum – Golden are reported as discontinued operations in the Consolidated Balance Sheets for all periods presented, and their operating results are reported as discontinued operations in the Consolidated Statements of Income for all periods presented (see Note 19)

(2)          Beginning in fiscal 2001, freight costs are no longer netted against sales; they are included in cost of sales. Prior year’s net sales and sales ratios have been restated to conform to this presentation.

(3)          Included in operating income are gains on sale of land of $0.5 million and $0.4 million in fiscal 2004 and 2003, respectively.

(4)          Fiscal 2003 and 2002 include gains associated with retired executive life insurance proceeds of $2.1 million and $9.0 million, respectively. This represents the excess of life insurance proceeds over (a) the cash surrender value and (b) liabilities to beneficiaries of deceased executives, on whom the Company held life insurance policies.

(5)          Includes effects in fiscal 2000 of Piper Impact’s $56.3 million (pretax) asset impairment charge in accordance with SFAS No. 121 and the $14.3 million (pretax) loss on sale of Piper Impact Europe, net of gain on related range forward foreign currency agreement.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and the accompanying notes.

Private Securities Litigation Reform Act

Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” are “forward-looking” statements as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “expect,” “believe,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address future operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to volume, sales, operating income and earnings per share, and statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present projections or expectations. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors exist that could cause the Company’s actual results to differ materially from the expected results described in or underlying our Company’s forward-looking statements. Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, the rate of change in prices for steel and aluminum scrap, energy costs, interest rates, construction delays, market conditions, particularly in the vehicular, home building and remodeling markets, any material changes in purchases by the Company’s principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company’s successful implementation of its internal operating plans, acquisition strategies and integration, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved. All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

Results of Operations

Summary Information as % of Sales

	Fiscal Year Ended October 31,(*)
	2004		2003		2002
	Dollar Amount	% of Sales	Dollar Amount	% of Sales	Dollar Amount	% of Sales
	(Dollars in millions)

Net sales	$1,460.2	100%	$898.2	100%	$853.4	100%
Cost of sales	1,245.6	85	744.0	83	685.7	80
Selling, general and administrative	65.6	5	48.0	5	48.1	6
Depreciation and amortization	50.1	3	41.0	5	39.1	5
Gain on sale of land	(0.5)	—	(0.4)	—	—	—
Operating income	99.4	7	65.6	7%	80.5	9%
Interest expense	(6.1)	0	(2.8)	0	(14.5)	(1)
Capitalized interest	—	0	—	0	1.8	0
Retired executive life insurance benefit	—	0	2.2	0	9.0	1
Other, net	0.3	0	2.7	0	1.9	0
Income tax expense	(36.0)	(3)	(23.7)	(2)	(25.0)	(3)
Income from continuing operations	$57.6	4%	$44.0	5%	$53.7	6%

(*)                                 All periods presented exclude Nichols Aluminum – Golden and Piper Impact which are included in discontinued operations.

Overview

Net sales for the year ended October 31, 2004 were up 63% over a year ago.  Included in the year over year increases were $355.0 million for the year of net sales from the Company’s recent acquisitions of MACSTEEL Monroe and TruSeal.  Demand at the Vehicular Products and Building Products segments remained strong throughout the year, and backlogs remained healthy at the end of the fiscal year.

Income from continuing operations for the year ended October 31, 2004 was up 31% over last year.  MACSTEEL Monroe’s and TruSeal’s combined earnings contributed $1.02 (after interest expense) to earnings per share for the year (10 months results).  Also included in the results were LIFO charges of $20.4 million or $0.75 per diluted share for the year.  This compares to a LIFO charge of $6.1 million, or $0.24 per diluted share, for last year.

Business Segments

Business segments are reported in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131. SFAS No. 131 requires that the Company disclose certain information about its operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

Quanex has two market-focused segments:  Vehicular Products and Building Products.  The Vehicular Products segment produces engineered steel products and extruded products for the light vehicle, heavy duty truck, agricultural, military, recreational and energy markets.  The Vehicular Products segment’s main market drivers are North American light vehicle builds and, to a lesser extent, heavy duty truck builds.  The Building Products segment produces engineered products and aluminum sheet for window and door components used by the residential building and remodeling markets.  The main market drivers of this segment are residential housing starts and remodeling expenditures.

Vehicular Products – Three Years Ended October 31, 2004

The following table sets forth selected operating data for the Vehicular Products segment:

	Years Ended October 31, (2)			% Change
	(Dollars in millions)			2004 vs.	2003 vs.
	2004(1)	2003	2002	2003(1)	2002

Net sales	$821.0	$418.6	$394.5	96.1%	6.1%
Cost of sales	697.0	327.6	301.1	112.8	8.8
Selling, general and administrative	18.0	11.8	12.6	52.5	(6.4)
Depreciation and amortization	31.6	25.9	24.0	22.0	7.9
Operating income	$74.4	$53.3	$56.8	39.6%	(6.2)%
Operating income margin	9.1%	12.7%	14.4%

(1)                                  Fiscal 2004 includes MACSTEEL Monroe’s operations as of January 1, 2004.

(2)                                  All periods presented exclude Piper Impact which is included in discontinued operations.

North American light vehicle builds were down about 2% during the fiscal fourth quarter compared to the same period last year.  Demand from the Company’s heavy duty truck customers was very strong again this quarter, with overall builds up approximately 38% over the fiscal fourth quarter last year.  For the quarter ended October 31, 2004, the Company’s engineered steel bar operations ran at utilization rates near capacity.  Fourth quarter and fiscal year operating income for the segment benefited from new customer programs, conversion cost improvements and the December 31, 2003 acquisition of MACSTEEL Monroe.

Excluding the impact of MACSTEEL Monroe, net sales for fiscal 2004 were higher than fiscal 2003 by 30.5% due to an 8.2% increase in volume, combined with increased average prices of approximately 20.6% in the form of scrap surcharges.   Net sales for the segment increased from fiscal 2002 to fiscal 2003 due to a 2.2% increase in volume and a 3.8% increase in average prices.  Strong demand in the segment has persisted over the past several years.  The strong demand, coupled with the Company’s ability to consistently improve productivity, have been the largest factors in the steady volume growth.  The average price increases realized over the last three years are primarily the result of two items.  First, the Company is focused on increasing sales of the segment’s value-added MACPLUS products.  This contributed to the increases from fiscal 2002 to 2003 and part of the increase from fiscal 2003 to 2004.  The largest contributing factor for the increase from fiscal 2003 to 2004 is the overall price increases from higher steel scrap surcharges.  Steel scrap prices increased dramatically over the latter half of calendar 2003 and all of fiscal 2004.  As a result of the increases, surcharges came into effect beginning on January 1, 2004 and have been adjusted quarterly (see further discussion of surcharge lag in “Commodity Price Risk” of Item 7A).

Excluding the impact of MACSTEEL Monroe, operating income for fiscal 2004 increased 7.0% above fiscal 2003.  The sales volume and average sales price increases experienced during fiscal 2004 were able to more than offset the increased costs.  Cost of sales increased 37.5% coupled with a 3.8% and 2.5% increase in selling, general and administrative expenses and depreciation and amortization, respectively, all exclusive of the acquisition.  The increase in the cost of sales was due primarily to the continued run-up of raw material costs experienced within the segment.  Raw material increases are also the principal factor for the reduced operating income in fiscal 2003 compared to 2002.  The Company was able to absorb more of the increase in fiscal 2004 than in 2003 because during fiscal 2003 raw materials increased, but did not exceed the minimum threshold that triggers the surcharges.  The surcharges did not become significant until January 1, 2004, and thus there was no real offset to higher raw material prices in the early stages of the run-up.

The reduction of the operating income margin over the past three years is directly attributable to the raw material increases experienced over the past several years.  As raw material prices rise, the Company experiences short term compression of the operating margin since the surcharges are adjusted on a quarterly basis based upon raw material indexes from the previous three months.  As raw material prices level off, the Company would expect the Vehicular Products segment’s operating income margin to improve initially.  Declines in raw material costs will increase the margin in the short term as the surcharges lag behind.

Building Products – Three Years Ended October 31, 2004

The following table sets forth selected operating data for the Building Products segment:

	Years Ended October 31, (2)			% Change
	(Dollars in millions)			2004 vs.	2003 vs.
	2004(1)	2003	2002	2003(1)	2002

Net sales	$642.5	$485.3	$466.6	32.4%	4.0%
Cost of sales	530.6	416.0	393.8	27.6	5.6
Selling, general and administrative	30.5	22.2	22.3	37.4	—
Depreciation and amortization	18.2	14.7	14.5	23.8	1.4
Operating income	$63.2	$32.4	$36.0	95.1%	(10.0)%
Operating income margin	9.8%	6.7%	7.7%

(1)                                  Fiscal 2004 includes TruSeal’s operations as of January 1, 2004.

(2)                                  All periods presented exclude Nichols Aluminum - Golden which is included in discontinued operations.

Housing starts and remodeling activity during the Company’s fourth quarter were strong as demand at the window and door components businesses remained brisk.  The Company’s aluminum sheet business had an exceptionally robust fourth quarter.  While sales to the Company’s traditional building and construction customers remained excellent, sales to capital equipment, service center, and transportation customers were improved over last year.  A more favorable industry supply/demand equation bolstered the Company’s spread.

Excluding the impact of TruSeal, net sales for fiscal 2004 were higher than 2003 by 15.9%.  The increase in net sales was a result of the increased volumes across the entire segment combined with an 11.7% increase in aluminum sheet prices.  The increase in net sales from fiscal 2002 to 2003 is related to the February 2002 acquisition of COLONIAL CRAFT.  Excluding the three additional months of net sales from COLONIAL CRAFT in fiscal 2003, net sales actually declined slightly from fiscal 2002 due to the decision to exit low margin product lines.  The volume increase in fiscal 2004 was driven by strong demand in the building products market and new programs with fenestration customers.  The increase in aluminum sheet prices is a result of reduced industry capacity that put upward pressure on pricing.

Excluding the impact of TruSeal, operating income for fiscal 2004 increased 47.2% above fiscal 2003.  The increase is a result of expenses growing to a lesser extent than net sales.  Net sales for fiscal 2004 increased 15.9% over fiscal 2003, while cost of sales increased by only 15.3%.  This, coupled with increased volumes, led to strong growth in operating income for the year.  The reduction of operating income from fiscal 2002 to fiscal 2003 is a direct reflection of the higher prices paid for aluminum scrap, energy and outside processing combined with some production and quality problems encountered at one of the facilities in the Building Products segment.

The operating income margin declined from fiscal 2002 to fiscal 2003 as a result of the higher prices of raw materials discussed previously as well as the production and quality issues.  By the start of fiscal 2004, the production and quality problems had been corrected and demand increased such that the upward price pressure realized in the market was able to stay ahead of the increasing raw material costs.  The associated margin expansion realized during fiscal 2004 coupled with the volume increases resulted in further expansion of the operating income margin.  The acquisition of TruSeal during fiscal 2004 contributed slightly to the increased margin realized in 2004.

Corporate and Other – Three Years Ended October 31, 2004

	Years Ended October 31,			$ Change
	(Dollars in millions)
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Cost of sales	$21.2	$6.0	$(1.4)	$15.2	$7.4
Selling, general and administrative	17.1	14.1	13.2	3.0	0.9
Depreciation and amortization	0.3	0.4	0.5	(0.1)	(0.1)
Gain on sale of land	(0.5)	(0.4)	—	(0.1)	(0.4)
Operating income (expense)	$(38.1)	$(20.1)	$(12.3)	$(18.0)	$(7.8)

Corporate and other operating expenses, not included in the two operating segments mentioned above, include the consolidated LIFO inventory adjustments (calculated on a combined pool basis), corporate office expenses and inter-segment eliminations.  The increase in raw material costs experienced during fiscal 2003 and 2004 resulted in increased expense each year associated with increasing the LIFO inventory reserve.  For the years ended October 31, 2004, 2003 and 2002, the amount of LIFO inventory adjustment expensed was $20.4 million, $6.1 million and $2.4 million, respectively.   Changes associated with the LIFO inventory adjustment tend to comprise a majority of the change from year to year in corporate and other expenses.  During fiscal 2004, corporate and other expenses increased as a result of increased professional services related to the implementation of various procedures arising from the Sarbanes-Oxley Act of 2002 beginning in fiscal 2003.

Interest expense for fiscal 2004 was $6.1 million compared to $2.8 million from fiscal 2003 and $14.5 million in fiscal 2002.  The increase from 2003 to 2004 is a result of an increase in the average debt outstanding for the comparative period that is primarily attributable to the acquisitions that were completed in the first quarter of fiscal 2004.

Other, net (on the income statement) for fiscal 2004 was income of $0.3 million compared to income of $2.7 million in fiscal 2003 and $1.9 million in fiscal 2002.  The change from 2003 to 2004 is related to $1.7 million less of income associated with the cash surrender value of life insurance, net of the change in the liability for supplemental retirement, combined with $0.5 million of additional expenses recognized in fiscal 2004 for deferred compensation as a direct result of the increase in the Company’s stock price.

Income (loss) from discontinued operations, net of taxes for fiscal 2004 was a loss of $3.1 million compared to a loss of $1.1 million for fiscal 2003 and income of $1.7 million for fiscal 2002.  The increased loss from fiscal 2003 to fiscal 2004 is related to the $0.6 million loss on sale of Nichols Aluminum – Golden combined with the net $3.5 million write down of Piper Impact.  The decrease from 2002 to 2003 is primarily related to the erosion of demand for Piper Impact’s airbag components.  See Note 19 for further information regarding the composition of discontinued operations.

Outlook

Overall, customer demand in the Company’s two target markets, vehicular products and building products, is expected to remain strong in 2005.

Vehicular Products segment – 2005 North American light vehicle builds are expected to be approximately 16 million builds, essentially flat to 2004.  Heavy-duty truck builds for 2005 are expected to be up significantly over 2004 levels while secondary markets are also expected to remain at high levels.

Building Products segment – Key market drivers are expected to remain healthy in 2005.  Housing starts are expected to be off approximately 5% from 2004’s record levels, while remodeling activity is expected to remain very strong.

Quanex expects to post improved results in fiscal 2005 compared to fiscal 2004.  This expectation is based on an improving economy, market share gains at both operating segments and the earnings benefit from the acquisitions of MACSTEEL Monroe and TruSeal.  The earnings outlook for the first quarter remains favorable.  The Company expects first quarter diluted earnings per share from continuing operations to be in the range of $1.00 to $1.15, up from the $0.40 reported in the first quarter of 2004.  Quanex cautions that the combination of short cycle businesses and volatile raw material input costs makes forecasting problematic.

Liquidity and Capital Resources

Sources of Funds

The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its secured $310.0 million Revolving Credit Agreement (“Bank Agreement”). At October 31, 2004, the Company had no borrowings under the Bank Agreement. This represents a $10.0 million decrease from October 31, 2003 borrowing levels.  During the first quarter of fiscal 2004, the Company’s borrowings under the Bank Agreement increased $210.0 million in order to fund the acquisitions of MACSTEEL Monroe and TruSeal.  During the third quarter of fiscal 2004, the Company issued $125.0 million of 2.50% Convertible Senior Debentures due May 15, 2034 (the “Debentures”).  The Company used approximately $122.0 million of proceeds from the issuance of the Debentures to repay a portion of what was then outstanding under the Bank Agreement.  The Company repaid the remainder of the outstanding balance throughout fiscal 2004 using cash flow from operations.

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

The Company’s working capital was $140.1 million at October 31, 2004 compared to $92.8 million at October 31, 2003. $28.2 million of the $47.3 million total increase in working capital is associated with the non-recurring transactions that occurred during fiscal 2004 (a $42.0 million increase related to the MACSTEEL Monroe and TruSeal acquisitions offset by a $13.8 million decrease from the Nichols Aluminum – Golden divestiture).  Excluding the impact of the above referenced transactions, working capital increased $19.1 million, primarily a result of the $19.5 million increase in cash and equivalents.

Operating Activities

Cash provided by operating activities during the year ended October 31, 2004 was $124.2 million compared to $102.8 million and $81.1 million for 2003 and 2002, respectively. The increase from fiscal 2002 to fiscal 2003 was the result of lower working capital requirements, whereas the increase from fiscal 2003 to fiscal 2004 is primarily attributable to the $13.6 million increase in income from continuing operations.  Accounts receivable, inventory and accounts payable were impacted significantly by the increase in raw material prices experienced throughout fiscal 2003 and 2004.  While the run-up in raw material costs increased inventory prices, the Company was successful in reducing overall inventory volumes, which helped to keep total working capital in line with the previous year.

Investment Activities

Net cash used for investment activities during the year ended October 31, 2004 was $213.1 million compared to $22.5 million and $29.8 million for fiscal 2003 and 2002, respectively. Investment activities for the year ended October 31, 2004 included the acquisition of MACSTEEL Monroe for $102.1 million and TruSeal for $112.5 million. The cost of the acquisitions was partially offset by the $22.3 million received from the sale of Nichols Aluminum – Golden.  The Company expects to receive proceeds from the sale of Piper Impact in fiscal 2005 (see Note 19 for further explanation).

Capital expenditures have decreased steadily over the last three years from $31.4 million in fiscal 2002 to $25.4 million in fiscal 2003 to $19.5 million in fiscal 2004. In light of the announcement in September 2004 of the $20.0 million Phase VIII expansion at the MACSTEEL Arkansas facility, the Company expects 2005 capital expenditures to increase to approximately $55.0 million.  At October 31, 2004, the Company had commitments of approximately $5.2 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations.

The final contributing factor to the increased use of cash from investing activities is the proceeds received from Company owned life insurance policies and property sales.  In 2003, proceeds from such items totaled $9.3 million, which is $8.6 million more than was received during fiscal 2004.

Financing Activities

Cash from financing activities for the year ended October 31, 2004 was a source of cash of $108.5 million compared to uses of cash in both 2003 and 2002 of $76.5 million and $62.6 million, respectively. The most significant contributing factor to the increase is the $210.0 million of borrowings that occurred in the first quarter of 2004 that were used to fund the MACSTEEL Monroe and TruSeal acquisitions. During the third quarter of fiscal 2004, the Company used approximately $122.0 million of proceeds from the issuance of the Debentures to repay a portion of what was then outstanding under the Bank Agreement.  It is important to note that apart from the reduction through the Debenture offering, the Company repaid approximately $98.0 million of the Bank Agreement during 2004 compared to $55.0 million and $82.0 million in 2003 and 2002, respectively.

On August 26, 2004, the board of directors of the Company increased the quarterly dividend from $0.17 to $0.19 per common share outstanding. This increase was effective with the Company’s third quarter dividend paid on September 30, 2004. While the impact of the dividend change resulted in an increase of roughly $0.6 million in dividends paid, this increase was more than offset by the $6.5 million increase in proceeds received from stock issuances related to the exercise of stock options.  Total amounts paid for dividends will increase in fiscal 2005 since there was only a single dividend distribution in fiscal 2004 following the increase in the quarterly dividend.

Debt Structure and Activity

Refer to Note 10 “Long-Term Debt and Financing Arrangements” for a discussion of the Company’s debt structure.

Stock Purchase Program

Refer to Note 14 “Stock Repurchase Program and Treasury Stock” for a discussion of the Company’s stock purchase program.

Contractual Obligations and Commercial Commitments

The following tables set forth certain information concerning the Company’s unconditional obligations and commitments to make future payments under contracts with remaining terms in excess of one year, such as debt and lease agreements, and under contingent commitments.

Payments Due by Period

Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In thousands)

Long-Term Debt	$130,952	$456	$964	$934	$128,598
Operating Leases	8,360	3,061	3,431	1,593	275
Unconditional Purchase Obligations	50,206	35,482	13,950	774	—
Total Contractual Cash Obligations	$189,518	$38,999	$18,345	$3,301	$128,873

The long-term debt is primarily comprised of the $125.0 million of Debentures due in 2034.  Operating leases cover a range of items from facilities, fork trucks and cars to fax machines and other miscellaneous equipment.  The unconditional purchase obligations are made up of $14.8 million of natural gas contracts and $35.2 million of aluminum scrap contracts.

Amount of Commitment Expiration per Period

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In thousands)

Standby Letters of Credit	$6,444	$6,444	$—	$—	$—
Guarantees	1,000	—	—	—	1,000
Total Commercial Commitments	$7,444	$6,444	$—	$—	$1,000

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as such term is defined in the rules promulgated by the Securities and Exchange Commission, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

Effects of Inflation

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

Environmental Contingencies

Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, Quanex must make capital and other expenditures on an ongoing basis. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals.  Costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable.  When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of parties participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections.  Unanticipated changes of future assessments and/or regulatory laws could result in expenses being incurred in future periods in addition to an increase in actual cash required to remediate the contamination.

Long-Lived Assets

Property, Plant and Equipment

The Company makes judgments and estimates in conjunction with the carrying value of property, plant and equipment, other intangibles, and other assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, carrying values of these assets are periodically reviewed for impairment and further reviewed whenever events or changes in circumstances indicate that carrying value may be impaired. The carrying values are compared with the fair value of such assets calculated based on the anticipated future cash flows related to those assets. If the carrying value of a long-lived asset exceeds its fair value, an impairment charge is recorded in the period in which such review is performed. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s products and future market conditions. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

Goodwill

The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. The Company performs a goodwill impairment test annually as of August 31.  In addition, goodwill would be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The impairment test requires the Company to compare the fair value of business reporting units to carrying value including assigned goodwill.  The Company primarily uses the present value of future cash flows to determine fair value and validates the result against the cost and market approaches. Future cash flows are typically based upon a five-year future period for the businesses and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. The residual values are determined from comparable industry transactions. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period.

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

Insurance

The Company manages its costs for portions of workers’ compensation, group medical, general liability and vehicle liability exposure through a combination of retentions and insurance coverage. The amounts in excess of the retention levels are fully insured by third party insurers.  Liabilities associated with the Company’s portion of these exposures are estimated in part by considering historical claims experience, severity factors and other assumptions. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company presents the results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for “held for sale accounting” as discontinued operations. At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of carrying value in excess of fair value less cost to sell is recorded in the period the operation meets held for sale accounting.  Management judgment is required to (1) assess the criteria required to meet held for sale accounting, and (2) estimate fair value.  Changes to the operation could cause it to no longer qualify for held for sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses.

New Accounting Pronouncements

In December 2003, the FASB issued the revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS No. 132 retains the disclosures required by the original issuance of SFAS No. 132 and requires additional annual disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows. The Company included the revised SFAS No. 132 annual disclosures in this Annual Report on Form 10-K for the fiscal year ending October 31, 2004. The revised SFAS No. 132 also requires additional interim period disclosures, including the components of net periodic benefit cost and changes in planned contributions. The Company included the required disclosures in the notes to the interim financial statements beginning with the second quarter of fiscal 2004.

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share,” which was ratified by the FASB in October 2004.  Issue 04-08 becomes effective for periods after December 15, 2004, which will be the Company’s first fiscal quarter of 2005.  Under the consensus, companies will be required to retroactively restate diluted earnings per share numbers applying the “if converted” method of accounting from the issuance date of the contingently convertible bond.  On May 5, 2004, the Company issued $125.0 million of 2.50% Convertible Senior Debentures due May 15, 2034.  As it relates to Quanex, EITF Issue 04-08 would mean an additional 2.2 million shares of earnings dilution and have an annualized earnings per share impact of approximately $0.30 - $0.35 per common share. However, the Company could elect to settle its convertible obligation with either common stock, cash or a combination of the two.  If the Company elects to settle its entire convertible obligation with cash and can demonstrate its ability to do so, it would not be required to show the dilutive impact of the higher share count in the calculation of its earnings per share for periods after such election.

Item 7A.                          Quantitative and Qualitative Disclosures about Market Risk

The following discussion of the Company and its subsidiaries’ exposure to various market risks contains “forward looking statements” that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to the Company. Nevertheless, because of the inherent unpredictability of interest rates, foreign currency rates and metal commodity prices as well as other factors, actual results could differ materially from those projected in such forward looking information. The Company does not use derivative financial instruments for speculative or trading purposes. For a description of the Company’s significant accounting policies associated with these activities, see Notes 1 and 16 to the Consolidated Financial Statements.

Interest Rate Risk

The Company and its subsidiaries have a Bank Agreement and other long-term debt which subject the Company to the risk of loss associated with movements in market interest rates.  At October 31, 2004 and 2003, the Company had fixed-rate debt totaling $128.9 million and $4.1 million, respectively. This debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings loss due to changes in market interest rates.

The Company and certain of its subsidiaries’ floating-rate obligations totaled $2.0 million and $15.7 million at October 31, 2004 and 2003, respectively. Based on the floating-rate obligations outstanding at October 31, 2004, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $20,000.

For 2002, the Company had $100.0 million of swap agreements in place to limit the exposure of this obligation to increases in short-term interest rates. These swap agreements effectively fixed the interest rate, thus limiting the potential impact that increasing interest rates would have on earnings. Under these swap agreements, payments were made based on a fixed rate ($50.0 million at 7.025%, and $50.0 million at 6.755%) and received on a LIBOR based variable rate (1.82% at October 31, 2002). At October 31, 2002, the fair market value related to the interest rate swap agreements was a loss of $4.0 million.

To the extent that floating rate obligations are in excess of or less than $100.0 million, the Company was subject to changes in the underlying interest rates. For the year ended October 31, 2002, the Company’s floating rate obligations were $28.8 million less than the $100.0 million swap agreement. Increases or decreases in the underlying interest rate of the swap agreement would have had a direct impact on interest expense for this differential in balances.

These swap agreements expired on July 29, 2003 and the final settlement payment was made. The Company has not entered into any other interest swap agreements and as such is subject to the variability of interest rates on its variable rate debt.

Commodity Price Risk

The Vehicular Products segment has a scrap surcharge program in place, which is a practice that is well established within the engineered steel bar industry.  The scrap surcharge is based on a three month trailing average of #1 bundle scrap prices.  The Company’s long-term exposure to changes in scrap prices is significantly reduced because of the surcharge program.  Over time, the Company recovers the majority of its scrap cost increases, though there is a level of exposure to short-term volatility because of the three month lag.

Within the Building Products segment, the Company uses various grades of aluminum scrap as well as minimal amounts of prime aluminum ingot as raw materials for its manufacturing process.  The price of this aluminum raw material is subject to fluctuations due to many factors in the aluminum market.  In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers.  In an effort to reduce the risk of fluctuating raw material prices, the Company enters into firm price raw material purchase commitments (which are designated as “normal purchases” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) as well as option contracts on the London Metal Exchange (“LME”).  The Company’s risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company’s committed sales orders, net of fixed price purchase commitments.

Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum.  To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect.  During fiscal 2004, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments.  There were no outstanding LME hedges as of October 31, 2004.

Item 8.                                   Financial Statements and Supplementary Data

RESPONSIBILITY FOR FINANCIAL REPORTING

The accompanying consolidated financial statements of Quanex Corporation and subsidiaries were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management’s best judgments and estimates.

Quanex’s system of internal controls is designed to provide reasonable assurance, at justifiable cost, as to the reliability of financial records and reporting and the protection of assets. The system of controls provides for appropriate division of responsibility and the application of policies and procedures that are consistent with high standards of accounting and administration. Internal controls are monitored through recurring internal audit programs and are updated as our businesses and business conditions change.

The Audit Committee, composed solely of outside, independent directors, determines that management is fulfilling its financial responsibilities by meeting periodically with management, the independent auditors, and Quanex’s internal auditors, to review internal accounting controls and assess the effectiveness of our disclosure controls and procedures. The Audit Committee is responsible for appointing the independent auditors and reviewing the scope of all audits and the accounting principles applied in our financial reporting. Deloitte & Touche LLP has been engaged by the Audit Committee as independent auditors to audit the accompanying consolidated financial statements and issue the report thereon, which appears on the following page.  Our internal auditors and Deloitte & Touche LLP have full and free access to meet with the Audit Committee, without management present, to discuss the results of their audits, the quality of our financial reporting and the adequacy of our internal controls and disclosure controls and procedures.

We believe that Quanex’s system of internal controls, combined with the activities of the internal auditors and the Audit Committee, provides reasonable assurance of the integrity of our financial reporting.

/s/ RAYMOND A. JEAN	/s/ TERRY M. MURPHY
Raymond A. Jean Chairman of the Board, President and Chief Executive Officer	Terry M. Murphy Vice President—Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Quanex Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheets of Quanex Corporation and subsidiaries (the “Company”) as of October 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Houston, Texas
December 21, 2004

QUANEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31,
	2004	2003
	(In thousands)
ASSETS
Current assets:
Cash and equivalents	$41,743	$22,108
Accounts and notes receivable, net of allowance of $6,882 and $6,829	176,358	104,009
Inventories	115,367	68,626
Deferred income taxes	10,744	5,320
Other current assets	2,363	1,499
Current assets of discontinued operations	9,759	31,886
Total current assets	356,334	233,448
Property, plant and equipment, net	350,982	298,733
Goodwill, net	134,670	66,436
Cash surrender value insurance policies, net	24,439	24,536
Intangible assets, net	27,556	2,755
Other assets	9,391	3,517
Assets of discontinued operations	26,150	53,689
Total assets	$929,522	$683,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,674	$80,791
Accrued liabilities	45,844	33,764
Income taxes payable	4,127	7,641
Current maturities of long-term debt	456	3,877
Current liabilities of discontinued operations	4,102	14,592
Total current liabilities	216,203	140,665
Long-term debt	130,496	15,893
Deferred pension credits	8,804	7,781
Deferred postretirement welfare benefits	7,745	7,845
Deferred income taxes	53,983	49,938
Non-current environmental reserves	8,188	13,517
Other liabilities	2,973	283
Liabilities of discontinued operations	423	2,033
Total liabilities	428,815	237,955
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding–none	—	—
Common stock, $0.50 par value, shares authorized 50,000,000; issued 16,650,862 and 16,519,271	8,324	8,260
Additional paid-in-capital	191,675	187,114
Retained earnings	307,754	264,067
Unearned compensation	(824)	(164)
Accumulated other comprehensive income	(4,463)	(3,641)
	502,466	455,636
Less common stock held by Rabbi Trust - 58,139 and 47,507 shares	(1,759)	(1,317)
Less cost of shares of common stock in treasury 0 and 294,803	—	(9,160)
Total stockholders’ equity	500,707	445,159
Total liabilities & stockholders’ equity	$929,522	$683,114

See notes to consolidated financial statements.

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended October 31,
	2004	2003	2002
	(In thousands, except per share amounts)

Net sales	$1,460,268	$898,197	$853,430
Cost and expenses:
Cost of sales	1,245,639	743,953	685,762
Selling, general and administrative	65,618	48,029	48,104
Depreciation and amortization	50,054	40,985	39,114
Gain on sale of land	(454)	(405)	—
Operating income	99,411	65,635	80,450
Interest expense	(6,049)	(2,829)	(14,547)
Capitalized interest	—	—	1,879
Retired executive life insurance benefit	—	2,152	9,020
Other, net	282	2,695	1,962
Income from continuing operations before income taxes	93,644	67,653	78,764
Income tax expense	(36,045)	(23,650)	(25,020)
Income from continuing operations	57,599	44,003	53,744
Income (loss) from discontinued operations, net of taxes	(3,132)	(1,116)	1,738
Net income	$54,467	$42,887	$55,482

Basic earnings per common share(*):
Earnings from continuing operations	$3.50	$2.72	$3.62
Income (loss) from discontinued operations	(0.19)	(0.07)	0.12
Basic earnings per share	$3.31	$2.65	$3.74

Diluted earning per common share(*):
Earnings from continuing operations	$3.45	$2.69	$3.41
Income (loss) from discontinued operations	(0.19)	(0.07)	0.11
Diluted earnings per share	$3.26	$2.62	$3.52

Weighted average common shares outstanding(*):
Basic	16,436	16,154	14,823
Diluted	16,698	16,384	16,237

(*)                                 On December 2, 2004 the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend, payable on December 31 to holders of record on December 17.  The amounts above are presented without giving effect to such stock split.  See Note 5, Earnings Per Share, for a proforma presentation of the impact of this stock split.

See notes to consolidated financial statements.

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income
Years Ended October 31, 2004, 2003 and 2002	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Minimum Pension Liability	Derivative Gain (Loss)	Treasury Stock & Other	Total Stockholders’ Equity
		(In thousands)
Balance at October 31, 2001		$7,043	$108,314	$186,274	$(1,809)	$(5,403)	$(14,442)	$279,977
Comprehensive income:
Net income	$55,482			55,482				55,482
Adjustment for minimum pension liability (net of taxes of $798)	(1,247)				(1,247)			(1,247)
Derivative transactions:
Current period hedging transactions (net of taxes of $511)	(798)					(798)		(798)
Reclassifications into earnings (net of taxes of $3,694)	5,778					5,778		5,778
Total comprehensive income	$59,215
Common dividends ($0.64 per share)				(9,637)				(9,637)
Common stock held by Rabbi Trust							(108)	(108)
Cost of common stock in treasury							12,672	12,672
Other		1,184	77,658	(45)			479	79,276
Balance at October 31, 2002		$8,227	$185,972	$232,074	$(3,056)	$(423)	$(1,399)	$421,395
Comprehensive income:
Net income	$42,887			42,887				42,887
Adjustment for minimum pension liability (net of taxes of $372)	(583)				(583)			(583)
Derivative transactions:
Current period hedging transactions (net of taxes of $1)	(2)					(2)		(2)
Reclassifications into earnings (net of taxes of $270)	423					423		423
Total comprehensive income	$42,725
Common dividends ($0.68 per share)				(10,865)				(10,865)
Common stock held by Rabbi Trust							(336)	(336)
Cost of common stock in treasury							(9,160)	(9,160)
Other		33	1,142	(29)			254	1,400
Balance at October 31, 2003		$8,260	$187,114	$264,067	$(3,639)	$(2)	$(10,641)	$445,159
Comprehensive income:
Net income	$54,467			54,467				54,467
Adjustment for minimum pension liability (net of taxes of $563)	(880)				(880)			(880)
Derivative transactions:
Foreign currency translation adjustment	56						56	56
Reclassifications into earnings (net of taxes of $1)	2					2		2
Total comprehensive income	$53,645
Common dividends ($0.70 per share)				(11,530)				(11,530)
Common stock held by Rabbi Trust							(442)	(442)
Cost of common stock in treasury							9,160	9,160
Other		64	4,561	750			(660)	4,715
Balance at October 31, 2004		$8,324	$191,675	$307,754	$(4,519)	—	$(2,527)	$500,707

See notes to consolidated financial statements.

	Years Ended October 31, 2004, 2003 and 2002
	Preferred Shares Issued	Common Shares
				Rabbi	Net
		Issued	Treasury	Trust	Outstanding

Balance at October 31, 2001	—	14,085,642	(633,935)	(42,484)	13,409,223
Stock issued–options exercised (net of trade-ins)		562,926	597,284	—	1,160,210
Stock issued–compensation plans		(1,902)	22,797	—	20,895
Stock issued–conversion of subordinated debentures		1,822,594	173	—	1,822,767
Rabbi Trust		(13,627)	13,681	(54)	—
Balance at October 31, 2002	—	16,455,633	—	(42,538)	16,413,095
Treasury shares purchased		—	(438,600)	—	(438,600)
Stock issued–options exercised (net of trade-ins)		42,333	161,677	—	204,010
Stock issued–compensation plans		1,000	(2,544)	—	(1,544)
Rabbi Trust		20,305	(15,336)	(4,969)	—
Balance at October 31, 2003	—	16,519,271	(294,803)	(47,507)	16,176,961
Stock issued–options exercised (net of trade-ins)		113,782	268,680	—	382,462
Stock issued–compensation plans		9,500	23,800	—	33,300
Rabbi Trust		8,309	2,323	(10,632)	—
Balance at October 31, 2004	—	16,650,862	—	(58,139)	16,592,723

See notes to consolidated financial statements.

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended October 31,
	2004	2003	2002
	(In thousands)
Operating Activities:
Net income	$54,467	$42,887	$55,482
Loss (income) from discontinued operations	3,132	1,116	(1,738)

Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of land	(454)	(405)	—
Loss on early extinguishment of debt	—	—	922
Retired executive life insurance benefit	—	(2,152)	(9,020)
Depreciation and amortization	50,603	41,334	39,371
Deferred income taxes	551	3,477	(4,302)
Deferred pension and postretirement benefits	(499)	1,522	(4,766)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Increase in accounts and notes receivable	(46,776)	(6,514)	(5,057)
Decrease (increase) in inventory	(6,993)	9,058	(8,661)
Increase in accounts payable	57,623	10,733	2,517
Increase (decrease) in accrued liabilities	8,764	(7,869)	(1,431)
Increase (decrease) in income taxes payable	(6,242)	1,081	(213)
Other, net	1,965	(5,441)	201
Operating cash flow from discontinued operations	8,096	14,013	17,806
Cash provided by operating activities	124,237	102,840	81,111

Investing Activities:
Acquisitions, net of cash acquired	(214,618)	—	(17,283)
Proceeds from sale of discontinued operations	23,310	—	—
Proceeds from sale of land	637	2,832	—
Capital expenditures, net of retirements	(19,542)	(25,371)	(31,378)
Retired executive life insurance proceeds	—	6,442	26,111
Other, net	172	(2,952)	(4,466)
Cash used for investing activities from discontinued operations	(3,049)	(3,451)	(2,792)
Cash used for investing activities	(213,090)	(22,500)	(29,808)

Financing Activities:
Bank borrowings (repayments), net	(10,000)	(55,000)	(75,000)
Prepayment of note payable	—	—	(7,029)
Issuance (purchase) of debentures	125,000	—	(1,314)
Purchase of Quanex common stock	—	(13,515)	—
Common stock dividends paid	(11,530)	(10,865)	(9,637)
Issuance of common stock, net	11,665	5,163	33,948
Other, net	(6,657)	(2,298)	(3,561)
Cash provided by (used for) financing activities	108,478	(76,515)	(62,593)
Effect of exchange rate changes on cash equivalents	10	—	—
Increase (decrease) in cash and equivalents	19,635	3,825	(11,290)

Cash and equivalents at beginning of period	22,108	18,283	29,573
Cash and equivalents at end of period	$41,743	$22,108	$18,283

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

Nature of Operations

The Company manufactures engineered carbon and alloy steel bars, aluminum flat-rolled products, flexible insulating glass spacer systems, and precision-formed metal and wood products which primarily serve the North American vehicular products and building products markets.  See Note 12, Industry Segment Information.

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

Environmental Contingencies

Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, Quanex must make capital and other expenditures on an ongoing basis. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals.  Costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable.  When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of parties participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections.  Unanticipated changes of future assessments and/or regulatory laws could result in expenses being incurred in future periods in addition to an increase in actual cash required to remediate the contamination.

Long-Lived Assets

Property, Plant and Equipment

The Company makes judgments and estimates in conjunction with the carrying value of property, plant and equipment, other intangibles, and other assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, carrying values of these assets are periodically reviewed for impairment and further reviewed whenever events or changes in circumstances indicate that carrying value may be impaired. The carrying values are compared with the fair value of such assets calculated based on the anticipated future cash flows related to those assets. If the carrying value of a long-lived asset exceeds its fair value, an impairment charge is recorded in the period in which such review is performed. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s products and future market conditions. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of certain categories are as follows:

Years
Land improvements	10 to 25
Buildings	10 to 40
Machinery and equipment	3 to 20

Goodwill

The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. The Company performs a goodwill impairment test annually as of August 31.  In addition, goodwill would be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The impairment test requires the Company to compare the fair value of business reporting units to carrying value including assigned goodwill.  The Company primarily uses the present value of future cash flows to determine fair value and validates the result against the cost and market approaches. Future cash flows are typically based upon a five-year future period for the businesses and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. The residual values are determined from comparable industry transactions. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period.

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

Insurance

The Company manages its costs for portions of workers’ compensation, group medical, general liability and vehicle liability exposure through a combination of retentions and insurance coverage. The amounts in excess of the retention levels are fully insured by third party insurers.  Liabilities associated with the Company’s portion of these exposures are estimated in part by considering historical claims experience, severity factors and other assumptions. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company presents the results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for “held for sale accounting” as discontinued operations. At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of carrying value in excess of fair value less cost to sell is recorded in the period the operation meets held for sale accounting.  Management judgment is required to (1) assess the criteria required to meet held for sale accounting, and (2) estimate fair value.  Changes to the operation could cause it to no longer qualify for held for sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses.

Stock Based Employee Compensation

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company continues to apply the rules for stock-based compensation contained in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method.  The pro forma effect on net income and earnings per share of the fair value based method of accounting for stock-based compensation as required by SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” is disclosed below.

	Years Ended October 31,
	2004	2003	2002
	(In thousands)

Net income, as reported	$54,467	$42,887	$55,482
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,997)	(1,673)	(1,407)
Pro forma net income	$52,470	$41,214	$54,075
Earnings per common share:
Basic as reported	$3.31	$2.65	$3.74
Basic pro forma	$3.19	$2.55	$3.65
Diluted as reported	$3.26	$2.62	$3.52
Diluted pro forma	$3.14	$2.52	$3.43

Fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	Years Ended October 31,
	2004	2003	2002

Risk-free interest rate	3.41%	4.49%	3.58%
Dividend yield	2.06%	1.98%	2.01%
Volatility factor	42.07%	50.21%	44.14%
Weighted average expected life	5 years	9.5 years	5 years

Principles of Consolidation

The consolidated financial statements include the accounts of Quanex and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Scope of Operations

The Company operates primarily in two industry segments: vehicular products and building products. The Company’s products include engineered steel bars, coiled aluminum sheet (mill finish and coated), aluminum and steel fabricated products, impact extrusions and hardwood architectural moulding and window and door accessories. The Company’s manufacturing operations are conducted primarily in the United States.

Statements of Cash Flows

The Company generally considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Similar investments with original maturities beyond three months are considered short-term investments. For fiscal years 2004, 2003, and 2002, cash paid for income taxes was $35.7 million, $10.9 million and $17.7 million, respectively.  These amounts are before refunds of $0.4 million, $0.5 million and $0.1 million, respectively. Cash paid for interest for fiscal 2004, 2003, and 2002 was $4.0 million, $2.6 million and $13.1 million, respectively.

Reclassification

Certain reclassifications, none of which effected net income, have been made to prior period amounts to conform to the presentation of fiscal year 2004.  Specifically, the Company reclassified amortization of debt issuance costs from other, net to interest expense.

In the third quarter of 2004, the Company committed to a plan to sell its Piper Impact business and in the fourth quarter of 2004, sold its Nichols Aluminum – Golden business.  Accordingly, the assets and liabilities of Piper Impact and Nichols Aluminum – Golden are reported as discontinued operations in the Consolidated Balance Sheets presented, and their operating results are reported as discontinued operations in the Consolidated Statements of Income (see Note 19).

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued the revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS No. 132 retains the disclosures required by the original issuance of SFAS No. 132 and requires additional annual disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows. The Company included the revised SFAS No. 132 annual disclosures in this Annual Report on Form 10-K for the fiscal year ending October 31, 2004. The revised SFAS No. 132 also requires additional interim period disclosures, including the components of net periodic benefit cost and changes in planned contributions. The Company included the required disclosures in the notes to the interim financial statements beginning with the second quarter of fiscal 2004.

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share,” which was ratified by the FASB in October 2004.  EITF Issue 04-08 becomes effective for periods after December 15, 2004, which will be the Company’s first fiscal quarter of 2005.  Under the consensus, companies will be required to retroactively restate diluted earnings per share numbers applying the “if converted” method of accounting from the issuance date of the contingently convertible bond.  On May 5, 2004, the Company issued $125.0 million of 2.50% Convertible Senior Debentures due May 15, 2034 (the “Debentures”).  As it relates to Quanex, EITF Issue 04-08 would mean an additional 2.2 million shares of earnings dilution and have an annualized earnings per share impact of approximately $0.30 - $0.35 per common share. However, the Company could elect to settle its convertible obligation with either common stock, cash or a combination of the two.  If the Company elects to settle its entire convertible obligation with cash and can demonstrate its ability to do so, it would not be required to show the dilutive impact of the higher share count in the calculation of its earnings per share for periods after such election.

2.                                      Acquisitions

Fiscal 2004 Acquisitions

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

On December 31, 2003, the Company completed the acquisition of TruSeal, a manufacturer of patented and trademarked flexible insulating glass spacer systems and sealants for vinyl, aluminum, and wood windows.  TruSeal has been integrated into the Building Products segment.  The Company acquired TruSeal to further expand the broad range of high quality components and products currently supplied to existing customers and to provide a level of customer diversification.  TruSeal has a broad presence in the vinyl and aluminum window markets, whereas the Company’s niche had been primarily with the wood window OEM’s.  As consideration for the acquisition of all of the outstanding capital stock of TruSeal, the Company paid $111.2 million in cash, net of a $1.8 million working capital adjustment, and assumed $14.8 million of liabilities.  The Company also incurred $1.4 million in transaction fees, including legal, valuation and accounting fees.

On December 31, 2003, the Company completed the asset purchase of MACSTEEL Monroe, a mini-mill steel facility that can produce over 500,000 tons of special bar quality and engineered steel bars in diameters from 0.5625 to 3.25 inches, which primarily serves the light vehicle and heavy-duty truck markets.  MACSTEEL Monroe has been integrated into MACSTEEL within the Vehicular Products segment.  The Company acquired MACSTEEL Monroe to support and benefit a core business, MACSTEEL, and to expand the range of high quality bar products available to the Company’s customers.  MACSTEEL Monroe’s production of smaller diameter bars complements the Company’s existing one to six inch size range and expands the customer base and product offerings.  As consideration for the MACSTEEL Monroe acquisition, the Company paid $99.8 million in cash, net of a $15.7 million working capital adjustment, and assumed $18.3 million of liabilities.  The working capital adjustment resulted in a reduction of property, plant and equipment in the second quarter of fiscal 2004.  The Company also incurred $2.3 million in transaction fees, including legal, valuation and accounting fees.

The final allocations of the combined assets and liabilities of TruSeal and MACSTEEL Monroe acquired and assumed are summarized below.  The final allocations were based on independent appraisals and management’s estimates of fair values.  The final determination of deferred taxes resulted in a reduction from the preliminary allocation to the final allocations of both goodwill and deferred “income tax liabilities” of approximately $4.4 million.

As of Date of Opening Balance Sheets
(In thousands)
Cash and equivalents	$148
Accounts receivable, net of allowance for doubtful accounts	23,049
Inventories	39,711
Deferred income taxes	4,387
Other current assets	2,824
Total current assets	70,119
Property, plant and equipment, net	80,791
Goodwill, net	68,224
Intangible assets:
Trade names and trademarks	8,230
Patents	14,834
Other intangibles	3,692
Total intangible assets	26,756
Other assets	1,959
Total assets	$247,849

Accounts payable	$21,923
Accrued liabilities	6,203
Total current liabilities	28,126
Deferred income taxes	2,668
Other liabilities	2,279
Total liabilities	33,073
Investment	214,776
Total liabilities and equity	$247,849

The allocations resulted in goodwill of $68.2 million, of which $46.7 million is expected to be deductible for tax purposes.  All $68.2 million of goodwill has been assigned to the Building Products segment.  The intangible assets are being amortized over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized.  Specifically, the trade names and trademarks are being amortized over an average estimated useful life of 16 years, the patents are being amortized over an average of 17 years and the other intangibles are being amortized over an average of 5 years.  The weighted average useful life of intangible assets, excluding goodwill, created as a result of the acquisitions is 15 years.  No residual value is estimated for the intangible assets.

The $68.2 million of goodwill associated with the TruSeal acquisition can be attributed to the value the Company expects to realize from expanding the product offerings to its current customers.  The Company previously marketed and sold a wide range of products to similar customers as those of TruSeal.  With the acquisition of TruSeal, the Company has expanded the product offerings it can market and sell to its entire base of customers in the Building Products segment.  The reliability, service levels and synergies established with the Company’s base of customers within this segment allow for the potential of increased performance from TruSeal.  The ability to provide customers a suite of complimentary products is of considerable value to the Company.

The following table provides unaudited proforma results of operations for the twelve months ended October 31, 2004, 2003 and 2002, as if TruSeal and MACSTEEL Monroe had been acquired as of the beginning of each fiscal year presented.  The proforma results include certain adjustments including estimated interest impact from the funding of the acquisitions and estimated depreciation and amortization of fixed and identifiable intangible assets.  However, the proforma results presented do not include any anticipated cost savings or other synergies related to either of the acquisitions.  Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Proforma
	Twelve Months Ended October 31,
	2004	2003	2002
	(In thousands)
Net sales	$1,505,008	$1,188,442	$1,105,474
Net income attributable to common stockholders	53,850	52,134	63,985
Diluted earnings per common share	$3.22	$3.18	$4.04

Fiscal 2002 Acquisitions

On February 12, 2002, Quanex completed the purchase of certain assets and assumption of certain liabilities of Ekamar, Inc., formerly known as Colonial Craft, Inc., a Minnesota corporation, through its wholly owned subsidiary, Quanex Windows, Inc., for approximately $17.3 million in cash.   The acquired business operates as a wholly owned subsidiary of the Company and has been renamed Colonial Craft, Inc. (“COLONIAL CRAFT”). The acquisition was accounted for as a purchase transaction under SFAS No. 141, and accordingly the tangible assets acquired and liabilities assumed were recorded at their fair value at the date of the acquisition. The results of operations of COLONIAL CRAFT have been included in the consolidated financial statements of Quanex subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

COLONIAL CRAFT is a manufacturer of value-added fenestration related wood products based in Mounds View, Minnesota and Luck, Wisconsin. COLONIAL CRAFT manufactures custom wood window accessories with two primary product lines: wood window grilles and hardwood architectural mouldings. COLONIAL CRAFT was integrated into the Building Products segment. COLONIAL CRAFT provides direct synergy with one of the Company’s two core businesses.

3.                                      Executive Life Insurance Benefit

During the fiscal year ended October 31, 2003, a former executive of the Company, on whose life the Company held life insurance policies, died.  As a result, the Company received life insurance proceeds totaling $6.4 million.  Estimates of the cash surrender value of these life insurance policies amounting to $4.3 million were previously recognized in “Other assets” on the financial statements.  The excess of the proceeds over the previously recorded cash surrender value amounting to $2.2 million was recognized as a non-taxable benefit on the income statement during fiscal 2003. The impact to the fiscal year ended October 31, 2003 basic and diluted earnings per share of this benefit was $0.13.

During the fiscal year ended October 31, 2002, another of the Company’s former executives, on whose life it held life insurance policies, died. As a result, the Company received life insurance proceeds totaling $26.1 million. Estimates of the cash surrender value of these life insurance policies amounting to $15.9 million were previously recognized in “Other assets” on the financial statements. The excess of the proceeds over the previously recorded cash surrender value and the liability to the beneficiaries of the executive amounting to $9.0 million was recognized as a non-taxable benefit on the income statement during fiscal 2002. The impact on October 31, 2002 earnings per share of this benefit was $0.61 basic and $0.56 diluted.

4.                                      Goodwill and Acquired Intangible Assets

As of November 1, 2001, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment annually or more frequently if certain indicators arise. In accordance with SFAS No. 142, the Company completed the transitional impairment test of goodwill during the second quarter ended April 30, 2002, which indicated that goodwill was not impaired. The Company again reviewed goodwill for impairment as of August 31, 2004, 2003 and 2002, which indicated that goodwill was not impaired. The Company performs this annual impairment test as of August 31 each year or more frequently if certain indicators arise.

The carrying amounts of goodwill as of October 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

Vehicular Segment	$13,496	$13,496
Building Products Segment	121,174	52,940
Total	$134,670	$66,436

Intangible assets consist of the following (in thousands):

	As of October 31, 2004			As of October 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Life

Amortized intangible assets:
Non-compete Agreements	$313	$187	2 years	$313	$119	3 years
Patents	15,277	883	16	443	82	10
Trademarks	8,230	420	14	—	—	—
Customer Relationships	2,491	416	5	—	—	—
Other intangibles	1,201	250	3	—	—	—
Total	$27,512	$2,156	13 years	$756	$201	8 years

Unamortized intangible assets:
Trade Name	$2,200			$2,200

The aggregate amortization expense for intangibles for the years ended October 31, 2004 and 2003 is $2.0 million and $0.1 million, respectively.  Estimated amortization expense for the next five years follows (in thousands):

Fiscal Years Ending October 31,	Estimated Amortization

2005	$2,303
2006	2,294
2007	2,252
2008	1,988
2009	1,521

5.                                      Earnings per Share

The computational components of basic and diluted earnings per share are as follows (shares and dollars in thousands except per share amounts):

	For the Year Ended October 31, 2004
	Numerator (Income)	Denominator (Shares)	Per Share Amount

Basic earnings per share computation	$54,467	16,436	$3.31

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options	—	207
Effect of common stock held by rabbi trust	—	55

Diluted earnings per share computation	$54,467	16,698	$3.26

	For the Year Ended October 31, 2003
	Numerator (Income)	Denominator (Shares)	Per Share Amount

Basic earnings per share computation	$42,887	16,154	$2.65

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options	—	166
Effect of common stock held by rabbi trust	—	64

Diluted earnings per share computation	$42,887	16,384	$2.62

	For the Year Ended October 31, 2002
	Numerator (Income)	Denominator (Shares)	Per Share Amount

Basic earnings per share computation	$55,482	14,823	$3.74

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options	—	284
Effect of common stock held by rabbi trust	—	40
Effect of conversion of subordinated debentures	1,610	1,090

Diluted earnings per share computation	$57,092	16,237	$3.52

In May 2004, the Company issued $125.0 million of the Debentures that, if converted in the future, would have a potentially dilutive effect on the Company’s stock.  Shares issuable upon conversion of the Debentures are excluded from the computation of earnings per share because the contingent conditions for their conversion have not been met (see Note 10).

In September 2004, the EITF reached a consensus on EITF Issue 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share,” which was ratified by the FASB in October 2004.  Issue 04-08 becomes effective for periods after December 15, 2004, which will be the Company’s first fiscal quarter of 2005.  Under the consensus, companies will be required to retroactively restate diluted earnings per share numbers applying the “if converted” method of accounting from the issuance date of the contingently convertible bond.  On May 5, 2004, the Company issued $125.0 million of 2.50% Convertible Senior Debentures due May 15, 2034.  As it relates to Quanex, EITF Issue 04-08 would mean an additional 2.2 million shares of earnings dilution and have an annualized earnings per share impact of approximately $0.30 - $0.35 per common share. However, the Company could elect to settle its convertible obligation with either common stock, cash or a combination of the two.  If the Company elects to settle its entire convertible obligation with cash and can demonstrate its ability to do so, it would not be required to show the dilutive impact of the higher share count in the calculation of its earnings per share for periods after such election.

On December 2, 2004 the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend, payable on December 31, 2004 to holders of record on December 17, 2004.  The following table presents the proforma effect of such stock split on earnings per share.

	Proforma
	Years Ended October 31,
	2004	2003	2002
	(In thousands, except per share amounts)

Basic earnings per common share - Proforma:
Proforma earnings from continuing operations	$2.34	$1.82	$2.42
Proforma income (loss) from discontinued operations	(0.13)	(0.05)	0.08
Proforma basic earnings per share	$2.21	$1.77	$2.50

Diluted earning per common share - Proforma:
Proforma earnings from continuing operations	$2.30	$1.79	$2.27
Proforma income (loss) from discontinued operations	(0.13)	(0.04)	0.07
Proforma diluted earnings per share	$2.17	$1.75	$2.34

Weighted average common shares outstanding – Proforma:
Basic	24,654	24,231	22,235
Diluted	25,047	24,576	24,356

6.                                      Inventories

Inventories consist of the following:

	October 31,
	2004	2003
	(In thousands)

Raw materials	$24,562	$15,521
Finished goods and work in process	78,088	43,530
	102,650	59,051
Other	12,717	9,575
Total	$115,367	$68,626

The values of inventories are based on the following accounting methods:

	October 31,
	2004	2003
	(In thousands)

LIFO	$50,382	$54,332
FIFO	64,985	14,294
Total	$115,367	$68,626

With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $34.4 million and $13.9 million at October 31, 2004 and 2003, respectively.  During fiscal 2004 and fiscal 2003, there were LIFO liquidations that resulted in a reduction of the LIFO reserve of approximately $3.2 million (credit to cost of sales) and $1.4 million, respectively.  The LIFO liquidations, which are included in the $34.4 million and $13.9 million LIFO reserve amounts discussed above, reduced the amount of expense recognized in the respective years compared to what would have been recognized had there been no liquidations.

LIFO reserve adjustments are treated as corporate expenses as this matches how management reviews the businesses.  The LIFO reserve adjustments are calculated on a consolidated basis in a single pool using the link chain method.  Upon completion of the consolidated calculation, the resulting reserve that is recorded to properly state inventories at their LIFO values are not allocated to the segments.  Management believes LIFO reserves to be a corporate item and thus performs all reviews of segment operations on a FIFO basis.

Since the adoption of LIFO inventory valuation in 1973, the Company has completed multiple acquisitions.  The acquisitions were integrated into the Company’s operations with some valuing inventory on a LIFO basis and others on a FIFO basis.  The selection of the inventory valuation treatment of each acquisition depends on the facts and circumstances and is applied on each transaction individually.  As a result of this variability, management reviews all of the businesses on a FIFO basis for comparability, with the LIFO reserve treated as a corporate item.

7.                                      Property, Plant and Equipment

Property, plant and equipment consist of the following:

	October 31,
	2004	2003
	(In thousands)

Land and land improvements	$24,073	$19,808
Buildings	136,769	116,585
Machinery and equipment	671,882	589,817
Construction in progress	9,423	16,392
	842,147	742,602
Less accumulated depreciation and amortization	(491,165)	(443,869)
Property, plant and equipment, net	$350,982	$298,733

The Company had commitments for the purchase or construction of capital assets amounting to approximately $5.2 million at October 31, 2004.

8.                                      Accrued Liabilities

Accrued liabilities consist of the following:

	October 31,
	2004	2003
	(In thousands)

Payroll, payroll taxes and employee benefits	$31,193	$22,795
Accrued contribution to pension funds	324	2,035
Interest	1,825	175
State and local taxes	1,179	1,564
Other	11,323	7,195
Accrued liabilities	$45,844	$33,764

9.                                      Income Taxes

Income taxes are provided on taxable income at the statutory rates applicable to such income.

Income tax expense (benefit) consists of the following:

	Years Ended October 31,
	2004	2003	2002
	(In thousands)
Current:
Federal	$26,379	$18,908	$19,145
State	3,039	1,412	1,238
Foreign	474	—	—
	29,892	20,320	20,383
Deferred	6,153	3,330	4,637
Income tax expense	36,045	23,650	25,020
Income taxes from discontinued operations	(1,737)	(714)	1,112
	$34,308	$22,936	$26,132

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s net deferred tax liability are as follows:

	October 31,
	2004	2003
	(In thousands)
Deferred tax liability:
Property, plant and equipment	$50,678	$45,481
Intangibles	3,649	1,448
Inventory	1,649	1,703
Other	7,456	12,163
	63,432	60,795
Deferred tax assets:
Postretirement benefit obligation	(3,257)	(3,328)
Other employee benefit obligations	(9,037)	(6,382)
Environmental accruals	(1,476)	(1,277)
Other	(6,423)	(5,190)
	(20,193)	(16,177)
Net deferred tax liability	$43,239	$44,618

Deferred income tax non-current liability	$53,983	$49,938
Deferred tax current assets	(10,744)	(5,320)
Net deferred tax liability	$43,239	$44,618

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for the following reasons:

	Years Ended October 31,
	2004	2003	2002
	(In thousands)

Income tax expense at statutory tax rate	$32,775	$23,677	$27,572
Increase (decrease) in taxes resulting from:
State income taxes, net of federal effect	2,883	1,955	2,300
Amortization of intangibles	560	—	—
Life insurance benefit	—	(753)	(3,157)
Other items, net	(173)	(1,229)	(1,695)
	$36,045	$23,650	$25,020

The Company’s tax returns are not currently under audit.  The Company has a case in Tax Court regarding the disallowance of a capital loss realized in 1997 and 1998.  During 2004, the Company made a tax payment of $10.0 million related to the case. The payment was made to curtail the running of the interest outstanding. Adequate provision had been made in prior years and the Company believes the outcome of the case will not have a material impact on its financial position or results of operations.

10.                               Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:

	October 31,
	2004	2003
	(In thousands)

“Bank Agreement” Revolver	$—	$10,000
2.50% Convertible Senior Debentures due 2034	125,000	—
Industrial Revenue and Economic Development Bonds, unsecured, principle due in the years 2005 and 2010, bearing interest ranging from 6.50% to 8.375%	1,665	1,665
State of Alabama Industrial Development Bonds	—	3,450
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	2,000	2,200
Temroc Industrial Development Revenue Bonds	2,027	2,228
Other	260	227
	$130,952	$19,770
Less maturities due within one year included in current liabilities	456	3,877
	$130,496	$15,893

Bank Agreement

In November 2002, the Company entered into a secured $200.0 million Revolving Credit Agreement (“Bank Agreement”). The Bank Agreement is secured by all Company assets, excluding land and buildings. The current Bank Agreement expires November 2005 and provides for up to $25.0 million for standby letters of credit, limited to the undrawn amount available under the current Bank Agreement. All borrowings under the current bank agreement bear interest, at the option of the Company, at either (a) the prime rate or federal funds rate plus one percent, whichever is higher, or (b) a Eurodollar based rate.

On December 19, 2003, the Company executed an agreement with the banks to increase the Bank Agreement revolver from $200.0 million to $310.0 million to provide funds necessary for the TruSeal and MACSTEEL Monroe acquisitions, as detailed in Note 2.  On April 9, 2004, the Company requested and received consent from its credit facility bank group to extend the maturity date of its Revolving Credit Agreement from November 15, 2005 to February 28, 2007.

The Bank Agreement requires maintenance of certain financial ratios and maintenance of a minimum consolidated tangible net worth. As of October 31, 2004, the Company was in compliance with all current Bank Agreement covenants.  As of October 31, 2004, nothing was outstanding under the Bank Agreement and all $310.0 million of the revolver was available.

Convertible Senior Debentures

On May 5, 2004, the Company issued $125.0 million of the Debentures in a private placement to Credit Suisse First Boston, Bear, Stearns & Co. Inc., Robert W. Baird & Co., and KeyBanc Capital Markets as initial purchasers.  The Debentures were offered only to “qualified institutional buyers,” in accordance with Rule 144A under the Securities Act of 1933.  The Debentures are convertible into shares of Quanex common stock, upon the occurrence of certain events, at an initial conversion rate of 17.3919 shares of common stock per $1,000 principal amount of notes.  This conversion rate is equivalent to an initial conversion price of $57.50 per share of common stock, subject to adjustment in some events such as a common stock dividend or an increase in the cash dividend.  Adjustments to the conversion rate are made when the cumulative adjustments exceed 1% of the conversion rate.

On August 26, 2004, the Board of Directors of the Company authorized an annual dividend increase of $0.08 per common share outstanding.  On December 2, 2004, the Board of Directors of the Company authorized an annual dividend increase of $0.05 per common share outstanding and declared in a separate action a three-for-two stock dividend, in the form of a 50% stock dividend.  As a result of the dividend increases and stock split, it is estimated that the conversion rate will be adjusted to approximately 26.1113 shares of common stock per $1,000 principal amount of notes after taking into account the December 31, 2004 stock split.  The estimated adjusted conversion rate is equivalent to an adjusted conversion price of $38.2976 per share of common stock, also after taking into account the December 31, 2004 stock split.

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

The net proceeds from the offering, totaling approximately $122.0 million were used to repay a portion of the amounts outstanding under the revolving credit agreement.

Convertible Subordinated Debentures

On June 30, 1995, the Company exercised its right under the terms of its Cumulative Convertible Exchangeable Preferred Stock to exchange such stock for the 6.88% Convertible Subordinated Debentures due June 30, 2007 (“Convertible Subordinated Debentures”). Interest was payable semi-annually on June 30 and December 31 of each year. The Convertible Subordinated Debentures were subordinate to all senior indebtedness of the Company and were convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $31.50 per share.

During fiscal 2001 and 2000, respectively, the Company accepted unsolicited block offers to buy back $4.6 million and $10.4 million, respectively, principal amount of its Convertible Subordinated Debentures.

On May 9, 2002, the Company announced that it would redeem the remaining $58.7 million principal amount of its 6.88% Convertible Subordinated Debentures. The Company set a redemption date of June 12, 2002 for all debentures outstanding. The redemption price was 100.688% of the principal amount plus accrued interest to the redemption date. Holders of the Convertible Subordinated Debentures had the right, as an alternative to redemption, to convert the Convertible Subordinated Debentures into shares of common stock of Quanex Corporation at a conversion price of $31.50 per share of common stock. The right to convert the Convertible Subordinated Debentures expired at the close of business on June 5, 2002. As of June 5, 2002, $57.4 million aggregate principal amount of the Convertible Subordinated Debentures were converted to 1.8 million shares of Company stock and $1.3 million of the Convertible Subordinated Debentures were redeemed on June 12, 2002.

As a result of the redemption of the Convertible Subordinated Debentures, a loss of $930,000 was recognized in fiscal 2002 due to the early extinguishment of debt. This loss resulted from the write-off of the remaining debt issuance costs associated with the subordinated debentures, as well as the .688% premium paid on the $1.3 million of debentures, which were redeemed. In accordance with SFAS No. 145, this loss was classified as ordinary instead of an extraordinary item, net of tax.

Other Debt Instruments

The State of Alabama Industrial Development Bonds were assumed as part of the Nichols Aluminum Alabama acquisition. These bonds matured August 1, 2004.

On June 1, 1999, the Company borrowed $3 million through Scott County, Iowa Variable Rate Demand Industrial Waste Recycling Revenue Bonds Series 1999. The bonds require 15 annual principal payments of $200,000 beginning on July 1, 2000. The variable interest rate is established by the remarketing agent based on the lowest weekly rate of interest that would permit the sale of the bonds at par, on the basis of prevailing financial market conditions. Interest is payable on the first business day of each calendar month. Interest rates on these bonds during fiscal 2004 have ranged from 1.15% to 1.85%. These bonds are secured by a Letter of Credit.

The Temroc Industrial Development Revenue Bonds were obtained as part of the acquisition of Temroc. These bonds are due in annual installments through October 2012. Interest is payable semi-annually at fixed rates from 4.5% to 5.6% depending on maturity (average rate of 5.1% over the term of the bonds). These bonds are secured by a mortgage on Temroc’s land and building.

Aggregate maturities of long-term debt at October 31, 2004, are as follows (in thousands):

2005	$456
2006	509
2007	455
2008	460
2009	474
Thereafter	128,598
Total	$130,952

11.                               Pension Plans and Other Postretirement Benefits

The Company has a number of retirement plans covering substantially all employees. The Company provides both defined benefit and defined contribution plans. In general, the plant or location of his/her employment determines an employee’s coverage for retirement benefits.

Defined Benefit Plans

The single employer defined benefit pension plans pay benefits to employees at retirement using formulas based upon years of service and either compensation rates near retirement or a flat dollar multiplier, as applicable. The Company’s funding policy is generally to make the minimum annual contributions required by applicable regulations. In fiscal 2004, the Company made voluntary contributions in excess of the minimum contribution totaling $4.9 million towards the 2003 plan year.  As a result of the voluntary contributions made to the 2003 plan year, there is no minimum contribution required to be made for the 2004 plan year.

The Company also provides certain healthcare and life insurance benefits for eligible retired employees employed prior to January 1, 1993. Certain employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The Company continues to fund benefit costs on a pay-as-you-go basis. For fiscal year 2004, the Company made benefit payments totaling $0.6 million, compared to $0.4 million and $0.5 million in fiscal 2003 and 2002, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. This Act introduces a Medicare prescription-drug benefit beginning in 2006 as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit.  Management has concluded that the Company’s plans are at least “actuarially equivalent” to the Medicare benefit and for less than 50% of covered retirees.  The Company has included the federal subsidy from the Act for those eligible prospectively as of August 1, 2004. The resulting reduction to the benefit obligation was $0.3 million for the year ended October 31, 2004, and the impact to net periodic pension cost and to benefits paid in future years is not expected to be material.

The Company uses an October 31 measurement date for its defined benefit plans.  The following provides a reconciliation of benefit obligations, plan assets and funded status of these plans:

	Pension Benefits		Postretirement Benefits
	October 31,
	2004	2003	2004	2003
	(In thousands)

Change in Benefit Obligation
Benefit obligation at beginning of year(1)	$52,516	$43,583	$6,893	$8,434
Service cost	3,900	2,915	99	100
Interest cost	3,292	2,922	443	417
Amendments	190	487	—	—
Actuarial loss (gain)	5,727	4,112	997	(1,613)
Benefits paid	(1,487)	(1,021)	(590)	(445)
Administrative expenses	(650)	(482)	—	—
Benefit obligation at end of year(1)	$63,488	$52,516	$7,842	$6,893

Change in Plan Assets
Fair value of plan assets at beginning of year	$32,871	$28,427
Actual return on plan assets	4,942	4,429
Employer contributions	7,172	1,518
Benefits paid	(1,487)	(1,021)
Administrative expenses	(650)	(482)
Fair value of plan assets at end of year	$42,848	$32,871

Funded Status	$(20,640)	$(19,645)	$(7,842)	$(6,893)

(1)          For the pension benefit plans, the benefit obligation is the projected benefit obligation. For other retiree benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

	Pension Benefits		Postretirement Benefits
	October 31,
	2004	2003	2004	2003
	(In thousands)

Calculation of Net Amount Recognized
Funded status at end of year	$(20,640)	$(19,645)	$(7,842)	$(6,893)
Unrecognized transition asset	(49)	(158)	—	—
Unrecognized prior service cost	1,579	1,599	(479)	(537)
Unrecognized net actuarial loss (gain)	18,536	15,405	611	(385)
Other	—	5	(35)	(30)
Net amount recognized	$(574)	$(2,794)	$(7,745)	$(7,845)

Classification of Net Amount Recognized
Deferred pension credit	$(9,561)	$(10,358)	$(7,745)	$(7,845)
Intangible asset	1,579	1,599	—	—
Accumulated other comprehensive income	7,408	5,965	—	—
Net amount recognized	$(574)	$(2,794)	$(7,745)	$(7,845)

Below is data related to pension plans in which the accumulated benefit obligation exceeds plan assets.

	Pension Benefits		Postretirement Benefits
	October 31,
	2004	2003	2004	2003
	(In thousands)

Accumulated benefit obligation	$52,397	$43,234	$7,842	$6,893
Fair value of plan assets	42,848	32,871	—	—

Components of the net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	October 31,
	2004	2003	2002	2004	2003	2002
	(In thousands)

Service Cost	$3,900	$2,915	$2,170	$99	$100	$102
Interest cost	3,292	2,922	2,617	443	417	560
Expected return on plan assets	(3,133)	(2,444)	(2,044)	—	—	—
Amortization of unrecognized transition asset	(108)	(111)	(111)	(58)	(155)	(54)
Amortization of unrecognized prior service cost	210	193	163	—	—	—
Amortization of unrecognized net loss	786	677	263	—	—	—
Other	—	—	(2)	—	—	—
Net periodic pension cost	$4,947	$4,152	$3,056	$484	$362	$608

The Company determines its actuarial assumptions on an annual basis.  The assumptions for the pension benefit and postretirement benefits calculations, as well as assumed health care cost trend rates, for the years ended October 31, are as follows:

	Pension Benefits			Postretirement Benefits
	October 31,
	2004	2003	2002	2004	2003	2002

Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

Health care cost trend rate assumed for next year	—	—	—	9.00%	9.00%	6.92%
Ultimate trend rate	—	—	—	4.50%	4.50%	4.75%
Year rate reaches ultimate trend rate	—	—	—	2009	2009	2008

Several factors are considered in developing the estimate for the long-term expected rate of return on plan assets, including historical rates of return on broad equity and bond indices and projected long-term rates of return from pension investment consultants.

Assumed health care cost trend rates could have an effect on the amounts reported for post retirement benefit plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percent Increase	One Percent Decrease
	(In thousands)

Effect on total service and interest cost components	$10	$(9)
Effect on postretirement benefit obligation	195	(176)

The Company’s target allocation for the year ending October 31, 2004 and actual asset allocation by asset category as of October 31, 2004 and 2003, are as follows:

	Target	Actual Allocation at October 31,
	Allocation	2004	2003

Equity securities	70%	70%	72%
Debt securities	30%	30%	28%

The Company’s investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required Company plan contributions. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. Plan assets are diversified across several investment managers and are generally invested in liquid funds that are selected to track broad market equity and bond indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers performance relative to the investment guidelines established with each investment manager.

Management’s best estimate of its cash requirements for the pension benefit plans and postretirement benefit plans for the year ending October 31, 2005 is $0.3 million and $0.6 million, respectively.  For the pension benefit plans, this is comprised of expected contributions to the plan, whereas for postretirement benefit plans, this is comprised of expected contributions that will be used directly for benefit payments. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, the Company takes into consideration its business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ greatly from current estimates.

Total benefit payments expected to be paid to participants, which include payments funded from the Company’s assets, as discussed above, as well as payments paid from the plans are as follows:

Years Ended October 31,	Pension Benefits	Postretirement Benefits
	(In thousands)

Expected Benefit Payments
2005	$1,254	$577
2006	1,409	595
2007	1,611	606
2008	1,837	608
2009	2,197	613
2010 - 2014	$17,833	$3,029

Defined Contribution Plans

The Company also has defined contribution plans to which both employees and the Company make contributions. The Company contributed approximately $6.3 million, $5.5 million and $5.5 million to these plans in fiscal 2004, 2003 and 2002, respectively.  At October 31, 2004, assets of the defined contribution plans included shares of the Company’s common stock with a market value of approximately $8.2 million, which represented approximately 5.1% of the total fair market value of the assets in the Company’s defined contribution plans.

Other

Quanex has a Supplemental Benefit Plan covering certain key officers of the Company. Earned vested benefits under the Supplemental Benefit Plan were approximately $1.2 million, $0.7 million and $2.2 million at October 31, 2004, 2003 and 2002, respectively. These benefits are funded with life insurance policies purchased by the Company.

12.                               Industry Segment Information

The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires that the Company disclose certain information about its operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

Beginning in 2002, Quanex began reporting under two market focused segments, the Vehicular Products segment and the Building Products segment.  Corporate and other includes corporate office charges, intersegment eliminations and LIFO inventory adjustments.

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

For the years ended October 31, 2004, 2003 and 2002, no one customer represented 10% or more of the consolidated net sales of the Company.  Following is selected segment information.

	For the Years Ended October 31,
	2004(5)	2003(5)	2002(5)
	(In thousands)

Net Sales:
Vehicular Products(1)	$817,740	$413,293	$387,254
Building Products(2) (3)	642,528	484,904	466,176
Consolidated	$1,460,268	$898,197	$853,430

Operating Income (Loss):
Vehicular Products(1)	$74,377	$53,302	$56,787
Building Products(2) (3)	63,175	32,394	35,954
Corporate & Other	(38,141)	(20,061)	(12,291)
Consolidated	$99,411	$65,635	$80,450

Depreciation and Amortization:
Vehicular Products(1)	$31,589	$25,876	$24,021
Building Products(2) (3)	18,194	14,732	14,568
Corporate & Other	271	377	525
Consolidated	$50,054	$40,985	$39,114

Capital Expenditures:(4)
Vehicular Products(1)	$8,430	$13,729	$21,199
Building Products(2) (3)	11,000	11,509	10,061
Corporate & Other	112	133	118
Consolidated	$19,542	$25,371	$31,378

Identifiable Assets:
Vehicular Products(1)	$475,491	$315,757	$321,132
Building Products(2) (3)	378,688	245,312	253,167
Corporate & Other	39,432	36,467	42,106
Discontinued Operations(5)	35,911	85,578	96,415
Consolidated	$929,522	$683,114	$712,820

Goodwill, Net:
Vehicular Products(1)	$13,496	$13,496	$13,496
Building Products(2) (3)	121,174	52,940	52,940
Consolidated	$134,670	$66,436	$66,436

(1)                                  Fiscal 2004 includes MACSTEEL Monroe as of January 1, 2004.

(2)                                  Fiscal 2004 includes TruSeal as of January 1, 2004.

(3)                                  Includes COLONIAL CRAFT operations since the acquisition date of February 12, 2002. See Note 2 to the financial statements.

(4)                                  Includes capitalized interest.

(5)                                  Piper Impact and Nichols Aluminum – Golden are included in discontinued operations for all periods.

Net Sales by Product Information

	Years Ended October 31,
	2004	2003	2002
	(In thousands)
Net Sales
Engineered Steel Bars	$795,370	$393,505	$365,393
Aluminum Mill Sheet Products	402,345	328,481	315,182
Window and Door Components	240,183	156,423	150,994
Extruded and Fabricated Products	22,370	19,788	21,861
Total	$1,460,268	$898,197	$853,430

Geographic Information

	Years Ended October 31,
	2004	2003	2002
	(In thousands)
Net Sales
United States	$1,360,467	$845,057	$806,683
Mexico	43,935	22,036	19,242
Canada	47,254	26,354	23,759
Asian countries	4,485	46	14
European countries	3,554	4,168	3,533
Other foreign countries	573	536	199
Total	$1,460,268	$898,197	$853,430

Net sales by geographic region is attributed to countries based on the location of the customer. Operations of the Company and all identifiable assets are located in the United States.

13.                               Stockholders’ Equity

The Company’s authorized capital stock consists of 50,000,000 shares of Common Stock, par value $0.50 per share, and 1,000,000 shares of Preferred Stock, no par value.  As of October 31, 2004 and 2003, there were no shares of Preferred Stock issued or outstanding.

The Company declared a dividend in 1986 of one Preferred Stock Purchase Right (a “Right”) on each outstanding share of its common stock. This action was intended to assure that all shareholders would receive fair treatment in the event of a proposed takeover of the Company. On April 26, 1989, the Company amended the Rights to provide for additional protection to shareholders and to provide the Board of Directors of the Company with needed flexibility in responding to abusive takeover tactics. On April 15, 1999, the Second Amended and Restated Rights Agreement went into effect. Each Right, when exercisable, entitles the holder to purchase 1/1,000th of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $90. Each 1/1,000th of a share of Series A Junior Participating Preferred Stock will be entitled to a dividend equal to the greater of $.01 or the dividend declared on each share of common stock, and will be entitled to 1/1,000th of a vote, voting together with the shares of common stock. The Rights will be exercisable only if, without the Company’s prior consent, a person or group of persons acquires or announces the intention to acquire 20% or more of the Company’s common stock. If the Company is acquired through a merger or other business combination transaction, each Right will entitle the holder to purchase $120 worth of the surviving company’s common stock for $90. Additionally, if someone acquires 20% or more of the Company’s common stock, each Right not owned by the 20% or greater shareholder would permit the holder to purchase $120 worth of the Company’s common stock for $90. The Rights are redeemable, at the option of the Company, at $.02 per Right at any time until ten days after someone acquires 20% or more of the common stock. The Rights expire April 15, 2009.

As a result of the Rights distribution, 150,000 of the 1,000,000 shares of authorized Preferred Stock were reserved for issuance as Series A Junior Participating Preferred Stock.

                                                On December 2, 2004, the Company’s Board of Directors authorized a three-for-two stock split in the form of a stock dividend.  The stock split is to be distributed on December 31, 2004 to all holders of record on December 17, 2004.  All references in the accompanying consolidated financial statements to weighted average numbers of shares outstanding, per share amounts, Stock Repurchase Program and Treasury Stock, and Restricted Stock and Stock Option Plans share data are presented without taking into account the impact of such stock split.  See Note 5, Earnings Per Share, for a proforma presentation of the impact of such stock split.

14.                               Stock Repurchase Program and Treasury Stock

On December 5, 2002, the Board of Directors approved a program to purchase up to a total of 1 million shares of its common stock in the open market or in privately negotiated transactions. During the year ended October 31, 2003, the Company repurchased 438,600 shares at a cost of approximately $13.5 million.  These shares were placed in treasury. During the year ended October 31, 2003, 161,677 of these shares were used for the exercise of options and other compensation plans, leaving 294,803 shares in treasury stock with a remaining carrying value of approximately $9.2 million.

On August 26, 2004, The Board of Directors authorized the Company to reload its stock buyback program, increasing the existing authorization up to 1 million shares.  During the year ended October 31, 2004, all of the shares in treasury stock at the beginning of the year were used through stock option exercises and other compensation plans.  There were no repurchases during fiscal 2004 and at October 31, 2004, there were no shares in treasury stock.

15.                               Restricted Stock and Stock Option Plans

Key Employee and Non-Employee Director Plans

The Company has restricted stock and stock option plans which provide for the granting of common shares or stock options to key employees and non-employee directors.

Restricted Stock Plans

Under the Company’s restricted stock plans, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period. Upon issuance of stock under the plan, unearned compensation equal to the market value at the date of grant is charged to stockholders’ equity and subsequently amortized to expense over the restricted period. There were 33,300, 3,000 and 0 restricted shares granted in 2004, 2003 and 2002, respectively. The amount charged to compensation expense in 2004, 2003 and 2002 was $0.3 million, $0.3 million and $0.5 million, respectively, relating to amortization of restricted stock granted in 2004 and prior years. In December 2004, subsequent to the fiscal year ended October 31, 2004, the Company granted 27,400 restricted shares to certain officers and directors.

Stock Option Plans

Under the Company’s option plans, options are granted at prices determined by the Board of Directors which may not be less than the fair market value of the shares at the time the options are granted. Unless otherwise provided by the Board of Directors at the time of grant, options become exercisable in one-third increments maturing cumulatively on each of the first through third anniversaries of the date of grant and must be exercised no later than ten years from the date of grant. Effective December 5, 2002, the 1996 Employee Plan (the “1996 Plan”) was amended to add non-employee Directors as eligible participants. This amendment also increased the number of shares available for options and restricted stock awards under the 1996 Plan by 1,200,000 shares. There were 1,114,254, 1,348,633 and 391,597 shares available for granting of options at October 31, 2004, 2003, and 2002, respectively. The exercise price for the outstanding options as of October 31, 2004 ranged from $18.19 to $50.70 per share.

Stock option transactions for the three years ended October 31, 2004, were as follows:

	Shares Exercisable	Shares Under Option	Average Price Per Share

Balance at October 31, 2001	1,291,129	1,910,304	$23

Granted		15,000	36
Exercised		(1,085,250)	23
Cancelled/Lapsed		(18,452)	22
Balance at October 31, 2002	489,366	821,602	$23

Granted		285,500	32
Exercised		(180,936)	22
Cancelled/Lapsed		(45,536)	27
Balance at October 31, 2003	504,535	880,630	$25

Granted		219,600	$41
Exercised		(354,845)	23
Cancelled/Lapsed		(13,471)	35
Balance at October 31, 2004	371,262	731,914	$31

The weighted average contractual life of the 731,914 shares under option was 7.8 years at October 31, 2004.  In December 2004, subsequent to the fiscal year ended October 31, 2004, the Company granted 208,550 options to certain officers and employees at an average exercise price of $59.20 per share.

Non-Employee Director Plans

The Company has various non-employee Director Plans, which are described below:

1989 Non-Employee Directors Plan

The Company’s 1989 Non-Employee Directors Stock Option Plan provides for the granting of stock options to non-employee Directors to purchase up to an aggregate of 210,000 shares of common stock. Each non-employee Director as of December 6, 1989 was granted an option to purchase 3,000 shares of common stock at a price per share of common stock equal to the fair market value of the common stock as of the date of grant. Also, each non-employee Director who was a director of the Company on any subsequent October 31, while the plan was in effect and shares were available for the granting of options, was granted an option to purchase 3,000 shares of common stock at a price equal to the fair market value of the common stock at the time of the grant. During 1998, the Board of Directors passed a resolution, which decreased the number of options to be granted annually as prescribed above from 3,000 to 2,000. Options become exercisable at any time commencing six months after the grant and must be exercised no later than 10 years from the date of grant. No option may be granted under the plan after December 5, 1999. There were no shares available for granting of options at October 31, 2004, 2003 or 2002. The exercise price of the options outstanding as of October 31, 2004 ranged from $16.88 to $28.50.

Stock option transactions for the three years ended October 31, 2004, were as follows:

	Shares Exercisable	Shares Under Option	Average Price Per Share

Balance at October 31, 2001	115,000	115,000	$24

Granted		—	—
Exercised		(51,000)	23
Cancelled		(3,000)	19
Balance at October 31, 2002	61,000	61,000	$25

Granted		—	—
Exercised		(11,000)	22
Cancelled		—	—
Balance at October 31, 2003	50,000	50,000	$25

Granted		—	—
Exercised		(18,000)	25
Cancelled		—	—
Balance at October 31, 2004	32,000	32,000	$25

The weighted average contractual life of the 32,000 shares under option was 3.1 years at October 31, 2004.

1997 Non-Employee Directors Plan

The Company’s 1997 Non-Employee Director Stock Option Plan provided for the granting of stock options to non-employee Directors to purchase up to an aggregate of 400,000 shares of common stock. On December 5, 2002, the Company elected to terminate future grants of options under this plan. There were two types of grants under this plan which are described as follows:

Automatic Annual Grants

While this plan was in effect and shares were still available for the granting of options, each non-employee Director who was a director of the Company on October 31 and who had not received options under the 1989 Non-Employee Director Plan, was granted on October 31 an option to purchase shares of common stock as determined by the Board of Directors at a price equal to the fair market value of the common stock on the date of grant. These options were exercisable in full immediately upon the date of grant.

New Director Grants

While this plan was in effect and shares were still available for the granting of options to each non-employee Director who was not granted an option under the 1987 Non-Employee Director Stock Option Plan was granted an option to purchase shares of common stock as determined by the Board of Directors upon serving as a director of the Company for a period of one year. These options become exercisable in one-third increments maturing cumulatively on each of the first through third anniversaries of the date of the grant and must be exercised no later than 10 years from the date of grant.

There were 0, 0 and 332,000 shares available for granting of options at October 31, 2004, 2003 and 2002, respectively. The exercise price of the options outstanding as of October 31, 2004 ranged from $18.25 to $35.85. Stock option transactions for the three years ended October 31, 2004, were as follows:

	Shares Exercisable	Shares Under Option	Average Price Per Share

Balance at October 31, 2001	44,666	50,000	$22

Granted		18,000	36
Exercised		(15,000)	21
Cancelled		—	—
Balance at October 31, 2002	47,000	53,000	$27

Granted		—	—
Exercised		(6,000)	18
Cancelled		—	—
Balance at October 31, 2003	43,000	47,000	$28

Granted		—	—
Exercised		(6,000)	26
Cancelled		—	—
Balance at October 31, 2004	39,000	41,000	$28

The weighted average contractual life of the 41,000 shares under option was 6.9 years at October 31, 2004.

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding and exercisable for all plans at October 31, 2004.

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Options Exercisable	Weighted Average Exercise Price
Ranges of Exercise Prices:
$16.88 - $25.00	149,869	$18.89	4.5	149,869	$18.89
$25.01 - $35.00	405,745	29.34	6.4	242,393	27.71
$35.01 - $50.70	249,300	40.78	9.0	50,000	42.34
Total	804,914	$30.94	6.5	442,262	$26.37

16.                               Financial Instruments and Risk Management

Effective November 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, which requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under SFAS No. 133. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003, with certain exceptions.  Adoption did not result in a material impact on the Company’s financial position, results of operations, or cash flows.

Interest Rate Swap Agreements

In fiscal 1996, the Company entered into interest rate swap agreements, which effectively converted $100.0 million of its variable rate debt under the $250 million Revolving Credit and Term Loan Agreement dated July 1996 (the “Bank Agreement Revolver”) to fixed rate. The Company’s risk management policy related to these swap agreements is to hedge the exposure to interest rate movements on a portion of its long-term debt. Under the swap agreements, payments are made based on a fixed rate ($50.0 million at 7.025% and $50.0 million at 6.755%) and received on a LIBOR based variable rate (1.82% at October 31, 2002). Differentials to be paid or received under the agreements are recognized as interest expense. The agreements matured in 2003. The Company has designated the interest rate swap agreements as cash flow hedges of future interest payments on its variable rate debt under the Bank Agreement Revolver.

The fair value of the swaps as of October 31, 2002 was a loss of $4.0 million, which is recorded in other current liabilities. Gains and losses related to the swap agreements were reclassified into earnings in the periods in which the related hedged interest payments were made. Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, are reflected in “Interest expense” in the income statement. Net losses of $157,000 and $386,000 were recorded as interest expense in the years ended October 31, 2003 and 2002, respectively, representing the amount of the hedge’s ineffectiveness. No loss was recognized in fiscal 2004. No components of the swap instruments’ losses were excluded from the assessment of hedge effectiveness.

Discontinuance of cash flow hedge:  Based on future cash flow projections that were prepared during the second fiscal quarter period ended April 30, 2002, it was determined that it was probable that the Company would pay down its variable rate debt under the Bank Agreement Revolver to approximately $65.0 million by the end of fiscal 2003. Based on these projections, a portion of the future projected cash flow being hedged (interest payments) would not occur. Therefore, during the period ended April 30, 2002, the Company discontinued hedge accounting under SFAS No. 133 for $35.0 million of the interest swap agreement and reclassified the related portion of other comprehensive income, a loss of $1.3 million to interest expense. Additionally, during the fourth quarter ended October 31, 2002, the timing of the finalization of the new bank agreement was determined.

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

The interest rate swap agreements were effective until July 29, 2003 and the final interest settlement payment was made at that time.  As of October 31, 2003, there were no open swap agreement contracts and therefore no asset or liability reflected on the balance sheet.  A net loss of $2,000 was recorded in interest expense in the year ended October 31, 2003, representing the change in the fair market value of the swap agreements since October 31, 2002.

Other Financial Assets and Liabilities

The fair values of the Company’s financial assets approximate the carrying values reported on the consolidated balance sheet. The fair value and carrying value of long-term debt was $130.9 million and $19.8 million, as of October 31, 2004 and 2003, respectively. The fair value of long-term debt was based on the quoted market price, recent transactions, or based on rates available to the Company for instruments with similar terms and maturities.

17.                               Leases

Quanex has operating leases for certain real estate and equipment. Rental expense for the years ended October 31, 2004, 2003 and 2002 was $3.6 million, $2.2 million and $2.2 million, respectively.

Future minimum payments as of October 31, 2004, by year and in the aggregate under operating leases having non-cancelable lease terms in excess of one year were as follows (in thousands):

Operating Leases
2005	$3,061
2006	1,938
2007	1,493
2008	935
2009	658
Thereafter	275
Total	$8,360

18.                               Contingencies

Environmental

Quanex is subject to loss contingencies arising from federal, state, and local environmental laws.  Environmental expenditures are expensed or capitalized depending on their future economic benefit.  The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, the effectiveness of cleanups, and regulatory approvals.  Costs of future expenditures for environmental remediation are not discounted to their present value unless the amount and timing of the expenditures are fixed or reliably determinable.  When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, or when multiple parties otherwise may have responsibility for environmental matters, the Company accrues its allocable share of liability taking into account the number of parties participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the parties’ alleged connections.  It is management’s opinion that the Company has established appropriate reserves for environmental remediation obligations at its plant sites and disposal facilities.  Those amounts are not expected to have a material adverse effect on the Company’s financial condition.

Total remediation reserves at October 31, 2004 were approximately $8.5 million.  These reserves include, without limitation, the Company’s best estimate of liabilities related to costs for further investigations, environmental remediation, and corrective actions related to the acquisition of Piper Impact, the acquisition of Nichols Aluminum-Alabama, and the Company’s former Tubing Operations.  Of the total, approximately $2.0 million represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup and treatment.  On the balance sheet, $8.2 million of the remediation reserve is included in non-current liabilities with the remainder in accrued liabilities (current).

The total remediation reserve at October 31, 2004 is approximately $8.3 million less than the balance as at October 31, 2003.  The difference is primarily attributable to the reduction during the third quarter of fiscal 2003 in the remediation reserve for the Piper Impact division from approximately $13.3 million to approximately $5.0 million.  This reduction was based on the Company’s experience to date at the Piper Impact locations, the Company’s decision to stop manufacturing at the Highway 15 location, and an updated technical assessment of environmental conditions at the Piper Impact locations.  The reduction of the environmental reserve for the Piper Impact locations resulted in an after tax gain of $5.2 million, which was included in discontinued operations as it is related to the operations of Piper Impact (see Note 19).

Approximately 60% of the total remediation reserve remains allocated to cleanup and other corrective measures at the Piper Impact division.  At present, the largest component is for remediation of groundwater contamination from prior operators at the Highway 15 location.  The Company voluntarily implemented a state-approved remediation action plan there and continues to monitor its performance.  Included in the current reserve is the estimated cost of operating the existing groundwater remediation system at the Highway 15 location over the next 20 years, which was discounted to a net present value using an interest rate of 3.0%.  The Company has estimated the annual cost of operating the existing system to be approximately $0.4 million and has assumed that the existing system will continue to be effective.

The final remediation costs and the timing of the Company’s expenditures will depend upon such factors as the nature and extent of contamination, the cleanup technologies employed, and regulatory concurrences.  While actual remediation costs therefore may be more or less than amounts accrued, management believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities.  It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals that would be material to Quanex’s financial statements because of uncertainties as to the extent of environmental impact, cleanup technologies, and concurrence of governmental authorities.  The Company currently expects to pay the accrued remediation reserve through at least fiscal 2024, although some of the same factors discussed earlier could accelerate or extend the timing.

Tax Liability

The Company has a case in Tax Court regarding the disallowance of a capital loss realized in 1997 and 1998.  During 2004, the Company made a tax payment of $10.0 million related to the case. The payment was made to curtail the running of the interest outstanding.  Adequate provision had been made in prior years and the Company believes the outcome of the case will not have a material impact on its financial position or results of operations.

Other

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of their business.  Although the ultimate resolution and impact of such litigation on the Company is not presently determinable, the Company’s management believes that the eventual outcome of such litigation will not have a material adverse effect on the overall financial condition, results of operations or cash flows of the Company.

19.                               Discontinued Operations

The Company classified Piper Impact and Nichols Aluminum – Golden as held for sale in the third quarter and fourth quarter of fiscal year 2004, respectively. Piper Impact was historically included in the Company’s Vehicular Products segment, while Nichols Aluminum – Golden was included in the Building Products segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations, financial position and cash flows of both Piper Impact and Nichols Aluminum - Golden have been reflected in the consolidated financial statements and notes as a discontinued operation for all periods presented. The Company received a Letter of Intent for Piper Impact from a potential buyer and is currently in the process of negotiating terms.  The Company believes Piper Impact will be sold within one year. Nichols Aluminum – Golden was sold on September 30, 2004.

The $3.1 million loss from discontinued operations for the year ended October 31, 2004 includes a $0.6 million loss on the sale of Nichols Aluminum – Golden and net charges of $3.5 million related to Piper Impact. The net non-cash charges consist of an $8.8 million after-tax asset write down to fair market value and a $5.2 million after-tax reduction of the environmental remediation reserve (see Note 18) as a result of the reduced operating status of Piper Impact’s Highway 15 operating facility.

Comparative balance sheets of the discontinued operations were as follows:

	October 31, 2004	October 31, 2003
	(In thousands)
Accounts and notes receivable, net	$2,658	$19,176
Inventories	2,695	10,696
Deferred income taxes	492	1,046
Other current assets	3,914	968
Total current assets	9,759	31,886
Property, plant and equipment, net	10,796	37,171
Other assets	15,354	16,871
Total assets	$35,909	$85,928

Accounts payable	$1,763	$8,644
Accrued liabilities	1,997	5,445
Other current liabilities	342	182
Total current liabilities	4,102	14,271
Other liabilities	423	542
Total liabilities	$4,525	$14,813

Operating results of the discontinued operations were as follows:

	Years Ended October 31,
	2004	2003	2002
	(In thousands)

Net sales	$112,557	$133,018	$140,957
Income (Loss) from discontinued operations	1,567	(1,830)	2,850
Loss on sale of discontinued operations	(6,436)	—	—
Income tax benefit (expense)	1,737	714	(1,112)
Income (loss) from discontinued operations, net of taxes	$(3,132)	$(1,116)	$1,738

20.                               Subsequent Events

On December 2, 2004, the Board of Directors of the Company authorized an annual dividend increase of $0.05 per common share outstanding, increasing the annual dividend from $0.76 to $0.81.  In a separate action, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend.  Both the cash dividend and stock dividend are effective with shareholders of record on December 17, 2004, and are payable on December 31, 2004.

On December 9, 2004, Quanex Corporation completed the acquisition of all of the outstanding stock, through a subsidiary merger, of Mikron Industries, Inc. (“Mikron”), a privately-held Washington corporation.  Mikron, an industry-leading manufacturer of engineered vinyl and thermoplastic alloy composite (MikronWood™) window components, window coverings and door components, serves the residential building and remodeling markets.  Headquartered in the Seattle suburb of Kent, WA, Mikron operates modern and highly automated extrusion facilities located in the Kent area; Winnebago, IL; and Richmond, KY.  Mikron’s 2004 revenues are approximately $215 million.  Mikron will be integrated into the Company’s Building Products segment.

QUANEX CORPORATION

SUPPLEMENTARY FINANCIAL DATA

Quarterly Results of Operations (Unaudited)

                                                The following sets forth the selected quarterly information for the years ended October 31, 2004 and 2003.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share amounts)

2004:
Net sales	$252,007	$372,912	$403,017	$432,332
Income from continuing operations	6,647	10,788	20,502	19,662
Net income	6,427	11,544	17,758	18,738
Earnings per share:
Basic earnings from continuing operations	$0.41	$0.66	$1.25	$1.19
Diluted earnings from continuing operations	0.40	0.65	1.23	1.17
Basic earnings per share	0.39	0.70	1.08	1.13
Diluted earnings per share	0.39	0.69	1.06	1.12
2003:
Net sales	$198,470	$220,046	$228,139	$251,542
Income from continuing operations	7,325	9,481	14,397	12,800
Net income	6,783	9,365	13,623	13,116
Earnings per share:
Basic earnings from continuing operations	$0.45	$0.59	$0.90	$0.80
Diluted earnings from continuing operations	0.44	0.58	0.89	0.78
Basic earnings per share	0.41	0.58	0.85	0.82
Diluted earnings per share	0.41	0.58	0.84	0.80

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Costs & Expenses	Write-offs	Other	Balance at End of Year
	(In thousands)

Allowance for doubtful accounts:
Year ended October 31, 2004	$6,829	$1,168	$(734)	$(381)	$6,882
Year ended October 31, 2003	6,425	677	(280)	7	6,829
Year ended October 31, 2002	8,087	1,513	(3,213)	38	6,425

Quarterly Financial Results

(From Continuing Operations)

	Years Ended October 31,
	2004	2003	2002

Net Sales ($ millions)
January	$252.0	$198.5	$171.1
April	372.9	220.1	212.0
July	403.0	228.1	231.4
October	432.4	251.5	238.9
Total	$1,460.3	$898.2	$853.4

Income from Continuing Operations ($ millions)
January	$6.6	$7.3	$4.8
April	10.8	9.5	9.4
July(1)(2)	20.5	14.4	24.1
October	19.7	12.8	15.4
Total	$57.6	$44.0	$53.7

Income from Continuing Operations Per Basic Common Share ($)
January	$0.41	$0.45	$0.35
April	0.66	0.59	0.68
July(1)(2)	1.25	0.90	1.55
October	1.19	0.80	0.94
Fiscal Year	$3.50	$2.72	$3.62

Quarterly Common Stock Dividends ($)
January	$0.17	$0.17	$0.16
April	0.17	0.17	0.16
July	0.19	0.17	0.16
October	0.2025	0.17	0.16
Total	$0.7325	$0.68	$0.64

Common Stock Sales Price (High & Low - $)
January	$48.08	$37.55	$29.64
	38.82	29.12	25.71
April	49.33	33.49	38.35
	40.10	27.93	28.63
July	49.79	33.49	44.19
	39.66	28.59	31.01
October	54.38	40.60	40.55
	40.30	29.94	33.18

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

None.

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

PART III

Item 10.                            Directors and Executive Officers of the Registrant

The Company has a Code of Ethics (the “Code”) that applies to all employees, executive officers including the chief executive officer, principal financial officer and principal accounting officer and directors of the Company that includes provisions covering conflicts of interest, ethical conduct, compliance with applicable government laws, rules and regulations, and accountability for adherence to the Code.

The Company’s Board of Directors has adopted Corporate Governance Guidelines and charters for the Audit, Compensation and Management Development, and Nominating and Corporate Governance Committees of the Board of Directors.  These documents are available on the Company’s website at www.quanex.com.

You can obtain a printed copy of any of the materials referenced above at the following address:

Quanex Corporation
1900 West Loop South, Suite 1500
Houston, TX 77027
713-961-4600

The Company’s Board of Directors has determined that at least one person serving on its Audit Committee is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K.  Mr. Barger, Mr. Ross and Mr. Wellek, all members of the Audit Committee, are audit committee financial experts and are independent as set forth in Item 7(d)(3)(iv) of schedule 14A under the Exchange Act.  The Audit Committee is comprised of four Directors:  Mr. Barger, Mr. Ross, Mr. Wellek and Mr. Flaum.

Pursuant to General Instruction G(3) to Form 10-K, additional information on directors and executive officers of the Registrant is incorporated herein by reference from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2004.

Item 11.                            Executive Compensation

Pursuant to General Instruction G(3) to Form 10-K, information on executive compensation is incorporated herein by reference from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2004.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) to Form 10-K, information on security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2004.

Item 13.                            Certain Relationships and Related Transactions

Pursuant to General Instruction G(3) to Form 10-K, information on certain relationships and related transactions is incorporated herein by reference from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2004.

Item 14.                            Principal Accountant Fees and Services

Pursuant to General Instruction G(3) to Form 10-K, information on principal accountant fees and services is incorporated herein by reference from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2004.

PART IV

Item 15.                            Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Listing of Documents

1.	Financial Statements
		Page
	Responsibility for Financial Reporting	26
	Report of Independent Registered Public Accounting Firm	27
	Consolidated Balance Sheets	28
	Consolidated Statements of Income	29
	Consolidated Statements of Stockholders’ Equity	30
	Consolidated Statements of Cash Flow	32
	Notes to Consolidated Financial Statements	33

2.	Financial Statement Schedule

	Schedule II—Valuation and qualifying accounts	67

Schedules not listed or discussed above have been omitted as they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

3.	Exhibits	72

Exhibit Number	Description of Exhibits
2.1

Asset Purchase Agreement dated July 31, 1996, among the Company, Piper Impact, Inc., a Delaware corporation, Piper Impact, Inc., a Tennessee corporation, B. F. Sammons and M. W. Robbins, filed as Exhibit 2.1 of the Company’s Report on Form 8-K (Reg. No. 001-05725), dated August 9, 1996, and incorporated herein by reference.

2.2

Stock Purchase Agreement dated April 18, 1997, by and among Niagara Corporation, Niagara Cold Drawn Corp., and Quanex Corporation filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-05725), dated May 5, 1997, and incorporated herein by reference.

2.3

Purchase Agreement dated December 3, 1997, among Quanex Corporation, Vision Metals Holdings, Inc., and Vision Metals, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-05725), dated December 3, 1997, and incorporated herein by reference.

2.4

Acquisition Agreement and Plan of Merger, dated October 23, 2000, between Quanex Corporation, Quanex Five, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and Temroc Metals, Inc., a Minnesota corporation, filed as Exhibit 2.1 to the Company’s Report on Form 8-K (Reg. No. 001-05725), dated November 30, 2000, and incorporated herein by reference.

2.5

First Amendment to Agreement and Plan of Merger dated November 15, 2000 between Quanex Corporation, Quanex Five, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and Temroc Metals, Inc., a Minnesota corporation, filed as Exhibit 3.1 to the Company’s Report on Form 8-K (Reg. No. 001-05725), dated November 30, 2000 and incorporated herein by reference.

2.6

Stock Purchase Agreement dated November 21, 2003, by and among Kirtland Capital Partners II L.P., Kirtland Capital Company II LLC, TruSeal Investments Ltd., the other stockholders of TruSeal Technologies, Inc., and Quanex Corporation; filed as Exhibit 2.6 (Reg. No. 001-05725) on Form 10-K for the fiscal year ended October 31, 2003 and incorporated herein by reference.. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to this Stock Purchase Agreement have not been filed with this exhibit. The schedules contain various items relating to the assets of the corporation being acquired and the representations and warranties made by the parties to the agreement. The registrant agrees to furnish supplementally any omitted schedule to the SEC upon request.

2.7

Amended and Restated Asset Purchase and Sale Agreement dated December 23, 2003, by and between North Star Steel Company, MACSTEEL Monroe, Inc. (formerly Quanex Two, Inc.), and Quanex Corporation; filed as Exhibit 2.7 (Reg. No. 001-05725) on Form 10-K for the fiscal year ended October 31, 2003 and incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to this Amended and Restated Asset Purchase and Sale Agreement have not been filed with this exhibit. The schedules contain various items relating to the assets of the business being acquired and the representations and warranties made by the parties to the agreement. The registrant agrees to furnish supplementally any omitted schedule to the SEC upon request.

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

4.1

Form of Registrant’s Common Stock certificate, filed as Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001- 05725) for the quarter ended April 30, 1987, and incorporated herein by reference.

4.2

Revolving Credit Agreement dated as of November 26, 2002, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K dated October 31, 2003, and incorporated herein by reference. Certain schedules and exhibits to this Revolving Credit Agreement have not been filed with this exhibit. The Company agrees to furnish supplementally any omitted schedule or exhibit to the SEC upon request.

4.3

First Amendment to Security Agreement, dated February 17, 2003, effective November 26, 2002, filed as Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) dated January 31, 2003 and incorporated herein by reference.

4.4

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

4.6

Form of Consent to Requested Extension to Revolving Credit Maturity Date under the Quanex Corporation Revolving Credit Agreement dated April 7, 2004, filed as Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) dated April 30, 2004.

4.7

Form of Consent and Third Amendment to Revolving Credit Agreement dated April 9, 2004, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks, filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) dated April 30, 2004.

4.8	Indenture dated as of May 5, 2004 between Quanex Corporation and Union Bank of California, N.A. as trustee relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034,

Exhibit Number	Description of Exhibits
filed as Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) dated April 30, 2004.

4.9

Registration Rights Agreement dated as of May 5, 2004 among Quanex Corporation, Credit Suisse First Boston LLC, Bear, Stearns & Co. Inc., Robert W. Baird & Co. Incorporated, and KeyBanc Capital Markets relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) dated April 30, 2004.

4.10

Third Amended and Restated Rights Agreement dated as of September 15, 2004, between the Registrant and Wells Fargo Bank, N.A. as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated September 17, 2004, and incorporated herein by reference.

*4.11

Form of Consent and Fourth Amendment to Revolving Credit Agreement dated November 18, 2004, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks.

†10.1

Quanex Corporation 1988 Stock Option Plan, as amended, and form of Stock Option year Agreement filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1988, together with the amendment filed as Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 1995, and incorporated herein by reference.

†10.2

Amendment to the Quanex Corporation 1988 Stock Option Plan, dated as of December 1997, filed as Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.3

Amendment to the Quanex Corporation 1988 Stock Option Plan, dated as of December 9, 1999, filed as Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.4

Quanex Corporation Deferred Compensation Plan, as amended and restated, dated September 29, 1999, filed as Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.5

First Amendment to Quanex Corporation Deferred Compensation Plan, dated December 7, 1999, filed as Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.6

Quanex Corporation Executive Incentive Compensation Plan, as amended and restated, dated October 12, 1995, filed as Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.7

Quanex Corporation Supplemental Benefit Plan, as amended and restated effective June 1, 1999, filed as Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference

†10.8

Form of Change in Control Agreement, between the Registrant and each executive officer of the Registrant, filed as Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.9

Quanex Corporation 1987 Non-Employee Director Stock Option Plan, as amended, and the related form of Stock Option Agreement, filed as Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1988, together with the amendment filed as Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q (Reg.

Exhibit Number	Description of Exhibits
No. 001-05725) for the quarter ended January 31, 1995, and incorporated herein by reference.

†10.10

Amendment to the Quanex Corporation 1987 Non-Employee Director Stock Option Plan, dated December 1997, filed as Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.11

Amendment to the Quanex Corporation 1987 Non-Employee Director Stock Option Plan, dated December 9, 1999, filed as Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.12

Quanex Corporation 1989 Non-Employee Director Stock Option Plan, as amended, filed as Exhibit 4.4 of the Registrant’s Form S-8, Registration No. 33-35128, together with the amendment filed as Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 1995, and incorporated herein by reference.

†10.13

Amendment to the Quanex Corporation 1989 Non-Employee Director Stock Option Plan, dated December 1997, filed as Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.14

Amendment to the Quanex Corporation 1989 Non-Employee Director Stock Option Plan, dated December 9, 1999, filed as Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.15

Quanex Corporation Employee Stock Option and Restricted Stock Plan, as amended, filed as Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1994, and incorporated herein by reference.

†10.16

Amendment to the Quanex Corporation Employee Stock Option and Restricted Stock Plan, dated December 1997, filed as Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.17

Amendment to the Quanex Corporation Employee Stock Option and Restricted Stock Plan, dated December 9, 1999, filed as Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.18

Amendment to the Quanex Corporation Employee Stock Option and Restricted Stock Plan, effective July 1, 2000 filed as Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2000 and incorporated herein by reference.

†10.19

Retirement Agreement dated as of September 1, 1992, between the Registrant and Carl E. Pfeiffer, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1992, and incorporated herein by reference.

†10.20

Stock Option Agreement dated as of October 1, 1992, between the Registrant and Carl E. Pfeiffer, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1992, and incorporated herein by reference.

†10.21

Deferred Compensation Agreement dated as of July 31, 1992, between the Registrant and Carl E. Pfeiffer, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1992, and incorporated herein by reference.

Exhibit Number	Description of Exhibits
†10.22

Quanex Corporation Non-Employee Director Retirement Plan, filed as Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1994, and incorporated herein by reference.

†10.23

Amendment to Quanex Corporation Non-Employee Director Retirement Plan dated May 25, 1995, filed as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the fiscal quarter ended January 31, 2000 and incorporated herein by reference.

†10.24

Agreement to Freeze the Quanex Corporation Non-Employee Director Retirement Plan, effective December 5, 2002, filed as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the fiscal quarter ended April 30, 2003 and incorporated herein by reference

†10.25

Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, filed as Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1996, and incorporated herein by reference.

†10.26

Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, dated December 1997, filed as Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.27

Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, dated December 9, 1999, filed as Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.28

Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective February 23, 2000, filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the fiscal quarter ended January 31, 2000 and incorporated herein by reference.

†10.29

Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective July 1, 2000 filed as Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2000 and incorporated herein by reference.

†10.30

Amendment to the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective December 5, 2002, filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the fiscal quarter ended April 30, 2003 and incorporated herein by reference.

†10.31	Quanex Corporation Deferred Compensation Trust filed as Exhibit 4.8 of the Registrant’s Registration Statement on Form S-3, Registration No. 333-36635, and incorporated herein by reference.

†10.32

Amendment to Quanex Corporation Deferred Compensation Trust, dated December 9, 1999, filed as Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.33

Quanex Corporation 1997 Non-Employee Director Stock Option Plan filed as Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1997 and incorporated herein by reference.

Exhibit Number	Description of Exhibits
†10.34

Amendment to Quanex Corporation 1997 Non-Employee Director Stock Option Plan, dated December 9, 1999, filed as Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.35

Agreement to Terminate the Quanex Corporation 1997 Non-Employee Director Stock Option Plan, effective December 5, 2002, filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the fiscal quarter ended April 30, 2003 and incorporated herein by reference.

†10.36

Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) as amended and restated, dated October 20, 1999, filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725), dated June 11, 2001.

†10.37

Amendment to Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) dated December 9, 1999, filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725), dated June 11, 2001 and incorporated herein by reference.

†10.38

Amendment to Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) effective July 1, 2000, filed as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725), dated June 11, 2001 and incorporated herein by reference.

†10.39

Amendment to the Quanex Corporation 1997 Key Employee Stock Option Plan effective October 25, 2001, filed as Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 2001 and incorporated herein by reference.

†10.40

Quanex Corporation Long-Term Incentive Plan effective November 1, 2001, filed as Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 2001 and incorporated herein by reference.

†10.41

Letter Agreement between Quanex Corporation and Raymond A. Jean, dated February 14, 2001, filed as Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q, dated March 7, 2002 and incorporated herein by reference.

10.42

Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Trailer Company dated May 1, 1963, filed as Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1998 and incorporated herein by reference.

10.43

Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated May 1, 1964, filed as Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1998 and incorporated herein by reference.

10.44

Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated October 1, 1965, filed as Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1998 and incorporated herein by reference.

10.45

Lease Agreement between The Industrial Development Board of the City of Decatur (Alabama) and Fruehauf Corporation dated December 1, 1978, filed as Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1998 and

Exhibit Number	Description of Exhibits
incorporated herein by reference.

10.46

Assignment and Assumption Agreement between Fruehauf Trailer Corporation and Decatur Aluminum Corp. (subsequently renamed Nichols Aluminum-Alabama, Inc.) dated October 9, 1998, filed as Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1998 and incorporated herein by reference.

10.47

Agreement between The Industrial Development Board of the City of Decatur and Decatur Aluminum Corp. (subsequently renamed Nichols Aluminum-Alabama, Inc.) dated September 23, 1998, filed as Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 1998 and incorporated herein by reference.

10.48

Lease Agreement between Cabot Industrial Properties, L.P. and Quanex Corporation dated August 30, 2002, filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the year ended October 31, 2003 and incorporated herein by reference.

10.49

Third Amendment to the Quanex Corporation 401(k) Savings Plan (effective August 9, 2004), filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) dated July 31, 2004.

*†10.50	Amendment and restatement of the Quanex Corporation Deferred Compensation Plan, effective July 1, 2004.

*21	Subsidiaries of the Registrant.

*23	Consent of Deloitte & Touche LLP.

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QUANEX CORPORATION
By:	/s/ RAYMOND A. JEAN	December 21, 2004
Raymond A. Jean Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Raymond A. Jean	Chairman of the Board, President	December 21, 2004
Raymond A. Jean	and Chief Executive Officer

/s/ Donald G. Barger, Jr.	Director	December 21, 2004
Donald G. Barger, Jr.

/s/ Vincent R. Scorsone	Director	December 21, 2004
Vincent R. Scorsone

s/s Michael J. Sebastian	Director	December 21, 2004
Michael J. Sebastian

/s/ Russell M. Flaum	Director	December 21, 2004
Russell M. Flaum

/s/ Susan F. Davis	Director	December 21, 2004
Susan F. Davis

/s/ Joseph J. Ross	Director	December 21, 2004
Joseph J. Ross

/s/ Richard L. Wellek	Director	December 21, 2004
Richard L. Wellek

/s/ Terry M. Murphy	Vice President—Finance	December 21, 2004
Terry M. Murphy	Chief Financial Officer
(Principal Financial Officer)

/s/ Ricardo Arredondo	Vice President and Controller	December 21, 2004
Ricardo Arredondo	(Principal Accounting Officer)