Form 10-Q
period 2005-01-31
QUANEX CORP
filed 2005-03-11
CIK 276889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2005
Common Stock, par value $0.50 per share	25,082,452

QUANEX CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

Item 1:	Financial Statements
Consolidated Balance Sheets–January 31, 2005 and October 31, 2004
Consolidated Statements of Income–Three Months Ended January 31, 2005 and 2004
Consolidated Statements of Cash Flow–Three Months Ended January 31, 2005 and 2004
Notes to Consolidated Financial Statements

Item 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3:	Quantitative and Qualitative Disclosure about Market Risk

Item 4:	Controls and Procedures

PART II.	OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

QUANEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2005	October 31, 2004
	(In thousands)
ASSETS
Current assets:
Cash and equivalents	$28,191	$41,743
Accounts and notes receivable, net of allowance of $8,259 and $6,882	196,600	176,358
Inventories	143,075	115,367
Deferred income taxes	10,742	10,744
Other current assets	4,840	2,363
Current assets of discontinued operations	—	9,759
Total current assets	383,448	356,334
Property, plant and equipment	1,017,387	842,147
Less accumulated depreciation and amortization	(585,510)	(491,165)
Property, plant and equipment, net	431,877	350,982
Goodwill, net	197,088	134,670
Cash surrender value insurance policies, net	24,122	24,439
Intangible assets, net	88,463	27,556
Other assets	9,350	9,391
Assets of discontinued operations	2,678	26,150
Total assets	$1,137,026	$929,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,924	$161,674
Accrued liabilities	54,579	45,844
Income taxes payable	8,997	4,127
Current maturities of long-term debt	483	456
Current liabilities of discontinued operations	1,166	4,102
Total current liabilities	227,149	216,203
Long-term debt	307,669	130,496
Deferred pension credits	6,709	8,804
Deferred postretirement welfare benefits	7,709	7,745
Deferred income taxes	45,284	53,983
Non-current environmental reserves	8,966	8,188
Other liabilities	3,076	2,973
Liabilities of discontinued operations	383	423
Total liabilities	606,945	428,815

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding none	—	—
Common stock, $0.50 par value, shares authorized 50,000,000; issued 25,170,173 and 24,976,293	12,583	12,486
Additional paid-in-capital	197,681	187,513
Retained earnings	328,326	307,754
Unearned compensation	(2,256)	(824)
Accumulated other comprehensive income	(4,478)	(4,463)
	531,856	502,466
Less common stock held by rabbi trust, 87,721 and 87,208 shares	(1,775)	(1,759)
Total stockholders’ equity	530,081	500,707
	$1,137,026	$929,522

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended January 31,
	2005	2004
	(In thousands, except per share data)

Net sales	$470,183	$252,007
Cost of sales	372,802	217,814
Selling, general and administrative expense	23,148	12,013
Depreciation and amortization	15,119	11,587
Gain on sale of land	—	(454)
Operating income	59,114	11,047
Interest expense	(2,379)	(925)
Other, net	(1,920)	440
Income from continuing operations before income taxes	54,815	10,562
Income tax expense	(21,104)	(3,915)
Income from continuing operations	33,711	6,647
Loss from discontinued operations, net of tax of $3,037 and $141	(5,476)	(220)

Net income	$28,235	$6,427

Basic earnings per common share:
Earnings from continuing operations	$1.35	$0.27
Loss from discontinued operations	$(0.22)	$(0.01)
Basic earnings per share	$1.13	$0.26

Diluted earnings per common share:
Earnings from continuing operations	$1.31	$0.27
Loss from discontinued operations	$(0.21)	$(0.01)
Diluted earnings per share	$1.10	$0.26

Weighted average common shares outstanding:
Basic	24,984	24,477
Diluted	25,770	24,884

Cash dividends per share	$0.1350	$0.1133

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended January 31,
	2005	2004
	(In thousands)
Operating activities:
Net income	$28,235	$6,427
Loss from discontinued operations	5,476	220
Income from continuing operations	33,711	6,647
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of land	—	(454)
Depreciation and amortization	15,269	11,695
Deferred income taxes	7,458	1,501
Deferred pension and postretirement benefits	(2,131)	(7,540)

Changes in assets and liabilities net of effects from acquisitions and dispositions:
Increase in accounts and notes receivable	(8,922)	(4,507)
Increase in inventories	(17,778)	(5,255)
Increase (decrease) in accounts payable	(12,669)	6,567
Increase (decrease) in accrued liabilities	(8,057)	3,765
Increase (decrease) in income taxes payable	4,871	(767)
Other, net	(673)	(2,210)
Operating cash flow from discontinued operations	(664)	1,479
Cash provided by operating activities	10,415	10,921

Investment activities:
Acquisitions, net of cash acquired	(197,376)	(231,913)
Proceeds from sale of discontinued operations	11,592	—
Proceeds from sale of land	—	637
Capital expenditures, net of retirements	(8,816)	(3,950)
Other, net	(353)	(617)
Cash used for investment activities from discontinued operations	(179)	(201)
Cash used for investment activities	(195,132)	(236,044)

Financing activities:
Bank borrowings (repayments), net	170,000	210,000
Common stock dividends paid	(3,473)	(2,789)
Issuance of common stock, net	4,438	6,715
Other, net	190	(738)
Cash provided by financing activities	171,155	213,188
Effect of exchange rate changes on cash equivalents	10	9
Decrease in cash and equivalents	(13,552)	(11,926)

Cash and equivalents at beginning of period	41,743	22,108
Cash and equivalents at end of period	$28,191	$10,182

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,485	$301
Cash paid during the period for income taxes	$3,955	$1,503
Cash received during the period for income tax refunds	$31	$284

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

The Company sold its Nichols Aluminum – Golden business and Piper Impact business in the fourth quarter of 2004 and first quarter of 2005, respectively.  Accordingly, the assets and liabilities of Nichols Aluminum – Golden and Piper Impact are reported as discontinued operations in the Consolidated Balance Sheets presented, and their operating results are reported as discontinued operations in the Consolidated Statements of Income (see Note 15).

In December 2004, the Company effected a three-for-two stock split in the form of a 50% stock dividend.  All prior periods presented have been adjusted on a retroactive basis after giving effect to such stock split.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Quanex Corporation Form 10-K for the fiscal year ended October 31, 2004.

2.             New Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share,” that was then ratified by the Financial Accounting Standards Board (“FASB”) in October 2004.  The consensus that was reached requires that all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price should be included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met.  The consensus should be applied to reporting periods ending after December 15, 2004.  The consensus reached should be applied retroactively to instruments outstanding at the date of adoption of this consensus.  The Company adopted the consensus reached by the EITF on Issue 04-8 on January 31, 2005.  The adoption of the consensus is not expected to have a material impact on the Company’s consolidated financial position or results of operations.  See Note 7 for further discussion of the impact of such adoption.

In December 2004, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS No. 123R are effective for the first interim or annual reporting period that begins after June 15, 2005; therefore, Quanex will adopt the new requirements no later than the beginning of the fourth quarter of fiscal 2005. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, which include whether the Company should adopt the requirements on a retrospective basis and which valuation model is most appropriate.  Disclosure of the pro forma effect on earnings per share is presented in Note 3.

3.             Stock Based Employee Compensation

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company continues to apply the rules for stock-based compensation contained in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” using the intrinsic value method. The pro forma effect on net income and earnings per share of the fair value based method of accounting for stock-based compensation as required by SFAS No. 123 and SFAS No. 148 “Accounting for the Stock-Based Compensation – Transition and Disclosure” is presented below (in thousands, except per share amounts):

	Three Months Ended January 31,
	2005	2004

Net income, as reported	$28,235	$6,427
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(484)	(563)
Pro forma net income	$27,751	$5,864

Earnings per common share:
Basic as reported	$1.13	$0.26
Basic pro forma	$1.11	$0.24
Diluted as reported	$1.10	$0.26
Diluted pro forma	$1.08	$0.24

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.”  SFAS No. 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements.  The provisions of SFAS No. 123R are effective for the first interim or annual reporting period that begins after June 15, 2005; therefore, Quanex will adopt the new requirements no later than the beginning of the fourth quarter of fiscal 2005.

4.                                      Business Acquisitions

On December 9, 2004, the Company completed the acquisition of all of the outstanding stock, through a subsidiary merger, of Mikron Industries, Inc. (“Mikron”), a privately-held Washington corporation. Mikron, an industry-leading manufacturer of engineered vinyl and thermoplastic alloy composite (MikronWood™) window components, window coverings and door components, serves the residential building and remodeling markets. Headquartered in the Seattle suburb of Kent, WA, Mikron operates modern and highly automated extrusion facilities located in the Kent area; Winnebago, IL; and Richmond, KY.

The Mikron acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”  Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisition and the results of operations were included in the Company’s consolidated financial statements as of the effective date of the acquisition.  Prior to the acquisition, Mikron did not make a provision for Federal income taxes under Subchapter S of the Internal Revenue Code.  From the effective date of the acquisition, the Company has been making a provision for Federal income tax.  Except for the tax provision, there were no other material differences between the Company’s accounting policies and those of Mikron.

Mikron has been integrated into the Engineered Products division within the Building Products segment.  The Company acquired Mikron to further expand the broad range of high quality components and products currently supplied to existing customers and to expand the customers served.  Mikron has a broad presence in the vinyl window market, which increases the Company’s diversification within the window market and furthers the expansion into the vinyl and aluminum market niches.  The Company now has a broad product offering ranging from wood to vinyl and aluminum.  As consideration for the acquisition of all of the outstanding capital stock of Mikron, the Company paid $198.2 million in cash, subject to a working capital adjustment, and assumed $7.2 million of debt.  The Company also incurred $0.7 million in transaction fees, including legal, valuation and accounting fees.

The preliminary allocation of assets and liabilities acquired and assumed is summarized below.  The preliminary allocation was based on independent appraisal and management’s estimates of fair values.  The allocations are not final and are subject to change based on final estimates of fair value and useful lives.  Because the allocation below is preliminary, the allocation of certain assets could change materially upon finalization of the independent appraisal report.

As of Date of Opening Balance Sheet
(In thousands)
Cash and equivalents	$1,485
Accounts receivable, net of allowance for doubtful accounts	13,808
Inventories	9,941
Other current assets	1,040
Total current assets	26,274
Property, plant and equipment, net	86,600
Goodwill, net	62,422
Other intangible assets, net:
Trade names	29,700
Patents	10,600
Customer relationships	21,200
Total other intangible assets	61,500
Other assets	17
Total assets	$236,813

Accounts payable	$12,920
Accrued liabilities	17,858
Total current liabilities	30,778
Other liabilities	7,175
Total liabilities	37,953
Investment	198,860
Total liabilities and equity	$236,813

The preliminary allocations resulted in goodwill of $62.4 million, all of which is expected to be deductible for tax purposes.  The other intangible assets are being amortized over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized.  Specifically, the trade names are being amortized over an average estimated useful life of 25 years, the patents are being amortized over an average of 7 years and the customer relationships are being amortized over an average of 30 years.  The weighted average useful life of intangible assets, excluding goodwill, created as a result of the acquisition is 23 years.  No residual value is estimated for the intangible assets.  Note that useful lives of the identified intangible assets may change once the valuation is finalized.

The acquisition of Mikron resulted in preliminary goodwill of $62.4 million.  The Company previously marketed and sold a wide range of products to the same customer base served by Mikron.  With the acquisition, the Company has expanded its product offering and its customer base and can now market more broadly within the entire base of OEM customers in the window and door manufacturing market.  The reliability, service levels and synergies established with the Company’s base of customers within this segment allow for the potential of improved performance from Mikron.  In addition, Mikron has several new products in the early stages of the product life cycle that build upon their existing offerings.  The ability to provide customers a suite of complimentary products and the expanded product offerings being rolled out are of considerable value to the Company.

The following table provides unaudited proforma results of operations for the three months ended January 31, 2005 and January 31, 2004, as if Mikron had been acquired as of the beginning of each fiscal year presented.  The proforma results include certain adjustments including estimated interest impact from the funding of the acquisition, estimated depreciation and amortization of fixed and identifiable intangible assets and estimated income taxes based upon an effective tax rate of 38.5%.  However, the proforma results presented do not include any anticipated cost savings or other synergies related to the acquisition.  Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Proforma
	Three Months Ended January 31,
	2005	2004
	(In thousands)
Net sales	$492,750	$293,712
Net income attributable to common stockholders	28,181	7,578
Diluted net earnings per common share	$1.09	$0.30

5.                                      Inventories

Inventories consist of the following:

	January 31, 2005	October 31, 2004
	(In thousands)
Raw materials	$38,228	$24,562
Finished goods and work in process	91,346	78,088
	129,574	102,650
Other	13,501	12,717
	$143,075	$115,367

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	January 31, 2005	October 31, 2004
	(In thousands)
LIFO	$68,718	$50,382
FIFO	74,357	64,985
	$143,075	$115,367

For purposes of valuing LIFO inventories, a projection of the year-end LIFO reserve is calculated each quarter.  Based on this projection, the Company records an estimate of the LIFO change during the year.  At the end of the fiscal year, the actual LIFO inventory change is calculated and recorded.  With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $34.4 million as of January 31, 2005 and October 31, 2004.

6.                                      Acquired Intangible Assets

Intangible assets, including the preliminary valuation of those acquired as part of Mikron, consist of the following (in thousands):

	As of January 31, 2005			As of October 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Life

Amortized intangible assets:
Non-compete Agreements	$313	$204	2 years	$313	$187	2 years
Patents*	25,877	1,119	12	15,277	883	16
Trademarks and Trade Names*	37,930	546	23	8,230	420	14
Customer Relationships*	23,691	555	27	2,491	416	5
Other intangibles	1,201	325	3	1,201	250	3
Total	$89,012	$2,749	21 years	$27,512	$2,156	13 years

Unamortized intangible assets:
Trade Name	$2,200			$2,200

* - Values and useful lives of the identified intangible assets identified as part of the preliminary Mikron valuation are subject to change upon finalization of the valuation.

The aggregate amortization expense for the three month periods ended January 31, 2005 and 2004 is $597 thousand and $233 thousand, respectively.  Estimated amortization expense for the next five years, based upon the amortization of preexisting intangibles as well as preliminary amortization estimates for the intangibles acquired as part of Mikron, follows (in thousands):

Fiscal Years Ending October 31,	Estimated Amortization

2005 (remaining nine months)	$8,461
2006	7,146
2007	6,454
2008	5,380
2009	3,295

7.                                      Earnings Per Share

The computational components of basic and diluted earnings per share are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended January 31, 2005			For the Three Months Ended January 31, 2004
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount

Basic Earnings Per Share Computation	$28,235	24,984	$1.13	$6,427	24,477	$0.26
Effect of Dilutive Securities
Effect of common stock equivalents arising from stock options	—	373		—	329
Effect of common stock equivalents arising from settlement of contingent convertible debentures	—	326		—	—
Effect of common stock held by rabbi trust	—	87		—	78

Diluted Earnings Per Share Computation
Total diluted net earnings	$28,235	25,770	$1.10	$6,427	24,884	$0.26

On January 26, 2005, the Company announced that it had irrevocably elected to settle the principal amount of its 2.50% Convertible Senior Debentures due 2034 (the “Debentures”) in cash when they become convertible and are surrendered by the holders thereof.  The Company retains its option to satisfy any premium obligation (stock price in excess of conversion price) with either shares, cash or a combination of shares and cash.  On January 31, 2005, the Company adopted the consensus reached by the EITF on Issue 04-8 which requires that the Company include in diluted earnings per share all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price.  As a result of the Company’s election, diluted earnings per share includes only the amount of shares it would take to satisfy the premium obligation assuming all of the Debentures were surrendered.  For calculation purposes, the average closing price of the Company’s common stock for each of the periods presented is the basis used to determine dilution.

8.                                      Comprehensive Income

Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, including realized and unrealized gains and losses on derivatives, minimum pension liability adjustments and foreign currency translation adjustments.  Total comprehensive income for the three months ended January 31, 2005 is $28.2 million.  Total comprehensive income for the three months ended January 31, 2004 is $6.4 million.

9.                                      Long-term Debt

Long-term debt consists of the following:

	January 31, 2005	October 31, 2004
	(In thousands)
“Bank Agreement” Revolver	$170,000	$—
2.50% Convertible Senior Debentures due 2034	125,000	125,000
City of Huntington, Indiana Economic Development Refunding Revenue Bonds	1,665	1,665
City of Richmond, Kentucky Industrial Building Revenue Bonds	7,175	—
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	2,000	2,000
Temroc Industrial Development Revenue Bonds	1,975	2,027
Other	337	260
	$308,152	$130,952
Less maturities due within one year included in current liabilities	483	456
	$307,669	$130,496

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

On December 19, 2003, the Company executed an agreement with the banks to increase the Bank Agreement revolver from $200 million to $310 million to provide funds necessary for acquisitions.  On April 9, 2004, the Company requested and received consent from its credit facility bank group to extend the maturity date of its Revolving Credit Agreement from November 15, 2005 to February 28, 2007.

The Bank Agreement requires maintenance of certain financial ratios and maintenance of a minimum consolidated tangible net worth. As of January 31, 2005, the Company was in compliance with all current Bank Agreement covenants.

Convertible Senior Debentures

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

The net proceeds from the offering, totaling approximately $122 million, were used to repay a portion of the amounts outstanding under the revolving credit agreement.

The December 31, 2004 three-for-two stock split coupled with the dividend increases authorized in September 2004 and December 2004 resulted in the Company having to adjust the conversion rate of the Debentures.  The adjusted conversion rate of 26.1113 shares of our common stock per $1,000 principal amount of debentures is equivalent to an adjusted conversion price of $38.2976 per share of common stock subject to adjustment in some events.

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

As of January 31, 2005, the Debentures were not convertible. During the month of February 2005, the Company’s common stock has been trading at prices in excess of 120% of the conversion price per share.

On January 25, 2005, the Company and the trustee for the Debentures executed a supplemental indenture to the indenture governing the Debentures.  The indenture previously allowed the Company, on the date the Debentures first become convertible, to make an election to settle the principal amount of its obligation with either common stock, cash or a combination of the two.  The amendment effectuated by the supplemental indenture permits the Company to elect the method by which the principal amount of the obligation will be settled in advance of when the Debentures become convertible.

On January 26, 2005, the Company announced that it had irrevocably elected to settle the principal amount of its Debentures in cash when they become convertible and are surrendered by the holders thereof.  The Company retains its option to satisfy any premium obligation (stock price in excess of conversion price) with either shares, cash or a combination of shares and cash.

10.                               Pension Plans and Other Postretirement Benefits

The components of net pension and other postretirement benefit cost are as follows:

	Three Months Ended January 31,
	2005	2004
	(In thousands)

Pension Benefits:
Service cost	$856	$864
Interest cost	858	866
Expected return on plan assets	(718)	(724)
Amortization of unrecognized transition asset	(33)	(33)
Amortization of unrecognized prior service cost	57	57
Amortization of unrecognized net loss	199	201
Net periodic pension cost	$1,219	$1,231

	Three Months Ended January 31,
	2005	2004
	(In thousands)

Postretirement Benefits:
Service cost	$36	$27
Interest cost	150	112
Net amortization and deferral	(56)	(42)
Net periodic postretirement benefit cost	$130	$97

During the three months ended January 31, 2005, the Company made contributions of $50,000 to its defined benefit pension plans.  The Company estimates that it will contribute a total of $300,000 to its defined benefit plans during fiscal 2005.

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

	Three Months Ended January 31,
	2005	2004
	(In thousands)
Net Sales
Vehicular Products(1)(2)	$274,576	$131,046
Building Products(3)(4)	195,607	120,961
Consolidated	$470,183	$252,007

Operating Income (Loss)
Vehicular Products(1)(2)	$44,219	$9,592
Building Products(3)	22,143	4,960
Corporate & Other(5)	(7,248)	(3,505)
Consolidated	$59,114	$11,047

	January 31, 2005	October 31, 2004
	(In thousands)
Identifiable Assets
Vehicular Products(1)(2)	$497,801	$475,491
Building Products(3)(4)	611,988	378,688
Corporate & Other(5)	24,559	39,432
Discontinued Operations(2)(4)	2,678	35,911
Consolidated	$1,137,026	$929,522

Goodwill
Vehicular Products	$13,496	$13,496
Building Products(3)(4)	183,592	121,174
Consolidated	$197,088	$134,670

(1)                    Fiscal 2004 includes MACSTEEL Monroe as of January 1, 2004.

(2)                    Piper Impact is included in discontinued operations for all periods presented.

(3)                    Fiscal 2004 includes TruSeal as of January 1, 2004.  Fiscal 2005 includes Mikron as of December 10, 2004.

(4)                    Nichols Aluminum – Golden is included in discontinued operations for all periods presented.

(5)                    Included in “Corporate & Other” are inter-segment eliminations, consolidated LIFO inventory adjustments, corporate expenses and assets.

12.                               Treasury Stock and Stock Option Exercises

On August 26, 2004, the Board of Directors authorized the Company to reload its stock buyback program, increasing the existing authorization up to 1 million shares.  No shares were purchased during the three months ended January 31, 2005 nor were any purchased during all of fiscal 2004.  At January 31, 2005, there were no shares in treasury stock.

The Company has various restricted stock and stock option plans for key employees and directors as described in its Annual Report on Form 10-K for the fiscal year ended October 31, 2004.  Below is a table summarizing the stock option activity in all plans since October 31, 2004:

	Shares Exercisable	Shares Under Option	Average Price Per Share

Balance at October 31, 2004	663,693	1,207,670	$21
Granted		312,826	40
Exercised		(161,656)	19
Cancelled / Lapsed		(3,925)	35
Balance at January 31, 2005	702,684	1,354,915	$25

13.                               Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes.  The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits.  It also includes the effect of any valuation allowance expected to be necessary at the end of the year.  The Company’s estimated annual effective tax rate increased to 38.5% in fiscal 2004 primarily due to an increase in state tax expense.  The Company continues to use an estimated annual effective tax rate of 38.5% in fiscal 2005.

Included in income taxes payable as of January 31, 2005, is $7.4 million of income tax contingencies primarily associated with the Company’s case before the Tax Court.  See Note 14 for further explanation.

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

Total remediation reserves, at January 31, 2005, for Quanex’s current plants, former operating locations, and disposal facilities were approximately $9.3 million. This represents an increase of $0.8 million from the balance as of October 31, 2004.  The difference is primarily attributable to new information received during the first quarter of 2005 about the Company’s alleged responsibility for cleanup activities.  Of the current remediation reserve, approximately $2.0 million represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. On the balance sheet, $9.0 million of the remediation reserve is included in non-current liabilities with the remainder in accrued liabilities (current).

Approximately 55% of the total remediation reserve is currently allocated to cleanup work relating to the former Piper Impact operation. At present, the largest component is for remediation of soil and groundwater contamination from prior operators at the Piper Impact plant site on Highway 15 in New Albany, Mississippi.  The Company voluntarily implemented a state-approved remedial action plan there that includes natural attenuation together with a groundwater collection and treatment system, but the Company continues to investigate site conditions and evaluate performance of the remedy.  During the first quarter of 2005, the Company sold the Piper Impact business, including its sole operating facility on Barkley Drive in New Albany.  The Company currently owns the Highway 15 location, which no longer is operating.

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

The final remediation costs and the timing of the expenditures at Piper Impact and other sites will depend upon such factors as the nature and extent of contamination, the cleanup technologies employed, and regulatory concurrences. While actual remediation costs therefore may be more or less than amounts accrued, management believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities.  It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals that would be material to Quanex’s financial statements because of uncertainties as to the extent of environmental impact, cleanup technologies, and concurrence of governmental authorities.  The Company currently expects to pay the accrued remediation reserve through at least fiscal 2025, although some of the same factors discussed earlier could accelerate or extend the timing.

For fiscal 2005, the Company estimates expenses at its facilities will be approximately $2.9 million for continuing environmental compliance. In addition, the Company estimates that capital expenditures for environmental compliance in fiscal 2005 will be approximately $2.7 million.  Future expenditures relating to environmental matters will necessarily depend upon the application to Quanex and its facilities of future regulations and government decisions. Quanex will continue to have expenditures in connection with environmental matters beyond fiscal 2005, but it is not possible at this time to reasonably estimate the amount of those expenditures except as discussed above. Based upon its analysis and experience to date, Quanex does not believe that its compliance with the Clean Air Act or other environmental requirements will have a material adverse effect on its operations or financial condition.

Tax Liability

As reported in the annual report on Form 10-K for the year ended October 31, 2004, the Company is currently involved in a case in Tax Court regarding the disallowance of a capital loss realized in 1997 and 1998.  During 2004, the Company made a tax payment of $10.0 million related to the case.  The payment was made to curtail the running of the interest outstanding.  Adequate provision had been made in prior years and the Company believes the outcome of the case will not have a material impact on its financial position or results of operation.

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

15.                               Discontinued Operations

The Company classified Piper Impact and Nichols Aluminum – Golden as held for sale in the third quarter and fourth quarter of fiscal year 2004, respectively.  Piper Impact was historically included in the Company’s Vehicular Products segment, while Nichols Aluminum – Golden was included in the Building Products segment.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations, financial position and cash flows of both Piper Impact and Nichols Aluminum – Golden have been reflected in the consolidated financial statements and notes as a discontinued operation for all periods presented.  Nichols Aluminum – Golden was sold September 30, 2004, while the Piper Impact business was sold January 25, 2005.  During fiscal 2004, Piper Impact’s operations were consolidated from two facilities into one.

The sale of Piper Impact in the first quarter of 2005, including only the one operating facility, resulted in a net loss of $2.2 million for the quarter.  As a result of the sale of the Piper Impact business, the Company reduced the carrying value of the remaining facility to an estimated fair market value as a standalone facility.  This resulted in an additional net loss of $2.1 million during the first quarter of 2005.  The loss on sale of Piper Impact and loss from the reduction of the fair market value of the remaining Piper Impact facility combined with a $0.1 million loss as a result to the working capital adjustment for the Nichols Aluminum – Golden sale and a $1.1 million net loss for Piper Impact during the quarter resulted in a net loss from discontinued operations of $5.5 million for the first quarter of 2005.

Comparative balance sheets of the discontinued operations were as follows:

	January 31, 2005	October 31, 2004
	(In thousands)
Accounts and notes receivable, net	$—	$2,658
Inventories	—	2,695
Deferred income taxes	—	492
Other current assets	—	3,914
Total current assets	—	9,759
Property, plant and equipment, net	500	10,796
Other assets	2,178	15,354
	$2,678	$35,909

Accounts payable	$297	$1,763
Accrued and other	869	2,339
Total current liabilities	1,166	4,102
Other liabilities	383	423
Total liabilities	$1,549	$4,525

Operating results of the discontinued operations were as follows:

	Three Months Ended January 31,
	2005	2004
	(In thousands)
Net sales	$4,099	$29,214
Loss from discontinued operations	(1,825)	(361)
Loss on sale of discontinued operations	(6,688)	—
Income tax benefit	3,037	141
Net loss from discontinued operations	$(5,476)	$(220)

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

The discussion and analysis of Quanex Corporation and its subsidiaries’ (the “Company”) financial condition and results of operations should be read in conjunction with the January 31, 2005 and October 31, 2004 Consolidated Financial Statements of the Company and the accompanying notes.

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

Factors exist that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements.  Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, availability of steel and aluminum scrap, energy costs, interest rates, construction delays, market conditions, particularly in the vehicular, home building and remodeling markets, any material changes in purchases by the Company’s principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company’s successful implementation of its internal operating plans and acquisition strategies, successful integration of recent acquisitions, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings.  Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved.  All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

Consolidated Results of Operations

Summary Information

	Three Months Ended January 31,
	2005	2004	Change	%
	(In millions)
Net sales	$470.2	$252.0	$218.2	86.6%
Cost of sales	372.8	217.8	155.0	71.2
Selling, general and administrative	23.2	12.0	11.2	93.3
Depreciation and amortization	15.1	11.6	3.5	30.2
Gain on sale of land	—	(0.4)	0.4	(100.0)
Operating income	59.1	11.0	48.1	437.3
Operating income margin	12.6%	4.4%	8.2%
Interest expense	(2.4)	(0.9)	(1.5)	166.7
Other, net	(1.9)	0.4	(2.3)	(575.0)
Income tax expense	(21.1)	(3.9)	(17.2)	441.0
Income from continuing operations	$33.7	$6.6	$27.1	410.6%

Overview

Net sales for the three months ended January 31, 2005, were a record for the quarter, up 86.6% over the first quarter of 2004.  Combined net sales from the Company’s December 31, 2003, acquisitions of MACSTEEL Monroe and TruSeal Technologies were $123.7 million in the first quarter of 2005.  Combined first quarter earnings of MACSTEEL Monroe and TruSeal contributed $0.36 (after interest expense) to diluted earnings per share versus $0.04 per share reported for one month’s combined results in last year’s first quarter.

Demand at the Vehicular Products and Building Products segments was solid throughout the quarter, and backlogs remain healthy.  Income from continuing operations was a record, up $27.1 million in the first quarter of 2005, compared to the same period last year.  While raw material costs were higher in the first quarter of 2005 compared to the first quarter of 2004, increased average prices, both base price and surcharges, resulted in margin expansion for the quarter.

Business Segments

Quanex has two market-focused segments:  Vehicular Products and Building Products.  The Vehicular Products segment produces engineered steel bars and extruded products for the light vehicle, heavy duty truck, agricultural, defense, recreational and energy markets.  The Vehicular Products segment’s primary market drivers are North American light vehicle builds and, to a lesser extent, heavy duty truck builds.  The Building Products segment produces engineered products and components serving the window and door industry, and mill finished and coated aluminum sheet serving the broader building products markets.  The main market drivers of this segment are residential housing starts and remodeling expenditures.

2005 First Quarter Compared to 2004 First Quarter

Vehicular Products

	Three Months Ended January 31,(2)
	2005	2004(1)	Change	%
	(In millions)
Net sales	$274.6	$131.0	$143.6	109.6%
Cost of sales	215.9	110.5	105.4	95.4
Selling, general and administrative	6.0	3.6	2.4	66.7
Depreciation and amortization	8.5	7.3	1.2	16.4
Operating income	$44.2	$9.6	$34.6	360.4%
Operating income margin	16.1%	7.3%	8.8%

(1)          Fiscal 2004 includes MACSTEEL Monroe as of January 1, 2004.

(2)          All periods presented exclude Piper Impact which is included in discontinued operations.

North American light vehicle builds were up approximately 3% during the first quarter of 2005 compared to the same period last year, and demand from heavy duty truck customers continues to grow, with overall production up approximately 60% over the first quarter of 2004.  All three of the Company’s engineered steel bar operations produced at very high utilization rates.  Segment operating income for the first quarter of 2005, compared to the same period last year, benefited from new customer programs, cost improvements, higher selling prices, falling scrap costs and the acquisition of MACSTEEL Monroe.

Excluding the impact of MACSTEEL Monroe, net sales for the first quarter of 2005 were higher than the first quarter of 2004 by 52.5%.  The increase in net sales was primarily a result of the 55.7% increase in average selling prices, excluding MACSTEEL Monroe.  While base prices increased, the change is largely attributable to higher steel scrap surcharges in the first quarter of fiscal 2005.

Operating income was higher than the first quarter of 2004 due to two additional months of MACSTEEL Monroe coupled with higher average selling prices and scrap surcharges.  Cost of sales and selling, general and administrative expenses increased 38.9% and 19.9%, respectively, while depreciation and amortization was flat, all exclusive of MACSTEEL Monroe.  The higher average selling prices and scrap surcharges combined to more than offset the higher selling, general and administrative costs and sharp increase in material scrap prices when comparing the first quarter of 2005 to the first quarter of 2004.

The increase in the operating income margin in the first quarter of 2005 compared to the first quarter of 2004 is a result of the segment’s trailing surcharge mechanism being in place during a period when the Company experiences a decrease in raw material prices.  As raw material prices increase, margins are initially squeezed because of the surcharge lag.  The opposite occurs as raw material prices decline, which is a primary contributor to the increase in the operating income margin percentage (See Commodity Price Risk in Item 3 “Quantitative and Qualitative Disclosure about Market Risk” for further explanation).

Building Products

	Three Months Ended January 31,
	2005(2)	2004(1)	Change	%
	(In millions)

Net sales	$195.6	$121.0	$74.6	61.7%
Cost of sales	156.7	106.6	50.1	47.0
Selling, general and administrative	10.2	5.2	5.0	96.2
Depreciation and amortization	6.6	4.2	2.4	57.1
Operating income	$22.1	$5.0	$17.1	342.0%
Operating income margin	11.3%	4.1%	7.2%

(1)          Fiscal 2004 includes TruSeal as of January 1, 2004.

(2)          Fiscal 2005 includes Mikron as of December 10, 2004.

Housing starts and remodeling activity during the first quarter of 2005 remained at surprisingly good levels considering the adverse impact winter weather always brings.  Order rates at the Company’s window and door components business remained healthy.  Additionally, the Company’s aluminum sheet business had an especially strong first quarter of 2005.  Shipments to traditional building and construction customers remained excellent, while sales to capital equipment, service center, and transportation customers remained above first quarter 2004 levels.  This strong demand allowed for higher selling prices during the quarter.

Excluding the impact of revenues from TruSeal and Mikron, net sales for the first quarter of 2005 were higher than the first quarter of 2004 by 32.9%.  The increase in net sales was a result of the increased volume across the entire segment, combined with a 29.5% increase in aluminum sheet prices.

Operating income for the first quarter of 2005 was higher than the first quarter of 2004 due mainly to increased volume and higher average selling prices, that more than offset the impact from the higher raw material costs.  Excluding TruSeal and Mikron, cost of sales and selling, general and administrative expenses increased 21.1% and 12.1%, respectively, in the first quarter of 2005 compared to the first quarter of 2004.  The increased cost of sales is primarily a result of a 15.1% increase in aluminum raw material prices.  The increased selling, general and administrative expenses is a result of increased incentives earned as a result of the solid operating results, coupled with backfill costs associated with the Company’s Sarbanes-Oxley implementation project.

The increase in the operating income margin in the first quarter of 2005, compared to the first quarter of 2004, is a result of increased spreads realized during the quarter from the segment’s aluminum sheet products.  Demand was also strong, which allowed the segment to more effectively leverage its fixed costs.  The Company’s acquisition of TruSeal in the first quarter of 2004 also contributed favorably to the increase in operating income margin, as demand for the additional products and services available as a result of the acquisition continued to grow.

Corporate and Other

	Three Months Ended January 31,
	2005	2004	Change	%
	(In millions)
Cost of sales	$0.1	$0.7	$(0.6)	(85.7)%
Selling, general and administrative	7.0	3.1	3.9	125.8
Depreciation and amortization	0.1	0.1	—	—
Gain on sale of land	—	(0.4)	0.4	(100.0)
Operating loss	$(7.2)	$(3.5)	$(3.7)	105.7%

Corporate and other operating expenses, which are not in the two operating segments mentioned above, include the consolidated LIFO inventory adjustments (calculated on a combined pool basis), corporate office expenses and inter-segment eliminations.  The primary cause for the increase is a combination of increased professional fees incurred as part of the Company’s Sarbanes-Oxley implementation project coupled with increased incentives earned as a result of the solid operating results.

Interest expense (on the income statement) for the three months ended January 31, 2005 was $2.4 million compared to $0.9 million from the same period a year ago.  The increase is a result of the average debt outstanding for the comparative quarters.  The first quarter of 2005 had a full quarter of interest associated with the Debentures along with interest on the $200 million of borrowings on the Bank Agreement to fund the Mikron acquisition.

Other, net (on the income statement) for the three months ended January 31, 2005 was an expense of $1.9 million compared to income of $0.4 million in the first quarter of 2004.  During the first quarter of 2005, the Company expensed $2.1 million associated with its Deferred Compensation Plan.  Each quarter, the Company values its liability for the Deferred Compensation Plan based upon the value of the underlying investment units.  At January 31, 2005, the liability related to the Deferred Compensation Plan was $2.1 million higher than at October 31, 2004, primarily due to a 56.0% increase in the Company’s common stock price from October 31, 2004 to January 31, 2005.

Loss from discontinued operations, net of taxes (on the income statement) for the three months ended January 31, 2005 was $5.5 million compared to $0.2 million for the same period a year ago.  The first quarter of 2005 includes Piper Impact’s $1.8 million operating loss for the quarter coupled with the losses on the sale of the business and the write-down of the remaining property (see Item 1 “Financial Statements” Note 15).

Outlook

Overall customer demand in the Company’s two target markets, vehicular products and building products, is expected to remain robust through fiscal 2005.

Vehicular Products segment – Light vehicle build rates for the second fiscal quarter are expected to remain at healthy levels, albeit down from a year ago, particularly for the domestic producers.  However, new programs, ongoing excellent heavy truck demand and the strength in secondary markets including farm and construction equipment, capital goods and defense will keep the segment at high operating rates throughout the second quarter.

Building Products segment – The drivers within the segment remain positive, supported by favorable interest rates and an improving job outlook.  The segment will also benefit from very strong organic growth, a more balanced supply/demand aluminum marketplace and the Mikron acquisition.

Taken together, Quanex expects to report record fiscal 2005 diluted earnings per share from continuing operations in the range of $5.00 per share to $5.40 per share, a significant improvement over $2.30 per share for fiscal 2004.  For the second quarter, the Company expects diluted earnings per share from continuing operations to be in the range of $1.40 per share to $1.50 per share, up from the $0.43 per share reported in the second quarter of 2004.  The Company expects diluted earnings per share to be reduced by about $0.05 associated with the Debentures premium, which is reflected in the second quarter guidance.  The Company estimates that for each $3.00 increase in its stock price, diluted earnings per share will be reduced by $0.01 per quarter.  Quanex cautions that the combination of short cycle businesses and volatile raw material input costs makes forecasting problematic.

Liquidity and Capital Resources

Sources of Funds

The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its secured Revolving Credit Agreement (“Bank Agreement”).  On December 19, 2003, the Company executed an agreement with our credit facility banks to increase the Bank Agreement revolver from $200 million to $310 million to provide the funds necessary for acquisitions.  On April 9, 2004, the Company requested and received consent from its credit facility bank group to extend the maturity date of its Revolving Credit Agreement from November 15, 2005 to February 28, 2007.

At January 31, 2005, the Company had $170.0 million borrowed under the Bank Agreement and $125.0 million outstanding 2.50% Senior Convertible Debentures due May 15, 2034 (the “Debentures”).  This represents a $170.0 million increase from October 31, 2004 borrowing levels, resulting from the Mikron acquisition, completed during the first quarter of 2005.

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

The Company’s working capital was $159.7 million at January 31, 2005 compared to $140.1 million at October 31, 2004.  The change in working capital was largely a result of having to fund an 87% increase in sales coupled with higher raw material prices.  Excluding the addition of Mikron, the strong sales during the quarter resulted in an increase in accounts receivable of $6.4 million in addition to a $17.8 million increase in inventory.  Accounts payable and accrued liabilities, combined, declined $17.5 million leading to an additional increase in working capital.  Approximately $12.0 million of the accounts payable decrease is related to the timing of certain payments in relation to the particular day the quarter ended.

Operating Activities

Cash provided by operating activities during the three months ended January 31, 2005 was $10.4 million compared to $10.9 million for the same three-month period of 2004.  The cash generated by the increase in operating income in the first quarter of 2005 was offset by a reduction of the amount of cash required by working capital accounts compared to the same period of 2004.

Investment Activities

Net cash used for investment activities during the three months ended January 31, 2005 was $195.1 million compared to $236.0 million for the same period of 2004.  Investment activities for the three months ended January 31, 2005 included the acquisition and related costs for Mikron of $197.4 million, net of cash acquired.  Capital expenditures increased $4.8 million to $8.8 million in the three months ended January 31, 2005 from $4.0 million in the same period of the previous year.  This increase was all related to the Building Products segment, primarily due to $2.5 million of capital expenditures at the recently acquired Mikron operation coupled with $0.9 million of increases at the aluminum sheet business and $1.3 million of additional spending at the Company’s window and door component businesses.  The Company estimates that fiscal 2005 capital expenditures will be in line with depreciation of approximately $60 million.  At January 31, 2005, the Company had commitments of approximately $13.8 million for the purchase or construction of capital assets.  The Company plans to fund these capital expenditures through cash flow from operations.

Financing Activities

Net cash provided by financing activities for the three months ended January 31, 2005 was $171.2 million compared to $213.2 million during the same prior year period.  The Company made net borrowings of $170.0 million on the bank revolver in the first quarter of 2005 compared to borrowings of $210.0 million against the bank revolver during the same three months of fiscal 2004.  Additionally, Quanex received $4.4 million in the three months ended January 31, 2005 for the issuance of common stock related to the exercise of options, versus $6.7 million in the same period last year.

The Board of Directors of the Company authorized quarterly dividend increases of $0.0133 per share and $0.0083 per share in August 2004 and December 2004, respectively.  The dividend increases resulted in dividend payments of $3.5 million in the first quarter of 2005 compared to $2.8 million of dividend payments in the same period last year.

Critical Accounting Estimates

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

The Company believes the following are the most critical accounting estimates used in the preparation of the Company’s consolidated financial statements as well as the significant judgments and uncertainties affecting the application of these estimates.

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

Environmental Contingencies

Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, Quanex must make capital and other expenditures on an ongoing basis. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals.  Costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable.  When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of parties participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections.  Discovery in future assessments of unanticipated conditions or the establishment of new legal requirements could result in an increase in actual cash required to remediate contamination and in expenses being incurred in future periods.

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

Discontinued Operations

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company presents the results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for “held for sale accounting” as discontinued operations. At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of carrying value in excess of fair value less cost to sell is recorded in the period the operation meets held for sale accounting.  Management judgment is required to (1) assess the criteria required to meet held for sale accounting, and (2) estimate fair value.  Changes to the operation could cause it to no longer qualify for held for sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses.

New Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share,” that was then ratified by the Financial Accounting Standards Board (“FASB”) in October 2004.  The consensus that was reached requires that all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price should be included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met.  The consensus should be applied to reporting periods ending after December 15, 2004.  The consensus reached should be applied retroactively to instruments outstanding at the date of adoption of this consensus.  The Company adopted the consensus reached by the EITF on Issue 04-8 on January 31, 2005.  The adoption of the consensus is not expected to have a material impact on the Company’s consolidated financial position or results of operations.  See Item 1 “Financial Statements” Note 7 for further discussion of the impact of such adoption.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS No. 123R are effective for the first interim or annual reporting period that begins after June 15, 2005; therefore, Quanex will adopt the new requirements no later than the beginning of the fourth quarter of fiscal 2005. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, which include whether the Company should adopt the requirements on a retrospective basis and which valuation model is most appropriate.

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

Interest Rate Risk

The Company and its subsidiaries have a Bank Agreement and other long-term debt which subject the Company to the risk of loss associated with movements in market interest rates.  The Company and certain of its subsidiaries’ floating-rate obligations total $179.1 million or 58.1% of total debt at January 31, 2005.

At January 31, 2005, the Company had fixed-rate debt totaling $129.0 million or 41.9% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates.  The aggregate availability under the Bank Agreement was $124.2 million at January 31, 2005, which is net of $15.8 million of outstanding letters of credit.  Based on the outstanding balance of the Bank Agreement of $170.0 million at January 31, 2005, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $1.7 million on an annualized basis.

Commodity Price Risk

The Vehicular Products segment has a scrap surcharge program in place, which is a practice that is well established within the engineered steel bar industry.  The scrap surcharge is based on a three city, three month trailing average of #1 bundle scrap prices.  The Company’s long-term exposure to changes in scrap prices is significantly reduced because of the surcharge program.  Over time, the Company recovers the majority of its scrap cost increases, though there is a level of exposure to short-term volatility because of the three month lag.

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

Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum.  To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect.  During the first quarter of 2005, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments.  There were no outstanding LME hedges as of January 31, 2005.

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

Item 6.  Exhibits

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

Exhibit Number	Description Of Exhibits
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

4.11

Form of Consent and Fourth Amendment to Revolving Credit Agreement dated November 18, 2004 by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks, filed as Exhibit 4.11 to the Registrant's Annual Report on Form 10-K (Reg. No. 001-05725) dated December 21, 2004.

* 4.12

Fifth Amendment to Revolving Credit Agreement dated March 11, 2005 by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks.

*† 10.1	Amendment to Letter Agreement between Quanex Corporation and Raymond A. Jean, dated December 1, 2004.

*† 10.2	Amended and Restated Quanex Corporation Executive Incentive Compensation Plan, effective December 2, 2004.

*† 10.3	Quanex Corporation Long Term Incentive Plan, as amended December 2, 2004.

* 10.4	Third Amendment to the Piper Impact 401(k) Plan, effective January 24, 2005.

*† 10.5	Form of Restricted Stock Award Agreement for Directors under the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan.

*† 10.6	Form of Restricted Stock Award Agreement for Officers under the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan.

*† 10.7	Form of Nonqualified Stock Option Agreement for Officers under the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan.

*† 10.8	Form of Nonqualified Stock Option Agreement for New Directors under the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan.

Exhibit Number	Description Of Exhibits
*† 10.9	Form of Nonqualified Stock Option Agreement for annual grants to Directors under the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan.

* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QUANEX CORPORATION

/s/ Terry M. Murphy
Terry M. Murphy
Date: March 11, 2005	Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Brent L. Korb
Brent L. Korb
Date: March 11, 2005	Vice President – Corporate Controller (Principal Accounting Officer)