Form 10-Q
period 2005-04-30
QUANEX CORP
filed 2005-06-01
CIK 276889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005
Common Stock, par value $0.50 per share	25,228,278

QUANEX CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)
Consolidated Balance Sheets–April 30, 2005 and October 31, 2004
Consolidated Statements of Income–Three Months and Six Months Ended April 30, 2005 and 2004
Consolidated Statements of Cash Flow–Six Months Ended April 30, 2005 and 2004
Notes to Consolidated Financial Statements

Item 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3:	Quantitative and Qualitative Disclosure about Market Risk

Item 4:	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings

Item 4:	Submission of Matters to a Vote of Security Holders

Item 5:	Other Information

Item 6:	Exhibits

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

QUANEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2005	October 31, 2004
	(In thousands)
ASSETS
Current assets:
Cash and equivalents	$16,830	$41,743
Accounts and notes receivable, net of allowance of $9,501 and $6,882	211,332	176,358
Inventories	139,280	115,367
Deferred income taxes	11,742	10,744
Other current assets	4,223	2,363
Current assets of discontinued operations	280	9,759
Total current assets	383,687	356,334
Property, plant and equipment	950,285	842,147
Less accumulated depreciation and amortization	(519,547)	(491,165)
Property, plant and equipment, net	430,738	350,982
Goodwill	198,957	134,670
Cash surrender value insurance policies, net	23,896	24,439
Intangible assets, net	85,898	27,556
Other assets	9,256	9,391
Assets of discontinued operations	2,678	26,150
Total assets	$1,135,110	$929,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$152,843	$161,674
Accrued liabilities	65,545	45,844
Income taxes payable	10,314	4,127
Current maturities of long-term debt	493	456
Current liabilities of discontinued operations	379	4,102
Total current liabilities	229,574	216,203
Long-term debt	247,607	130,496
Deferred pension credits	7,977	8,804
Deferred postretirement welfare benefits	7,597	7,745
Deferred income taxes	47,030	53,983
Non-current environmental reserves	9,019	8,188
Other liabilities	2,989	2,973
Liabilities of discontinued operations	423	423
Total liabilities	552,216	428,815
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding none	—	—
Common stock, $0.50 par value, shares authorized 50,000,000; issued 25,325,244 and 24,976,293	12,662	12,486
Additional paid-in-capital	202,792	187,513
Retained earnings	375,905	307,754
Unearned compensation	(1,921)	(824)
Accumulated other comprehensive loss	(4,489)	(4,463)
	584,949	502,466
Less common stock held by rabbi trust, 88,017 and 58,139 shares	(1,790)	(1,759)
Less cost of common stock held in treasury, 8,949 and -0- shares	(265)	—
Total stockholders’ equity	582,894	500,707
	$1,135,110	$929,522

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)

Net sales	$533,758	$372,912	$1,003,941	$624,919
Cost of sales	406,158	324,691	778,960	542,505
Selling, general and administrative expense	24,588	16,411	47,736	28,424
Depreciation and amortization	17,008	13,275	32,127	24,862
Gain on sale of land	—	—	—	(454)
Operating income	86,004	18,535	145,118	29,582
Interest expense	(2,971)	(1,831)	(5,350)	(2,756)
Other, net	581	382	(1,339)	822
Income from continuing operations before income taxes	83,614	17,086	138,429	27,648
Income tax expense	(32,191)	(6,298)	(53,295)	(10,213)
Income from continuing operations	51,423	10,788	85,134	17,435
Income (loss) from discontinued operations, net of tax of $279, $(325), $991 and $(26)	(438)	756	(1,551)	536
Loss on sale of discontinued operations, net of tax of $2,325	—	—	(4,363)	—
Net income	$50,985	$11,544	$79,220	$17,971

Basic earnings per common share:
Earnings from continuing operations	$2.04	$0.44	$3.40	$0.71
Income (loss) from discontinued operations	$(0.02)	$0.03	$(0.24)	$0.02
Basic earnings per share	$2.02	$0.47	$3.16	$0.73

Diluted earnings per common share:
Earnings from continuing operations	$1.95	$0.43	$3.29	$0.70
Income (loss) from discontinued operations	$(0.02)	$0.03	$(0.23)	$0.02
Diluted earnings per share	$1.93	$0.46	$3.06	$0.72

Weighted average common shares outstanding:
Basic	25,178	24,635	25,080	24,555
Diluted	26,624	25,035	26,235	24,959

Cash dividends per share	$0.1350	$0.1133	$0.2700	$0.2267

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended April 30,
	2005	2004
	(In thousands)
Operating activities:
Net income	$79,220	$17,971
Income (loss) from discontinued operations	5,914	(536)
Income from continuing operations	85,134	17,435
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of land	—	(454)
Depreciation and amortization	32,427	25,115
Deferred income taxes	(6,704)	4,560
Deferred pension and postretirement benefits	(975)	(5,826)

Changes in assets and liabilities net of effects from acquisitions and dispositions:
(Increase) decrease in accounts and notes receivable	(23,303)	(50,160)
(Increase) decrease in inventories	(12,613)	(18,536)
Increase (decrease) in accounts payable	(22,299)	31,406
Increase (decrease) in accrued liabilities	2,371	1,999
Increase (decrease) in income taxes payable	21,096	(2,040)
Other, net	(113)	161
Operating cash flow from discontinued operations	(2,129)	1,688
Cash provided by operating activities	72,892	5,348

Investment activities:
Acquisitions, net of cash acquired	(200,009)	(214,573)
Proceeds from sale of discontinued operations	11,592	—
Proceeds from sale of land	—	637
Capital expenditures, net of retirements	(22,069)	(7,673)
Other, net	(136)	(535)
Cash used for investment activities from discontinued operations	(179)	(615)
Cash used for investment activities	(210,801)	(222,759)

Financing activities:
Bank borrowings (repayments), net	109,973	200,000
Common stock dividends paid	(6,870)	(5,591)
Issuance of common stock, net	9,623	7,223
Other, net	258	(1,064)
Cash provided by financing activities	112,984	200,568
Effect of exchange rate changes on cash equivalents	12	25
Decrease in cash and equivalents	(24,913)	(16,818)

Cash and equivalents at beginning of period	41,743	22,108
Cash and equivalents at end of period	$16,830	$5,290

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,555	$2,031
Cash paid during the period for income taxes	$31,686	$5,720
Cash received during the period for income tax refunds	$82	$284

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

The Company sold its Nichols Aluminum – Golden business and substantially all of the assets of the Piper Impact business in the fourth quarter of 2004 and first quarter of 2005, respectively.  Accordingly, the assets and liabilities of Nichols Aluminum – Golden and Piper Impact are reported as discontinued operations in the Consolidated Balance Sheets presented, and their operating results and cash flows are reported as discontinued operations in the Consolidated Statements of Income and Consolidated Statements of Cash Flow, respectively (see Note 15).

In December 2004, the Company effected a three-for-two stock split in the form of a 50% stock dividend.  All prior periods presented have been adjusted on a retroactive basis after giving effect to such stock split.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and the Consolidated Financial Statements and notes thereto included in the Quanex Corporation Form 10-K for the fiscal year ended October 31, 2004, filed with the U.S. Securities and Exchange Commission on December 21, 2004.

2.                                      New Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share,” that was then ratified by the Financial Accounting Standards Board (“FASB”) in October 2004.  The consensus that was reached requires that all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price should be included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met.  The consensus should be applied to reporting periods ending after December 15, 2004.  The consensus reached should be applied retroactively to instruments outstanding at the date of adoption of this consensus.  The Company adopted the consensus reached by the EITF on Issue 04-8 on January 31, 2005.  The adoption of the consensus has not had a material impact on the Company’s consolidated financial position or results of operations.  See Note 7 for further discussion of the impact of such adoption.

In December 2004, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS No. 123R are effective for the first annual reporting period that begins after June 15, 2005; therefore, Quanex will adopt the new requirements no later than the beginning of the first quarter of fiscal 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, including which valuation model is most appropriate.

3.                                      Stock Based Employee Compensation

In accordance with SFAS No. 123, the Company continues to apply the rules for stock-based compensation contained in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” using the intrinsic value method. The pro forma effect on net income and earnings per share of the fair value based method of accounting for stock-based compensation as required by SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” is presented below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)

Net income, as reported	$50,985	$11,544	$79,220	$17,971
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(521)	(543)	(853)	(1,106)
Pro forma net income	$50,464	$11,001	$78,367	$16,865

Earnings per common share:
Basic as reported	$2.02	$0.47	$3.16	$0.73
Basic pro forma	$2.00	$0.45	$3.12	$0.69
Diluted as reported	$1.93	$0.46	$3.06	$0.72
Diluted pro forma	$1.91	$0.44	$3.02	$0.68

In December 2004, the FASB issued SFAS No. 123R.  SFAS No. 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements.  The provisions of SFAS No. 123R are effective for the first annual reporting period that begins after June 15, 2005; therefore, Quanex will adopt the new requirements no later than the beginning of the first quarter of fiscal 2006.

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

The Mikron acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”  Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisition and the results of operations were included in the Company’s consolidated financial statements as of the effective date of the acquisition.  Prior to the acquisition, under Subchapter S of the Internal Revenue Code, Mikron was not required to make a provision for Federal income taxes.  From the effective date of the acquisition, the Company has been making a provision for Federal income tax with respect to Mikron.  Except for the tax provision, there were no other material differences between the Company’s accounting policies and those of Mikron.

Mikron has been integrated into the Building Products segment.  The Company acquired Mikron to further expand the broad range of high quality components and products currently supplied to existing customers and to expand the customers served.  Mikron has a broad presence in the vinyl window market, the fastest growing segment of the industry, and increases the Company’s diversification within the window market.  The Company now has a broad product offering serving all three markets: wood, vinyl and aluminum.  As consideration for the acquisition of all of the outstanding capital stock of Mikron, the Company paid $198.2 million in cash, net of a working capital adjustment of $0.3 million, and assumed $7.2 million of debt.  The Company also incurred $0.7 million in transaction fees, including legal, valuation and accounting fees.

The preliminary allocation of assets and liabilities acquired and assumed is summarized below.  The preliminary allocation was based on independent appraisal and management’s estimates of fair values.  The allocations are not final and are subject to change based on final estimates of fair value and useful lives.  Because the allocation below is preliminary, the allocation of certain assets could change materially upon finalization of the purchase price adjustments and transaction fees.

As of Date of Opening Balance Sheet
(In thousands)
Cash and equivalents	$1,485
Accounts receivable, net of allowance for doubtful accounts	13,808
Inventories	9,941
Other current assets	1,040
Total current assets	26,274
Property, plant and equipment	86,571
Goodwill	62,061
Other intangible assets:
Trade names	29,700
Patents	10,600
Customer relationships	21,200
Total other intangible assets	61,500
Other assets	183
Total assets	$236,589

Accounts payable	$12,920
Accrued liabilities	17,857
Total current liabilities	30,777
Other liabilities	7,175
Total liabilities	37,952
Investment	198,637
Total liabilities and equity	$236,589

The preliminary allocations resulted in goodwill of $62.1 million, all of which is expected to be deductible for tax purposes.  The other intangible assets are being amortized over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized.  Specifically, the trade names are being amortized over an average estimated useful life of 25 years, the patents are being amortized over an average of 7 years and the customer relationships are being amortized over an average of 20 years.  The weighted average useful life of intangible assets, excluding goodwill, created as a result of the acquisition, is 20 years.  No residual value is estimated for the intangible assets.

The acquisition of Mikron resulted in preliminary goodwill of $62.1 million.  The Company previously marketed and sold a wide range of products to the same customer base served by Mikron.  With the acquisition, the Company has expanded its product offering and its customer base and can now market more broadly within the entire base of OEM customers in the window and door manufacturing market.  The reliability, service levels and synergies established with the Company’s base of customers within this segment allow for the potential of improved performance from Mikron.  In addition, Mikron has several new products in the early stages of the product life cycle that build upon their existing offerings.  The Company believes that the ability to provide customers a suite of complimentary products and the expanded product offerings being rolled out by Mikron are of considerable value.

The following table provides actual results for the three months ended April 30, 2005, and unaudited proforma results of operations for the three months ended April 30, 2004, as well as the six months ended April 30, 2005 and April 30, 2004, as if Mikron had been acquired as of the beginning of each fiscal year presented.  The proforma results include certain adjustments including estimated interest impact from the funding of the acquisition, estimated depreciation and amortization of fixed and identifiable intangible assets and estimated income taxes based upon an effective tax rate of 38.5%.  However, the proforma results presented do not include any anticipated cost savings or other synergies related to the acquisition.  Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Actual	Pro forma
	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net sales	$533,758	$419,827	$1,026,508	$713,539
Net income attributable to common stockholders	50,985	11,785	78,840	18,224
Diluted net earnings per common share	$1.93	$0.47	$3.04	$0.73

5.                                      Inventories

Inventories consist of the following:

	April 30,	October 31,
	2005	2004
	(In thousands)
Raw materials	$33,161	$24,562
Finished goods and work in process	92,711	78,088
	125,872	102,650
Other	13,408	12,717
	$139,280	$115,367

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	April 30,	October 31,
	2005	2004
	(In thousands)
LIFO	$61,526	$50,382
FIFO	77,754	64,985
	$139,280	$115,367

For purposes of valuing LIFO inventories, a projection of the year-end LIFO reserve is calculated each quarter.  Based on this projection, the Company records an estimate of the LIFO change during the year.  At the end of the fiscal year, the actual LIFO inventory change is calculated and recorded.  With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $34.4 million as of April 30, 2005 and October 31, 2004.

6.                                      Acquired Intangible Assets

Intangible assets, including the preliminary valuation of those acquired as part of Mikron, consist of the following (dollars in thousands):

	As of April 30, 2005			As of October 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortizable Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortizable Life

Amortized intangible assets:
Non-compete Agreements	$313	$221	2 years	$313	$187	2 years
Patents	25,877	2,411	12	15,277	883	16
Trademarks and Trade Names	37,930	1,167	23	8,230	420	14
Customer Relationships	23,691	1,115	18	2,491	416	5
Other intangibles	1,201	400	3	1,201	250	3
Total	$89,012	$5,314	18 years	$27,512	$2,156	13 years

Unamortized intangible assets:
Trade Name	$2,200			$2,200

The aggregate amortization expense for the three and six month periods ended April 30, 2005 was $2,569 thousand and $3,166 thousand, respectively.  The aggregate amortization expense for the three and six month periods ended April 30, 2004 was $565 thousand and $793 thousand, respectively.  Estimated amortization expense for the next five years, based upon the amortization of preexisting intangibles as well as amortization estimates for the intangibles acquired as part of Mikron, follows (in thousands):

Fiscal Years Ending October 31,	Estimated Amortization

2005 (remaining six months)	$3,538
2006	7,075
2007	7,033
2008	5,757
2009	3,874

7.                                      Earnings Per Share

The computational components of basic and diluted earnings per share are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended April 30, 2005			For the Three Months Ended April 30, 2004
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount

Basic Earnings Per Share Computation	$51,423	25,178	$2.04	$10,788	24,635	$0.44
Effect of Dilutive Securities
Effect of common stock equivalents arising from stock options	—	394		—	318
Effect of common stock equivalents arising from settlement of contingent convertible debentures	480	964		—	—
Effect of common stock held by rabbi trust	—	88		—	82

Diluted Earnings Per Share Computation
Total diluted net earnings	$51,903	26,624	$1.95	$10,788	25,035	$0.43

	For the Six Months Ended April 30, 2005			For the Six Months Ended April 30, 2004
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount

Basic Earnings Per Share Computation	$85,134	25,080	$3.40	$17,435	24,555	$0.71
Effect of Dilutive Securities
Effect of common stock equivalents arising from stock options		386		—	324
Effect of common stock equivalents arising from settlement of contingent convertible debentures	966	681		—	—
Effect of common stock held by rabbi trust		88		—	80

Diluted Earnings Per Share Computation
Total diluted net earnings	$86,100	26,235	$3.29	$17,435	24,959	$0.70

On January 26, 2005, the Company announced that it had irrevocably elected to settle the principal amount of its 2.50% Convertible Senior Debentures due 2034 (the “Debentures”) in cash when they become convertible and are surrendered by the holders thereof.  The Company retains its option to satisfy any premium obligation (stock price in excess of conversion price) with either shares, cash or a combination of shares and cash.  On January 31, 2005, the Company adopted the consensus reached by the EITF on Issue 04-8 which requires that the Company include in diluted earnings per share all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price.  As a result of the Company’s election, diluted earnings per share includes only the amount of shares it would take to satisfy the premium obligation, assuming that all of the Debentures were surrendered.  For calculation purposes, the average closing price of the Company’s common stock for each of the periods presented is used as the basis for determining dilution.

8.                                      Comprehensive Income

Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, including realized and unrealized gains and losses on derivatives, minimum pension liability adjustments and foreign currency translation adjustments.  Total comprehensive income for the three and six months ended April 30, 2005 is $51.0 million and $79.2 million, respectively.  Total comprehensive income for the three and six months ended April 30, 2004 is $11.6 million and $18.0 million, respectively.

9.                                      Long-term Debt

Long-term debt consists of the following:

	April 30, 2005	October 31, 2004
	(In thousands)
“Bank Agreement” Revolver	$110,000	$—
2.50% Convertible Senior Debentures due 2034	125,000	125,000
City of Huntington, Indiana Economic Development Refunding Revenue Bonds	1,665	1,665
City of Richmond, Kentucky Industrial Building Revenue Bonds	7,175	—
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	2,000	2,000
Temroc Industrial Development Revenue Bonds	1,923	2,027
Other	337	260
	$248,100	$130,952
Less maturities due within one year included in current liabilities	493	456
	$247,607	$130,496

Bank Agreement

In November 2002, the Company entered into a secured $200 million Revolving Credit Agreement (“Bank Agreement”). The Bank Agreement is secured by all Company assets, excluding land and buildings. The Bank Agreement was originally scheduled to expire on November 15, 2005 and provided up to $25 million for standby letters of credit, limited to the undrawn amount available under the Bank Agreement. All borrowings under the Bank Agreement bear interest, at the option of the Company, at either (a) the prime rate or federal funds rate plus one percent, whichever is higher, or (b) a Eurodollar based rate.

On December 19, 2003, the Company executed an agreement with the banks to increase the Bank Agreement revolver from $200 million to $310 million to provide funds necessary for acquisitions.  On April 9, 2004, the Company requested and received consent from its credit facility bank group to extend the maturity date of the Bank Agreement from November 15, 2005 to February 28, 2007.  The aggregate availability under the Bank Agreement was $184.2 million at April 30, 2005, which is net of $15.8 million of outstanding letters of credit.

The Bank Agreement requires maintenance of certain financial ratios and maintenance of a minimum consolidated tangible net worth. As of April 30, 2005, the Company was in compliance with all current Bank Agreement covenants.

Convertible Senior Debentures

On May 5, 2004, the Company issued $125 million of the Debentures in a private placement to Credit Suisse First Boston, Bear, Stearns & Co. Inc., Robert W. Baird & Co., and KeyBanc Capital Markets as initial purchasers.  The Debentures were offered only to “qualified institutional buyers,” in accordance with Rule 144A under the Securities Act of 1933.  The Debentures were convertible into shares of Quanex common stock, upon the occurrence of certain events, at an initial conversion rate of 17.3919 shares of common stock per $1,000 principal amount of notes.  This conversion rate was equivalent to an initial conversion price of $57.50 per share of common stock, subject to adjustment in some events such as a common stock split or dividend, or an increase in the cash dividend.  Adjustments to the conversion rate are made when the cumulative adjustments exceed 1% of the conversion rate.

The December 31, 2004, three-for-two stock split coupled with the dividend increases authorized in September 2004 and December 2004 resulted in the Company having to adjust the conversion rate of the Debentures.  The adjusted conversion rate of 26.1113 shares of the Company’s common stock per $1,000 principal amount of Debentures is equivalent to an adjusted conversion price of $38.2976 per share of common stock, subject to adjustment in some events.

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

Effective May 1, 2005, the Debentures became convertible during the quarter ending July 31, 2005, in accordance with the terms of the indenture.  The convertibility was triggered during the quarter ended April 30, 2005, when the closing price of the Company’s common stock exceeded the contingent conversion threshold price of approximately $45.96 for at least 20 of the last 30 trading days of the first fiscal quarter.

10.                               Pension Plans and Other Postretirement Benefits

The components of net pension and other postretirement benefit cost are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(In thousands)

Pension Benefits:
Service cost	$856	$922	$1,712	$1,785
Interest cost	858	924	1,716	1,790
Expected return on plan assets	(718)	(773)	(1,435)	(1,497)
Amortization of unrecognized transition asset	(33)	(35)	(65)	(68)
Amortization of unrecognized prior service cost	57	61	113	118
Amortization of unrecognized net loss	199	214	398	415
Net periodic pension cost	$1,219	$1,313	$2,439	$2,543

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(In thousands)

Postretirement Benefits:
Service cost	$36	$27	$72	$54
Interest cost	151	112	301	223
Net amortization and deferral	(56)	(42)	(112)	(83)
Net periodic postretirement benefit cost	$131	$97	$261	$194

During the six months ended April 30, 2005, the Company made contributions of $50,000 to its defined benefit pension plans.  The Company estimates that it will contribute a total of $300,000 to its defined benefit plans during fiscal 2005.

11.                               Industry Segment Information

Quanex has two market-focused segments:  Vehicular Products and Building Products.  The Vehicular Products segment produces engineered steel bar products and extruded products for the light vehicle, heavy duty truck, off-road and agricultural, military, recreational and energy markets.  The Building Products segment produces engineered products and aluminum sheet for window and door components used by the residential building and remodeling markets.  The presentation of segment disclosure information provided below has been restated for discontinued operations:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(In thousands)
Net Sales
Vehicular Products(1)	$289,441	$213,482	$564,017	$344,528
Building Products(2)	244,317	159,430	439,924	280,391
Consolidated	$533,758	$372,912	$1,003,941	$624,919

Operating Income (Loss)
Vehicular Products(1)	$61,004	$12,986	$105,223	$22,578
Building Products(2)	31,321	11,352	53,464	16,312
Corporate & Other(3)	(6,321)	(5,803)	(13,569)	(9,308)
Consolidated	$86,004	$18,535	$145,118	$29,582

	April 30, 2005	October 31, 2004
	(In thousands)
Identifiable Assets
Vehicular Products(1)	$498,615	$475,491
Building Products(2)	620,819	378,688
Corporate & Other(3)	12,718	39,432
Discontinued Operations(4)	2,958	35,911
Consolidated	$1,135,110	$929,522

Goodwill
Vehicular Products	$13,496	$13,496
Building Products(2)	185,461	121,174
Consolidated	$198,957	$134,670

(1)                    Fiscal 2004 includes MACSTEEL Monroe as of January 1, 2004.

(2)                    Fiscal 2004 includes TruSeal as of January 1, 2004.  Fiscal 2005 includes Mikron as of December 9, 2004.

(3)                    Included in “Corporate & Other” are inter-segment eliminations, consolidated LIFO inventory adjustments, corporate expenses and assets.

(4)                    Piper Impact and Nichols Aluminum – Golden are included in discontinued operations for all periods presented.

12.                               Treasury Stock and Stock Option Exercises

On August 26, 2004, the Company’s Board of Directors approved an increase in the number of authorized shares in the Company’s existing stock buyback program, up to 1 million shares.  No shares were purchased during the six months ended April 30, 2005, nor were any purchased during fiscal 2004.  During the three months ended April 30, 2005, 8,949 shares of non-vested restricted stock were cancelled and placed into treasury stock.

The Company has various restricted stock and stock option plans for key employees and directors as described in its Annual Report on Form 10-K for the fiscal year ended October 31, 2004.  Below is a table summarizing the stock option activity in all plans since October 31, 2004:

	Shares Exercisable	Shares Under Option	Average Price Per Share

Balance at October 31, 2004	663,693	1,207,670	$21
Granted		317,076	40
Exercised		(325,882)	18
Cancelled / Lapsed		(66,175)	29
Balance at April 30, 2005	544,487	1,132,689	$26

13.                               Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes.  The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits.  It also includes the effect of any valuation allowance expected to be necessary at the end of the year.  The Company’s estimated annual effective tax rate increased to 38.5% in fiscal 2004, primarily due to an increase in state tax expense.  The Company continues to use an estimated annual effective tax rate of 38.5% in fiscal 2005.

Included in income taxes payable as of April 30, 2005, is $7.4 million of income tax contingencies primarily associated with the Company’s case before the Tax Court.  See Note 14 for further explanation.

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

During the second quarter of 2005, the United States Department of Justice gave notice that it was filing a complaint against the Company for recovery of cleanup costs incurred at the “Jepscor” Superfund site in Dixon, Illinois.  The United States Environmental Protection Agency has indicated that it has incurred approximately $2.6 million to remove processing residue and other materials from a former metal recovery plant.  Of the Jepscor site’s former owners, operators, and many customers, the government is asserting liability for cleanup only against the Company.  The Company intends to defend itself vigorously against the government’s Jepscor allegations.

Total remediation reserves, at April 30, 2005, for Quanex’s current plants, former operating locations, and disposal facilities were approximately $9.4 million. This represents an increase of $0.7 million from the balance as of October 31, 2004.  The difference is primarily attributable to new information received during the first quarter of 2005 about the Company’s alleged responsibility for cleanup activities.  Of the current remediation reserve, approximately $2.0 million represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. On the balance sheet, $9.0 million of the remediation reserve is included in non-current liabilities with the remainder in accrued liabilities (current).

Approximately 51% of the total remediation reserve is currently allocated to cleanup work related to Piper Impact. During the first quarter of 2005, the Company sold substantially all of the assets of the Piper Impact business, including its sole operating facility on Barkley Drive in New Albany, Mississippi, although the Company retained ownership of the currently non-operational Highway 15 plant site (the “Highway 15 location”).  At present, the largest component of the remediation reserve is for remediation of soil and groundwater contamination from prior operators of the Highway 15 location in New Albany.  The Company voluntarily implemented a state-approved remedial action plan that includes natural attenuation together with a groundwater collection and treatment system.  The Company continues to investigate site conditions and evaluate performance of the remedy.

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

The final remediation costs and the timing of the expenditures at the Highway 15 location and other sites will depend upon such factors as the nature and extent of contamination, the cleanup technologies employed, and regulatory concurrences. While actual remediation costs therefore may be more or less than amounts accrued, management believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities.  It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals because of uncertainties as to the extent of environmental impact, cleanup technologies, and concurrence of governmental authorities.  The Company currently expects to pay the accrued remediation reserve through at least fiscal 2025, although some of the same factors discussed earlier could accelerate or extend the timing.

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

Tax Liability

As reported in the annual report on Form 10-K for the year ended October 31, 2004, the Company is currently involved in a case in Tax Court regarding the disallowance of a capital loss realized in 1997 and 1998.  During 2004, the Company made a tax payment of $10.0 million related to the case to curtail the accumulation of interest on the disputed amounts.  Adequate provision for such payment had been made in prior years and the Company believes the outcome of the case will not have a material impact on its financial position or results of operation.

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

15.                               Discontinued Operations

The Company classified Piper Impact and Nichols Aluminum – Golden as held for sale in the third quarter and fourth quarter of fiscal year 2004, respectively.  Piper Impact was historically included in the Company’s Vehicular Products segment, while Nichols Aluminum – Golden was included in the Building Products segment.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations, financial position and cash flows of both Piper Impact and Nichols Aluminum – Golden have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented.  Nichols Aluminum – Golden was sold on September 30, 2004, while the Piper Impact business was sold on January 25, 2005.

During the second quarter of fiscal 2005, $0.7 million of expenses were incurred with respect to the remaining non-operating Highway 15 facility, in addition to some carryover expenses resulting from the sale of the Piper Impact business.  Expenses at the remaining Highway 15 facility are being incurred to make the facility ready for sale, which the Company expects to have completed by the end of the third quarter of fiscal 2005.

Comparative balance sheets of the discontinued operations were as follows:

	April 30, 2005	October 31, 2004
	(In thousands)
Accounts and notes receivable, net	$—	$2,658
Inventories	—	2,695
Deferred income taxes	—	492
Other current assets	280	3,914
Total current assets	280	9,759
Property, plant and equipment, net	500	10,796
Other assets	2,178	15,354
	$2,958	$35,909

Accounts payable	$—	$1,763
Accrued and other	379	2,339
Total current liabilities	379	4,102
Other liabilities	423	423
Total liabilities	$802	$4,525

Operating results of the discontinued operations were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(In thousands)
Net sales	$—	$33,228	$4,099	$62,442
Income (loss) from discontinued operations	(717)	1,239	(2,542)	878
Loss on sale of discontinued operations	—	—	(6,688)	—
Income tax benefit	279	(483)	3,316	(342)
Net income (loss) from discontinued operations	$(438)	$756	$(5,914)	$536

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

The discussion and analysis of Quanex Corporation and its subsidiaries’ (the “Company’s”) financial condition and results of operations should be read in conjunction with the April 30, 2005 and October 31, 2004 Consolidated Financial Statements of the Company and the accompanying notes.

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

Consolidated Results of Operations

Summary Information

	Three Months Ended April 30,				Six Months Ended April 30,
	2005	2004	Change	%	2005(1)	2004(2)	Change	%
	(Dollars in millions)

Net sales	$533.8	$372.9	$160.9	43.1%	$1,003.9	$624.9	$379.0	60.7%
Cost of sales	406.2	324.7	81.5	25.1	779.0	542.5	236.5	43.6
Selling, general and administrative	24.6	16.4	8.2	50.0	47.7	28.4	19.3	68.0
Depreciation and amortization	17.0	13.3	3.7	27.8	32.1	24.9	7.2	28.9
Gain on sale of land	—	—	—	—	—	(0.5)	0.5	—
Operating income	86.0	18.5	67.5	364.9	145.1	29.6	115.5	390.2
Operating income margin	16.1%	5.0%	11.1%		14.5%	4.7%	9.8%
Interest expense	(3.0)	(1.8)	(1.2)	66.7	(5.4)	(2.8)	(2.6)	92.9
Other, net	0.6	0.4	0.2	50.0	(1.3)	0.8	(2.1)	(262.5)
Income tax expense	(32.2)	(6.3)	(25.9)	411.1	(53.3)	(10.2)	(43.1)	422.5
Income from continuing operations	$51.4	$10.8	$40.6	375.9%	$85.1	$17.4	$67.7	389.1%

(1)          Fiscal 2005 includes Mikron’s results beginning December 9, 2004

(2)          Fiscal 2004 includes TruSeal’s and MACSTEEL Monroe’s results beginning January 1, 2004.

Overview

Net sales for the three months ended April 30, 2005, were a record second quarter for Quanex, up 43.1% over a year ago.  Operating income was also a record for the second quarter and income from continuing operations was up 375.9% compared to last year’s second quarter.

Second quarter 2005 diluted earnings per share from continuing operations of $1.95 includes the operating results from Mikron of approximately $0.06 per share.  Second quarter 2004 diluted earnings per share from continuing operations of $0.43 includes a LIFO charge of $0.05 per share.

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

Three & Six Months Ended April 30, 2005 Compared to Three & Six Months Ended April 30, 2004

Vehicular Products

	Three Months Ended April 30,				Six Months Ended April 30,
	2005	2004	Change	%	2005	2004(1)	Change	%
	(Dollars in millions)

Net sales	$289.4	$213.5	$75.9	35.6%	$564.0	$344.5	$219.5	63.7%
Cost of sales	213.9	187.5	26.4	14.1	429.8	298.0	131.8	44.2
Selling, general and administrative	6.0	4.6	1.4	30.4	12.0	8.3	3.7	44.6
Depreciation and amortization	8.5	8.4	0.1	1.2	17.0	15.6	1.4	9.0
Operating income	61.0	13.0	48.0	369.2%	105.2	22.6	82.6	365.5%
Operating income margin	21.1%	6.1%	15.0%		18.7%	6.6%	12.1%

(1)          Fiscal 2004 includes MACSTEEL Monroe’s results beginning January 1, 2004.

North American light vehicle builds were down approximately 5% in the second quarter of 2005 compared to the same period last year.  Light vehicle builds by the domestic “Big 3” manufacturers were down about 12%, while light vehicle builds by the New American Manufacturers (NAMs) increased 12%.  Demand from heavy duty truck customers continued to grow, with overall production up approximately 45% over the second quarter of last year.  Actual shipments were off from the year ago period because orders were set-back by customers as they adjusted inventories consistent with the reduction in light vehicle build rates initiated by some of the domestic automotive companies.

Net sales for the second quarter of 2005 were higher than the second quarter of 2004 by 35.6% due to a 54.0% increase in price, partially offset by a 12.4% decrease in volume.  Net sales for the first six months of 2005 were 63.7% higher than the same period of 2004 due to a 53.1% increase in average prices coupled with a 6.4% increase in volume.  Excluding MACSTEEL Monroe, sales volumes for the first half of 2005 actually decreased 9.6% compared to the first half of 2004.  The higher selling prices were comprised of increased base prices combined with higher quarterly scrap surcharges, in addition to an improved mix, as the Company continues to focus on increasing sales of the segment’s value-added MACPLUS products,.  As a result of the increased steel scrap costs that occurred over the latter half of calendar 2003 and all of fiscal 2004, surcharges came into effect on January 1, 2004, and have been adjusted quarterly.  The highest surcharges were recorded in the second quarter of 2005, even as steel scrap costs have declined because of the Company’s lagging surcharge (see further discussion of surcharge lag in “Commodity Price Risk” of Item 3).

Operating income for the second quarter of 2005 and first half of 2005 increased 369.2% and 365.5% over the same periods last year, respectively, as a result of new customer programs, cost improvements, higher selling prices and declining scrap costs.  All of the previously mentioned favorable items more than compensated for the smaller increase in selling, general and administrative costs, which are primarily associated with increased incentive costs expected to be incurred as a result of the growth in the segment’s operating income.

The increases in the operating income margin for the three and six month periods ending April 30, 2005 are directly attributable to the higher selling prices realized during a period when steel scrap costs declined.  The result is an increased spread or operating income margin.  It is important to note that while the margin increases as steel scrap costs decline, the opposite is true as steel scrap costs increase, as occurred during 2003 and 2004.  As raw material prices rise, the Company experiences short term compression of the operating margin since the surcharges are adjusted on a quarterly basis based upon a raw material index from the previous three months.  As raw material prices level off, the Company would expect the Vehicular Products segment’s operating income margin to improve, particularly after a period of rapidly escalating costs.  Declines in raw material costs will increase the margin in the short term as the surcharge adjustments always lag by a three-month average.  Over time, if raw material pricing remains steady, margins will also display stability.

Building Products

	Three Months Ended April 30,				Six Months Ended April 30,
	2005	2004	Change	%	2005(1)	2004(2)	Change	%
	(Dollars in millions)

Net sales	$244.3	$159.4	$84.9	53.3%	$439.9	$280.4	$159.5	56.9%
Cost of sales	191.9	135.0	56.9	42.1	348.5	241.7	106.8	44.2
Selling, general and administrative	12.7	8.2	4.5	54.9	22.9	13.4	9.5	70.9
Depreciation and amortization	8.4	4.8	3.6	75.0	15.0	9.0	6.0	66.7
Operating income	31.3	11.4	19.9	174.6%	53.5	16.3	37.2	228.2%
Operating income margin	12.8%	7.2%	5.6%		12.2%	5.8%	6.4%

(1)          Fiscal 2005 includes Mikron’s results beginning December 9, 2004

(2)          Fiscal 2004 includes TruSeal’s results beginning January 1, 2004.

The overall housing outlook remained quite positive during the Company’s second quarter, although demand was adversely impacted by severe weather in many regions of the country.  The Company’s wood window components business was particularly hard hit.  Offsetting the seasonal factors, the Company’s aluminum sheet business had an exceptionally strong quarter.  Aluminum sheet shipments to the Company’s traditional building and construction customers remained steady, while sales to capital equipment, service center and transportation customers were more robust than the same period last year.  Overall market dynamics allowed for higher selling prices compared to the same period last year and aluminum scrap remained plentiful and reasonably priced.  The integration of Mikron continues to go well.  The growth of new programs is helping Mikron outgrow the housing market, and with lean practices taking on more emphasis, the Company expects returns to continue to improve.

Excluding the impact of Mikron, net sales for the three and six months ended April 30, 2005 were higher than the same periods last year by 17.5% and 27.7%, respectively.  The increase in net sales for the second quarter and first half of 2005 compared to the same periods of 2004 was a result of the increased volume across the entire segment combined with a 24.7% and 26.6% increase in aluminum sheet prices, respectively.

Excluding the impact of Mikron, operating income for the second quarter and first half of 2005 was higher than the same periods of 2004 by 134.8% and 197.7%, respectively, primarily as a result of the increased spreads in the aluminum sheet market.  During 2005, the average selling price of aluminum sheet has increased more than the cost of aluminum scrap.  This, coupled with the segment’s continued focus on efficient manufacturing, resulted in the operating income increases.

Corporate and Other

	Three Months Ended April 30,				Six Months Ended April 30,
	2005	2004	Change	%	2005	2004	Change	%
	(Dollars in millions)

Cost of sales	$0.4	$2.1	$(1.7)	(81.0)%	$0.6	$2.9	$(2.3)	(79.3)%
Selling, general and administrative	5.8	3.6	2.2	61.1	12.8	6.8	6.0	88.2
Depreciation and amortization	0.1	0.1	—	—	0.1	0.1	—	—
Gain on sale of land	—	—	—	—	—	(0.5)	0.5	—
Operating loss	$(6.3)	$(5.8)	$(0.5)	8.6%	$(13.5)	$(9.3)	$(4.2)	45.2%

Corporate and other operating expenses, which are not in the two operating segments mentioned above, include the consolidated LIFO inventory adjustments (calculated on a combined pool basis), corporate office expenses and inter-segment eliminations.  The primary cause for the increase in both the three month period and six month period ending April 30, 2005, was the costs associated with the Company’s Sarbanes-Oxley Section 404 implementation efforts, offset by a $2.0 million (pre-tax) reduction in the LIFO inventory adjustment that was expensed during 2004.  For the six months ended April 30, 2005, the Company incurred $2.0 million of external consulting fees in an effort to ensure compliance with the Sarbanes-Oxley Act.

Interest expense for the three and six months ended April 30, 2005 increased $1.2 million and $2.6 million, respectively, from the same period a year ago.  The increase is a result of an increase in the average debt outstanding for the comparative periods primarily associated with the borrowings made to fund the acquisition of Mikron.

Other, net for the three months ended April 30, 2005 was income of $0.6 million compared to income of $0.4 million in the second quarter of 2004.  Other, net for the six months ended April 30, 2005, was an expense of $1.3 million compared to income of $0.8 million for the same period in 2004.  The additional $2.1 million of expense for the six month period is primarily related to the change in the market value of the Company’s common stock and other securities in the Deferred Compensation Plan.  Each quarter, the Company values its liability for the Deferred Compensation Plan based upon the value of the underlying investment units.  For the six months ended April 30, 2005, the market value of the Deferred Compensation Plan increased $1.8 million, primarily due to a 49.3% increase in the Company’s common stock price from October 31, 2004, to April 30, 2005.

The year-over-year changes in income (loss) from discontinued operations, net of taxes, for the three and six months ended April 30, 2005, are directly related to the fact that the 2004 amounts include Nichols Aluminum – Golden, while the 2005 amounts do not.

Outlook

Overall customer demand in the Company’s two target markets, Vehicular Products and Building Products, is expected to remain healthy through fiscal 2005.

North American light vehicle build rates for the third fiscal quarter are expected to remain in line with last year, although production cuts by the domestic “Big 3” producers, a major customer group of the segment, will reduce demand from a year ago.  However, the Company expects new programs, ongoing very strong heavy duty truck builds and the strength in secondary markets including farm and construction equipment, capital goods and defense to keep the segment at respectable operating rates through the third quarter.

Drivers for the Building Products segment remain positive, supported by still favorable interest rates and an improving job outlook.  The segment will also benefit from very strong organic growth, a more balanced supply/demand aluminum marketplace and the Mikron acquisition.

Taken together, Quanex expects to report record fiscal 2005 diluted earnings per share from continuing operations in the range of $5.75 to $6.00, a significant improvement over fiscal 2004’s $2.30.  For the third quarter, the Company expects diluted earnings per share from continuing operations to be in the range of $1.35 to $1.45, up from the $0.82 reported in the third quarter of 2004.  The Company cautions that its combination of short cycle businesses and volatile raw material costs, particularly for steel scrap, makes forecasting problematic.

Liquidity and Capital Resources

Sources of Funds

The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its secured $310 million Revolving Credit Agreement (“Bank Agreement”).  On December 19, 2003, the Company executed an agreement with our credit facility banks to increase the Bank Agreement from $200 million to $310 million to provide the funds necessary for acquisitions.  On April 9, 2004, the Company requested and received consent from its credit facility bank group to extend the maturity date of the Bank Agreement from November 15, 2005, to February 28, 2007.

In December 2004, the Company borrowed $200.0 million under the Bank Agreement to fund the acquisition of Mikron.  Since then, the Company has paid off $90.0 million of the borrowings.  At April 30, 2005, the Company had $110.0 million borrowed under the Bank Agreement and $125.0 million outstanding 2.50% Senior Convertible Debentures due May 15, 2034 (the “Debentures”).  This represents a $110.0 million increase from October 31, 2004, borrowing levels.  The aggregate availability under the Bank Agreement was $184.2 million at April 30, 2005, which is net of $15.8 million of outstanding letters of credit.

The Company believes that it has sufficient funds and adequate financial resources available to meet its anticipated liquidity needs.  The Company also believes that cash flow from operations, cash balances and available borrowings will be sufficient in the foreseeable future to finance anticipated working capital requirements, capital expenditures, debt service requirements, environmental expenditures, dividends and the stock buyback program.

The Company’s working capital was $154.1 million on April 30, 2005 compared to $150.9 million on October 31, 2004.  Excluding the impact of the acquisition of Mikron and the sale of

Piper Impact, working capital increased $14.6 million from October 31, 2004, to April 30, 2005.  The change in working capital was largely a result of the increase in revenues realized during the first six months of the year.  Excluding the addition of Mikron, the strong sales during the first half of 2005 resulted in an increase in accounts receivable of $21.2 million.  Inventories increased $14.0 million as a result of higher inventory volumes offset by generally lower raw material costs on average.  The higher inventory levels resulted from holds customers have placed on shipments in the Vehicular Products segment in addition to a buildup in anticipation of planned maintenance shut downs in the third quarter of 2005.  Accounts payable and accrued liabilities, combined, declined $19.6 million, leading to an additional increase in working capital.  Approximately $12.0 million of the accounts payable decrease is attributable to timing while the remainder is related to the decline in average raw material prices.  The timing issue is caused by the fact that the Company made approximately $12.0 million of payments related to steel scrap purchases on the first day of fiscal year 2005.  Cash and equivalents declined $26.4 million, other current assets declined $9.9 million and income taxes payable increased $5.9 million.

Operating Activities

Cash provided by operating activities during the six months ended April 30, 2005, was $72.2 million compared to $5.3 million for the same period of 2004.  The increase is largely due to the increase in operating income, partially offset by the increase in working capital discussed above.

Investment Activities

Net cash used for investment activities during the six months ended April 30, 2005, was $210.0 million compared to $222.8 million for the same period of 2004.  Investment activities for the six months ended April 30, 2005, included the acquisition and related costs for Mikron of $197.2 million, net of cash acquired.  Capital expenditures increased $14.3 million to $22.0 million in the six months ended April 30, 2005 from $7.7 million in the same period of the previous year.  This increase was all related to the Building Products segment, primarily due to $6.8 million of capital expenditures at the recently acquired Mikron operation coupled with $4.5 million of increases at the aluminum sheet business and $4.3 million of additional spending at the Company’s window and door component businesses.  The Company estimates that fiscal 2005 capital expenditures will be approximately $65.8 million.  At April 30, 2005, the Company had commitments of approximately $36.6 million for the purchase or construction of capital assets.  The Company plans to fund these capital expenditures with cash flow from operations.

Financing Activities

Net cash provided by financing activities for the six months ended April 30, 2005, was $113.0 million compared to $200.6 million during the same prior year period.  The Company made net borrowings of $110.0 million on the Bank Agreement in the first half of 2005 compared to net borrowings of $200.0 million against the Bank Agreement during the same six month period of fiscal 2004.  Additionally, Quanex received $9.6 million in the six months ended April 30, 2005, for the issuance of common stock related to the exercise of options, versus $7.2 million in the same period last year.  The $1.3 million increase in dividends paid for the six months of 2005, compared to 2004, is a result of the increases to the Company’s dividend rate authorized by the Board of Directors in fiscal 2004.

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

Intangible Assets

The Company tests for possible impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset.  If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded for the amount necessary to reduce the carrying value of the asset to fair value.  The estimate of fair value is primarily based on the present value of future cash flows.  The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated.  These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

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

New Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share,” that was then ratified by the Financial Accounting Standards Board (“FASB”) in October 2004.  The consensus that was reached requires that all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price should be included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met.  The consensus should be applied to reporting periods ending after December 15, 2004.  The consensus reached should be applied retroactively to instruments outstanding at the date of adoption of this consensus.  The Company adopted the consensus reached by the EITF on Issue 04-8 on April 30, 2005.  The adoption of the consensus has not had a material impact on the Company’s consolidated financial position or results of operations.  See Item 1 “Financial Statements” Note 7 for further discussion of the impact of such adoption.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS No. 123R are effective for the first interim or annual reporting period that begins after June 15, 2005; therefore, Quanex will adopt the new requirements no later than the beginning of the fourth quarter of fiscal 2005. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, including which valuation model is most appropriate.

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

Interest Rate Risk

The Company and its subsidiaries have a Bank Agreement and other long-term debt which subject the Company to the risk of loss associated with movements in market interest rates.  The Company and certain of its subsidiaries’ floating-rate obligations total $119.1 million, or 48% of total debt, at April 30, 2005.

At April 30, 2005, the Company had fixed-rate debt totaling $129.0 million or 52% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates.  The aggregate availability under the Bank Agreement was $184.2 million at April 30, 2005, which is net of $15.8 million of outstanding letters of credit.  Based on the outstanding balance of the Bank Agreement of $110.0  million at April 30, 2005, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $1.1 million on an annualized basis.

Commodity Price Risk

The Vehicular Products segment has a scrap surcharge program in place, which is a practice that is well established within the engineered steel bar industry.  The scrap surcharge is based on a three city, three month trailing average of #1 bundle scrap prices.  The Company’s long-term exposure to changes in scrap costs is significantly reduced because of the surcharge program.  Over time, the Company recovers the majority of its scrap cost increases, though there is a level of exposure to short-term volatility because of the three month lag.

Within the Building Products segment, the Company uses various grades of aluminum scrap as well as minimal amounts of prime aluminum ingot as raw materials for its manufacturing processes.  The price of raw materials is subject to fluctuations due to many factors in the aluminum market.  In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers.  In an effort to reduce the risk of fluctuating raw material prices, Nichols Aluminum enters into firm price raw material purchase commitments (which are designated as “normal purchases” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) as well as option contracts on the London Metal Exchange (“LME”).  The Company’s risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company’s committed sales orders, net of fixed price purchase commitments.

Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum.  To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect.  During the second quarter of 2005, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments.  There were no outstanding LME hedges as of April 30, 2005.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

During the second quarter of 2005, the United States Department of Justice gave notice that it was filing a complaint against the Company for recovery of cleanup costs incurred at the “Jepscor” Superfund site in Dixon, Illinois.  The United States Environmental Protection Agency has indicated that it has incurred approximately $2.6 million to remove processing residue and other materials from a former metal recovery plant.  Of the Jepscor site’s former owners, operators, and many customers, the government is asserting liability for cleanup only against the Company.  The Company intends to defend itself vigorously against the government’s Jepscor allegations.

Item 4. Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Shareholders on February 24, 2005.  Proxies for the meeting were solicited and there was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement, and all such nominees (Susan F. Davis and Russell M. Flaum) were elected.  Of the 17,315,679 shares voted, at least 16,986,644 shares granted authority to vote for these directors and no more than 329,035 shares withheld such authority.

Item 5.  Other Information

On May 26, 2005, the Company’s Board of Directors approved the Company’s Amended and Restated By-Laws effective June 1, 2005.  The impact of the approved Amended and Restated By-Laws was to establish mandatory retirement for Company officers and to set out who should preside at meetings of the stockholders and at meetings of the directors in the absence of the Chairman of the Board.  Further, the terms of the Amended and Restated By-Laws were updated to be consistent with current provisions of the Delaware General Corporation Law.

The by-laws as amended provide that officers of the Corporation shall hold office until they resign or until their successors are chosen and qualified provided, however, that no person shall serve as an officer of the Corporation beyond the date of the Annual Meeting of Stockholders immediately following the fiscal year of the Corporation during which such person reaches age 65.

The by-laws as amended also provide that in the absence of the Chairman of the Board, the Chairman of the Nominating and Corporate Governance Committee shall preside at all meetings of the stockholders and at all meetings of the directors.

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

* 3.5	Amended and Restated Bylaws of the Registrant, as amended June 1, 2005.

Exhibit Number	Description Of Exhibits
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

Exhibit Number	Description Of Exhibits
4.11

Form of Consent and Fourth Amendment to Revolving Credit Agreement dated November 18, 2004 by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks, filed as Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) dated December 21, 2004.

4.12

Supplemental Indenture dated as of January 25, 2005 by and between the Company and Union Bank of California, N.A., as trustee, to the indenture governing the Company’s 2.50% Convertible Senior Debentures due May 15, 2034.

4.13

Fifth Amendment to Revolving Credit Agreement dated March 11, 2005 by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks.

*† 10.1	Quanex Corporation Long Term Incentive Plan, as amended December 2, 2004.

* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QUANEX CORPORATION

/s/ Terry M. Murphy
Terry M. Murphy
Date: June 1, 2005	Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Brent L. Korb
Brent L. Korb
Date: June 1, 2005	Vice President – Corporate Controller (Principal Accounting Officer)