Form 10-K/A
period 2004-10-31
QUANEX CORP
filed 2005-06-08
CIK 276889

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

At April 30, 2005, there were outstanding 25,228,278 shares of the registrant’s Common Stock, $.50 par value.

EXPLANATORY NOTE

This amendment to Quanex Corporation’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004, as filed by Quanex Corporation on December 21, 2004, (the “2004 Form 10-K”) is being filed for the sole purpose of revising the Report of Independent Registered Public Accounting Firm to include the financial statement schedule listed in the Index at Item 15 in the 2004 Form 10-K.

PART II

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Quanex Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheets of Quanex Corporation and subsidiaries (the “Company”) as of October 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quanex Corporation and subsidiaries as of October 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

PART IV

Item 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Listing of Documents

		Page
1.	Financial Statements

	Responsibility for Financial Reporting	17
	Report of Independent Registered Public Accounting Firm	18
	Consolidated Balance Sheets	19
	Consolidated Statements of Income	20
	Consolidated Statements of Stockholders’ Equity	21
	Consolidated Statements of Cash Flow	23
	Notes to Consolidated Financial Statements	24

2.	Financial Statement Schedule

	Schedule II—Valuation and qualifying accounts	58

Schedules not listed or discussed above have been omitted as they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

3.	Exhibits	60

Exhibit Number	Description of Exhibits
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

4.11

Form of Consent and Fourth Amendment to Revolving Credit Agreement dated November 18, 2004, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks, filed as Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) dated December 21, 2004, and incorporated herein by reference.

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

†10.50

Amendment and restatement of the Quanex Corporation Deferred Compensation Plan, effective July 1, 2004, filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) dated December 21, 2004, and incorporated herein by reference.

21	Subsidiaries of the Registrant, filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) dated December 21, 2004, and incorporated herein by reference.

*23	Consent of Deloitte & Touche LLP.

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QUANEX CORPORATION
By:	/s/ Terry M. Murphy	June 8, 2005
Terry M. Murphy Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)