Form 10-Q
period 2005-07-31
QUANEX CORP
filed 2005-09-02
CIK 276889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005
Common Stock, par value $0.50 per share	25,268,137

QUANEX CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)
Consolidated Balance Sheets–July 31, 2005 and October 31, 2004
Consolidated Statements of Income–Three Months and Nine Months Ended July 31, 2005 and 2004
Consolidated Statements of Cash Flow–Nine Months Ended July 31, 2005 and 2004
Notes to Consolidated Financial Statements

Item 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3:	Quantitative and Qualitative Disclosure about Market Risk

Item 4:	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings

Item 6:	Exhibits

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

QUANEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2005	October 31, 2004
	(In thousands)
ASSETS
Current assets:
Cash and equivalents	$8,827	$41,743
Accounts and notes receivable, net of allowance of $11,182 and $6,882	171,584	176,358
Inventories	132,742	115,367
Deferred income taxes	10,870	10,744
Other current assets	4,030	2,363
Current assets of discontinued operations	132	9,759
Total current assets	328,185	356,334
Property, plant and equipment	962,951	842,147
Less accumulated depreciation and amortization	(533,314)	(491,165)
Property, plant and equipment, net	429,637	350,982
Goodwill	199,603	134,670
Cash surrender value insurance policies, net	23,724	24,439
Intangible assets, net	84,130	27,556
Other assets	9,231	9,391
Assets of discontinued operations	2,679	26,150
Total assets	$1,077,189	$929,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,275	$161,674
Accrued liabilities	65,697	45,844
Income taxes payable	8,421	4,127
Current maturities of long-term debt	2,669	456
Current liabilities of discontinued operations	330	4,102
Total current liabilities	211,392	216,203
Long-term debt	165,167	130,496
Deferred pension credits	8,813	8,804
Deferred postretirement welfare benefits	7,590	7,745
Deferred income taxes	48,563	53,983
Non-current environmental reserves	7,520	8,188
Other liabilities	2,971	2,973
Liabilities of discontinued operations	—	423
Total liabilities	452,016	428,815

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding none	—	—
Common stock, $0.50 par value, shares authorized 50,000,000; issued 25,356,443 and 24,976,293	12,673	12,486
Additional paid-in-capital	205,114	187,513
Retained earnings	415,251	307,754
Unearned compensation	(1,593)	(824)
Accumulated other comprehensive loss	(4,466)	(4,463)
	626,979	502,466
Less common stock held by rabbi trust, 88,307 and 87,208 shares	(1,806)	(1,759)
Total stockholders’ equity	625,173	500,707
	$1,077,189	$929,522

The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)

Net sales	$498,796	$403,017	$1,502,737	$1,027,936
Cost of sales	378,824	337,637	1,157,784	880,142
Selling, general and administrative expense	27,300	17,734	75,036	46,158
Depreciation and amortization	16,275	13,178	48,402	38,040
Gain on sale of land	—	—	—	(454)
Operating income	76,397	34,468	221,515	64,050
Interest expense	(2,491)	(1,735)	(7,841)	(4,491)
Other, net	(749)	(209)	(2,088)	613
Income from continuing operations before income taxes	73,157	32,524	211,586	60,172
Income tax expense	(28,166)	(12,022)	(81,461)	(22,235)
Income from continuing operations	44,991	20,502	130,125	37,937
Income (loss) from discontinued operations, net of tax of $(40), $223, $(1,031) and $565	(60)	348	(1,611)	884
Loss on sale of discontinued operations, net of tax of $395, $(1,816), $(1,931) and $(1,816)	(216)	(3,092)	(4,579)	(3,092)
Net income	$44,715	$17,758	$123,935	$35,729

Basic earnings per common share:
Earnings from continuing operations	$1.78	$0.83	$5.18	$1.54
Income (loss) from discontinued operations	$(0.01)	$(0.11)	$(0.25)	$(0.09)
Basic earnings per share	$1.77	$0.72	$4.93	$1.45

Diluted earnings per common share:
Earnings from continuing operations	$1.71	$0.82	$4.98	$1.52
Income (loss) from discontinued operations	$(0.01)	$(0.11)	$(0.23)	$(0.09)
Diluted earnings per share	$1.70	$0.71	$4.75	$1.43

Weighted average common shares outstanding:
Basic	25,238	24,696	25,133	24,602
Diluted	26,630	25,086	26,394	25,002

Cash dividends per share	$0.0155	$0.1267	$0.4250	$0.3533

The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended July 31,
	2005	2004
	(In thousands)
Operating activities:
Net income	$123,935	$35,729
Loss from discontinued operations	6,190	2,208
Income from continuing operations	130,125	37,937
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of land	—	(454)
Depreciation and amortization	48,851	38,439
Deferred income taxes	(4,303)	11,340
Deferred pension and postretirement benefits	(145)	(1,318)
	174,528	85,944

Changes in assets and liabilities net of effects from acquisitions and dispositions:
(Increase) decrease in accounts and notes receivable	16,423	(45,070)
(Increase) decrease in inventories	(6,162)	(7,031)
Increase (decrease) in accounts payable	(40,860)	34,341
Increase (decrease) in accrued liabilities	1,106	4,390
Increase (decrease) in income taxes payable	19,204	(2,947)
Other, net	(775)	1,408
Operating cash flow from discontinued operations	(2,730)	2,482
Cash provided by operating activities	160,734	73,517

Investment activities:
Acquisitions, net of cash acquired	(200,519)	(214,579)
Proceeds from sale of discontinued operations	11,592	—
Proceeds from sale of land	—	637
Capital expenditures, net of retirements	(35,475)	(11,904)
Other, net	669	(471)
Cash used for investment activities from discontinued operations	(179)	(1,345)
Cash used for investment activities	(223,912)	(227,662)

Financing activities:
Bank borrowings, net	29,710	175,000
Common stock dividends paid	(10,351)	(8,386)
Issuance of common stock, net	10,328	9,667
Other, net	565	(5,182)
Cash provided by financing activities	30,252	171,099
Effect of exchange rate changes on cash equivalents	10	9
Increase (Decrease) in cash and equivalents	(32,916)	16,963

Cash and equivalents at beginning of period	41,743	22,108
Cash and equivalents at end of period	$8,827	$39,071

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,959	$3,705
Cash paid during the period for income taxes	$58,914	$11,497
Cash received during the period for income tax refunds	$171	$287

The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

At July 31, 2005, the Company had a minority investment in a developing enterprise in the building products segment.  The Company accounts for this investment using the equity method of accounting.  See Note 4 for further discussion.

In December 2004, the Company effected a three-for-two stock split in the form of a 50% stock dividend.  All prior periods presented have been adjusted on a retroactive basis after giving effect to such stock split.

In the first quarter of fiscal year 2005, the Company began including in diluted earnings per share all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price.  The only such instruments were issued in the third quarter of fiscal year 2004.  Diluted earnings per share for fiscal year 2004 have been retroactively computed for such instruments.  See Note 2 and Note 7 for further explanation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and the Consolidated Financial Statements and notes thereto included in the Quanex Corporation Form 10-K/A filed with the U.S. Securities and Exchange Commission for the year ended October 31, 2004.

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

In December 2004, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS No. 123R are effective for the first annual reporting period that begins after June 15, 2005; therefore, Quanex will adopt the new requirements no later than the beginning of the first quarter of fiscal 2006. The fair value concepts were not changed significantly in SFAS No. 123R; however, in adopting SFAS No. 123R, companies must choose among alternative valuation models. The Black-Scholes option pricing model which the Company has used for the pro forma effect on net income disclosed in Note 3 continues to be available, but the Company has not yet completed its assessment of the alternatives.   Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, including which valuation model is most appropriate.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 is an interpretation of SFAS No. 143, “Asset Retirement Obligations”, which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 will be effective for the Company as of October 31, 2006.  The Company is currently evaluating the impact, if any, of implementing FIN 47, but it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)

Net income, as reported	$44,715	$17,758	$123,935	$35,729
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(542)	(525)	(1,523)	(1,631)
Pro forma net income	$44,173	$17,233	$122,412	$34,098

Earnings per common share:
Basic as reported	$1.77	$0.72	$4.93	$1.45
Basic pro forma	$1.75	$0.70	$4.87	$1.39
Diluted as reported	$1.70	$0.71	$4.75	$1.43
Diluted pro forma	$1.68	$0.69	$4.69	$1.36

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

Mikron has been integrated into the Building Products segment.  The Company acquired Mikron to further expand the broad range of high quality components and products currently supplied to existing customers and to expand the customers served.  Mikron has a broad presence in the vinyl window market, the fastest growing segment of the industry, and increases the Company’s diversification within the window market.  The Company now has a broad product offering serving all three markets: wood, vinyl and aluminum.  As consideration for the acquisition of all of the outstanding capital stock of Mikron, the Company paid $198.3 million in cash, net of a working capital adjustment of $(0.3) million and a purchase price adjustment of $0.4 million, and assumed $7.2 million of debt.  The Company also incurred $0.7 million in transaction fees, including legal, valuation and accounting fees.

During the third quarter of fiscal 2005, a wholly owned subsidiary of Mikron entered into an agreement that resulted in it increasing its interest from 7.6% to 49.0% in a developing enterprise focused on the development of equipment used to manufacture vinyl windows.  The increase to 49.0% ownership resulted from the reclassification of a loan receivable to an equity interest.  As the loan receivable was valued at zero by Mikron prior to acquisition and by Quanex as part of the purchase price allocation, the Company continues to value the converted investment at zero as of July 31, 2005.

The preliminary allocation of assets and liabilities acquired and assumed is summarized below.  The preliminary allocation was based on independent appraisal and management’s estimates of fair values.  Because the allocation below is preliminary, the allocation of certain assets could change materially upon finalization of the purchase price adjustments and transaction fees.

As of Date of Opening Balance Sheet
(In thousands)
Cash and equivalents	$1,485
Accounts receivable, net of allowance for doubtful accounts	13,808
Inventories	9,941
Other current assets	1,041
Total current assets	26,275
Property, plant and equipment	86,571
Goodwill	62,456
Other intangible assets:
Trade names	29,700
Patents	10,600
Customer relationships	21,200
Total other intangible assets	61,500
Other assets	183
Total assets	$236,985

Accounts payable	$12,920
Accrued liabilities	17,858
Total current liabilities	30,778
Other liabilities	7,175
Total liabilities	37,953
Investment	199,032
Total liabilities and equity	$236,985

The preliminary allocations resulted in goodwill of $62.5 million, all of which is expected to be deductible for tax purposes.  The other intangible assets are being amortized over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized.  Specifically, the trade names are being amortized over an average estimated useful life of 25 years, the patents are being amortized over an average of 7 years and the customer relationships are being amortized over an average of 20 years.  The weighted average useful life of intangible assets, excluding goodwill, created as a result of the acquisition, is 20 years.  No residual value is estimated for the intangible assets.

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

The following table provides actual results for the three months ended July 31, 2005, and unaudited proforma results of operations for the three months ended July 31, 2004, as well as the nine months ended July 31, 2005 and July 31, 2004, as if Mikron had been acquired as of the beginning of each fiscal year presented.  The proforma results include certain adjustments including estimated interest impact from the funding of the acquisition, estimated depreciation and amortization of fixed and identifiable intangible assets and estimated income taxes based upon an effective tax rate of 38.5%.  However, the proforma results presented do not include any anticipated cost savings or other synergies related to the acquisition.  Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Actual	Pro forma
	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net sales	$498,796	$461,922	$1,525,304	$1,175,461
Net income	44,715	19,403	123,555	37,626
Diluted net earnings per common share	$1.70	$0.77	$4.74	$1.50

5.                                      Inventories

Inventories consist of the following:

	July 31,	October 31,
	2005	2004
	(In thousands)
Raw materials	$29,559	$24,562
Finished goods and work in process	88,791	78,088
	$118,350	102,650
Other	14,392	12,717
	$132,742	$115,367

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	July 31,	October 31,
	2005	2004
	(In thousands)
LIFO	$53,251	$50,382
FIFO	79,491	64,985
	$132,742	$115,367

For purposes of valuing LIFO inventories, a projection of the year-end LIFO reserve is calculated each quarter.  Based on this projection, the Company records an estimate of the LIFO change during the year.  At the end of the fiscal year, the actual LIFO inventory change is calculated and recorded.  With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $40.4 million as of July 31, 2005 and $34.4 million as of October 31, 2004.

6.                                      Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended July 31, 2005 are as follows (in thousands):

	Vehicular Products	Building Products	Consolidated

Balance at October 31, 2004	$13,496	$121,174	$134,670
Acquisitions		64,933	64,933
Balance at July 31, 2005	$13,496	$186,107	$199,603

Intangible assets, including the preliminary valuation of those acquired as part of Mikron, consist of the following (in thousands):

	As of July 31, 2005		As of October 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete Agreements	$313	$234	$313	$187
Patents	25,877	3,280	15,277	883
Trademarks and Trade Names	37,930	1,590	8,230	420
Customer Relationships	23,691	1,503	2,491	416
Other intangibles	1,201	475	1,201	250
Total	$89,012	$7,082	$27,512	$2,156

Unamortized intangible assets:
Trade Name	$2,200		$2,200

The aggregate amortization expense for the three and nine month periods ended July 31, 2005 was $1,768 thousand and $4,926 thousand, respectively.  The aggregate amortization expense for the three and nine month periods ended July 31, 2004 was $581 thousand and $1,374 thousand, respectively.  Estimated amortization expense for the next five years, based upon the amortization of preexisting intangibles, as well as amortization estimates for the intangibles acquired as part of Mikron, follows (in thousands):

Fiscal Years Ending October 31,	Estimated Amortization

2005 (remaining three months)	$1,769
2006	7,075
2007	7,033
2008	5,757
2009	3,874

7.                                      Earnings Per Share

The computational components of basic and diluted earnings per share from continuing operations are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended July 31, 2005			For the Three Months Ended July 31, 2004
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount

Basic Earnings Per Share Computation	$44,991	25,238	$1.78	$20,502	24,696	$0.83
Effect of Dilutive Securities
Effect of common stock equivalents arising from stock options	—	397		—	306
Effect of common stock equivalents arising from settlement of contingent convertible debentures	480	907		—	—
Effect of common stock held by rabbi trust	—	88		—	84

Diluted Earnings Per Share Computation
Total diluted net earnings	$45,471	26,630	$1.71	$20,502	25,086	$0.82

	For the Nine Months Ended July 31, 2005			For the Nine Months Ended July 31, 2004
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount

Basic Earnings Per Share Computation	$130,125	25,133	$5.18	$37,937	24,602	$1.54
Effect of Dilutive Securities
Effect of common stock equivalents arising from stock options	—	412		—	318
Effect of common stock equivalents arising from settlement of contingent convertible debentures	1,441	761		—	—
Effect of common stock held by rabbi trust	—	88		—	82

Diluted Earnings Per Share Computation
Total diluted net earnings	$131,566	26,394	$4.98	$37,937	25,002	$1.52

On January 26, 2005, the Company announced that it had irrevocably elected to settle the principal amount of its 2.50% Convertible Senior Debentures due 2034 (the “Debentures”) in cash when they become convertible and are surrendered by the holders thereof.  The Company retains its option to satisfy any premium obligation (stock price in excess of conversion price) with either shares, cash or a combination of shares and cash.  On January 31, 2005, the Company adopted the consensus reached by the EITF on Issue 04-8 which requires that the Company include in diluted earnings per share all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price.  As a result of the Company’s election, diluted earnings per share include only the amount of shares it would take to satisfy the premium obligation, assuming that all of the Debentures were surrendered.  For calculation purposes, the average closing price of the Company’s common stock for each of the periods presented is used as the basis for determining dilution.

8.                                      Comprehensive Income

Comprehensive income is defined as the sum of net income and all other non-owner changes in equity, including realized and unrealized gains and losses on derivatives, minimum pension liability adjustments and foreign currency translation adjustments.  Total comprehensive income for the three and nine months ended July 31, 2005 is $44.7 million and $123.9 million, respectively.  Total comprehensive income for the three and nine months ended July 31, 2004 is $17.8 million and $35.8 million, respectively.

9.                                      Long-term Debt

Long-term debt consists of the following:

	July 31, 2005	October 31, 2004
	(In thousands)
“Bank Agreement” Revolver	$30,000	$—
2.50% Convertible Senior Debentures due 2034	125,000	125,000
City of Huntington, Indiana Economic Development Refunding Revenue Bonds	1,665	1,665
City of Richmond, Kentucky Industrial Building Revenue Bonds	7,175	—
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	1,800	2,000
Temroc Industrial Development Revenue Bonds	1,870	2,027
Other	326	260
	$167,836	$130,952
Less maturities due within one year included in current liabilities	2,669	456
	$165,167	$130,496

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

On December 19, 2003, the Company executed an agreement with the banks to increase the Bank Agreement revolver from $200 million to $310 million to provide funds necessary for acquisitions.  On April 9, 2004, the Company requested and received consent from its credit facility bank group to extend the maturity date of the Bank Agreement from November 15, 2005 to February 28, 2007.  The aggregate availability under the Bank Agreement was $264.2 million at July 31, 2005, which is net of $15.8 million of outstanding letters of credit.

The Bank Agreement requires maintenance of certain financial ratios and maintenance of a minimum consolidated tangible net worth. As of July 31, 2005, the Company was in compliance with all current Bank Agreement covenants.

Convertible Senior Debentures

On May 5, 2004, the Company issued $125 million of the Debentures in a private placement to Credit Suisse First Boston, Bear, Stearns & Co. Inc., Robert W. Baird & Co., and KeyBanc Capital Markets as initial purchasers.  The Debentures were offered only to “qualified institutional buyers,” in accordance with Rule 144A under the Securities Act of 1933.  The Debentures are convertible into shares of Quanex common stock, upon the occurrence of certain events, at an adjusted conversion rate of 26.1113 shares of common stock per $1,000 principal amount of notes.  This conversion rate is equivalent to an adjusted conversion price of $38.2976 per share of common stock, subject to adjustment in some events such as a common stock split or dividend, or an increase in the cash dividend.  Adjustments to the conversion rate are made when the cumulative adjustments exceed 1% of the conversion rate.

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

Effective August 1, 2005, the Debentures became convertible during the quarter ending October 31, 2005, in accordance with the terms of the indenture.  The convertibility was triggered during the quarter ended July 31, 2005, when the closing price of the Company’s common stock exceeded the contingent conversion threshold price of approximately $45.96 for at least 20 of the last 30 trading days of the third fiscal quarter.

10.                               Pension Plans and Other Postretirement Benefits

The components of net pension and other postretirement benefit cost are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(In thousands)

Pension Benefits:
Service cost	$1,496	$864	$3,208	$2,650
Interest cost	918	866	2,634	2,656
Expected return on plan assets	(1,216)	(724)	(2,651)	(2,222)
Amortization of unrecognized transition asset	29	(33)	(36)	(100)
Amortization of unrecognized prior service cost	32	57	145	175
Amortization of unrecognized net loss	286	201	684	615
Net periodic pension cost	$1,545	$1,231	$3,984	$3,774

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(In thousands)

Postretirement Benefits:
Service cost	$3	$55	$74	$108
Interest cost	65	228	366	452
Net amortization and deferral	60	(85)	(51)	(168)
Net periodic postretirement benefit cost	$128	$198	$389	$392

During the nine months ended July 31, 2005, the Company made the maximum IRS allowed contributions to its defined benefit plans.  These contributions amounted to $2.7 million, including $2.4 million of voluntary contributions.  The Company estimates that it will contribute a total of $2.7 million to its defined benefit plans during fiscal 2005.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(In thousands)
Net Sales
Vehicular Products(1)	$239,923	$225,956	$803,943	$570,484
Building Products(2)	258,873	177,061	698,794	457,452
Consolidated	$498,796	$403,017	$1,502,737	$1,027,936

Operating Income (Loss)
Vehicular Products(1)	$48,109	$24,952	$153,331	$47,530
Building Products(2)	42,803	19,406	96,267	35,718
Corporate & Other(3)	(14,515)	(9,890)	(28,083)	(19,198)
Consolidated	$76,397	$34,468	$221,515	$64,050

	July 31, 2005	October 31, 2004
	(In thousands)
Identifiable Assets
Vehicular Products(1)	$449,940	$475,493
Building Products(2)	628,326	378,688
Corporate & Other(3)	(3,888)	39,432
Discontinued Operations(4)	2,811	35,909
Consolidated	$1,077,189	$929,522

Goodwill
Vehicular Products	$13,496	$13,496
Building Products(2)	186,107	121,174
Consolidated	$199,603	$134,670

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

12.                               Treasury Stock and Stock Option Exercises

On August 26, 2004, the Company’s Board of Directors approved an increase in the number of authorized shares in the Company’s existing stock buyback program, up to 1 million shares.  No shares were purchased during the nine months ended July 31, 2005, nor were any purchased during fiscal 2004.  At July 31, 2005 there were no shares in treasury stock.

The Company has various restricted stock and stock option plans for key employees and directors as described in its Annual Report on Form 10-K for the fiscal year ended October 31, 2004.  Below is a table summarizing the stock option activity in all plans since October 31, 2004:

	Shares Exercisable	Shares Under Option	Average Price Per Share

Balance at October 31, 2004	663,693	1,207,670	$21
Granted		319,326	40
Exercised		(351,058)	18
Cancelled / Lapsed		(21,074)	26
Balance at July 31, 2005	534,663	1,154,864	$27

13.                               Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes.  The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences, and tax credits.  It also includes the effect of any valuation allowance expected to be necessary during year.  The Company’s estimated annual effective tax rate increased to 38.5% in fiscal 2004, primarily due to an increase in state tax expense.  The Company continues to use an estimated annual effective tax rate of 38.5% in fiscal 2005.

Included in income taxes payable as of July 31, 2005, is $7.4 million of income tax contingencies primarily associated with the Company’s case before the Tax Court.  See Note 14 for further explanation.

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

During the third quarter of 2005, the United States Department of Justice filed a complaint against the Company for recovery of cleanup costs incurred at the “Jepscor” Superfund site in Dixon, Illinois.  The United States Environmental Protection Agency has indicated that it has incurred approximately $2.6 million to remove processing residue and other materials from that former metal recovery plant.  Of the Jepscor site’s former owners, operators, and many customers, the government is asserting liability for cleanup only against the Company.  The Company intends to defend itself vigorously against the government’s Jepscor allegations.

Total remediation reserves, at July 31, 2005, for Quanex’s current plants, former operating locations, and disposal facilities were approximately $8.8 million, which is within $0.3 million of the reserve at October 31, 2004.  Of the current remediation reserve, approximately $2.0 million represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. On the balance sheet, $7.5 million of the remediation reserve is included in non-current liabilities with the remainder in accrued liabilities (current).

Approximately 53% of the total remediation reserve is currently allocated to cleanup work related to Piper Impact. During the first quarter of 2005, the Company sold substantially all of the assets of the Piper Impact business, including its sole operating facility on Barkley Drive in New Albany, Mississippi, although the Company retained ownership of the currently non-operational Highway 15 plant site (the “Highway 15 location”).  Subsequent to the third fiscal quarter of 2005, the Company sold the Highway 15 location, but as part of the sale retained environmental liability for pre-closing contamination.  At present, the largest component of the Piper Impact remediation reserve is for remediation of soil and groundwater contamination from prior operators of the Highway 15 location in New Albany.  The Company voluntarily implemented a state-approved remedial action plan that includes natural attenuation together with a groundwater collection and treatment system.  The Company continues to investigate site conditions and evaluate performance of the remedy.

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

During the third quarter of fiscal 2005, $0.3 million of expenses were incurred with respect to the remaining non-operating Highway 15 facility, in addition to some carryover items resulting from the sale of the Nichols Aluminum – Golden and Piper Impact businesses.  Expenses at the remaining Highway 15 facility were incurred to make the facility ready for sale.

In August 2005 (subsequent to the third fiscal quarter) the Company sold the Highway 15 facility.  The Company retained the existing pre-closing environmental liability associated facility and as such has recorded it as part of continuing operations.

Comparative balance sheets of the discontinued operations were as follows:

	July 31, 2005	October 31, 2004
	(In thousands)
Accounts and notes receivable, net	$92	$2,658
Inventories	—	2,695
Deferred income taxes	—	492
Other current assets	40	3,914
Total current assets	132	9,759
Property, plant and equipment, net	500	10,796
Other assets	2,179	15,354
	$2,811	$35,909

Accounts payable	$—	$1,763
Accrued and other	330	2,339
Total current liabilities	330	4,102
Other liabilities	—	423
Total liabilities	$330	$4,525

Operating results of the discontinued operations were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(In thousands)
Net sales	$—	$30,637	$—	$93,079
Income (loss) from discontinued operations	(100)	571	(2,642)	1,449
Gain (loss) on sale of discontinued operations	179	(4,908)	(6,510)	(4,908)
Income tax benefit (expense)	(355)	1,593	2,962	1,251
Net income (loss) from discontinued operations	$(276)	$(2,744)	$(6,190)	$(2,208)

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

The discussion and analysis of Quanex Corporation and its subsidiaries’ (the “Company’s”) financial condition and results of operations should be read in conjunction with the July 31, 2005 and October 31, 2004 Consolidated Financial Statements of the Company and the accompanying notes.

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

Consolidated Results of Operations

Summary Information

	Three Months Ended July 31,				Nine Months Ended July 31,
	2005	2004	Change	%	2005(1)	2004(2)	Change	%
	(Dollars in millions)

Net sales	$498.8	$403.0	$95.8	23.8%	$1,502.7	$1,027.9	$474.8	46.2%
Cost of sales	378.8	337.6	41.2	12.2	1,157.8	880.1	277.7	31.6
Selling, general and administrative	27.3	17.7	9.6	54.2	75.0	46.2	28.8	62.3
Depreciation and amortization	16.3	13.2	3.1	23.5	48.4	38.0	10.4	27.4
Gain on sale of land	—	—	—	—	—	(0.5)	0.5	—
Operating income	76.4	34.5	41.9	121.5	221.5	64.1	157.4	245.6
Operating income margin	15.3%	8.6%	6.7%		14.7%	6.2%	8.5%
Interest expense	(2.5)	(1.8)	(0.7)	38.9	(7.8)	(4.5)	(3.3)	73.3
Other, net	(0.7)	(0.2)	(0.5)	250.0	(2.1)	0.6	(2.7)	(450.0)
Income tax expense	(28.2)	(12.0)	(16.2)	135.0	(81.5)	(22.3)	(59.2)	265.5
Income from continuing operations	$45.0	$20.5	$24.5	119.5%	$130.1	$37.9	$92.2	243.3%

(1)          Fiscal 2005 includes Mikron’s results beginning December 9, 2004.

(2)          Fiscal 2004 includes TruSeal’s and MACSTEEL Monroe’s results beginning January 1, 2004.

 Overview

Net sales for the three months ended July 31, 2005, were a record third quarter for Quanex, up 23.8% over a year ago.  Operating income was also a record for the third quarter and income from continuing operations was up 119.5% compared to last year’s third quarter.

Third quarter 2005 diluted earnings per share from continuing operations of $1.71 include the operating results from Mikron of approximately $0.17 per share.

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

Three & Nine Months Ended July 31, 2005 Compared to Three & Nine Months Ended July 31, 2004

Vehicular Products

	Three Months Ended July 31,				Nine Months Ended July 31,
	2005	2004	Change	%	2005	2004(1)	Change	%
	(Dollars in millions)

Net sales	$239.9	$226.0	$13.9	6.2%	$803.9	$570.5	$233.4	40.9%
Cost of sales	177.0	187.5	(10.5)	(5.6)	606.8	485.5	121.3	25.0
Selling, general and administrative	6.4	5.2	1.2	23.1	18.4	13.5	4.9	36.3
Depreciation and amortization	8.4	8.4	—	—	25.4	24.0	1.4	5.8
Operating income	48.1	24.9	23.2	93.2	153.3	47.5	105.8	222.7
Operating income margin	20.1%	11.0%	9.1%		19.1%	8.3%	10.8%

(1)          Fiscal 2004 includes MACSTEEL Monroe’s results beginning January 1, 2004.

While the average selling price was up in the quarter, demand in the Vehicular Products segment was off in the quarter versus a year ago due to inventory adjustments and significant production cutbacks by two of our major end users – General Motors and Ford.  Consequently, engineered steel bar shipments were down from year ago levels.  The Company now expects the original equipment manufacturers (“OEM’s”) to build vehicle stocks to more normalized levels in the back half of the calendar year, and are therefore looking for improved bar shipments in the fourth quarter over the third, although down from the frenzied pace of the fourth quarter 2004.  Margins remained excellent in the segment during the third quarter 2005 and operating income nearly doubled compared to the year ago quarter, the benefit of higher base selling prices and falling scrap costs.

Net sales for the third quarter of 2005 were higher than the third quarter of 2004 by 6.2% due to a 25.0% increase in price, partially offset by a 15.0% decrease in volume.  Net sales for the first nine months of 2005 were 40.9% higher than the same period of 2004 due to a 42.9% increase in average prices, partially offset by a 1.3% decrease in volume.  Excluding MACSTEEL Monroe, sales volumes for the first nine months of 2005 actually decreased 11.2% compared to the first nine months of 2004.  The higher selling prices were comprised of increased base prices combined with higher quarterly scrap surcharges, in addition to an improved mix, as the Company continues to focus on increasing sales of the segment’s value-added MACPLUS products.  As a result of the increased steel scrap costs that occurred over the latter half of calendar 2003 and all of fiscal 2004, surcharges came into effect on January 1, 2004, and have been adjusted quarterly.  The highest surcharges were recorded in the second quarter of 2005, even as steel scrap costs have declined because of the Company’s lagging surcharge (see further discussion of surcharge lag in “Commodity Price Risk” of Item 3).  The quarterly scrap surcharge was reduced April 1, 2005 and again July 1, 2005.

Operating income for the third quarter of 2005 and first nine months of 2005 increased 93.2% and 222.7% over the same periods last year, respectively, as a result of new customer programs, cost improvements, higher selling prices and declining scrap costs.  All of the previously mentioned favorable items more than compensated for the smaller increase in selling, general and administrative costs, which are primarily associated with increased incentive costs expected to be incurred as a result of the growth in the segment’s operating income.

The increases in the operating income margin for the three and nine month periods ending July 31, 2005 are directly attributable to the higher selling prices realized during a period when steel scrap costs declined.  The result is an increased spread or operating income margin.  It is important to note that while the margin increases as steel scrap costs decline, the opposite is true as steel scrap costs increase, as occurred during 2003 and 2004.  As raw material prices rise, the Company experiences short term compression of the operating margin since the surcharges are adjusted on a quarterly basis based upon a raw material index from the previous three months.  As raw material prices level off, the Company would expect the Vehicular Products segment’s operating income margin to improve, particularly after a period of rapidly escalating costs.  Declines in raw material costs will increase the margin in the short term as the surcharge adjustments always lag by a three-month average.  Over time, if raw material pricing remains steady, margins will also display stability.

During the third quarter of fiscal 2005, the Company recalculated its alloy inventory based upon much higher alloy prices.  While on a consolidated LIFO basis there was minimal impact, the Vehicular Products segment’s inventory value increased and cost of goods sold decreased.  There was a corresponding decrease in the Corporate & Other segment’s inventory value.  Specifically, the Company recognized a nearly offsetting $6.0 million (pre-tax) expense on the Corporate and Other segment as a LIFO adjustment.

Building Products

	Three Months Ended July 31,				Nine Months Ended July 31,
	2005	2004	Change	%	2005(1)	2004(2)	Change	%
	(Dollars in millions)

Net sales	$258.9	$177.1	$81.8	46.2%	$698.8	$457.4	$241.4	52.8%
Cost of sales	195.8	144.8	51.0	35.2	544.3	386.4	157.9	40.9
Selling, general and administrative	12.5	8.1	4.4	54.3	35.4	21.5	13.9	64.7
Depreciation and amortization	7.8	4.7	3.1	66.0	22.8	13.8	9.0	65.2
Operating income	42.8	19.5	23.3	119.5	96.3	35.7	60.6	169.8
Operating income margin	16.5%	11.0%	5.5%		13.8%	7.8%	6.0%

(1)          Fiscal 2005 includes Mikron’s results beginning December 9, 2004.

(2)          Fiscal 2004 includes TruSeal’s results beginning January 1, 2004.

The overall housing outlook remained positive during the Company’s third quarter, with annualized housing starts hovering around the 2 million mark.  Some of the Company’s window and door customers were adversely impacted early in the quarter by severe weather, primarily in their Northeast markets.  Offsetting this impact were excellent operating results at the Company’s aluminum sheet business, which had a very strong quarter.  The painted sheet sales remained very strong and accounted for nearly 45% of all sheet sales in the quarter, in part due to the excellent operating performance of the Company’s Alabama facility.  Also, Mikron’s impact was quite positive as it is on a sharp growth curve given its new programs and the strong performance of its customer base.

Excluding the impact of Mikron, net sales for the three and nine months ended July 31, 2005 were higher than the same periods last year by 8.4% and 20.2%, respectively.  This increase in net sales for the third quarter and first nine months of 2005 compared to the same periods of 2004 was a result of the increased volume across the entire segment combined with a 13.9% and 21.9% increase in aluminum sheet prices, respectively.

Excluding the impact of Mikron, operating income for the third quarter and first nine months of 2005 was higher than the same periods of 2004 by 72.1% and 129.5%, respectively, primarily as a result of increased spreads in the aluminum sheet market.  During 2005, the average selling price of aluminum sheet has increased more than the cost of aluminum scrap.  This, coupled with the segment’s continued focus on efficient manufacturing and more value-added sales, resulted in the operating income increases.

Corporate and Other

	Three Months Ended July 31,				Nine Months Ended July 31,
	2005	2004	Change	%	2005	2004	Change	%
	(Dollars in millions)

Cost of sales	$6.0	$5.3	$0.7	13.2%	$6.7	$8.2	$(1.5)	(18.3)%
Selling, general and administrative	8.4	4.5	3.9	86.7	21.2	11.2	10.0	89.3
Depreciation and amortization	0.1	0.1	—	—	0.2	0.2	—	—
Gain on sale of land	—	—	—	—	—	(0.4)	0.4	—
Operating loss	$(14.5)	$(9.9)	$(4.6)	46.5%	$(28.1)	$(19.2)	$(8.9)	46.4%

Corporate and other operating expenses, which are not in the two operating segments mentioned above, include the consolidated LIFO inventory adjustments (calculated on a combined pool basis), corporate office expenses and inter-segment eliminations.  The LIFO inventory adjustments are included in corporate cost of sales and were $6.0 million and $5.0 million for the three month periods ending July 31, 2005 and 2004, respectively. The primary cause for the increase in corporate office expense in both the three month period and nine month period ending July 31, 2005, were the costs associated with the Company’s Sarbanes-Oxley Section 404 implementation efforts.  For the nine months ended July 31, 2005, the Company incurred $6.2 million of external consulting fees and external audit fees associated with the Sarbanes-Oxley Act.  For fiscal 2005, all of these fees are being recorded in the Corporate and Other segment.

Interest expense for the three and nine months ended July 31, 2005 increased $0.7 million and $3.3 million, respectively, from the same period a year ago.  The increase is a result of an increase in the average debt outstanding for the comparative periods primarily associated with the borrowings made to fund the acquisition of Mikron.

Other, net for the three months ended July 31, 2005 was an expense of $0.7 million compared to an expense of $0.2 million in the third quarter of 2004.  Other, net for the nine months ended July 31, 2005, was an expense of $2.1 million compared to income of $0.6 million for the same period in 2004.  The additional $2.7 million of expense for the nine month period is primarily related to the change in the market value of the Company’s Deferred Compensation Plan.  Each quarter, the Company values its liability for the Deferred Compensation Plan based upon the value of the underlying investment units, primarily Quanex common stock. For the nine months ended July 31, 2005, the market value of the Deferred Compensation Plan increased $5.1 million, due to deferrals and an 80.5% increase in the Company’s common stock price from October 31, 2004, to July 31, 2005.

The Company’s effective tax rate of 38.5% for the three and nine months ended July 31, 2005 is consistent with the Company’s effective rate for the fiscal year 2004.  The higher effective rate in the fourth quarter 2004 led to the effective rate increasing from 37.0% for the nine months ended July 31, 2004 to 38.5% for the fiscal year ended October 21, 2004.

The year-over-year changes in income (loss) from discontinued operations, net of taxes, for the three and nine months ended July 31, 2005, are the result of several items.  During the third quarter of fiscal 2004, the Company recognized a $4.9 million loss associated with the reduction of Piper Impact’s carrying value.  Fiscal 2004 also includes the result of operations of Nichols Aluminum – Golden while fiscal 2005 does not.  Finally, fiscal 2005 includes the loss associated with the sale of the Piper Impact operation coupled with operating expenses of the Piper Impact facility that the Company retained held until August 2005 (subsequent to the Company’s third fiscal quarter).

Outlook

Consistent with a strong housing market and the acquisition of Mikron, the Company expects an excellent fourth quarter from its window and door components businesses.

At its engineered steel bar business, the Company enters the fourth quarter with lower backlogs compared to the year ago period.  However, the vehicular supply chain inventory correction is coming to an end and production schedules are expected to increase to replenish low dealer stocks with 2006 models.  While the precise timing remains an issue, the Company does expect demand at its engineered steel bar business to regain momentum through calendar year 2005.

At the aluminum sheet business, demand is off modestly from year ago levels as customers rebalance inventories.  However, with robust end markets, combined with strong margins and a healthy mix of value-added products, the Company expects the business to have an excellent quarter.

Consolidating expected segment results, Quanex looks to report record fiscal 2005 diluted earnings per share from continuing operations in a range of $6.10 to $6.20, up from fiscal 2004’s $2.30, and higher than the Company’s previous guidance of $5.75 to $6.00 issued on May 26, 2005.  The Company cautions that its combination of short cycle businesses and volatile raw material costs, particularly for steel scrap, makes forecasting problematic.

Liquidity and Capital Resources

Sources of Funds

The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its secured $310.0 million Revolving Credit Agreement (“Bank Agreement”).  On December 19, 2003, the Company executed an agreement with our credit facility banks to increase the Bank Agreement from $200.0 million to $310.0 million to provide the funds necessary for acquisitions.  On April 9, 2004, the Company requested and received consent from its credit facility bank group to extend the maturity date of the Bank Agreement from November 15, 2005, to February 28, 2007.

In December 2004, the Company borrowed $200.0 million under the Bank Agreement to fund the acquisition of Mikron.  Since then, the Company has paid off $170.0 million of the borrowings.  At July 31, 2005, the Company had $30.0 million borrowed under the Bank Agreement and $125.0 million outstanding 2.50% Senior Convertible Debentures due May 15, 2034 (the “Debentures”).  This represents a $30.0 million increase from October 31, 2004, borrowing levels.  The aggregate availability under the Bank Agreement was $264.2 million at July 31, 2005, which is net of $15.8 million of outstanding letters of credit.

On August 25, 2005, the Board of Directors of the Company authorized an annual dividend increase of $0.08 per common share outstanding, or $0.02 increase per quarter.  This increased the annual dividend from $0.54 to $0.62 and the quarterly dividend from $0.135 to $0.155 per common share outstanding.

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

The Company’s working capital was $116.8 million on July 31, 2005 compared to $140.1 million on October 31, 2004.  Excluding the impact of the acquisition of Mikron and the impact of discontinued operations, working capital decreased $13.0 million from October 31, 2004, to July 31, 2005 primarily from a $34.4 million decline in the cash balance and an $18.6 million decline in accounts receivable, partially offset by a $40.3 million reduction in accounts payable.  The cash balance decreased as the Company has been consistently reducing the outstanding revolver balance.  Accounts receivable declined because of two items.  The first is that July is a relatively low revenue month for the Vehicular Products segment due to industry-wide shutdowns during the month.  Lower sales for the month of July compared to October of the previous year resulted in approximately $13.5 million of the reduction.  Second, $4.5 million of the reduction relates to the increase of the allowance for doubtful accounts recognized during fiscal 2005 primarily due to a bankrupt account and changing market conditions of the Company’s customers.  The reduction in accounts payable is directly related to lower raw material prices across both segments combined with lower purchase volumes in the Vehicular Products segment as a result of the annual shutdowns in July.

Operating Activities

Cash provided by operating activities during the nine months ended July 31, 2005, was $160.7 million compared to $73.5 million for the same period of 2004.  The increase is largely due to the increase in operating income, partially offset by the decline in accounts payable discussed above.

Investment Activities

Net cash used for investment activities during the nine months ended July 31, 2005, was $223.9 million compared to $227.7 million for the same period of 2004.  Investment activities for the nine months ended July 31, 2005, included the acquisition and related costs for Mikron of $197.5 million, net of cash acquired.  Capital expenditures increased $23.6 million to $35.5 million in the nine months ended July 31, 2005 from $11.9 million in the same period of the previous year.  Capital spending in the Building Products segment increased by $14.7 million primarily due to $11.2 million of capital expenditures at the recently acquired Mikron operation coupled with $2.5 million of additional spending at the Company’s window and door component businesses.  Additionally, the engineered steel bar business increased capital spending by $7.6 million for value added capacity projects.  The Company estimates that fiscal 2005 capital expenditures will be approximately $55.0 million.  At July 31, 2005, the Company had commitments of approximately $42.2 million for the purchase or construction of capital assets.  The Company plans to fund these capital expenditures with cash flow from operations.

Financing Activities

Net cash provided by financing activities for the nine months ended July 31, 2005, was $30.3 million compared to $171.1 million during the same prior year period.  The Company made net borrowings of $29.7 million on the Bank Agreement in the first nine months of 2005 compared to net borrowings of $175.0 million against the Bank Agreement during the same nine month period of fiscal 2004.  Additionally, the Company received $10.3 million in the nine months ended July 31, 2005, for the issuance of common stock related to the exercise of options, versus $9.7 million in the same period last year.  The $2.0 million increase in dividends paid for the nine months of 2005, compared to 2004, is a result of the increases to the Company’s dividend rate authorized by the Board of Directors in fiscal 2004.

Critical Accounting Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, inventory, long-lived assets, environmental contingencies, insurance, U.S. pension and other post-employment benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management believes the critical accounting policies listed and described in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2004 Annual Report on Form 10-K are the most important to the fair presentation of the Company’s financial condition and results. These policies require management’s significant judgments and estimates in the preparation of the Company’s consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS No. 123R are effective for the first annual reporting period that begins after June 15, 2005; therefore, Quanex will adopt the new requirements no later than the beginning of the first quarter of fiscal 2006. The fair value concepts were not changed significantly in SFAS No. 123R; however, in adopting SFAS No. 123R, companies must choose among alternative valuation models. The Black-Scholes option pricing model which the Company has used for the pro forma effect on net income disclosed in Note 3 continues to be available, but the Company has not yet completed its assessment of the alternatives.   Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, including which valuation model is most appropriate.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 is an interpretation of SFAS No. 143, “Asset Retirement Obligations”, which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 will be effective for the Company as of October 31, 2006.  The Company is currently evaluating the impact, if any, of implementing FIN 47, but it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Interest Rate Risk

The Company and its subsidiaries have a Bank Agreement and other long-term debt which subject the Company to the risk of loss associated with movements in market interest rates.  The Company and certain of its subsidiaries’ floating-rate obligations total $39.0 million, or 23% of total debt, at July 31, 2005.

At July 31, 2005, the Company had fixed-rate debt totaling $128.8 million or 77% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates.  The aggregate availability under the Bank Agreement was $264.2 million at July 31, 2005, which is net of $15.8 million of outstanding letters of credit.  Based on the outstanding balance of the Bank Agreement of $30.0 million at July 31, 2005, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $0.3 million on an annualized basis.

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

Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum.  To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect.  During the third quarter of 2005, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments.  There were no outstanding LME hedges as of July 31, 2005.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. During the last quarter, there have been no changes in internal controls that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in note fourteen to the consolidated financial statements in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.

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

3.5

Amended and Restated Bylaws of the Registrant, as amended June 1, 2005, filed as Exhibit 3.5 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2005 and incorporated herein by reference.

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

Exhibit Number	Description Of Exhibits
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

4.12

Supplemental Indenture dated as of January 25, 2005 by and between the Company and Union Bank of California, N.A., as trustee, to the indenture governing the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated January 26, 2005.

4.13

Fifth Amendment to Revolving Credit Agreement dated March 11, 2005 by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks, filed as Exhibit 4.12 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) dated March 11, 2005.

Exhibit Number	Description Of Exhibits
† 10.1

Amendment to the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective as of August 25, 2005, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated August 31, 2005.

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

QUANEX CORPORATION

/s/ Terry M. Murphy
Terry M. Murphy
Date: September 2, 2005	Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Brent L. Korb
Brent L. Korb
Date: September 2, 2005	Vice President – Corporate Controller (Principal Accounting Officer)