Form 10-K
period 2005-10-31
QUANEX CORP
filed 2005-12-21
CIK 276889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates as of April 30, 2005, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $1,261,791,393.  Such calculation assumes only the registrant’s officers and directors were affiliates of the registrant.

At December 14, 2005, there were outstanding 25,465,896  shares of the registrant’s Common Stock, $.50 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement, to be filed with the Commission within 120 days of October 31, 2005, for its Annual Meeting of Stockholders to be held on February 23, 2006, are incorporated herein by reference in Part III of this Annual Report.

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

The Company’s businesses are managed on a decentralized basis. The businesses are organized into two segments:  Vehicular Products and Building Products.  Both operating segments have administrative, operating and marketing functions. The Company measures each segment’s return on investment and seeks to reward superior performance with incentive compensation, which is a significant portion of total compensation for salaried employees. Intercompany sales are conducted on an arms-length basis.  Operational activities and policies are managed by corporate officers and key division executives. Also, a small corporate staff provides corporate accounting, financial and treasury management, tax, legal, internal audit and human resource services to the operating divisions.

Quanex is a technological leader in the production of engineered carbon and alloy steel bars, heat treated bars, aluminum flat-rolled products, flexible insulating glass spacer systems, extruded profiles, and precision-formed metal and wood products which primarily serve the North American vehicular products and building products markets. The Company uses state-of-the-art manufacturing technologies, low-cost production processes, and engineering and metallurgical expertise to provide customers with specialized products for specific applications. Quanex believes these capabilities also provide the Company with unique competitive advantages. The Company’s growth strategy is focused on the continued development of its two target markets, vehicular products and building products, and protecting, nurturing and growing its core businesses that serve those markets.

Business Developments

In the Company’s Vehicular Products segment, rotary centrifugal continuous casters are used at two of the steel bar plants (Fort Smith, Arkansas and Jackson, Michigan), each with an in-line manufacturing process to produce bearing grade quality, seam-free, engineered carbon and alloy steel bars that enable Quanex to participate in higher margin niches of the vehicular products bar market. Since 1990, the Company has invested approximately $410 million through internal growth and an acquisition (Macsteel Monroe) to enhance its steel bar manufacturing and refining processes, to improve rolling and finishing capability, and to expand shipping capacity from 420 thousand tons to approximately 1.2 million tons per year, 300,000 of which is value-added MACPLUS capacity. Phases I through VII of the MACSTEEL expansions have been completed.

The Phase VIII capital project was announced in September 2004 and is scheduled for completion in December 2006.  Phase VIII will increase the annual capacity of the Fort Smith, Arkansas facility by approximately 40,000 tons, thereby increasing total engineered bar shipping capacity to more than 1.2 million tons.  In addition to an increase in capacity, the Phase VIII modernization will improve production flow and further enhance metallurgical quality.  Specifically included in the project are upgrades to the rotary continuous caster, direct rolling mill, and metallurgical refining areas.

In February 2005, the Company announced the Phase IX capital project which calls for the construction of a value-added bar processing center at Macsteel Monroe to eliminate outside processing for straightening, heat treating, testing, and bar turning services.  The project will include two straightening and testing lines, two heat treat furnaces and a MACPLUS bar turning line, all housed in a new building.  The project is expected to be completed in December 2006.

On December 9, 2004 the Company completed the acquisition of all of the outstanding stock, through a subsidiary merger, of Mikron Industries, Inc. (Mikron), a privately-held Washington corporation.  Mikron, an industry-leading manufacturer of engineered vinyl and thermoplastic alloy composite (MikronWood™) window components, window coverings and door components, serves the residential building and remodeling markets.  Headquartered in the Seattle suburb of Kent, WA, Mikron operates modern and highly automated extrusion facilities located in the Kent area; Winnebago, IL; and Richmond, KY.  Mikron’s 2004 revenues were approximately $208 million.  Mikron has been integrated into the Company’s Building Products segment.

On January 25, 2005, the Company completed the sale of Piper Impact, a cold forged impact extrusion business in New Albany, Mississippi. The facility used impact extrusion presses to produce large volumes of near-net shaped components for automotive airbags, ordnance and other commercial uses.

On March 21, 2005, the Company completed the purchase of Besten Incorporated (Besten), located in Cleveland, Ohio.  Besten is a manufacturer and supplier of equipment used for assembling and glazing insulating glass components like those manufactured at TruSeal Technologies, Inc. (TruSeal), another of Quanex’s Building Products businesses.  Besten’s 2004 sales were roughly $6 million, and it currently has approximately 40 employees.

During the fourth fiscal quarter of 2005, the Company classified Temroc Metals Inc. (Temroc), located in Hamel, Minnesota, as held for sale.  In December 2005, the Company announced the pending sale of Temroc.  The business produces aluminum extrusions and fabricated products primarily for the recreational vehicle market.

Manufacturing Processes, Markets, and Product Sales by Business Segment

Quanex has 23 manufacturing facilities in 12 states in the United States. These facilities feature efficient plant design and flexible manufacturing processes, enabling the Company to produce a wide variety of custom engineered products and materials for the vehicular products and building products markets. The Company is able to maintain minimal levels of finished goods inventories at most locations because it typically manufactures products upon order to customer specifications.

The majority of the Company’s products are sold into the vehicular products and building products markets, with minimal sales to the industrial machinery and capital equipment markets.

For financial information regarding each of Quanex’s business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and Note 12 to the Consolidated Financial Statements. For net sales of the Company by major product lines see Note 12 to the Consolidated Financial Statements. For the years ended October 31, 2005, 2004, and 2003, no one customer accounted for 10% or more of the Company’s sales.

Vehicular Products Segment

The Vehicular Products segment includes engineered steel bar manufacturing, steel bar and tube heat-treating services, and steel bar and tube corrosion and wear resistant finishing services.

The Company’s engineered steel bar operations, which represent the majority of the segment’s sales and operating income, include three plants, one located in Arkansas and two in Michigan, which in aggregate are capable of shipping 1.2 million tons of hot finished, precision engineered, carbon and alloy steel bars annually.

The Company believes that it has the only two bar plants in North America using continuous rotary centrifugal casting technology. This casting process produces seam-free bars, without surface defects or inclusions, thereby reducing the need for subsequent surface conditioning. The continuous casting and automated in-line manufacturing operations at the plants substantially reduce labor and energy costs by eliminating the intermittent steps that characterize manufacturing operations at most other steel mills.

The Company produces various grades of customized, engineered steel bars by melting steel scrap and casting it through both static and rotary centrifugal continuous casters.  Prior to casting, molten steel benefits from secondary refining processes that include argon stirring, ladle injection, and vacuum arc degassing. These processes enable the production of higher quality, “cleaner” steel. The Company believes that it is the lowest cost producer of engineered carbon and alloy steel bars in North America, in part because its average energy costs are significantly lower than those of its competitors; at the two plants that utilize continuous rotary centrifugal casting technology, bars move directly from the caster to the rolling mill before cooling, reducing the need for costly reheating. Its highly automated manufacturing processes enable the Company to produce finished steel bars using less than two man-hours of labor per ton.

Bar products are custom manufactured primarily for customers within the vehicular product markets serving the passenger car, light truck, sport utility vehicle, heavy truck, off-road and farm equipment industries. These customers use engineered steel bars in critical applications such as camshafts, crankshafts, gears, wheel spindles and hubs, bearing components, steering components, hydraulic mechanisms and seamless tube production.

The Vehicular Products segment also includes two additional, complementary operations. The first is a heat-treating plant in Indiana that uses custom designed, in-line equipment to provide tube and bar heat-treating and related services such as quench and temper, stress relieving, normalizing, “cut-to-length,” and metallurgical testing. This plant primarily serves customers in the vehicular products and energy markets.  The second, located in Wisconsin, treats steel bars and tubes using the patented Nitrotec process to improve the metal’s corrosion and wear resistance properties while providing a more environmentally friendly, non-toxic alternative to chrome plating. This plant’s products are made for specific customer applications and are primarily used for fluid power applications in the vehicular products market.

Building Products Segment

The Building Products segment is comprised of an aluminum sheet casting operation, three stand-alone aluminum sheet finishing operations, five fabricated metal components operations, two facilities producing wood fenestration (door and window) products, three vinyl extrusion facilities, a flexible insulating glass spacer business with a production facility and a facility that produces glass spacer installation systems.  The segment produces mill finished and coated aluminum sheet and various engineered products for the building and remodeling markets.  Products include flexible insulating glass spacer systems, window and patio door screens, window cladding frames, residential exterior products, custom wood window grilles and accessories, engineered vinyl and thermoplastic alloy composite window components, and a broad line of custom designed, roll-formed aluminum components and stamped aluminum shapes for manufacturers of windows for the home improvement, residential, and light commercial construction markets.  The aluminum sheet may be coated and / or painted, slit to various widths and finished with a variety of textures.  Customer end-use applications, exterior housing trim, exterior door thresholds, astragals, patio door systems, and custom hardwood architectural mouldings.  The operations combine strong product design and development expertise with reliable just-in-time delivery.

The Company’s aluminum mini-mill uses an in-line casting process that can produce approximately 400 million pounds of reroll (hot-rolled aluminum sheet) annually. The mini-mill converts aluminum scrap to reroll through melting, continuous casting, and in-line hot rolling processes. It also has shredding and blending capabilities, including two rotary barrel furnaces and a dross recovery system that broaden its use of raw materials, allowing it to melt lesser grades of scrap, while improving raw material yields. Delacquering equipment improves the quality of the raw material before it reaches the primary melt furnaces by burning off combustibles in the scrap. In addition, scrap is blended using computerized processes to most economically achieve the desired molten aluminum alloy composition.  The Company believes its production capabilities result in a significant manufacturing advantage and savings from reduced raw material costs, optimized scrap utilization, reduced unit energy cost and lower labor costs.

Aluminum sheet finishing capabilities include reducing coil to specific gauge, annealing, slitting and custom coating.  The product is packaged and delivered just in time for use by various customers in the building and construction markets, as well as other capital goods markets.

The Building Products segment’s operations also produce window and door systems and components for original equipment manufacturers (OEMs).  The extrusion operations use highly automated production facilities to manufacture vinyl profiles and composites, the window and door structural frames used by high-end fenestration OEMs.  The value added capabilities include tooling design and fabrication, laser welding, roll forming, poly laminating, stamping, and end-product assembly to produce a variety of fenestration products.  These businesses also produce custom window grilles and trim in a variety of woods.  In addition, the insulating glass business uses composite and laminating technology to produce highly engineered window spacer products used to separate two panes of glass in a window sash to improve thermal performance.

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

The Building Products segment’s operations purchase a diverse range of raw materials.  In terms of value, the segment’s most significant raw material is aluminum scrap purchased on the open market, where availability and delivery can be adversely affected by, among other things, extreme weather conditions. Physical hedges are used on a limited basis to hedge against fluctuations in the price of aluminum scrap required to manufacture products for fixed-price sales contracts.  To a lesser extent, aluminum ingot futures contracts are bought and sold on the London Metal Exchange to hedge aluminum scrap requirements.

Other key raw materials include coated and uncoated aluminum sheet, wood (both hardwood and softwood), polyvinyl chloride and epoxy resin.  In most cases the raw materials are available from several suppliers at market prices.  One exception is aluminum sheet which is transferred within the segment at prices based upon arms-length transactions.  Sole sourcing arrangements are entered into from time to time if beneficial savings can be realized and only when it is determined that a vendor can reliably supply all of the Company’s raw material requirements.

Backlog

At October 31, 2005, Quanex’s backlog of orders to be shipped in the next twelve months was approximately $330 million, comprised of $273 million for the Vehicular Products segment and $57 million for the Building Products segment.  This compares to approximately $489 million at October 31, 2004, comprised of $419 million for the Vehicular Products segment and $70 million for the Building Products segment, at which time customers at its large process businesses were on allocation. Excluding backlogs associated with the acquisitions completed during fiscal 2005 and 2004, the October 31, 2005 backlog is $85 million lower than

October 31, 2004 and $60 million higher than at October 31, 2003.  Because many of the markets in which Quanex operates have short lead times, the Company does not believe that backlog figures are reliable indicators of annual sales volume or operating results.

Competition

The Company’s products are sold under highly competitive conditions.  Quanex competes with a number of companies, some of which have greater financial resources. Competitive factors include product quality, price, delivery, and the ability to manufacture to customer specifications. The amounts of engineered steel bars, aluminum mill sheet products, engineered products and extruded products manufactured by the Company represent a small percentage of annual domestic production.

The Company’s Vehicular Products segment’s operations compete with several large integrated and non-integrated steel producers. Although these producers may be larger and have greater resources than the Company, Quanex believes that the technology used at the Company’s facilities permits it to compete effectively in the markets it serves.

The operations of the Building Products segment compete with a range of small and midsize metal, vinyl and wood fabricators and wood moulding facilities in addition to mid-size and large aluminum sheet manufacturers, some of which are divisions or subsidiaries of major corporations with substantially greater resources than the Company.  The Company also competes against sealant firms and other insulated glass panel fabrications. The Company competes in coil-coated and mill finished products, primarily on the basis of the breadth of product lines, the quality and responsiveness of its services, and price.  Competition in the other portions of the segment is primarily based on regional presence, custom engineering, product development, quality, service and price.  The operations also compete with in-house operations of vertically integrated fenestration OEMs.

Sales and Distribution

The Company has sales organizations with sales representatives in many parts of the United States. Engineered steel bars are primarily sold to tier-one or tier-two suppliers through the Company’s direct sales force and a limited number of manufacturers’ representatives. The Building Products segment’s products are sold primarily to OEMs through company direct sales force, along with the limited use of distributors to market aluminum steel and wood moldings.

Seasonal Nature of Business

Sales for the Building Products segment’s products are seasonal. The winter weather typically reduces homebuilding and home improvement activity. This segment typically experiences its lowest sales during the Company’s first fiscal quarter. Profits tend to be lower in quarters with lower sales because a high percentage of their manufacturing overhead and operating expense is due to labor and other costs that are generally semi-variable throughout the year.

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

Service Marks, Trademarks, Trade Names, and Patents

The Company’s federally registered trademarks or service marks include QUANEX, QUANEX and design, SEAM-FREE and design, NITROSTEEL, MACGOLD, MACSTEEL, MACSTEEL THE MIGHTY MITE and design, MAC+, ULTRA-BAR, TRUSEAL TECHNOLOGIES, EDGETHERM, INSULEDGE, COLONIAL CRAFT, MIKRON, MIKRONWOOD, MIKRONWOOD A PAINTABLE COMPOSITE and design, M design, MIKRONBLEND, MIKRON BLEND and design, SPECTUSBLEND, SPECTUS BLEND and design, K2 MIKRON and design, BUILDER & REMODELER EXECUTIVE, WINDOW EXECUTIVE, HOMESHIELD, HOMESHIELD and design, STORM SEAL, MACPRIME, NITRO-100, and “THE BEST ALLOY & SPECIALTY BARS” marks. The trade name Nichols-Homeshield and the HOMESHIELD trademarks are used in connection with the sale of the Company’s aluminum mill sheet products and residential building products. The HOMESHIELD, COLONIAL CRAFT, MACSTEEL, TRUSEAL TECHNOLOGIES, MIKRON and QUANEX word and design marks and associated trade names are considered valuable in the conduct of the Company’s business. The business conducted by the Company generally does not depend upon patent protection other than at its vinyl extrusion business. Although the Company holds numerous patents, in some cases, the proprietary technology that the Company has developed from using the patents is more important than the patents themselves.

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

From time to time, Quanex also has been alleged to be liable for all or part of the costs incurred to clean up third-party sites where it is alleged to have arranged for disposal of hazardous substances.  At present, the Company is involved at several such facilities.

During the third quarter of 2005, the United States Department of Justice filed a complaint against the Company for recovery of cleanup costs incurred at the “Jepscor” Superfund site in Dixon, Illinois.  The United States Environmental Protection Agency has indicated that it incurred approximately $2.6 million in exposures to remove processing residue and other materials from that former metal recovery plant.  Of the Jepscor site’s former owners, operators, and many customers, the government is asserting liability for cleanup only against the

Company.  During the fourth fiscal quarter of 2005, the Company and the Department of Justice reached a tentative agreement to settle this matter.  If that settlement cannot be finalized, the Company intends to defend itself vigorously against the government’s Jepscor allegations.

Total remediation reserves, at October 31, 2005, for Quanex’s current plants, former operating locations, and disposal facilities were approximately $8.9 million, which is within $0.3 million of the reserve at October 31, 2004.  Of the current remediation reserve, approximately $2.0 million represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. On the balance sheet, $6.7 million of the remediation reserve is included in non-current liabilities with the remainder in current accrued liabilities.

Approximately 51% of the total remediation reserve is currently allocated to cleanup work related to Piper Impact. During the first quarter of 2005, the Company sold the operating assets of the Piper Impact business, including its only active plant on Barkley Drive in New Albany, Mississippi.  In the fourth fiscal quarter of 2005, the Company sold the location on Highway 15 in New Albany where Piper Impact previously had operated a plant (the Highway 15 location), but as part of the sale retained environmental liability for pre-closing contamination there.  At present, the largest component of the Piper Impact remediation reserve is for remediation of soil and groundwater contamination from prior operators of the Highway 15 location in New Albany.  The Company voluntarily implemented a state-approved remedial action plan there that includes natural attenuation together with a groundwater collection and treatment system.  The Company continues to monitor conditions at the site and to evaluate performance of that remedy.

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

The final remediation costs and the timing of the expenditures at the Highway 15 location and other sites will depend upon such factors as the nature and extent of contamination, the cleanup technologies employed, and regulatory concurrences. While actual remediation costs therefore may be more or less than amounts accrued, the Company believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities.  It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals because of uncertainties as to the extent of environmental impact, cleanup technologies, and concurrence of governmental authorities.  The Company currently expects to pay out the accrued remediation reserve through at least fiscal 2025, although some of the same factors discussed earlier could accelerate or extend the timing.

Compliance

Quanex incurred expenses of approximately $4.7 million and capitalized an additional $2.9 million during fiscal 2005 in order to comply with existing environmental regulations.  This compares to $3.4 million of expense and $2.4 million of capital incurred during fiscal 2004.  For 2006, the Company estimates expenses at its facilities will be approximately $3.4 million for continuing environmental compliance.  In addition, the Company estimates that capital expenditures for environmental compliance in fiscal 2006 will be approximately $0.2 million, which includes amounts for upgrades related to the coating systems emission compliance standards at two of its Nichols Aluminum facilities.  Further expenditures relating to environmental matters will necessarily depend upon the application to Quanex and its facilities of future regulations and government decisions.  Quanex will continue to have expenditures in connection with environmental matters beyond 2006, but it is not possible at this time to reasonably estimate the amount of those expenditures, except as discussed above.

Employees

The Company had 4,530 employees at October 31, 2005 and approximately 4,540 at December 15, 2005.  Of the total employed, approximately 33% are covered by collective bargaining agreements.  None of such collective bargaining agreements expire in fiscal 2006.  Following is a table of collective bargaining agreements currently in place.

Facility	Expires

Nichols Aluminum – Alabama	Nov. 2006
TruSeal Technologies	Dec. 2006
Temroc Metals	Jan. 2007

Nichols Aluminum-Davenport/Casting	Nov. 2007

Macsteel Monroe	Dec. 2007

Macsteel Arkansas	Jan. 2008
Macsteel Jackson	Feb. 2008
Nichols Aluminum-Lincolnshire	Jan. 2009

Union	Covered Employees at 10/31/05

United Steelworkers of America	91
United Steelworkers of America	212
United Automobile Workers	91
International Union of America
International Brotherhood of Teamsters	259
United Automobile Workers	246
International Union of America
United Steelworkers of America	272
United Steelworkers of America	223
International Association of Machinists and Aerospace Workers	89

Financial Information about Foreign and Domestic Operations

For financial information on the Company’s foreign and domestic operations, see Note 12 of the Financial Statements contained in this Annual Report on Form 10-K.

Communication with the Company

The Company’s website is www.quanex.com.  Quanex invites inquiries to the Company and its Board of Directors.  Interested persons may contact the appropriate individual or department by choosing one of the options below.

General

Investor Information:

For Investor Relations matters or to obtain a printed copy of the Company Code of Ethics, Corporate Governance Guidelines or charters for the Audit, Compensation and Management Development, and Nominating and Corporate Governance Committees of the Board of Directors, send a request to the Company’s principal address below or inquiry@quanex.com.  This material may also be obtained from the Company website at www.quanex.com by following the “Corporate Governance” link.

The Company’s required Securities Exchange Act filings such as annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the Company’s website, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the 1934 Act).  Forms 3, 4 and 5 filed with respect to equity securities under Section 16(a) of the 1934 Act are also available on the Company’s website.  All of these materials are located at the “Financial Information” link.  They can also be obtained free of charge upon request to inquiry@quanex.com or to the Company’s principal address:  Quanex Corporation, 1900 West Loop South, Suite 1500, Houston, TX 77027.

Communications with the Company’s Board of Directors:

Persons wishing to communicate to the Company’s Board of Directors or specified individual directors may do so by sending them in care of Raymond A. Jean, The Chairman of the Board of Directors, at the Company’s principal address below or hotline@quanex.com.

Hotline

Accounting Issues:

Persons who have concerns or complaints regarding questionable accounting, internal accounting controls or auditing matters may submit them to the Senior Vice President – Finance & Chief Financial Officer at the Company’s principal address or hotline@quanex.com.

Such communications will be kept confidential to the fullest extent possible. If the individual is not satisfied with the response, they may contact the Audit Committee of the Board of Directors of the Company. If concerns or complaints require confidentiality, then this confidentiality will be protected, subject to applicable laws.

Reporting Illegal or Unethical Behavior:

Employees, officers and directors who suspect or know of violations of the Company Code of Business Conduct or Ethics, or illegal or unethical business or workplace conduct by employees, officers or directors have an obligation to report it. If the individuals to whom such information is conveyed are not responsive, or if there is reason to believe that reporting to such individuals is inappropriate in particular cases, then the employee, officer or director may contact the Chief Compliance Officer, Chief Financial Officer, Director of Internal Audit, or any corporate officer in person, by telephone, letter to the Company’s principal address or e-mail below.  Quanex also encourages persons who are not affiliated with the Company to report any suspected illegal or unethical behavior.

1)	By Letter
Quanex Corporation
1900 West Loop South, Suite 1500
Houston, Texas 77027

2)	By Telephone
	Direct Telephone	(713) 877-5349
	Toll Free Telephone	(800) 231-8176
	Toll Free HOTLINE	(888) 704-8222

3)	By Electronic Mail HOTLINE
hotline@quanex.com

Such communications will be kept confidential to the fullest extent possible. If the individual is not satisfied with the response, they may contact the Nominating and Corporate Governance Committee of the Board of Directors of the Company. If concerns or complaints require confidentiality, then this confidentiality will be protected, subject to applicable laws.

Item 2.           Properties

The following table lists Quanex’s principal properties together with their locations, general character and the industry segment which uses the facility. Listed facilities are owned by the Company, unless indicated otherwise. See Item 1, “Business,” for discussion of the capacity of various facilities.

Location	Principal Products

Vehicular Products Segment
Fort Smith, Arkansas	Special bar quality engineered steel
Jackson, Michigan	Special bar quality engineered steel
Monroe, Michigan	Special bar quality engineered steel
Huntington, Indiana	Heat treating
Pleasant Prairie, Wisconsin	Bar finishing

Building Products Segment
Lincolnshire, Illinois	Aluminum sheet finishing
Davenport, Iowa	Aluminum sheet and finishing (two plants)
Rice Lake, Wisconsin	Fenestration products
Chatsworth, Illinois	Fenestration products (two plants)
Hood River, Oregon	Fenestration products
Richmond, Indiana	Fenestration products
Beachwood, Ohio	Insulated flexible spacer research & sales
Barbourville, Kentucky	Insulated flexible spacer
Luck, Wisconsin	Fenestration products
Richmond, Kentucky	Vinyl extrusions
Winnebago, Illinois	Vinyl extrusions
Mounds View, Minnesota	Fenestration products
Leased (expires 2008)
Decatur, Alabama	Aluminum sheet finishing
Owned and leased (expires 2018)
Kent, Washington	Vinyl extrusions (two plants)
Leased (leases expiring 2006, 2008, 2009 and 2010)
Dubuque, Iowa	Fenestration products
Leased (expires 2008)
Cleveland, Ohio	Insulated glass assembly equipment
Leased (expires 2006)

Discontinued Operation
Hamel, Minnesota	Metal extrusions & fabrication

Executive Offices
Houston, Texas	Corporate Office
Leased (expires 2010)

The Company believes that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business.  In fiscal 2005, the Company’s manufacturing plants generally operated close to capacity.

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

Item 4.           Submission of Matters to Vote of Security Holders

None.

PART II

Item 5.           Market for Registrant’s Common Equity and Related Stockholder Matters

Quanex’s common stock, $.50 par value, is traded on the New York Stock Exchange, under the ticker symbol NX. The following tables present the quarterly common stock cash dividends and the high and low closing prices for the Company’s common stock during each fiscal quarter within the two most recent fiscal years.  Share amounts set forth below and elsewhere in this report have been adjusted to reflect the results of the December 2004 three-for-two stock split in the form of a stock dividend.

Quarterly Common Stock Cash Dividends

Related to the Quarter Ended	2005	2004

January	$0.1350	$0.1133
April	0.1350	0.1133
July	0.1550	0.1267
October	0.1550	0.1350
Total	$0.5800	$0.4883

Quarterly Common Stock Sales Price (High & Low Closing Price)

Quarter Ended	2005	2004

January	$52.72	$31.79
	33.77	25.98
April	61.99	32.77
	47.19	26.78
July	61.64	32.70
	46.77	26.61
October	66.22	36.19
	54.39	26.91

The terms of Quanex’s revolving credit agreement do not specifically limit the total amount of dividends or other distributions to its shareholders. However, the covenant to maintain a certain fixed charge coverage ratio and the tangible net worth covenant indirectly impact the Company’s ability to pay dividends.(1)  As of October 31, 2005, the aggregate amount available for dividend increases under the credit facility was approximately $137.3 million.

(1) Increasing the dividend impacts the fixed charge coverage ratio and tangible net worth and thus indirectly limits the amount of dividends that could be declared and paid while still satisfying the covenants.

There were approximately 3,696 holders of Quanex common stock (excluding individual participants in securities positions listings) on record as of December 14, 2005.

Issuer Purchases of Equity Securities

On August 26, 2004, the Company’s Board of Directors approved an increase in the number of authorized shares in the Company’s existing stock buyback program, up to 1.5 million shares.  No shares were purchased during fiscal 2005, nor were any purchased during fiscal 2004.  At October 31, 2005 there were no shares of treasury stock.

Equity Compensation Plan Information

The following table summarizes as of October 31, 2005, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	919,548	$28.67	1,292,051
Equity compensation plans not approved by security holders(1)	131,633	21.55	37,490
Total	1,051,181	$27.78	1,329,541

____________________

(1)          The Quanex Corporation 1997 Key Employee Stock Plan was approved by the Company’s Board of Directors in October 1997. This plan provides for the granting of stock options to eligible persons employed by the Company who are not executive officers of the Company. Under the plan, the total number of stock options which may be granted is 600,000 shares. Stock options may be granted at not less than the fair market value (as defined in the plan) on the date the options are granted and generally become exercisable over three years in one-third annual increments. The options expire ten years after the date of grant. The Board of Directors may amend, terminate or suspend the plan at any time.  This plan was terminated at the December 2005 Board of Directors’ meeting.

Item 6.           Selected Financial Data

The following selected consolidated financial data for the years ended October 31, 2001 through October 31, 2005 is derived from the Company’s audited consolidated financial statements. The operating results data includes two reclassifications to conform to current period presentations with no impact on net income. First, all periods have been adjusted on a retroactive basis to give effect for the Company’s December 2004 three-for-two stock split in the form of a stock dividend.  In addition, the Company classified Temroc as held for sale in 2005 and thus is reporting Temroc as discontinued operations for all periods presented.  The data set forth should be read in conjunction with the Company’s consolidated financial statements and accompanying notes to the consolidated financial statements included in Item 8 of this Form 10-K. The historical information is not necessarily indicative of the results to be expected in the future.

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

Working capital:  Current assets less current liabilities.

Selected Financial Data 2001 - 2005

	Fiscal years ended October 31,
	2005(1)(2)	2004(1)	2003(1)	2002(1)	2001(1)
	(thousands, except per share data)

Selected Operating Results Data:
Net sales	$1,969,007	$1,437,897	$878,409	$831,569	$753,979
Operating income(3)	292,775	98,997	64,887	79,431	51,268
Income from continuing operations(4)	177,233	57,428	43,646	53,276	25,575
Income (loss) from discontinued operations, net of tax(5)	(22,073)	(2,961)	(759)	2,206	3,619
Net income (3)(4)(5)	$155,160	$54,467	$42,887	$55,482	$29,194
Percent of net sales	7.9%	3.8%	4.9%	6.7%	3.9%

Diluted Earnings Per Share Data:
Income from continuing operations	$6.75	$2.29	$1.78	$2.25	$1.23
Net income	$5.92	$2.17	$1.75	$2.34	$1.38

Cash dividends declared per share(6)	$0.5800	$0.4883	$0.4533	$0.4267	$0.4267

Financial Position—Year End:
Total assets	$1,100,211	$930,143	$683,291	$712,911	$731,187
Asset turnover	1.9	1.8	1.3	1.2	1.1
Working capital	133,893	140,107	92,783	100,997	102,288
Current ratio	1.6 to 1	1.6 to 1	1.7 to 1	1.7 to 1	1.7 to 1

Total debt	$135,921	$128,926	$17,542	$73,140	$217,420
Stockholders’ equity	656,742	500,707	445,159	421,395	279,977
Total capitalization	792,663	629,633	462,701	494,535	497,397
Total debt as a percent of capitalization	17.1%	20.5%	3.8%	14.8%	43.7%
Return on investment-percent	22.6%	10.6%	9.3%	12.9%	8.1%
Return on common stockholders’ equity-percent	26.8%	11.5%	9.9%	15.8%	10.7%

Cash provided by operating activities	$249,120	$124,237	$102,840	$81,111	$84,950
Depreciation and amortization	65,987	49,921	40,647	38,635	38,279
Capital expenditures	50,792	18,713	24,411	30,353	52,746

Other Data:
Average number of employees	4,124	2,975	2,408	2,351	2,175
Net sales per average employee	$477	$483	$365	$354	$347

Backlog for shipment in next 12 months	$330,000	$489,000	$162,000	$169,000	$120,000

____________________

(1)          During the fourth quarter of 2005, the Company committed to a plan to sell its Temroc business.  In the first quarter of 2005, the Company sold its Piper Impact business and in the fourth quarter of 2004 sold its Nichols Aluminum – Golden business.  Accordingly, the assets and liabilities of Temroc, Piper Impact and Nichols Aluminum – Golden are reported as discontinued operations in the Consolidated Balance Sheets for all periods presented, and their operating results are reported as discontinued operations in the Consolidated Statements of Income for all periods presented (see Note 19).

(2)          In December 2004, the Company acquired Mikron and accounted for the acquisition under the purchase method of accounting.  Accordingly, Mikron’s estimated fair value of assets acquired and liabilities assumed in the acquisition and the results of operations are included in the Company’s consolidated financial statements as of the effective date of the acquisition.  For more information see Note 2 of the consolidated financial statements in Item 8 of this Form 10-K.

(3)          Included in operating income are gains on sale of land of $0.5 million and $0.4 million in fiscal 2004 and 2003, respectively.  In addition, as of November 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”  (SFAS 142). Under SFAS 142, goodwill is no longer amortized, but is tested for impairment annually by assessing the fair value of reporting units, generally one level below reportable segments.  The transitional impairment test of goodwill during fiscal 2002 indicated that goodwill was not impaired.  Also, operating income does not reflect any goodwill amortization beginning with fiscal year 2002.  For more information regarding goodwill, see Note 4 to the consolidated financial statements in Item 8 of this Form 10-K.

(4)          Fiscal 2003 and 2002 include gains associated with retired executive life insurance proceeds of $2.2 million and $9.0 million, respectively. This represents the excess of life insurance proceeds over (a) the cash surrender value and (b) liabilities to beneficiaries of deceased executives, on whom the Company held life insurance policies.

(5)          Includes effects in fiscal 2005 of Temroc’s $13.1 million (pretax and after-tax) asset impairment charge in accordance with SFAS 142 and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

(6)          Cash dividends per share presented include cash dividends approved by the Board of Directors at the Company’s February, May, August and December board meetings as such declared dividends were attributable to the previously completed fiscal quarter’s financial performance.  Accordingly, cash dividends per share presented will be different than cash dividends paid during the respective fiscal year.  See Consolidated Statements of Stockholders’ Equity in Item 8 of this Form 10-K for cash dividends paid during fiscal 2005, 2004 and 2003.

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

Results of Operations

Summary Information as % of Sales

	Fiscal Year Ended October 31,*
	2005		2004		2003
	Dollar Amount	% of Sales	Dollar Amount	% of Sales	Dollar Amount	% of Sales
	(Dollars in millions)

Net sales	$1,969.0	100%	$1,437.9	100%	$878.4	100%
Cost of sales	1,513.0	77	1,225.8	85	727.1	83
Selling, general and administrative	97.8	5	64.2	5	46.5	5
Depreciation and amortization	65.4	3	49.4	3	40.3	5
Gain on sale of land	—	—	(0.5)	0	(0.4)	0
Operating income	292.8	15	99.0	7	64.9	7
Interest expense	(9.3)	(1)	(6.0)	0	(2.7)	0
Retired executive life insurance benefit	—	—	—	—	2.2	0
Other, net	0.1	0	0.3	0	2.7	0
Income tax expense	(106.4)	(5)	(35.9)	(3)	(23.4)	(2)
Income from continuing operations	$177.2	9%	$57.4	4%	$43.7	5%

____________________

*                                         All periods presented exclude Nichols Aluminum – Golden, Piper Impact and Temroc, which are included in discontinued operations.

Overview

Fiscal 2005 was a record year.  Record net sales of $1,969.0 million was an increase of 36.9% over the previous record level in fiscal 2004.  The net sales increases over the last several years is attributable to strong demand in 2004, increased average selling prices in 2005, and improved mix for both 2004 and 2005 coupled with the addition of acquisitions during both fiscal 2004 and fiscal 2005.  Excluding the impact of the recent acquisitions (Macsteel Monroe, TruSeal and Mikron), net sales increased 23.3% and 16.7% in fiscal 2004 and 2005, respectively.

Diluted earnings per share from continuing operations for fiscal 2005 were $6.75, almost triple year ago results of $2.29 per share.  Fiscal 2005 diluted earnings per share were $5.92 per share.  Fiscal 2004 results benefited from particularly strong demand that was offset by significant raw material increases, whereas fiscal 2005 was a year of somewhat weaker demand with margin expansion due to higher base prices coupled with a decline of ferrous and aluminum scrap costs.

Business Segments

Business segments are reported in accordance with Statement of Financial Accounting Standards (SFAS) No. 131 (SFAS 131). SFAS 131 requires that the Company disclose certain information about its operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

Quanex has two market-focused segments:  Vehicular Products and Building Products.  The Vehicular Products segment produces engineered steel bars for the light vehicle, heavy duty truck, agricultural, defense, capital goods, recreational and energy markets.  The Vehicular Products segment’s primary market drivers are North American light vehicle builds and, to a lesser extent, heavy duty truck builds.  The Building Products segment produces engineered products and components serving the window and door industry, and mill finished and coated aluminum sheet serving the broader building products markets.  The main market drivers of this segment are residential housing starts and remodeling expenditures.

Vehicular Products – Three Years Ended October 31, 2005

The Vehicular Products segment reported record net sales and operating income in fiscal 2005.  The segment’s primary market drivers are North American light vehicle production (approximately 65% of sales) and Class 8 heavy duty truck production (approximately 15% of sales).  Vehicle builds have ranged from 15.5 million to 16.0 million over the last several years.  Calendar 2005 vehicle builds are expected to be some 15.7 million.  The segment experienced excellent customer demand in 2005, particularly in the first half of the year, when demand for the segment’s engineered steel bar products outstripped our ability to fully supply customers.  The segment also benefited from higher base selling prices and falling steel scrap costs for much of the year.

The following table sets forth selected operating data for the Vehicular Products segment:

	Years Ended October 31, (1)			% Change
	(Dollars in millions)
	2005	2004(2)	2003	2005 vs. 2004	2004 vs. 2003

Net sales	$1,017.0	$795.4	$393.5	27.9%	102.1%
Cost of sales	772.4	673.9	305.4	14.6	120.7
Selling, general and administrative	21.2	16.6	10.3	27.7	61.2
Depreciation and amortization	32.7	30.9	25.2	5.8	22.6
Operating income	$190.7	$74.0	$52.6	157.7%	40.7%
Operating income margin	18.8%	9.3%	13.4%

____________________

(1)                                  All periods presented exclude Piper Impact and Temroc, which are included in discontinued operations.

(2)                                  Fiscal 2004 includes Macsteel Monroe’s operations as of January 1, 2004.

Net sales for fiscal 2005 were higher than fiscal 2004 by 27.9% due to the combination of a 34.0% increase in average selling prices (including surcharges), increased sales as a result of two additional months of business at Macsteel Monroe during fiscal 2005, offset by a 10.6% decline in volume excluding Macsteel Monroe.  The increase from fiscal 2003 to fiscal 2004 is made up of a 69.8 % increase as a result of the Macsteel Monroe acquisition coupled with an 8.2% increase in volume and a 21.5% increase in average prices (including surcharges).

•                  Fiscal 2005 volumes dropped from the strong levels that had persisted for several years primarily as a result of reduced end-use demand and inventory drawdowns.  Over time, end-use demand is expected to increase, influenced, in part, to overall driver aged population growth.  The Company continues to focus on consistently improving productivity as well as enhancing its value-added offerings in an effort to meet the anticipated higher demand over time.  Future volume increases will also be based upon the Company’s ability to increase content per vehicle as well as continued sales growth with the New American Manufacturers (NAMs) which continue to take share from the Big 3 manufacturers.

•                  The average price increases realized over the last three years are primarily the result of three items.  First, the Company is focused on continuing to increase sales of the segment’s value-added products.  As the mix of value-added sales increases, so does the average sales price.  The second contributing factor to the average price increases are underlying base price increases that were realized in 2005.  The largest contributing factor for the increase from fiscal 2003 to 2004 and from fiscal 2004 to 2005 is the overall price increases from higher steel scrap surcharges.  Steel scrap prices increased dramatically over the latter half of calendar 2003 and all of fiscal 2004.  As a result of the steel scrap price increases, surcharges began on January 1, 2004 and have been adjusted quarterly since then (see further discussion of surcharge lag in “Commodity Price Risk” of Item 7A).  Steel scrap price surcharges have been a component of the Company’s MACSTEEL sales contracts for many years and will remain in effect as long as steel scrap prices remain at current levels.

The 40.7% and 157.7% increases in operating income from fiscal 2003 to 2004 and fiscal 2004 to 2005, respectively, resulted from the increases in average selling prices offset by higher raw material costs.  At MACSTEEL, average selling prices increased as raw material costs fell during fiscal 2005, whereas in fiscal 2004 raw material costs increased more than average selling prices.  Volume increases in fiscal 2004 were able to offset the higher raw material price increases.  Raw material costs increased significantly during fiscal 2004.  During fiscal 2005 raw material costs steadily declined for the first three fiscal quarters followed by an increase during the fiscal fourth quarter.  Fiscal 2005 selling, general and administrative expenses were higher primarily due to increased incentives resulting from the improved return on net assets (RONA) level achieved for the year coupled with a $3.1 million increase in the reserve for doubtful accounts receivable due to Jernberg Industries, Inc. and Delphi, which filed for bankruptcy during the year. During fiscal 2004, selling, general and administrative expenses increased primarily related to the addition of Macsteel Monroe.

Operating income margin variation from fiscal 2003 to 2004 and 2005 was greatly impacted by the dramatic rise and fall of raw material prices and the timing and magnitude of scrap surcharges.  Raw material prices increased sharply throughout fiscal 2004 which compressed the segment’s margins, while in fiscal 2005 raw material prices declined during the first three quarters of the year.  As raw material prices rise, the Company experiences short term compression of the operating margin since the surcharges are adjusted on a quarterly basis based upon raw material indexes from the previous three months.  As raw material prices level off, the Company would expect the Vehicular Products segment’s operating income margin to improve initially.  Declines in raw material costs will increase the margin in the short term as the surcharge reductions lag behind.  Based upon the inherent lag of surcharge pricing, the Company’s margins were compressed during fiscal 2004 and expanded during fiscal 2005.  The operating income margins realized during fiscal 2005 are not sustainable over the long-term.  In fact, margins experienced compression during the latter months of the Company’s fiscal 2005.

Building Products – Three Years Ended October 31, 2005

The Building Products segment reported record net sales and operating income in fiscal 2005.  The segment’s primary market drivers are North American new housing starts and remodeling activity, and both drivers continue to perform at high levels.  For example, new housing starts are expected to exceed 2 million for calendar year 2005, a best ever year.  The Building Products segment’s process business, Nichols Aluminum, benefited from higher selling prices and very robust demand, particularly in the first half of the year, when customer demand for the segment’s mill finished and painted sheet outstripped our ability to supply.  The segment’s window and door components business benefited from both healthy demand through the year and the addition of Mikron Industries, a leading supplier of vinyl window profiles, which was acquired in December 2004.  The business was negatively impacted late in the fiscal year from a sharp rise in the cost of raw materials at its Mikron and TruSeal businesses, the result of Hurricane Katrina and its impact on major suppliers located along the Gulf coast.

The following table sets forth selected operating data for the Building Products segment:

	Years Ended October 31, (1)			% Change
	(Dollars in millions)
	2005(2)	2004(3)	2003	2005 vs. 2004	2004 vs. 2003

Net sales	$952.0	$642.5	$484.9	48.2%	32.5%
Cost of sales	739.6	530.7	415.7	39.3	27.7
Selling, general and administrative	48.5	30.5	22.1	59.0	38.0
Depreciation and amortization	32.5	18.2	14.7	78.6	23.8
Operating income	$131.4	$63.1	$32.4	108.2%	94.8%
Operating income margin	13.8%	9.8%	6.7%

____________________

(1)                                  All periods presented exclude Nichols Aluminum - Golden which is included in discontinued operations.

(2)                                  Fiscal 2005 includes Mikron’s operations as of December 10, 2004.

(3)                                  Fiscal 2005 and 2004 include TruSeal’s operations as of January 1, 2004.

The fiscal 2005 net sales increase resulted from a 34.8% increase from the acquisition of Mikron and a 13.4% increase at the other businesses within the segment.  The increase in net sales from fiscal 2003 to fiscal 2004 was comprised of a 16.6% increase from the acquisition of TruSeal and a 15.9% increase at the other businesses within the segment.  The increase in net sales over the three year period was a result of increased volumes across the entire segment during fiscal 2004 combined with a 13.8% and 17.9% increase in aluminum sheet selling prices for 2004 and 2005, respectively.

•                  The volume increase in fiscal 2004 was driven by strong demand in the building products market and new programs with fenestration customers.  Volume in fiscal 2005 declined slightly due to inventory drawdowns of aluminum sheet that resulted from prebuying that occurred early in the year. Fenestration component sales remained robust as a result of increased housing starts as well as strong remodeling and renovation activity.  Fiscal 2005 housing starts were also fueled by relatively low mortgage rates.  Mortgage rates are increasing and expected to rise further during fiscal 2006, which could slow the pace of housing starts.  The segment is expected to benefit from continued steady demand from remodeling and renovation activity which comprises an estimated 50% of the segment’s sales.  The Company is focused on working closely with customers to be a part of their new product development which is an important component to increasing revenue.  Generally, demographics for long-term housing demand are favorable when factoring the population increase, immigration and an increase in vacation homes.  These coupled with an increase in the average-sized home should benefit the segment over the long-term.  Furthermore, the Company’s presence in the vinyl and composite window market, which represents the fastest growing window segment, should continue to fuel growth.

•                  The increased aluminum sheet selling prices during fiscal 2004 and 2005 was a result of reduced industry capacity which combined with strong demand during fiscal 2004 and the first half of 2005 to put upward pressure on pricing.  The Company continues to increase the mix of value-added products across the segment which should mitigate the expected margin pressure due to moderation in demand.

Excluding Mikron, net sales increased 13.4% in fiscal 2005 compared to a 7.4% increase in cost of sales.  The spread between the Company’s selling price and raw material price expanded in fiscal 2005 over fiscal 2004 even with the rise in raw material costs.  This increase in spread was the primary contributor to the increase in operating income from 9.8% in fiscal 2004 to 13.8% in fiscal 2005.  The increased spread was partially offset by more incentives from higher RONA levels.

Operating income for fiscal 2004 increased 47.9% from the acquisition of TruSeal and 47.2% primarily due to margin expansion.  During fiscal 2004 demand increased such that the upward price pressure realized in the market was able to stay ahead of the increasing raw material costs.  The associated margin expansion realized during fiscal 2004 coupled with volume increases resulted in further expansion of the operating income margin.

While the spreads realized during fiscal 2005 are not expected to continue, the spreads are anticipated to remain at more favorable levels than had been realized historically.

Corporate and Other – Three Years Ended October 31, 2005

	Years Ended October 31,			$ Change
	(Dollars in millions)
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

Cost of sales	$1.0	$21.2	$6.0	$(20.2)	$15.2
Selling, general and administrative	28.1	17.1	14.1	11.0	3.0
Depreciation and amortization	0.2	0.3	0.4	(0.1)	(0.1)
Gain on sale of land	—	(0.5)	(0.4)	0.5	(0.1)
Operating income (expense)	$(29.3)	$(38.1)	$(20.1)	$8.8	$(18.0)

Corporate and other operating expenses, not included in the two operating segments mentioned above, include the consolidated LIFO inventory adjustments (calculated on a combined pool basis) and corporate office expenses.  As a result of raw material cost increases during fiscal 2003 and fiscal 2004, the Company incurred expense of $6.1 million and $20.4 million in the form of a LIFO inventory adjustment.  The pool of average raw material costs was only slightly lower at the end of fiscal 2005 compared to the end of fiscal 2004 and as a result the Company recognized $0.1 million of income due to the reduction of the LIFO inventory adjustment.  Fluctuations associated with the LIFO inventory adjustment tend to comprise a majority of the change from year to year in corporate and other expenses.  For the year ended October 31, 2005, the Company incurred $8.2 million of external consulting fees and external audit fees associated with the Sarbanes-Oxley Act.

Other Items – Three Years Ended October 31, 2005

Interest expense for fiscal 2005 was $9.3 million compared to $6.0 million in fiscal 2004 and $2.7 million in fiscal 2003.  The increase from 2003 to 2004 is a result of an increase in the average debt outstanding for the comparative period that is primarily attributable to the acquisitions that were completed in the first quarter of fiscal 2004.  During the first quarter of fiscal 2005 the Company borrowed against the revolving credit facility to fund the acquisition of Mikron.  The borrowings and subsequent debt repayment followed a similar pattern to what occurred in 2004.  The difference in interest expense is related to a full year of interest on the Company’s 2.5% Convertible Senior Debentures combined with higher interest rates incurred during fiscal 2005.

Other, net (on the income statement) for fiscal 2005 was income of $0.1 million compared to income of $0.3 million in fiscal 2004 and $2.7 million in fiscal 2003.  The change from 2003 to 2004 is due to a $1.7 million reduction associated with the cash surrender value of life insurance, net of the change for the supplemental retirement liability, combined with $0.5 million of additional expenses recognized in fiscal 2004 for deferred compensation.

Income (loss) from discontinued operations, net of taxes for fiscal 2005 was a loss of $22.1 million compared to a loss of $3.0 million for fiscal 2004 and a loss of $0.8 million for fiscal 2003.  The increased loss from fiscal 2003 to fiscal 2004 is related to the $0.6 million loss on the sale of Nichols Aluminum – Golden, combined with the net $3.5 million write down of Piper Impact.  During fiscal 2005, the Company recorded a goodwill impairment charge for Temroc of $13.1 million.  The Temroc impairment combined with an additional loss on the sale of Piper Impact comprised the difference between fiscal 2004 and fiscal 2005.  See Note 19 for further information regarding the composition of discontinued operations.

Outlook

For 2006, North American light vehicle builds for the calendar year are expected to be about 15.5 million units, down slightly from 2005’s estimated 15.7 million units.  “Big 3” light vehicle builds are expected to be down, roughly offset by an increase in builds at the transplant companies.  The Company’s market response to a fall-off in builds is to continue to increase our content per vehicle with both the “Big 3” and the transplants.  One major area of content growth lies within the conversion of automotive crankshafts from a cast iron product to a steel application, which represents a 200,000 ton opportunity.  In 2005, the Company produced approximately 10,000 tons of bars for crankshaft applications, and for 2006, the Company expects that tonnage to reach 35,000 tons.  The production of heavy duty trucks is expected to remain quite strong in 2006, with builds topping 325,000, as manufacturers attempt to beat the 2007 deadline for new EPA emission mandates for Class 8 engines.

For fiscal 2006, the Company believes that the bulk of the industry-wide steel inventory drawdowns are behind us.  The significant production cutbacks the Company experienced over the last couple of quarters of fiscal 2005 seem to be over, which should result in our bar production being more in line with normalized demand.  Looking at the first quarter, MACSTEEL has seen a recent up-tick in customer activity and the plants today are collectively running at about 90% capacity.  In addition, the pace is expected to pick up after the holidays based on the current backlog.

In the Building Products segment, both housing starts and remodeling activity are expected to remain at historically high levels.  For 2005, housing starts hovered around 2 million units, which will make it the best year ever.  For 2006, the Company is expecting a modest slowdown, but is looking for starts to stay around 1.8 million while remodeling activity is expected to remain at high levels.  The segment will also benefit this year from both lower costs and higher sales associated with our relatively new Hood River and Dubuque fenestration facilities.  Expectations for the Mikron business and the vinyl window market they serve appear excellent.  The Company expects the vinyl window market to experience growth approaching 5% for the new construction market and closer to 10% for the remodeling market.  The Company believes that the outlook for Nichols Aluminum remains favorable as well.  Supply and demand fundamentals have shifted considerably over the last year as the industry experienced mergers, downsizing and price increases, and we will continue to benefit from that transition.  Near term, the Company does expect shipments to trail year ago figures as customers continue to work off high inventories.

Given these sound fundamentals, an end to the sharp spike in raw material costs experienced this year, some catch up in pricing, and the growth the Company expects to see from its vinyl window profile sales, the Company believes 2006 will be a better year for our fenestration business.  In fact, Quanex expects to substantially outperform the market with growth exceeding 15%.

Combining the anticipated operating results of the two operating segments, Quanex expects to report diluted earnings per share from continuing operations for the first quarter of fiscal 2006 in a range of $0.70 to $0.80. The Company cautions that its combination of short cycle businesses and volatile raw material costs, particularly for scrap, makes forecasting problematic.

For the first quarter of 2005, both MACSTEEL and Nichols Aluminum were running at unsustainably high operating rates, they were aggressively raising prices, their customers were on allocation and their backlogs were at record levels.  Adding to these positive factors was that MACSTEEL was experiencing a significant over recovery on their actual scrap costs in the first quarter of 2005 as well.  These factors combined to give the Company a huge first quarter in 2005, with earnings over 4 times higher than the first quarter of 2004, along with record net sales and record income from continuing operations.  Unfortunately, these earnings cannot reasonably be duplicated in what looks to be a much more normal first quarter of 2006.

At this time, Quanex is not providing annual guidance for 2006.  The Company is still finalizing contract talks with its customers at MACSTEEL; the volatility of steel scrap continues; and the Company wants to experience the volume rebound for aluminum sheet it expects to see after the holiday.  For these reasons, the Company expects to give 2006 guidance when it announces first quarter results in February 2006.  In the meantime, the Company’s first quarter guidance cannot be multiplied by four to estimate the full fiscal year 2006 as there is considerable seasonality to the Company’s earnings.  In recent years, first quarter earnings have typically been approximately 15% of the Company’s annual earnings per share.

Liquidity and Capital Resources

Sources of Funds

The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its secured $310.0 million Revolving Credit Agreement (Bank Agreement).  On December 19, 2003, the Company executed an agreement with our credit facility banks to increase the Bank Agreement from $200.0 million to $310.0 million to provide the funds necessary for acquisitions.  On April 9, 2004, the Company requested and received consent from its credit facility bank group to extend the maturity date of the Bank Agreement from November 15, 2005, to February 28, 2007.

In December 2004, the Company borrowed $200.0 million under the Bank Agreement to fund the acquisition of Mikron.  Since then, the Company has paid off all $200.0 million of the borrowings.  At October 31, 2005, the Company had no borrowings under the Bank Agreement and $125.0 million outstanding 2.50% Senior Convertible Debentures due May 15, 2034 (the Debentures).  This represents no change from October 31, 2004, borrowing levels.  The aggregate availability under the Bank Agreement was $296.3 million at October 31, 2005, which is net of $13.7 million of outstanding letters of credit.

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

The Company’s working capital was $133.9 million on October 31, 2005 compared to $140.1 million on October 31, 2004, a $6.2 million reduction.  Excluding the impact of the acquisitions and the impact of discontinued operations, working capital increased $6.7 million from October 31, 2004, to October 31, 2005.  The most significant changes were a $34.6 million reduction in accounts receivable and a $43.7 million reduction in accounts payable.  Accounts receivable declined because of two items.  The accounts receivable balance as of October 31, 2005 represented fewer days of sales outstanding than the balance as of October 31, 2004, which accounts for $29.0 million of the reduction, with $18.7 million attributable to the Vehicular Products segment.  The remaining difference is a result of the fact that net sales for the fourth quarter of 2005 were lower than net sales in the fourth quarter of 2004, excluding the acquisitions.  The reduction in accounts payable is directly related to lower raw material prices coupled with lower purchase volumes across both segments.  The cash and equivalents balance increased $6.5 million to $49.7 million as the Company ended fiscal 2005 with nothing outstanding under the Bank Agreement.

Operating Activities

Cash provided by operating activities during the year ended October 31, 2005 was $249.1 million compared to $124.2 million and $102.8 million for 2004 and 2003, respectively. The $124.9 million increase in operating cash flows from fiscal 2004 to 2005 is primarily attributable to the $119.8 million increase in income from continuing operations.  Similarly, the increase of $21.4 million from fiscal 2003 to fiscal 2004 is primarily attributable to the $13.8 million increase in income from continuing operations.  Accounts receivable and accounts payable decreased in fiscal 2005 as a result of the weaker demand experienced during the year.  Accounts receivable, inventory and accounts payable were impacted significantly by the increase in raw material prices experienced throughout fiscal 2003 and 2004.  While the run-up in raw material costs increased inventory prices, the Company was successful in reducing overall inventory volumes, which helped to keep total working capital in line with the previous year.  The Company continues to focus on working capital consistent with improving its business processes.

Investment Activities

Net cash used for investment activities during the year ended October 31, 2005 was $240.7 million compared to $213.1 million and $22.5 million for fiscal 2004 and 2003, respectively.  Investment activities for the year ended October 31, 2005 included the acquisition of Mikron and Besten for $200.6 million. The cost of the acquisitions was partially offset by the $11.7 million received from the sale of Piper Impact as well as proceeds received as a working capital adjustment from the sale of Nichols Aluminum - Golden.  The Company expects to receive proceeds from the sale of Temroc in fiscal 2006 (see Note 19 for further explanation).

Capital expenditures increased $32.1 million in fiscal 2005 compared to fiscal 2004.  Of this increase, $15.1 million is attributable to the expansion of value added capabilities and caster upgrades within the Company’s Vehicular Products segment (Phase VIII and Phase IX expansions at MACSTEEL).  In addition, Mikron’s capital spending totaled $13.1 million for capacity expansion.  Capital expenditures had been relatively steady in previous years at $24.4 million in fiscal 2003 and $18.7 million in fiscal 2004. The Company expects 2006 capital expenditures to increase to range from approximately $75 million to $85 million as both MACSTEEL and Mikron continue with their respective expansions.  At October 31, 2005, the Company had commitments of approximately $36.2 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations.

Financing Activities

Cash from financing activities was a $0.5 million use of cash, a $108.5 million source of cash and a $76.5 million use of cash for the years ended October 31, 2005, 2004 and 2003, respectively.  During fiscal 2005, the Company borrowed approximately $200.0 million to fund the acquisition of Mikron.  By the end of fiscal 2005, all $200.0 million had been repaid.  The amount of dividends paid was offset by the amount of cash received associated with the issuance of stock upon exercise of stock options.  During fiscal 2004, the primary reason for the source was the issuance of the Debentures.  Fiscal 2003 resulted in a use of cash as the Company repaid bank borrowings and repurchased some of the Company’s common stock.

Debt Structure and Activity

Refer to Note 10 “Long-Term Debt and Financing Arrangements” for a discussion of the Company’s debt structure.

Stock Purchase Program

On August 26, 2004, the Board of Directors authorized the Company to reload its stock buy back program, increasing the existing authorization up to 1.5 million shares.  During fiscal 2006, the Company may purchase shares, from time to time, on the open market or in negotiated transactions, as circumstances warrant, depending upon market conditions and other factors.

Contractual Obligations and Commercial Commitments

Contractual Cash Obligations

The following tables set forth certain information concerning the Company’s unconditional obligations and commitments to make future payments under contracts with remaining terms in excess of one year, such as debt and lease agreements, and under contingent commitments.

Payments Due by Period

Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In thousands)

Long-term debt, including interest(1)	$179,365	$4,345	$7,781	$8,888	$158,351
Operating leases(2)	18,455	4,482	5,713	2,850	5,410
Unconditional purchase obligations(3)	21,759	13,688	8,071	—	—
Total contractual cash obligations	$219,579	$22,515	$21,565	$11,738	$163,761

(1)   The long-term debt is primarily comprised of the $125.0 million of Debentures due in 2034 and $10.6 million of various revenue bonds.  The Debenture obligation is based on the stated maturity, and the debt interest amounts are based on rates as of October 31, 2005.

(2)   Operating leases cover a range of items from facilities, fork trucks and cars to fax machines and other miscellaneous equipment.

(3)   The unconditional purchase obligations are made up of $6.9 million of natural gas contracts and $13.5 million of aluminum scrap contracts along with other miscellaneous repair and maintenance items.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds for liquidity purposes.

Amount of Commitment Expiration per Period

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In thousands)

Standby letters of credit	$15,572	$8,041	$—	$—	$7,531
Guarantees	1,000	—	—	—	1,000
Total commercial commitments	$16,572	$8,041	$—	$—	$8,531

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as such term is defined in the rules promulgated by the Securities and Exchange Commission, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Inventory

The Company records inventory valued at the lower of cost or market value. Inventories are valued using both the first-in first-out (FIFO) and last in, first out (LIFO) methods.  The Company adopted the link chain LIFO method in fiscal 1973. Since then, acquisitions were integrated into the Company’s operations with some valuing inventories on a LIFO basis and others on a FIFO basis.  Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions. Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.

Environmental Contingencies

Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, Quanex must make capital and other expenditures on an ongoing basis. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals.  Costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable.  When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of parties participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections.  Unanticipated changes in circumstances and/or legal requirements could result in expenses being incurred in future periods in addition to an increase in actual cash required to remediate the contamination.

Long-Lived Assets

Property, Plant and Equipment and Intangibles

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

The effects of the decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the pension plans in fiscal 2005, is shown below:

	Effect on all Defined Benefit Pension Plans October 31, 2005
Assumption	Percentage Point Change	Increase (Decrease) in Projected Benefit Obligation	Increase (Decrease) in 2005 Pension Expense
	(In thousands)
Discount rate	-0.5 pts	$5,723	$769
Assumed return on plan assets	-0.5 pts	N/A	216

Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss in the footnotes. At October 31, 2005 and 2004, there were unrecognized losses of $18.8 million and $20.1 million, respectively. A portion of the loss will be amortized in fiscal year 2006. The effect on fiscal years after 2006 will depend on the actual experience of the plans.

Postretirement plan assumptions reflect our historical experience and our best judgments regarding future expectations.  Assumed health care cost trend rates could have an effect on the amounts reported for post retirement benefit plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percent Increase	One Percent Decrease
	(In thousands)

Effect on total service and interest cost components	$9	$(8)
Effect on postretirement benefit obligation	190	(173)

Mortality assumptions used to determine the obligations for our pension and other postretirement benefit plans are related to the experience of the plans and to our third-party actuary’s best estimate of expected plan mortality. The mortality assumptions for fiscal 2006 valuation purposes will be based on different mortality tables.  The selected mortality tables for fiscal 2006 are among the most recent tables available.  The effect of the change is expected to increase the projected benefit obligation and pension expense for fiscal 2006 by approximately $2.9 million and $0.6 million, respectively.

Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) the Company presents the results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for “held for sale accounting” as discontinued operations. At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of carrying value in excess of fair value less cost to sell is recorded in the period the operation meets held for sale accounting.  Management judgment is required to (1) assess the criteria required to meet held for sale accounting, and (2) estimate fair value.  Changes to the operation could cause it to no longer qualify for held for sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements.  The provisions of SFAS 123R are effective for the first annual reporting period that begins after June 15, 2005. The Company will adopt this standard at the beginning of fiscal 2006 and will elect the modified-prospective transition method. Under the modified-prospective method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that stock option expense for unvested options must be recognized in the income statement. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, levels of share-based payments granted in the future, the market value of the Company’s common stock as well as assumptions regarding a number of complex variables. These variables include, but are not limited to, the Company’s stock price, volatility, and employee stock option exercise behaviors and the related tax impact. However, had the Company adopted SFAS 123R in prior periods, the Company believes the impact of that standard would have approximated the impact of SFAS 123 as described in the “Stock Based Employee Compensation” disclosure of pro forma net income and earnings per share in Note 1 of Item 8 of this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The following discussion of the Company and its subsidiaries’ exposure to various market risks contains “forward looking statements” that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to the Company. Nevertheless, because of the inherent unpredictability of interest rates, foreign currency rates and metal commodity prices as well as other factors, actual results could differ materially from those projected in such forward looking information. The Company does not use derivative financial instruments for speculative or trading purposes. For a description of the Company’s significant accounting policies associated with these activities, see Note 16 to the Consolidated Financial Statements.

Interest Rate Risk

The Company and its subsidiaries have a Bank Agreement and other long-term debt which subject the Company to the risk of loss associated with movements in market interest rates.  At October 31, 2005 and 2004, the Company had fixed-rate debt totaling $126.9 million. This debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings loss due to changes in market interest rates.

The Company and certain of its subsidiaries’ floating-rate obligations totaled $9.0 million and $2.0 million at October 31, 2005 and 2004, respectively.  Based on the floating-rate obligations outstanding at October 31, 2005, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $90 thousand.

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

Commodity Price Risk

The Vehicular Products segment has a scrap surcharge program in place, which is a practice that is well established within the engineered steel bar industry.  The scrap surcharge is based on a three month trailing average of #1 bundle scrap prices prevailing in three cities.  The Company’s long-term exposure to changes in scrap prices is significantly reduced because of the surcharge program.  Over time, the Company recovers the majority of its scrap cost increases, though there is a level of exposure to short-term volatility because of the three month lag.

Within the Building Products segment, the Company uses various grades of aluminum scrap as well as minimal amounts of prime aluminum ingot as raw materials for its manufacturing process.  The price of this aluminum raw material is subject to fluctuations due to many factors in the aluminum market.  In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers.  In an effort to reduce the risk of fluctuating raw material prices, the Company enters into firm price raw material purchase commitments (which are designated as “normal purchases” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) as well as option contracts on the London Metal Exchange (LME).  The Company’s risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company’s committed sales orders, to the extent not covered by fixed price purchase commitments.

Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum.  To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect.  During fiscal 2005, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments.  There were no outstanding LME hedges as of October 31, 2005.

Within the Building Products segment, polyvinyl resin (PVC) is the significant raw material consumed during the manufacture of vinyl extrusions.  The Company has a monthly resin adjustor in place with its customers that is adjusted based upon published industry resin prices.  The adjuster effectively shares Mikron’s base pass-through price changes of PVC with its customers commensurate with the market at large.  The Company’s long-term exposure to changes in PVC prices is thus significantly reduced due to the contractual component of the resin adjustor program.

Item 8.           Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Quanex Corporation

Houston, TX

We have audited the accompanying consolidated balance sheets of Quanex Corporation and subsidiaries (the “Company”) as of October 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2005.  Our audits also included the financial statement schedule listed in the Index at 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Houston, TX

December 20, 2005

QUANEX CORPORATION
CONSOLIDATED BALANCE SHEETS

	October 31,
	2005	2004
	(In thousands, except share data)
ASSETS
Current assets:
Cash and equivalents	$49,681	$41,743
Accounts and notes receivable, net of allowance of $7,609 and $6,817	152,072	172,582
Inventories	133,003	112,993
Deferred income taxes	12,864	11,182
Other current assets	4,669	2,387
Current assets of discontinued operations	5,504	16,068
Total current assets	357,793	356,955
Property, plant and equipment, net	423,942	345,193
Goodwill	196,341	121,174
Cash surrender value insurance policies, net	24,927	24,439
Intangible assets, net	82,360	27,556
Other assets	9,002	9,207
Assets of discontinued operations	5,846	45,619
Total assets	$1,100,211	$930,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,152	$159,379
Accrued liabilities	73,616	45,380
Income taxes payable	14,465	4,323
Current maturities of long-term debt	2,459	246
Current liabilities of discontinued operations	4,208	7,520
Total current liabilities	223,900	216,848
Long-term debt	133,462	128,680
Deferred pension credits	8,158	8,804
Deferred postretirement welfare benefits	7,519	7,745
Deferred income taxes	58,836	53,514
Non-current environmental reserves	6,732	8,188
Other liabilities	2,742	2,828
Liabilities of discontinued operations	2,120	2,829
Total liabilities	443,469	429,436

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding–none	—	—
Common stock, $0.50 par value, shares authorized 50,000,000; issued 25,465,466 and 24,976,293	12,727	12,486
Additional paid-in-capital	204,698	187,513
Retained earnings	445,670	307,754
Unearned compensation	(1,388)	(824)
Accumulated other comprehensive income (loss)	(3,217)	(4,463)
	658,490	502,466
Less common stock held by Rabbi Trust - 86,886 and 87,208 shares	(1,748)	(1,759)
Total stockholders’ equity	656,742	500,707
Total liabilities and stockholders’ equity	$1,100,211	$930,143

See notes to consolidated financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years ended October 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Net sales	$1,969,007	$1,437,897	$878,409
Cost and expenses:
Cost of sales	1,512,980	1,225,784	727,070
Selling, general and administrative	97,851	64,189	46,535
Depreciation and amortization	65,401	49,381	40,322
Gain on sale of land	—	(454)	(405)
Operating income	292,775	98,997	64,887
Interest expense	(9,300)	(5,967)	(2,700)
Retired executive life insurance benefit	—	—	2,152
Other, net	151	335	2,729
Income from continuing operations before income taxes	283,626	93,365	67,068
Income tax expense	(106,393)	(35,937)	(23,422)
Income from continuing operations	177,233	57,428	43,646
Income (loss) from discontinued operations, net of taxes	(22,073)	(2,961)	(759)
Net income	$155,160	$54,467	$42,887

Basic earnings per common share:
Earnings from continuing operations	$7.04	$2.33	$1.80
Income (loss) from discontinued operations	(0.88)	(0.12)	(0.03)
Basic earnings per share	$6.16	$2.21	$1.77

Diluted earning per common share:
Earnings from continuing operations	$6.75	$2.29	$1.78
Income (loss) from discontinued operations	(0.83)	(0.12)	(0.03)
Diluted earnings per share	$5.92	$2.17	$1.75

Weighted average common shares outstanding:
Basic	25,181	24,654	24,231
Diluted	26,539	25,047	24,576

See notes to consolidated financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income
Years Ended October 31, 2005, 2004 and 2003	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Minimum Pension Liability	Other	Treasury Stock & Other	Total Stockholders’ Equity
		(In thousands, except share data)
Balance at October 31, 2002		$12,341	$181,858	$232,074	$(3,056)	$(423)	$(1,399)	$421,395
Comprehensive income:
Net income	$42,887			42,887				42,887
Adjustment for minimum pension liability (net of taxes of $372)	(583)				(583)			(583)
Derivative transactions:
Current period hedging transactions (net of taxes of $1)	(2)					(2)		(2)
Reclassifications into earnings (net of taxes of $270)	423					423		423
Total comprehensive income	$42,725
Common dividends ($0.45 per share)				(10,865)				(10,865)
Common stock held by Rabbi Trust							(336)	(336)
Cost of common stock in treasury							(9,160)	(9,160)
Other		49	1,126	(29)			254	1,400
Balance at October 31, 2003		$12,390	$182,984	$264,067	$(3,639)	$(2)	$(10,641)	$445,159
Comprehensive income:
Net income	$54,467			54,467				54,467
Adjustment for minimum pension liability (net of taxes of $563)	(880)				(880)			(880)
Foreign currency translation adjustment	56					56		56
Derivative transaction, reclassifications into earnings (net of taxes of $1)	2					2		2
Total comprehensive income	$53,645
Common dividends ($0.47 per share)				(11,530)				(11,530)
Common stock held by Rabbi Trust							(442)	(442)
Cost of common stock in treasury							9,160	9,160
Other		96	4,529	750			(660)	4,715
Balance at October 31, 2004		$12,486	$187,513	$307,754	$(4,519)	$56	$(2,583)	$500,707
Comprehensive income:
Net income	$155,160			155,160				155,160
Adjustment for minimum pension liability (net of taxes of $778)	1,218				1,218			1,218
Foreign currency translation adjustment	28					28		28
Total comprehensive income	$156,406
Common dividends ($0.56 per share)				(14,296)				(14,296)
Stock issued – options exercised		205	14,090					14,295
Other		36	3,095	(2,948)			(553)	(370)
Balance at October 31, 2005		$12,727	$204,698	$445,670	$(3,301)	$84	$(3,136)	$656,742

See notes to consolidated financial statements.

	Years Ended October 31, 2005, 2004 and 2003
	Preferred	Common Shares
	Shares Issued	Issued	Treasury	Rabbi Trust	Net Outstanding

Balance at October 31, 2002	—	24,683,450	—	(63,807)	24,619,643
Treasury shares purchased		—	(657,900)	—	(657,900)
Stock issued–options exercised (net of trade-ins)		63,499	242,516	—	306,015
Stock issued–compensation plans		1,500	(3,816)	—	(2,316)
Rabbi Trust		30,457	(23,004)	(7,453)	—
Balance at October 31, 2003	—	24,778,906	(442,204)	(71,260)	24,265,442
Stock issued–options exercised (net of trade-ins)		170,673	403,020	—	573,693
Stock issued–compensation plans		14,250	35,700	—	49,950
Rabbi Trust		12,464	3,484	(15,948)	—
Balance at October 31, 2004	—	24,976,293	—	(87,208)	24,889,085
Stock issued-options exercised (net of trade-ins)		458,903		—	458,903
Stock issued-compensation plans		31,791		—	31,791
Stock – other		(1,199)		—	(1,199)
Rabbi Trust		(322)		322	—
Balance at October 31, 2005	—	25,465,466	—	(86,886)	25,378,580

See notes to consolidated financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended October 31,
	2005	2004	2003
	(In thousands)
Operating Activities:
Net income	$155,160	$54,467	$42,887
Loss (income) from discontinued operations	22,073	2,961	759

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	65,987	49,921	40,647
Gain on sale of land	—	(454)	(405)
Retired executive life insurance benefit	—	—	(2,152)
Deferred income taxes	(438)	30	3,440
Deferred pension and postretirement benefits	1,323	(499)	1,522
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts and notes receivable	32,165	(45,932)	(6,859)
Decrease (increase) in inventory	(8,847)	(6,722)	8,743
(Decrease) increase in accounts payable	(43,696)	57,160	11,530
Increase (decrease) in accrued liabilities	6,473	9,076	(7,471)
Increase (decrease) in income taxes payable	19,624	(5,820)	1,032
Other, net	571	1,900	(5,485)
Cash provided by (used for) operating activities from discontinued operations	(1,275)	8,149	14,652
Cash provided by operating activities	249,120	124,237	102,840

Investing Activities:
Acquisitions, net of cash acquired	(200,550)	(214,618)	—
Proceeds from sale of discontinued operations	11,710	23,310	—
Capital expenditures, net of retirements	(50,792)	(18,713)	(24,411)
Proceeds from sale of land	—	637	2,832
Retired executive life insurance proceeds	—	—	6,442
Other, net	(46)	(877)	(2,952)
Cash used for investing activities from discontinued operations	(1,059)	(2,829)	(4,411)
Cash used for investing activities	(240,737)	(213,090)	(22,500)

Financing Activities:
Bank borrowings (repayments), net	(180)	(10,000)	(55,000)
Issuance (purchase) of debentures	—	125,000	—
Common stock dividends paid	(14,296)	(11,530)	(10,865)
Issuance of common stock, net	14,295	11,665	5,163
Purchase of Quanex common stock	—	—	(13,515)
Other, net	(70)	(6,456)	(2,101)
Cash used for financing activities from discontinued operations	(211)	(201)	(197)
Cash provided by (used for) financing activities	(462)	108,478	(76,515)
Effect of exchange rate changes on cash equivalents	17	10	—
Increase (decrease) in cash and equivalents	7,938	19,635	3,825

Cash and equivalents at beginning of period	41,743	22,108	18,283
Cash and equivalents at end of period	$49,681	$41,743	$22,108

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

Nature of Operations

The Company manufactures engineered carbon and alloy steel bars, aluminum flat-rolled products, flexible insulating glass spacer systems, extruded profiles and precision-formed metal and wood products which primarily serve the North American vehicular products and building products markets.  See Note 12, Industry Segment Information.

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

Inventory

The Company records inventory valued at the lower of cost or market value. Inventories are valued using both the first-in first-out (FIFO) and last in, first out (LIFO) methods.  The Company adopted the link chain LIFO method in fiscal 1973. Since then, acquisitions were integrated into the Company’s operations with some valuing inventories on a LIFO basis and others on a FIFO basis.  Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions. Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.

Environmental Contingencies

Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, Quanex must make capital and other expenditures on an ongoing basis. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals.  Costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable.  When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of parties participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections.  Unanticipated changes in circumstances and/or legal requirements could result in expenses being incurred in future periods in addition to an increase in actual cash required to remediate the contamination.

Long-Lived Assets

Property, Plant and Equipment and Intangibles

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

Goodwill

The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. The Company performs a goodwill impairment test annually as of August 31.  In addition, goodwill would be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The impairment test requires the Company to compare the fair value of business reporting units to carrying value including assigned goodwill.  The Company primarily uses the present value of future cash flows to determine fair value and validates the result against the market approach. Future cash flows are typically based upon a five-year future period for the businesses and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. The residual values are determined from comparable industry transactions. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period.

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

Insurance

The Company manages its costs of group medical, property, casualty and other liability exposures through a combination of retentions and insurance coverage with third party carriers.  Liabilities associated with the Company’s portion of these exposures are estimated in part by considering historical claims experience, severity factors and other assumptions. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Stock Based Employee Compensation

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) the Company continues to apply the rules for stock-based compensation contained in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) using the intrinsic value method.  The pro forma effect on net income and earnings per share of the fair value based method of accounting for stock-based compensation as required by SFAS 123 and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148) is disclosed below:

	Years Ended October 31,
	2005	2004	2003
	(In thousands, except per share data)

Net income, as reported	$155,160	$54,467	$42,887
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,191)	(1,997)	(1,673)
Pro forma net income	$152,969	$52,470	$41,214
Earnings per common share:
Basic as reported	$6.16	$2.21	$1.77
Basic pro forma	$6.07	$2.13	$1.70
Diluted as reported	$5.92	$2.17	$1.75
Diluted pro forma	$5.84	$2.09	$1.68

The fair value of the Company’s stock options used to calculate the pro forma net income and earnings per share disclosures are calculated as of the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended October 31,
	2005	2004	2003

Risk-free interest rate	3.53%	3.41%	4.49%
Dividend yield	1.51%	2.06%	1.98%
Volatility factor	35.2%	42.07%	50.21%
Weighted average expected life	5 Years	5 years	9.5 years

The Black-Scholes option-pricing model is generally intended for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  Furthermore, option-pricing models require highly subjective and variable assumptions, such as the expected stock price volatility.  Therefore, the fair values of the company’s stock options presented in the pro forma calculations are not necessarily representations of the actual fair values of those stock options since the granted options have characteristics significantly different from those of traded options, and the variables used under alternative assumptions, could cause the calculations to vary from those presented.  See New Accounting Pronouncements below for discussion on SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) issued by the Financial Accounting Standards Board (FASB) in December 2004.

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

Scope of Operations

The Company operates primarily in two industry segments: vehicular products and building products. The Company’s products include engineered carbon and alloy steel bars, aluminum flat-rolled products, flexible insulating glass spacer systems, extruded profiles and precision-formed metal and wood products. The Company’s manufacturing operations are conducted in the United States.

Statements of Cash Flows

The Company generally considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Similar investments with original maturities beyond three months are considered short-term investments. For fiscal years 2005, 2004, and 2003, cash paid for income taxes was $77.3 million, $35.7 million and $10.9 million, respectively.  These amounts are before refunds of $0.2 million, $0.4 million and $0.5 million, respectively. Cash paid for interest for fiscal 2005, 2004, and 2003 was $8.8 million, $4.0 million and $2.6 million, respectively.

Reclassification

Certain reclassifications, none of which effected net income, have been made to prior period amounts to conform to the presentation of fiscal year 2005.  In December 2004, the company effected a three-for-two stock split in the form of a stock dividend.  All prior periods have been adjusted on a retroactive basis after giving effect to such stock split.

During the fourth quarter of 2005, the Company committed to a plan to sell its Temroc business.  In the first quarter of 2005, the Company sold its Piper Impact business and in the fourth quarter of 2004, sold its Nichols Aluminum – Golden business.  Accordingly, the assets and liabilities of Temroc, Piper Impact and Nichols Aluminum – Golden are reported as discontinued operations in the Consolidated Balance Sheets presented, and their operating results are reported as discontinued operations in the Consolidated Statements of Income (see Note 19).

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements.  The provisions of SFAS 123R are effective for the first annual reporting period that begins after June 15, 2005. The Company will adopt this standard at the beginning of fiscal 2006 and will elect the modified-prospective transition method. Under the modified-prospective method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that stock option expense for unvested options must be recognized in the income statement. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, levels of share-based payments granted in the future, the market value of the Company’s common stock as well as assumptions regarding a number of complex variables. These variables include, but are not limited to, the Company’s stock price, volatility, and employee stock option exercise behaviors and the related tax impact. However, had the Company adopted SFAS 123R in prior periods, the Company believes the impact of that standard would have approximated the impact of SFAS 123 as described in the above “Stock Based Employee Compensation” disclosure of pro forma net income and earnings per share.

 In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior period financial statements of voluntary changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The consolidated financial position, results of operations or cash flows will only be impacted by SFAS 154 if the Company implements a voluntary change in accounting principle or correct accounting errors in future periods.

In March 2005 the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) which is effective for fiscal years ending after December 15, 2005 and is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. The Company does not expect the adoption of FIN 47 to have a material impact on the consolidated financial position, results of operations or cash flows.

In December 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153), as part of its short-term international convergence project with the International Accounting Standards Board (IASB). Under SFAS 153, nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005.  The Company does not expect the adoption of SFAS 153 to have a material impact on the consolidated financial position, results of operations or cash flows.

In October 2004, the President signed into law the American Jobs Creation Act (the AJC Act). The AJC Act allows for a federal income tax deduction for a percentage of income earned from certain domestic production activities. The Company’s U.S. production activities will qualify for the deduction. Based on the effective date of this provision of the AJC Act, the Company will be eligible for this deduction beginning in fiscal 2006. Additionally, in December  2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1, which was effective upon issuance, requires the Company to treat the tax deduction as a special deduction instead of a change in tax rate that would have impacted the existing deferred tax balances. The Company is currently evaluating the impact of this special deduction but expects that it will reduce the Company’s effective tax rate in fiscal 2006.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151), which adopts wording from the IASB’s International Accounting Standard, “Inventories,” in an effort to improve the comparability of cross-border financial reporting. The new standard indicates that abnormal freight, handling costs and wasted materials are required to be treated as current period charges rather than as a portion of inventory costs. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on the consolidated financial position, results of operations or cash flows.

2.                                      Acquisitions

Fiscal 2005 Acquisitions

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

The Mikron acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (SFAS 141). Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisition and the results of operations were included in the Company’s consolidated financial statements as of the effective date of the acquisition.  Prior to the acquisition, under Subchapter S of the Internal Revenue Code, Mikron was not required to make a provision for Federal income taxes.  From the effective date of the acquisition, the Company has been making a provision for Federal income tax with respect to Mikron.  Except for the tax provision, there were no other material differences between the Company’s accounting policies and those of Mikron.

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

During the third quarter of fiscal 2005, a wholly owned subsidiary of Mikron entered into an agreement that resulted in it increasing its interest from 7.6% to 49.0% in a developing enterprise focused on the development of equipment used to manufacture vinyl windows.  The increase to 49.0% ownership resulted from the reclassification of a loan receivable to an equity interest.  As the loan receivable was valued at zero by Mikron prior to acquisition and by Quanex as part of the purchase price allocation, the Company continues to value the converted investment at zero as of October 31, 2005.

The allocation of assets and liabilities acquired and assumed are summarized below.  Management estimates of fair value are primarily based on independent appraisals.

As of Date of Opening Balance Sheet
(In thousands)
Cash and equivalents	$1,485
Accounts receivable	13,808
Inventories	9,874
Other current assets	1,040
Total current assets	26,207
Property, plant and equipment	86,571
Goodwill	62,686
Other intangible assets:
Trade names	29,700
Patents	10,600
Customer relationships	21,200
Total other intangible assets	61,500
Other assets	183
Total assets	$237,147

Accounts payable	$12,920
Accrued liabilities	18,020
Total current liabilities	30,940
Other liabilities	7,175
Total liabilities	38,115
Investment	199,032
Total liabilities and equity	$237,147

The allocations resulted in goodwill of $62.7 million, all of which is expected to be deductible for tax purposes.  The other intangible assets are being amortized over periods which reflect the timeframe over which the economic benefits of the assets are expected to be realized.  Specifically, the trade names are being amortized over an average estimated useful life of 25 years, the patents are being amortized over an average of 7 years and the customer relationships are being amortized over an average of 20 years.  The weighted average useful life of intangible assets, excluding goodwill, created as a result of the acquisition, is 20 years.  No residual value is estimated for the intangible assets.

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

The following table provides unaudited proforma results of operations for the twelve months ended October 31, 2005 and 2004, as if Mikron had been acquired as of the beginning of each fiscal year presented.  The proforma results include certain adjustments including estimated interest expense impact from the funding of the acquisition, estimated depreciation and amortization of fixed and identifiable intangible assets and estimated income taxes based upon the effective tax rate for each period.  However, the proforma results presented do not include any anticipated cost savings or other synergies related to the acquisition.  Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Proforma Twelve Months Ended October 31,
	2005	2004
	(In thousands, except per share amounts)
Net sales	$1,991,574	$1,646,302
Net income	154,780	59,236
Diluted earnings per common share	$5.90	$2.37

Fiscal 2004 Acquisitions

During the first quarter of fiscal 2004, the Company acquired the stock of TruSeal Technologies, Inc. (“TruSeal”) and assets of North Star Steel Monroe (“Macsteel Monroe”) and accounted for these acquisitions under the purchase method of accounting.  Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisitions and the results of operations were included in the Company’s consolidated financial statements as of the respective effective dates of the acquisitions.

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

3.                                      Executive Life Insurance Benefit

During the fiscal year ended October 31, 2003, a former executive of the Company, on whose life the Company held life insurance policies, died.  As a result, the Company received life insurance proceeds totaling $6.4 million.  Estimates of the cash surrender value of these life insurance policies amounting to $4.3 million were previously recognized in “Other assets” on the financial statements.  The excess of the proceeds over the previously recorded cash surrender value amounting to $2.2 million was recognized as a non-taxable benefit on the income statement during fiscal 2003. The impact to the fiscal year ended October 31, 2003 basic and diluted earnings per share of this benefit was $0.09.

4.                                      Goodwill and Acquired Intangible Assets

As of November 1, 2001, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” (SFAS 142) Under SFAS 142, goodwill is no longer amortized, but is reviewed for impairment annually or more frequently if certain indicators arise. In accordance with SFAS 142, the Company completed the transitional impairment test of goodwill during the second quarter ended April 30, 2002, which indicated that goodwill was not impaired. Subsequent to the transitional test, the Company performs an annual impairment test as of August 31 each year or more frequently if certain indicators arise.  The August 31, 2004 and August 31, 2003 review of goodwill indicated that goodwill was not impaired.  The August 31, 2005 impairment test revealed an impairment of the Company’s Temroc business;  as Temroc is classified as held for sale, see Note 19 “Discontinued Operations” for further discussion of this impairment.

The changes in the carrying amount of goodwill for the two years ended October 31, 2005 are as follows (in thousands):

	Vehicular Products	Building Products	Consolidated

Balance at October 31, 2003	$—	$52,940	$52,940
Acquisitions		68,224	68,224
Effect of foreign currency		10	10
Balance at October 31, 2004	$—	$121,174	$121,174
Acquisitions		75,161	75,161
Effect of foreign currency		6	6
Balance at October 31, 2005	$—	$196,341	$196,341

The $75.2 million of goodwill activity includes $9.9 million related to the 2004 acquisition of TruSeal.  This increase to goodwill is attributable to a TruSeal deferred tax liability recorded in the fourth quarter of 2005.

Intangible assets consist of the following (in thousands):

	As of October 31, 2005		As of October 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Non-compete agreements	$313	$247	$313	$187
Patents	25,877	4,149	15,277	883
Trademarks and trade names	37,930	2,013	8,230	420
Customer relationships	23,691	1,893	2,491	416
Other intangibles	1,201	550	1,201	250
Total	$89,012	$8,852	$27,512	$2,156

Unamortized intangible assets:
Trade name	$2,200		$2,200

The aggregate amortization expense for intangibles for the years ended October 31, 2005 and 2004 is $6.7 million and $2.0 million, respectively.  Estimated amortization expense for the next five years follows (in thousands):

Fiscal Years Ending October 31,	Estimated Amortization

2006	$7,075
2007	7,033
2008	5,757
2009	3,874
2010	$3,792

5.                                      Earnings per Share

The computational components of basic and diluted earnings per share from continuing operations are as follows (shares and dollars in thousands except per share amounts):

	For the Year Ended October 31, 2005
	Numerator (Income)	Denominator (Shares)	Per Share Amount

Basic earnings per share	$177,233	25,181	$7.04

Effect of dilutive securities:
Effect of common stock equivalents arising from settlement of contingent convertible debentures	1,953	884
Effect of common stock equivalents arising from stock options	—	387
Effect of common stock held by rabbi trust	—	87

Diluted earnings per share	$179,186	26,539	$6.75

	For the Year Ended October 31, 2004
	Numerator (Income)	Denominator (Shares)	Per Share Amount

Basic earnings per share	$57,428	24,654	$2.33

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options	—	311
Effect of common stock held by rabbi trust	—	82

Diluted earnings per share	$57,428	25,047	$2.29

	For the Year Ended October 31, 2003
	Numerator (Income)	Denominator (Shares)	Per Share Amount

Basic earnings per share	$43,646	24,231	$1.80

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options	—	249
Effect of common stock held by rabbi trust	—	96

Diluted earnings per share	$43,646	24,576	$1.78

In May 2004, the Company issued $125.0 million of 2.50% Convertible Senior Debentures due 2034 (the Debentures) that, if converted in the future, would have a potentially dilutive effect on the Company’s stock.  On January 26, 2005, the Company announced that it had irrevocably elected to settle the principal amount of  the Debentures in cash when they become convertible and are surrendered by the holders thereof.  The Company retains its option to satisfy any premium obligation (stock price in excess of conversion price) with either shares, cash or a combination of shares and cash.  On January 31, 2005, the Company adopted the consensus reached by Emerging Issues Task Force Issue 04-8 (EITF 04-8) which requires that the Company include in diluted earnings per share all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price.  As a result of the Company’s election, diluted earnings per share include only the amount of shares it would take to satisfy the premium obligation, assuming that all of the Debentures were surrendered.  For calculation purposes, the average closing price of the Company’s common stock for each of the periods presented is used as the basis for determining dilution. For fiscal 2004 the Debentures are anti-dilutive as the conversion price was above the Company’s average closing price for the year.  See Note 10 for additional discussion of the Debentures.

6.                                      Inventories

Inventories consist of the following:

	October 31,
	2005	2004
	(In thousands)

Raw materials	$32,696	$25,012
Finished goods and work in process	86,077	75,523
	118,773	100,535
Other	14,230	12,458
Total	$133,003	$112,993

The values of inventories are based on the following accounting methods:

	October 31,
	2005	2004
	(In thousands)

LIFO	$62,820	$47,356
FIFO	70,183	65,637
Total	$133,003	$112,993

With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $34.3 million and $34.4 million at October 31, 2005 and 2004, respectively.  During fiscal 2004 and fiscal 2003, there were LIFO liquidations that resulted in a reduction of the LIFO reserve of approximately $3.2 million (credit to cost of sales) and $1.4 million, respectively.  The LIFO liquidations, which are included in the LIFO reserve amounts ($34.4 million in 2004), reduced the amount of expense recognized in the respective years compared to what would have been recognized had there been no liquidations.

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

7.                                      Property, Plant and Equipment

Property, plant and equipment consist of the following:

	October 31,
	2005	2004
	(In thousands)

Land and land improvements	$24,805	$23,667
Buildings	148,045	134,077
Machinery and equipment	766,370	667,248
Construction in progress	30,742	8,805
	969,962	833,797
Less accumulated depreciation and amortization	(546,020)	(488,604)
Property, plant and equipment, net	$423,942	$345,193

The Company had commitments for the purchase or construction of capital assets amounting to approximately $36.2 million at October 31, 2005.

8.                                      Accrued Liabilities

Accrued liabilities consist of the following:

	October 31,
	2005	2004
	(In thousands)

Payroll, payroll taxes and employee benefits	$31,632	$24,132
Accrued insurance and workers compensation	8,243	6,423
Deferred compensation and non-employee director retirement	9,279	4,338
Sales allowances	9,218	290
Accrued contribution to pension funds	2,015	324
Other	13,229	9,873
Accrued liabilities	$73,616	$45,380

9.                                      Income Taxes

Income taxes are provided on taxable income at the statutory rates applicable to such income.

Income tax expense (benefit) consists of the following:

	Years Ended October 31,
	2005	2004	2003
	(In thousands)
Current:
Federal	$100,679	$26,517	$18,742
State	6,033	3,061	1,382
Foreign	119	474	—
	106,831	30,052	20,124
Deferred	(438)	5,885	3,298
Income tax expense	106,393	35,937	23,422
Income taxes from discontinued operations	(1,066)	(1,629)	(486)
	$105,327	$34,308	$22,936

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s net deferred tax liability are as follows:

	October 31,
	2005	2004
	(In thousands)
Deferred tax liability:
Property, plant and equipment	$49,519	$50,209
Intangibles	17,138	3,649
Inventory	—	1,053
Other	—	7,456
	66,657	62,367
Deferred tax assets:
Postretirement benefit obligation	(3,169)	(3,257)
Other employee benefit obligations	(11,369)	(8,911)
Environmental accruals	(3,568)	(1,476)
Inventory	(174)	—
Other	(2,405)	(6,391)
	(20,685)	(20,035)
Net deferred tax liability	$45,972	$42,332

Deferred income tax non-current liability	$58,836	$53,514
Deferred tax current assets	(12,864)	(11,182)
Net deferred tax liability	$45,972	$42,332

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for the following reasons:

	Years Ended October 31,
	2005	2004	2003
	(In thousands)

Income tax expense at statutory tax rate	$99,269	$32,677	$23,474
Increase (decrease) in taxes resulting from:
State income taxes, net of federal effect	6,889	2,871	1,932
Life insurance benefit	—	—	(753)
Other items, net	235	389	(1,231)
	$106,393	$35,937	$23,422

The Company’s tax returns are not currently under audit.  The Company has a case in Tax Court regarding the disallowance of a capital loss realized in 1997 and 1998.  During fiscal 2004, the Company made a tax payment of $10.0 million related to the case to stop the running of the interest outstanding. Adequate provision has been made for this contingency and the Company believes the outcome of the case will not have a material adverse impact on its financial position or results of operations.  See Note 18 for further explanation.

10.                               Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:

	October 31,
	2005	2004
	(In thousands)

“Bank Agreement” Revolver	$—	$—
2.50% Convertible Senior Debentures due 2034	125,000	125,000
City of Richmond, Kentucky Industrial Building Revenue Bonds	7,175	—
6.50% City of Huntington, Indiana Economic Development Revenue Bonds principle due 2010	1,665	1,665
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	1,800	2,000
Capital lease obligations and other	281	261
	$135,921	$128,926
Less maturities due within one year included in current liabilities	2,459	246
	$133,462	$128,680

Bank Agreement

The Company’s $310.0 million Revolving Credit Agreement (Bank Agreement) is secured by all Company assets, excluding land and buildings. The Bank Agreement expires February 28, 2007 and provides for up to $25.0 million for standby letters of credit, limited to the undrawn amount available under the Bank Agreement. All borrowings under the Bank Agreement bear interest, at the option of the Company, at either (a) the prime rate or federal funds rate plus one percent, whichever is higher, or (b) a Eurodollar based rate.

During the last couple of years, the Company primarily used the Bank Agreement to provide funds for acquisitions, including Mikron in fiscal 2005 and TruSeal and Macsteel Monroe in fiscal 2004.  In December 2004, the Company borrowed $200 million from the Bank Agreement and repaid the entire amount by October 31, 2005.

The Bank Agreement requires maintenance of certain financial ratios and maintenance of a minimum consolidated tangible net worth. As of October 31, 2005, the Company was in compliance with all current Bank Agreement covenants.  The Company had no borrowings under the Bank Agreement as of October 31, 2005 and 2004.  The aggregate availability under the Bank Agreement was $296.3 million at October 31, 2005, which is net of $13.7 million of outstanding letters of credit.

Convertible Senior Debentures

On May 5, 2004, the Company issued $125.0 million of the Convertible Senior Debentures (the Debentures) in a private placement.  The Debentures were offered only to “qualified institutional buyers,” in accordance with Rule 144A under the Securities Act of 1933.  The net proceeds from the offering, totaling approximately $122.0 million, were used to repay a portion of the amounts outstanding under the Bank Agreement.  The Debentures are convertible into shares of Quanex common stock, upon the occurrence of certain events, at an adjusted conversion rate of 26.1113 shares of common stock per $1,000 principal amount of notes.  This conversion rate is equivalent to an adjusted conversion price of $38.2976 per share of common stock, subject to adjustment in some events such as a common stock dividend or an increase in the cash dividend. Adjustments to the conversion rate are made when the cumulative adjustments exceed 1% of the conversion rate.

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

Effective May 1, 2005, the Debentures became convertible and continue to be convertible through the quarter ending January 31, 2006.  For each quarter in this period, the convertibility was triggered when the closing price of the Company’s common stock exceeded the contingent conversion threshold price of approximately $45.96 for at least 20 of the last 30 trading days of the previous fiscal quarter.

Other Debt Instruments

The City of Richmond, Kentucky Industrial Building Revenue Bonds were obtained as part of the acquisition of Mikron. These bonds are due in annual installments through October 2020. Interest is payable monthly at a variable rate.  The average rate during 2005 was 2.3%.  These bonds are secured by the land, building and certain equipment of the Mikron East facility located in Richmond, Kentucky.  In addition, a $7.4 million letter of credit under the Bank Agreement serves as a conduit for making the scheduled payments.

In June 1999, the Company borrowed $3 million through Scott County, Iowa Variable Rate Demand Industrial Waste Recycling Revenue Bonds Series 1999. The bonds require 15 annual principal payments of $200,000 beginning on July 1, 2000. The variable interest rate is established by the remarketing agent based on the lowest weekly rate of interest that would permit the sale of the bonds at par, on the basis of prevailing financial market conditions. Interest is payable on the first business day of each calendar month. Interest rates on these bonds during fiscal 2005 have ranged from 1.5% to 3.1%. These bonds are secured by a Letter of Credit.

Additional Debt Disclosures

The Company’s consolidated debt had a weighted average interest rate of 2.6% as of October 31, 2005 and October 31, 2004.  Approximately 93% and 98% of the total debt had a fixed interest rate at October 31, 2005 and 2004, respectively.  As of October 31, 2005, the Company has $16.6 million in letters of credit and corporate guarantees, of which $13.7 million in letters of credit fall under the Bank Agreement sublimit.

Aggregate maturities of long-term debt at October 31, 2005, are as follows (in thousands):

2006	$2,459
2007	2,752
2008	1,494
2009	363
2010	1,977
Thereafter	126,876
Total	$135,921

11.                               Pension Plans and Other Postretirement Benefits

The Company has a number of retirement plans covering substantially all employees. The Company provides both defined benefit and defined contribution plans. In general, the plant or location of his/her employment determines an employee’s coverage for retirement benefits.

Defined Benefit Plans

The single employer defined benefit pension plans pay benefits to employees at retirement using formulas based upon years of service and either compensation rates near retirement or a flat dollar multiplier, as applicable. The Company’s funding policy is generally to make the minimum annual contributions required by applicable regulations. In fiscal 2005, the Company made voluntary contributions in excess of the minimum contribution totaling $2.7 million towards the 2004 plan year.  After taking into account recent voluntary contributions the  minimum contribution required to be made during fiscal 2006 is $4.9 million, $2.0 million for the 2005 plan year and $2.9 million for the 2006 plan year.

The Company also provides certain healthcare and life insurance benefits for eligible retired employees employed prior to January 1, 1993. Certain employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The Company continues to fund benefit costs on a pay-as-you-go basis. For fiscal year 2005, the Company made benefit payments totaling $0.7 million, compared to $0.6 million and $0.4 million in fiscal 2004 and 2003, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. This Act introduces a Medicare prescription-drug benefit beginning in 2006 as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit.  Management has concluded that the Company’s plans are at least “actuarially equivalent” to the Medicare benefit and for less than 50% of covered retirees.  The Company has not included the federal subsidy from the Act for those eligible. The impact to net periodic pension cost and to benefits paid in future years is not expected to be material once included.

The Company uses an October 31 measurement date for its defined benefit plans.  The following provides a reconciliation of benefit obligations, plan assets and funded status of these plans:

	Pension Benefits		Postretirement Benefits
	October 31,
	2005	2004	2005	2004
	(In thousands)

Change in Benefit Obligation
Benefit obligation at beginning of year(1)	$63,488	$52,516	$7,842	$6,893
Service cost	4,439	3,900	84	99
Interest cost	3,645	3,292	429	443
Amendments	—	190	—	—
Actuarial loss (gain)	636	5,727	425	997
Benefits paid	(1,831)	(1,487)	(681)	(590)
Administrative expenses	(784)	(650)	—	—
Benefit obligation at end of year(1)	$69,593	$63,488	$8,099	$7,842

Change in Plan Assets
Fair value of plan assets at beginning of year	$42,848	$32,871
Actual return on plan assets	4,457	4,942
Employer contributions	2,704	7,172
Benefits paid	(1,831)	(1,487)
Administrative expenses	(784)	(650)
Fair value of plan assets at end of year	$47,394	$42,848

Funded Status	$(22,199)	$(20,640)	$(8,099)	$(7,842)

(1)          For the pension benefit plans, the benefit obligation is the projected benefit obligation. For other retiree benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

	Pension Benefits		Postretirement Benefits
	October 31,
	2005	2004	2005	2004
	(In thousands)

Calculation of Net Amount Recognized
Funded status at end of year	$(22,199)	$(20,640)	$(8,099)	$(7,842)
Unrecognized transition asset	—	(49)	—	—
Unrecognized prior service cost	1,379	1,579	(421)	(479)
Unrecognized net actuarial loss (gain)	17,438	18,536	1,036	611
Other	—	—	(35)	(35)
Net amount recognized	$(3,382)	$(574)	$(7,519)	$(7,745)

Classification of Net Amount Recognized
Deferred pension credit	$(10,173)	$(9,561)	$(7,519)	$(7,745)
Intangible asset	1,379	1,579	—	—
Accumulated other comprehensive income	5,412	7,408	—	—
Net amount recognized	$(3,382)	$(574)	$(7,519)	$(7,745)

Below is data related to pension plans in which the accumulated benefit obligation exceeds plan assets:

	Pension Benefits		Postretirement Benefits
	October 31,
	2005	2004	2005	2004
	(In thousands)

Accumulated benefit obligation	$57,567	$52,397	$8,099	$7,842
Fair value of plan assets	47,394	42,848	—	—

Components of the net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	October 31,
	2005	2004	2003	2005	2004	2003
	(In thousands)

Service Cost	$4,439	$3,900	$2,915	$84	$99	$100
Interest cost	3,645	3,292	2,922	429	443	417
Expected return on plan assets	(3,669)	(3,133)	(2,444)	—	—	—
Amortization of unrecognized transition asset	(50)	(108)	(111)	(58)	(58)	(155)
Amortization of unrecognized prior service cost	201	210	193	—	—	—
Amortization of unrecognized net loss	946	786	677	—	—	—
Other	—	—	—	—	—	—
Net periodic pension cost	$5,512	$4,947	$4,152	$455	$484	$362

The Company determines its actuarial assumptions on an annual basis.  The assumptions for the pension benefit and postretirement benefits calculations, as well as assumed health care cost trend rates, for the years ended October 31, are as follows:

	Pension Benefits			Postretirement Benefits
	October 31,
	2005	2004	2003	2005	2004	2003

Discount rate	5.75%	5.75%	6.25%	5.75%	5.75%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

Health care cost trend rate assumed for next year	—	—	—	10.0%	9.00%	9.00%
Ultimate trend rate	—	—	—	5.0%	4.50%	4.50%
Year rate reaches ultimate trend rate	—	—	—	2011	2009	2009

The discount rate is used to calculate the present value of the projected benefit obligation for pension benefits and the accumulated postretirement benefit obligation for postretirement benefits.  The rates are determined based on high-quality fixed income investments that match the duration of expected benefit payments. The company uses a portfolio of long-term corporate AA/Aa bonds that match the duration of the expected benefit payments to establish the discount rate for this assumption.

The expected return on plan assets is used to determine net periodic pension expense. The rate of return assumptions are based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations.  The return assumption is reviewed annually.

The rate of compensation increase represents the long-term assumption for expected increases to salaries.

The health care cost trend rate represents the Company’s expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date. Our projection for fiscal year 2006 is an increase in health care costs of 10.0%. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 5.0% percent by fiscal year 2011 and remain at that level thereafter.

Postretirement plan assumptions reflect our historical experience and our best judgments regarding future expectations.  Assumed health care cost trend rates could have an effect on the amounts reported for post retirement benefit plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One	One
	Percent	Percent
	Increase	Decrease
	(In thousands)
Effect on total service and interest cost components	$9	$(8)
Effect on postretirement benefit obligation	190	(173)

The Company’s target allocation for the year ending October 31, 2005 and actual asset allocation by asset category as of October 31, 2005 and 2004 are as follows:

	Target	Actual Allocation at October 31,
	Allocation	2005	2004

Equity securities	70.0%	70.5%	70.0%
Debt securities	30.0%	29.5%	30.0%

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

Management’s best estimate of its cash requirements for the pension benefit plans and postretirement benefit plans for the year ending October 31, 2006 is $4.9 million and $0.6 million, respectively.  For the pension benefit plans, this is comprised of expected contributions to the plan, whereas for postretirement benefit plans, this is comprised of expected contributions that will be used directly for benefit payments. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, the Company takes into consideration its business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ greatly from current estimates.

Total benefit payments expected to be paid to participants, which include payments funded from the Company’s assets, as discussed above, as well as payments paid from the plans are as follows:

Years Ended October 31,	Pension Benefits	Postretirement Benefits
	(In thousands)
Expected Benefit Payments
2006	$1,441	$616
2007	1,629	631
2008	1,826	637
2009	2,166	643
2010	2,488	643
2011 - 2015	$20,350	$3,159

Defined Contribution Plans

The Company also has defined contribution plans to which both employees and the Company make contributions. The Company contributed approximately $5.2 million, $6.3 million and $5.5 million to these plans in fiscal 2005, 2004 and 2003, respectively.  At October 31, 2005, assets of the defined contribution plans included shares of the Company’s common stock with a market value of approximately $14.1 million, which represented approximately 7.8% of the total fair market value of the assets in the Company’s defined contribution plans.

Other

Quanex has a Supplemental Benefit Plan covering certain key officers of the Company. Earned vested benefits under the Supplemental Benefit Plan were approximately $1.4 million, $0.8 million and $0.7 million at October 31, 2005, 2004 and 2003, respectively. These benefits are funded with life insurance policies purchased by the Company.

12.                               Industry Segment Information

Quanex manages the Company as a market focused enterprise which utilizes its resources for  two core markets where its products are sold:  the Vehicular Products segment and the Building Products segment.  These markets are driven by distinct economic indicators; domestic light vehicle builds and heavy duty truck builds primarily drive the Vehicular Products segment while housing starts and remodeling expenditures primarily drive the Building Products segment.  The Vehicular Products segment includes engineered steel bar manufacturing, steel bar and tube heat-treating services, and steel bar and tube corrosion and wear resistant finishing services.  The Building Products segment produces mill finished and coated aluminum sheet and various engineered products for the building products markets.  Corporate and other includes corporate office charges, intersegment eliminations and LIFO inventory adjustments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies, with the exception of the inventory valuation method. The Company measures its inventory at the segment level on a FIFO basis, however at the consolidated Company level, the majority of the inventory is measured on a LIFO basis. See Note 6 to the financial statements for more information. The Company accounts for intersegment sales and transfers as though the sales or transfers were to third parties, that is, at current market prices.

For the years ended October 31, 2005, 2004 and 2003, no one customer represented 10% or more of the consolidated net sales of the Company.  Following is selected segment information.

	For the Years Ended October 31,
	2005(3)	2004(3)	2003(3)
	(In thousands)

Net Sales:
Vehicular Products(1)	$1,016,982	$795,367	$393,505
Building Products(2)	952,025	642,530	484,904
Consolidated	$1,969,007	$1,437,897	$878,409

Operating Income (Loss):
Vehicular Products(1)	$190,667	$73,965	$52,554
Building Products(2)	131,432	63,174	32,394
Corporate & Other	(29,324)	(38,142)	(20,061)
Consolidated	$292,775	$98,997	$64,887

Depreciation and Amortization:
Vehicular Products(1)	$32,700	$30,914	$25,213
Building Products(2)	32,457	18,196	14,732
Corporate & Other	244	271	377
Consolidated	$65,401	$49,381	$40,322

Capital Expenditures:
Vehicular Products(1)	$22,704	$7,599	$12,769
Building Products(2)	27,811	11,002	11,509
Corporate & Other	277	112	133
Consolidated	$50,792	$18,713	$24,411

Identifiable Assets:
Vehicular Products(1)	$425,536	$450,344	$291,566
Building Products(2)	618,112	378,688	245,312
Corporate & Other	45,213	39,424	36,467
Discontinued Operations(3)	11,350	61,687	109,946
Consolidated	$1,100,211	$930,143	$683,291

(1)                                  Fiscal 2004 includes Macsteel Monroe as of January 1, 2004.

(2)                                  Fiscal 2005 includes Mikron as of December 9, 2004, and fiscal 2004 includes TruSeal as of January 1, 2004.

(3)                                  Temroc, Piper Impact and Nichols Aluminum – Golden are included in discontinued operations for all periods.

Net Sales by Product Information

	Years Ended October 31,
	2005	2004	2003
	(In thousands)
Net Sales
Engineered Steel Bars	$1,016,982	$795,367	$393,505
Aluminum Mill Sheet Products	464,448	402,349	328,481
Window and Door Components	487,577	240,181	156,423
Total	$1,969,007	$1,437,897	$878,409

Geographic Information

	Years Ended October 31,
	2005	2004	2003
	(In thousands)
Net Sales
United States	$1,867,648	$1,338,393	$825,675
Mexico	44,097	43,935	22,036
Canada	45,652	46,960	25,952
Asian countries	5,026	4,485	46
European countries	5,604	3,554	4,168
Other foreign countries	980	570	532
Total	$1,969,007	$1,437,897	$878,409

Net sales by geographic region is attributed to countries based on the location of the customer. Operations of the Company and all identifiable assets are located in the United States.

13.                               Stockholders’ Equity

The Company’s authorized capital stock consists of 50,000,000 shares of Common Stock, par value $0.50 per share, and 1,000,000 shares of Preferred Stock, no par value.  As of October 31, 2005 and 2004, there were no shares of Preferred Stock issued or outstanding.

The Company declared a dividend in 1986 of one Preferred Stock Purchase Right (a Right) on each outstanding share of its common stock. This action was intended to assure that all shareholders would receive fair treatment in the event of a proposed takeover of the Company. On April 26, 1989, the Company amended the Rights to provide for additional protection to shareholders and to provide the Board of Directors of the Company with needed flexibility in responding to abusive takeover tactics. On April 15, 1999, the Second Amended and Restated Rights Agreement went into effect. Each Right, when exercisable, entitles the holder to purchase 1/1,000th of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $90. Each 1/1,000th of a share of Series A Junior Participating Preferred Stock will be entitled to a dividend equal to the greater of $.01 or the dividend declared on each share of common stock, and will be entitled to 1/1,000th of a vote, voting together with the shares of common stock. The Rights will be exercisable only if, without the Company’s prior consent, a person or group of persons acquires or announces the intention to acquire 20% or more of the Company’s common stock. If the Company is acquired through a merger or other business combination transaction, each Right will entitle the holder to purchase $120 worth of the surviving company’s common stock for $90. Additionally, if someone acquires 20% or more of the Company’s common stock, each Right not owned by the 20% or greater shareholder would permit the holder to purchase $120 worth of the Company’s common stock for $90. The Rights are redeemable, at the option of the Company, at $.02 per Right at any time until ten days after someone acquires 20% or more of the common stock. The Rights expire April 15, 2009.

As a result of the Rights distribution, 150,000 of the 1,000,000 shares of authorized Preferred Stock were reserved for issuance as Series A Junior Participating Preferred Stock.

On December 2, 2004, the Company’s Board of Directors authorized a three-for-two stock split in the form of a stock dividend. The stock split was distributed on December 31, 2004 to all holders of record on December 17, 2004.  Share amounts in this report have been adjusted to reflect the results of such stock split.

14.                               Stock Repurchase Program and Treasury Stock

On December 5, 2002, the Board of Directors approved a program to purchase up to a total of 1.5 million shares of its common stock in the open market or in privately negotiated transactions. During the year ended October 31, 2003, the Company repurchased 657,900 shares at a cost of approximately $13.5 million.  These shares were placed in treasury. During the year ended October 31, 2003, 242,516 of these shares were used for the exercise of options and other compensation plans, leaving 442,204  shares in treasury stock with a remaining carrying value of approximately $9.2 million.

On August 26, 2004, The Board of Directors authorized the Company to reload its stock buyback program, increasing the existing authorization up to 1.5 million shares.  During the year ended October 31, 2004, all of the shares in treasury stock at the beginning of the year were used through stock option exercises and other compensation plans.  There were no repurchases during fiscal 2005 and 2004 and at October 31, 2005 and 2004, there were no shares in treasury stock.

15.                               Restricted Stock and Stock Option Plans

Key Employee and Non-Employee Director Plans

The Company has restricted stock and stock option plans which provide for the granting of common shares or stock options to key employees and non-employee directors.

Restricted Stock Plans

Under the Company’s restricted stock plans, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or vest over a three-year period. Upon issuance of stock under the plan, unearned compensation equal to the market value at the date of grant is charged to stockholders’ equity and subsequently amortized to expense over the restricted period. There were 31,791, 49,950 and 4,500 restricted shares granted (net of cancels) in 2005, 2004 and 2003, respectively. The amount charged to compensation expense in 2005, 2004 and 2003 was $0.9 million, $0.3 million and $0.3 million, respectively, relating to amortization of restricted stock granted in 2005 and prior years. In December 2005, subsequent to the fiscal year ended October 31, 2005, the Company granted 20,590 restricted shares to certain officers and key employees.

Stock Option Plans

Under the Company’s option plans, options are granted at prices determined by the Board of Directors which may not be less than the fair market value of the shares at the time the options are granted. Unless otherwise provided by the Board of Directors at the time of grant, options become exercisable in one-third increments maturing cumulatively on each of the first through third anniversaries of the date of grant and must be exercised no later than ten years from the date of grant.  The Company’s 1996 Employee Plan (the 1996 Plan) and 1997 Key Employee Plan (the 1997 Plan) provide for the granting of options to employees and non-employee directors of up to an aggregate of 4,425,000 common shares. There were 1,329,541, 1,671,381 and 2,029,400 shares available for granting of options at October 31, 2005, 2004, and 2003, respectively.  The exercise price for the outstanding options as of October 31, 2005 ranged from $12.13 to $57.91 per share.

Stock option transactions for the three years ended October 31, 2005, were as follows:

	Shares Exercisable	Shares Under Option	Average Price Per Share

Balance at October 31, 2002	734,049	1,232,403	$15

Granted		428,250	21
Exercised		(271,404)	14
Cancelled/Lapsed		(68,304)	18
Balance at October 31, 2003	756,803	1,320,945	$17

Granted		329,400	$28
Exercised		(532,268)	15
Cancelled/Lapsed		(20,206)	24
Balance at October 31, 2004	556,893	1,097,871	$21

Granted		332,994	$41
Exercised		(435,907)	18
Cancelled/Lapsed		(25,777)	30
Balance at October 31, 2005	359,480	969,181	$29

The weighted average contractual life of the 969,181 shares under option was 7.8 years at October 31, 2005.  In December 2005, subsequent to the fiscal year ended October 31, 2005, the Company granted 153,500 options to certain officers and employees at an average exercise price of $61.42 per share.  The 1996 Plan expires as of December 31, 2005 and the 1997 Plan was terminated at the December 2, 2005 Board of Directors’ meeting.

Non-Employee Director Plans:

The Company has various non-employee Director Plans, which are described below:

1989 Non-Employee Directors Plan

The Company’s 1989 Non-Employee Directors Stock Option Plan provides for the granting of stock options to non-employee Directors to purchase up to an aggregate of 315,000 shares of common stock.  Options become exercisable at any time commencing six months after the grant and must be exercised no later than 10 years from the date of grant.  No option may be granted under the plan after December 5, 1999.  There were no shares available for granting of options at October 31, 2005, 2004 or 2003.  The exercise price of the options outstanding as of October 31, 2005 ranged from $11.25 to $19.00.

Stock option transactions for the three years ended October 31, 2005, were as follows:

	Shares Exercisable	Shares Under Option	Average Price Per Share

Balance at October 31, 2002	91,500	91,500	$16

Granted		—	—
Exercised		(16,500)	15
Cancelled		—	—
Balance at October 31, 2003	75,000	75,000	$17

Granted		—	—
Exercised		(27,000)	17
Cancelled		—	—
Balance at October 31, 2004	48,000	48,000	$17

Granted		—	—
Exercised		(11,000)	15
Cancelled		(4,500)	17
Balance at October 31, 2005	32,500	32,500	$17

The weighted average contractual life of the 32,500 shares under option was 2.3 years at October 31, 2005.

1997 Non-Employee Directors Plan

The Company’s 1997 Non-Employee Director Stock Option Plan provided for the granting of stock options to non-employee Directors to purchase up to an aggregate of 600,000 shares of common stock. On December 5, 2002, the Company elected to terminate future grants of options under this plan.

There were no shares available for granting of options at October 31, 2005, 2004 and 2003. The exercise price of the options outstanding as of October 31, 2005 ranged from $12.17 to $23.90. Stock option transactions for the three years ended October 31, 2005, were as follows:

	Shares Exercisable	Shares Under Option	Average Price Per Share

Balance at October 31, 2002	70,500	79,500	$18

Granted		—	—
Exercised		(9,000)	12
Cancelled		—	—
Balance at October 31, 2003	64,500	70,500	$19

Granted		—	—
Exercised		(9,000)	17
Cancelled		—	—
Balance at October 31, 2004	58,500	61,500	$19

Granted		—	—
Exercised		(12,000)	17
Cancelled		—	—
Balance at October 31, 2005	49,500	49,500	$20

The weighted average contractual life of the 49,500 shares under option was 6.1 years at October 31, 2005.

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding and exercisable for all plans at October 31, 2005:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Options Exercisable	Weighted Average Exercise Price
Ranges of Exercise Prices:
$11.25 – $21.11	237,004	$16.19	5.2	226,504	$16.00
$21.33 - $26.10	226,003	21.64	7.1	119,253	21.85
$26.40 - $33.80	263,305	27.66	8.2	83,555	28.91
$39.47 - $57.91	324,869	40.60	9.1	12,168	57.91
Total	1,051,181	$27.78	7.6	441,480	$21.18

16.                               Fair Value of Financial Instruments

The fair values of the Company’s financial assets approximate the carrying values reported on the consolidated balance sheet. The estimated fair value of the Company’s long-term debt was $214.6 million and $141.9 million as compared to the carrying amounts of $135.9 million and $128.9 million, as of October 31, 2005 and 2004, respectively. The fair value of long-term debt was based on the quoted market price or recent transactions.

17.                               Leases

Quanex has operating leases for certain real estate and equipment. Rental expense for the years ended October 31, 2005, 2004 and 2003 was $4.7 million, $3.6 million and $2.2 million, respectively.

Future minimum payments as of October 31, 2005, by year and in the aggregate under operating leases having non-cancelable lease terms in excess of one year were as follows (in thousands):

Operating Leases
2006	$4,482
2007	3,363
2008	2,350
2009	1,656
2010	1,194
Thereafter	5,410
Total	$18,455

18.                               Contingencies

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

During the third quarter of 2005, the United States Department of Justice filed a complaint against the Company for recovery of cleanup costs incurred at the “Jepscor” Superfund site in Dixon, Illinois.  The United States Environmental Protection Agency has indicated that it incurred approximately $2.6 million to remove processing residue and other materials from that former metal recovery plant.  Of the Jepscor site’s former owners, operators, and many customers, the government is asserting liability for cleanup only against the Company.  During the fourth fiscal quarter of 2005, the Company and the Department of Justice reached a tentative agreement to settle this matter.  If that settlement cannot be finalized, the Company intends to defend itself vigorously against the government’s Jepscor allegations.

Total remediation reserves, at October 31, 2005, for Quanex’s current plants, former operating locations, and disposal facilities were approximately $8.9 million, which is within $0.3 million of the reserve at October 31, 2004.  Of the current remediation reserve, approximately $2.0 million represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. On the balance sheet, $6.7 million of the remediation reserve is included in non-current liabilities with the remainder in accrued liabilities (current).

Approximately 51% of the total remediation reserve is currently allocated to cleanup work related to Piper Impact. During the first quarter of 2005, the Company sold the operating assets of the Piper Impact business, including its only active plant on Barkley Drive in New Albany, Mississippi.  In the fourth fiscal quarter of 2005, the Company sold the location on Highway 15 in New Albany where Piper Impact previously had operated a plant (the Highway 15 location), but as part of the sale retained environmental liability for pre-closing contamination there.  At present, the largest component of the Piper Impact remediation reserve is for remediation of soil and groundwater contamination from prior operators of the Highway 15 location in New Albany.  The Company voluntarily implemented a state-approved remedial action plan there that includes natural attenuation together with a groundwater collection and treatment system.  The Company continues to monitor conditions at the site and to evaluate performance of that remedy.

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

The final remediation costs and the timing of the expenditures at the Highway 15 location and other sites will depend upon such factors as the nature and extent of contamination, the cleanup technologies employed, and regulatory concurrences. While actual remediation costs therefore may be more or less than amounts accrued, the Company believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities.  It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals because of uncertainties as to the extent of environmental impact, cleanup technologies, and concurrence of governmental authorities.  The Company currently expects to pay the accrued remediation reserve through at least fiscal 2025, although some of the same factors discussed earlier could accelerate or extend the timing.

Tax Liability

The Company has a case in Tax Court regarding the disallowance of a capital loss realized in 1997 and 1998.  During 2004, the Company made a tax payment of $10.0 million related to the case. The payment was made to stop the running of the interest outstanding.  The Company has reserves for income tax contingencies primarily associated with this tax case as of October 31, 2005 and 2004 of $12.3 million and $7.5 million, respectively.  The estimated reserve was increased because of the government’s decision to appeal two similar court cases which were ruled in favor of the taxpayer and the reemphasis by the IRS to assess penalties against taxpayers.  Adequate provision has been made for this contingency and the Company believes the outcome of the case will not have a material impact on its financial position or results of operations.

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

19.                               Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations, financial position and cash flows of Temroc, Piper Impact and Nichols Aluminum - Golden have been reflected in the consolidated financial statements and notes as a discontinued operation for all periods presented.  Nichols Aluminum — Golden was sold on September 30, 2004, while the Piper Impact business was sold on January 25, 2005.

The Company classified Temroc as held for sale during the fourth quarter of fiscal year 2005.  Historically, Temroc had been reported in the Vehicular Products segment.  The August 31, 2005 annual impairment test revealed that the carrying value of the Company’s Temroc business exceeded its fair value and resulted in an $11.4 million impairment loss of Temroc’s goodwill.  The Company primarily used the present value of future cash flows to determine the fair value and validated the result against the market approach.  The fiscal 2005 impairment loss resulted mostly due to a change in management’s expectations of projected cash flows, but was also impacted by an increase in the discount rate.  The projected cash flows used in the 2005 evaluation reflected lower margin business from a change in the overall product mix.  Later in the fourth quarter of fiscal 2005, Temroc met the held for sale criteria.  Accordingly, an additional impairment loss of $1.7 million was recorded to write-down Temroc to its fair value less cost to sell as of October 31, 2005.  The Company signed a Letter of Intent for Temroc from a potential buyer and is currently in the process of negotiating a definitive agreement.  The Company believes Temroc will be sold within one year.  Considering both the annual impairment testing and the classification of Temroc as held for sale, the Company recorded a total Temroc loss of $13.1 million during the fourth quarter of 2005.

Comparative balance sheets of the discontinued operations were as follows:

	October 31, 2005	October 31, 2004
	(In thousands)
Current assets:
Accounts and notes receivable, net	$3,408	$6,424
Inventories	2,078	5,068
Income tax receivable	—	3,828
Other current assets	18	748
Total current assets	5,504	16,068
Property, plant and equipment, net	5,247	16,581
Other assets	599	29,038
Total assets	$11,350	$61,687

Current liabilities:
Accounts payable	$2,591	$4,059
Accrued liabilities	750	2,471
Other current liabilities	867	990
Total current liabilities	4,208	7,520
Other liabilities	2,120	2,829
Total liabilities	$6,328	$10,349

Operating results of the discontinued operations were as follows:

	2005	2004	2003
	(In thousands)

Net sales	$27,871	$136,107	$152,967
Income (Loss) from discontinued operations	(16,602)	1,846	(1,245)
Loss on sale of discontinued operations	(6,537)	(6,436)	—
Income tax benefit (expense)	1,066	1,629	486
Income (loss) from discontinued operations, net of taxes	$(22,073)	$(2,961)	$(759)

The $22.1 million loss from discontinued operations for the fiscal year 2005 includes the $13.1 million Temroc non-cash impairment losses discussed above, $3.9 million after-tax loss on sale of Piper Impact, $1.9 million after-tax operating loss at Piper Impact and a $2.9 million after-tax loss related to the sale of Nichols Aluminum-Golden.  The $3.0 million loss from discontinued operations for the year ended October 31, 2004 includes a $0.6 million after-tax loss on the sale of Nichols Aluminum – Golden and net after-tax charges of $3.5 million related to Piper Impact offset by $1.7 million of Nichols Aluminum-Golden after-tax income for the period the Company owned the business. The $0.8 million loss from discontinued operations in fiscal 2003 was comprised of $3.1 million Piper Impact after-tax operating loss partially offset by a $2.0 million and $0.3 million of after-tax operating income at Nichols Aluminum-Golden and Temroc, respectively.

20.                               Subsequent Events

On December 19, 2005, the Company’s Board of Directors adopted the Quanex Corporation 2006 Omnibus Incentive Plan (the 2006 Plan), subject to approval by the Company’s stockholders at the Company’s annual meeting in February 2006.  The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance unit awards, annual incentive awards, other stock-based awards and cash-based awards.  Any officer, key employee and / or non-employee director of the Company or any of its affiliates is eligible for awards under the 2006 Plan.

21.                               Quarterly Results of Operations (Unaudited)

The following sets forth the selected quarterly information for the years ended October 31, 2005 and 2004.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share amounts)

2005:
Net sales	$465,202	$527,976	$492,559	$483,270
Income from continuing operations	33,931	51,717	44,905	46,680
Net income(1)	28,235	50,985	44,715	31,225
Earnings per share:
Basic earnings from continuing operations	$1.36	$2.05	$1.78	$1.84
Diluted earnings from continuing operations	1.32	1.96	1.70	1.75
Basic earnings per share	1.13	2.02	1.77	1.23
Diluted earnings per share	1.10	1.93	1.70	1.18
2004:
Net sales	$247,907	$367,672	$396,658	$425,660
Income from continuing operations	6,752	10,760	20,354	19,562
Net income	6,427	11,544	17,758	18,738
Earnings per share:
Basic earnings from continuing operations	$0.28	$0.44	$0.82	$0.79
Diluted earnings from continuing operations	0.27	0.43	0.81	0.78
Basic earnings per share	0.26	0.47	0.72	0.76
Diluted earnings per share	0.26	0.46	0.71	0.74

(1)          The fourth quarter 2005 includes Temroc’s $13.1 million (pretax and after-tax) asset impairment charge in accordance with SFAS 142 and SFAS 144.

Quarterly Financial Results

(From Continuing Operations)

	2005	2004	2003

Net Sales ($ millions)
January	$465.2	$247.9	$194.2
April	528.0	367.7	216.1
July	492.5	396.6	222.5
October	483.3	425.7	245.6
Total	$1,969.0	$1,437.9	$878.4

Income from Continuing Operations ($ millions)
January	$33.9	$6.7	$7.4
April	51.7	10.8	9.5
July(1)	44.9	20.3	14.2
October	46.7	19.6	12.5
Total	$177.2	$57.4	$43.6

Income from Continuing Operations Per Basic Common Share ($)
January	$1.36	$0.28	$0.30
April	2.05	0.44	0.40
July(1)	1.78	0.82	0.59
October	1.84	0.79	0.52
Fiscal Year	$7.04	$2.33	$1.80

Quarterly Common Stock Cash Dividends ($)
January	$0.1350	$0.1133	$0.1133
April	0.1350	0.1133	0.1133
July	0.1550	0.1267	0.1133
October	0.1550	0.1350	0.1133
Total	$0.5800	$0.4883	$0.4533

Common Stock Sales Price (High & Low Closing Price - $)
Quarter Ended January	$52.72	$31.79	$24.77
	33.77	25.98	19.69
Quarter Ended April	61.99	32.77	22.23
	47.19	26.78	19.17
Quarter Ended July	61.64	32.70	22.00
	46.77	26.61	19.23
Quarter Ended October	66.22	36.19	26.88
	54.39	26.91	20.05

(1)          Fiscal 2003 third quarter income from continuing operations includes a retired executive life insurance benefit of $2.2 million.

QUANEX CORPORATION

SUPPLEMENTARY FINANCIAL DATA

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Costs & Expenses	Write-offs	Other	Balance at End of Year
	(In thousands)

Allowance for doubtful accounts:
Year ended October 31, 2005	$6,817	$4,225	$(3,488)	$55	$7,609
Year ended October 31, 2004	6,771	1,159	(733)	(380)	6,817
Year ended October 31, 2003	6,367	677	(280)	7	6,771

Inventory reserves (primarily LIFO):
Year ended October 31, 2005	$35,655	$(191)	$(362)	$250	$35,352
Year ended October 31, 2004	14,588	21,231	(667)	503	35,655
Year ended October 31, 2003	8,729	5,955	(89)	(7)	14,588

Item 9.           Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Quanex Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2005.

The evaluation of effectiveness of the Company’s internal control over financial reporting did not include the internal control over financial reporting at Mikron Industries Inc., which was acquired on December 9, 2004 and whose financial statements constitute 2 percent and 22 percent of net and total assets, respectively, 11 percent of net sales and 9 percent of net income of the consolidated financial statement amounts as of and for the year ended October 31, 2005.

The Company’s independent auditors, Deloitte & Touche LLP, audited this assessment of the Company’s internal control over financial reporting; their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Quanex Corporation

Houston, TX

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Quanex Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.  As described in Report of Management on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Mikron Industries Incorporated, which was acquired on December 9, 2004 and whose financial statements constitute 2 percent and 22 percent of net and total assets, respectively, 11 percent of net sales and 9 percent of net income of the consolidated financial statement amounts as of and for the year ended October 31, 2005.  Accordingly, our audit did not include the internal control over financial reporting at Mikron Industries Incorporated.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended October 31, 2005 of the Company and our report dated December 20, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP

Houston, TX

December 20, 2005

PART III

Item 10.                         Directors and Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K, additional information on directors and executive officers of the Registrant is incorporated herein by reference from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2005.

Item 11.                         Executive Compensation

Pursuant to General Instruction G(3) to Form 10-K, information on executive compensation is incorporated herein by reference from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2005.

Item 12.                         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) to Form 10-K, information on security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2005.

Item 13.                         Certain Relationships and Related Transactions

Pursuant to General Instruction G(3) to Form 10-K, information on certain relationships and related transactions is incorporated herein by reference from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2005.

Item 14.                         Principal Accountant Fees and Services

Pursuant to General Instruction G(3) to Form 10-K, information on principal accountant fees and services is incorporated herein by reference from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2005.

PART IV

Item 15.                         Exhibits and Financial Statement Schedules

(a)  Listing of Documents

1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders’’ Equity
Consolidated Statements of Cash Flow
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

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

2.4

Acquisition Agreement and Plan of Merger, dated October 23, 2000, between Quanex Corporation, Quanex Five, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and Temroc Metals, Inc., a Minnesota corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-05725), dated November 30, 2000, and incorporated herein by reference.

2.5

First Amendment to Agreement and Plan of Merger dated November 15, 2000 between Quanex Corporation, Quanex Five, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and Temroc Metals, Inc., a Minnesota corporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-05725), dated November 30, 2000 and incorporated herein by reference.

2.6

Stock Purchase Agreement dated November 21, 2003, by and among Kirtland Capital Partners II L.P., Kirtland Capital Company II LLC, TruSeal Investments Ltd., the other stockholders of TruSeal Technologies, Inc., and Quanex Corporation; filed as Exhibit 2.6 (Reg. No. 001-05725) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 and incorporated herein by reference Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to this Stock Purchase Agreement have not been filed with this exhibit. The schedules contain various items relating to the assets of the corporation being acquired and the representations and warranties made by the parties to the agreement. The registrant agrees to furnish supplementally any omitted schedule to the SEC upon request.

2.7

Amended and Restated Asset Purchase and Sale Agreement dated December 23, 2003, by and between North Star Steel Company, MACSTEEL Monroe, Inc. (formerly Quanex Two, Inc.), and Quanex Corporation; filed as Exhibit 2.7 (Reg. No. 001-05725) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 and incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to this Amended and Restated Asset Purchase and Sale Agreement have not been filed with this exhibit. The schedules contain various items relating to the assets of the business being acquired and the representations and warranties made by the parties to the agreement. The registrant agrees to furnish supplementally any omitted schedule to the SEC upon request.

Exhibit Number	Description of Exhibits
2.8

Merger Agreement dated effective as of December 9, 2004, by and among Quanex Corporation, Quanex Four, Inc., Mikron Industries, Inc. and the Shareholders of Mikron Industries, Inc., filed as Exhibit 2.1 (Reg. No. 001-05725) of the Registrant’s Current Report on Form 8-K, dated December 14, 2004 and incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to this Merger Agreement have not been filed with this exhibit. The schedules contain various items relating to the representations and warranties made by the parties to the Merger Agreement. The Company agrees to furnish supplementally any omitted schedule or similar attachment to the SEC upon request.

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

4.2

Revolving Credit Agreement dated as of November 26, 2002, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference. Certain schedules and exhibits to this Revolving Credit Agreement have not been filed with this exhibit. The Company agrees to furnish supplementally any omitted schedule or exhibit to the SEC upon request.

4.3

First Amendment to Security Agreement, dated February 17, 2003, effective November 26, 2002, filed as Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 2003 and incorporated herein by reference.

4.4

Consent and First Amendment to Revolving Credit Agreement dated December 19, 2003, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2003. Certain schedules and exhibits to this Consent and First Amendment to Revolving Credit Agreement have not been filed with this exhibit. The Company agrees to furnish supplementally any omitted schedule or exhibit to the SEC upon request.

Exhibit Number	Description of Exhibits
4.5

Waiver and Second Amendment to Revolving Credit Agreement dated March 11, 2004, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks filed as Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 2004.

4.6

Form of Consent to Requested Extension to Revolving Credit Maturity Date under the Quanex Corporation Revolving Credit Agreement for the quarter ended April 7, 2004, filed as Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) dated April 30, 2004.

4.7

Form of Consent and Third Amendment to Revolving Credit Agreement dated April 9, 2004, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks, filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004.

4.8

Indenture dated as of May 5, 2004 between Quanex Corporation and Union Bank of California, N.A. as trustee relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004.

4.9

Registration Rights Agreement dated as of May 5, 2004 among Quanex Corporation, Credit Suisse First Boston LLC, Bear, Stearns & Co. Inc., Robert W. Baird & Co. Incorporated, and KeyBanc Capital Markets relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004.

4.10

Third Amended and Restated Rights Agreement dated as of September 15, 2004, between the Registrant and Wells Fargo Bank, N.A. as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated September 17, 2004, and incorporated herein by reference.

4.11

Form of Consent and Fourth Amendment to Revolving Credit Agreement dated November 18, 2004 by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks, filed as Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2004.

4.12

Supplemental Indenture dated as of January 25, 2005 by and between the Company and Union Bank of California, N.A., as trustee, to the indenture governing the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated January 26, 2005.

4.13

Fifth Amendment to Revolving Credit Agreement dated March 11, 2005 by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks, filed as Exhibit 4.12 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 2005.

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
†10.15

Quanex Corporation Employee Stock Option and Restricted Stock Plan, as amended, filed as Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1994, and incorporated herein by reference.

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

†10.19

Retirement Agreement dated as of September 1, 1992, between the Registrant and Carl E. Pfeiffer, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1992, and incorporated herein by reference.

†10.20

Stock Option Agreement dated as of October 1, 1992, between the Registrant and Carl E. Pfeiffer, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1992, and incorporated herein by reference.

†10.21

Deferred Compensation Agreement dated as of July 31, 1992, between the Registrant and Carl E. Pfeiffer, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1992, and incorporated herein by reference.

†10.22

Quanex Corporation Non-Employee Director Retirement Plan, filed as Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1994, and incorporated herein by reference.

†10.23

Amendment to Quanex Corporation Non-Employee Director Retirement Plan dated May 25, 1995, filed as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 2000 and incorporated herein by reference.

†10.24

Agreement to Freeze the Quanex Corporation Non-Employee Director Retirement Plan, effective December 5, 2002, filed as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2003 and incorporated herein by reference

†10.25

Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, filed as Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1996, and incorporated herein by reference.

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

†10.28

Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective February 23, 2000, filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 2000 and incorporated herein by reference.

†10.29

Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective July 1, 2000 filed as Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2000 and incorporated herein by reference.

†10.30

Amendment to the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective December 5, 2002, filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2003 and incorporated herein by reference.

†10.31

Quanex Corporation Deferred Compensation Trust filed as Exhibit 4.8 of the Registrant’s Registration Statement on Form S-3, Registration No. 333-36635, dated September 29, 1997, and incorporated herein by reference.

†10.32

Amendment to Quanex Corporation Deferred Compensation Trust, dated December 9, 1999, filed as Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.33

Quanex Corporation 1997 Non-Employee Director Stock Option Plan filed as Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1997 and incorporated herein by reference.

†10.34

Amendment to Quanex Corporation 1997 Non-Employee Director Stock Option Plan, dated December 9, 1999, filed as Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.35

Agreement to Terminate the Quanex Corporation 1997 Non-Employee Director Stock Option Plan, effective December 5, 2002, filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2003 and incorporated herein by reference.

†10.36

Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) as amended and restated, dated October 20, 1999, filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725), for the quarter ended April 30, 2001 and incorporated herein by reference

†10.37

Amendment to Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) dated December 9, 1999, filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725), for the quarter ended April 30, 2001 and incorporated herein by reference.

†10.38

Amendment to Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) effective July 1, 2000, filed as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725), for the quarter ended April 30, 2001 and incorporated herein by reference.

Exhibit Number	Description of Exhibits
†10.39

Amendment to the Quanex Corporation 1997 Key Employee Stock Option Plan effective October 25, 2001, filed as Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2001 and incorporated herein by reference.

†10.40

Quanex Corporation Long-Term Incentive Plan effective November 1, 2001, filed as Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2001 and incorporated herein by reference.

†10.41

Letter Agreement between Quanex Corporation and Raymond A. Jean, dated February 14, 2001, filed as Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q, (Reg. No. 001-05725) for the quarter ended January 31, 2002, and incorporated herein by reference.

10.42

Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Trailer Company dated May 1, 1963, filed as Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1998 and incorporated herein by reference.

10.43

Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated May 1, 1964, filed as Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1998 and incorporated herein by reference.

10.44

Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated October 1, 1965, filed as Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1998 and incorporated herein by reference.

10.45

Lease Agreement between The Industrial Development Board of the City of Decatur (Alabama) and Fruehauf Corporation dated December 1, 1978, filed as Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1998 and incorporated herein by reference.

10.46

Assignment and Assumption Agreement between Fruehauf Trailer Corporation and Decatur Aluminum Corp. (subsequently renamed Nichols Aluminum-Alabama, Inc.) dated October 9, 1998, filed as Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1998 and incorporated herein by reference.

10.47

Agreement between The Industrial Development Board of the City of Decatur and Decatur Aluminum Corp. (subsequently renamed Nichols Aluminum-Alabama, Inc.) dated September 23, 1998, filed as Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1998 and incorporated herein by reference.

10.48

Lease Agreement between Cabot Industrial Properties, L.P. and Quanex Corporation dated August 30, 2002, filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2003 and incorporated herein by reference.

10.49

Amendment and restatement of the Quanex Corporation Deferred Compensation Plan, effective July 1, 2004, filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) dated December 21, 2004, and incorporated herein by reference.

†10.50

Amendment to the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective as of August 25, 2005, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated August 31, 2005, and incorporated herein by reference.

*†10.51	Quanex Corporation 2006 Omnibus Incentive Plan, as adopted by the Company’s Board of Directors subject to stockholder approval.

*21	Subsidiaries of the Registrant.

*23	Consent of Deloitte & Touche LLP.

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit Number	Description of Exhibits
*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QUANEX CORPORATION
By:	/s/ RAYMOND A. JEAN	December 21, 2005
Raymond A. Jean Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Raymond A. Jean	Chairman of the Board, President	December 21, 2005
Raymond A. Jean	and Chief Executive Officer

/s/ Donald G. Barger, Jr.	Director	December 21, 2005
Donald G. Barger, Jr.

/s/ Vincent R. Scorsone	Director	December 21, 2005
Vincent R. Scorsone

/s/ Russell M. Flaum	Director	December 21, 2005
Russell M. Flaum

/s/ Susan F. Davis	Director	December 21, 2005
Susan F. Davis

/s/ Joseph J. Ross	Director	December 21, 2005
Joseph J. Ross

/s/ Richard L. Wellek	Director	December 21, 2005
Richard L. Wellek

/s/ Terry M. Murphy	Senior Vice President—Finance	December 21, 2005
Terry M. Murphy	Chief Financial Officer
(Principal Financial Officer)

/s/ Brent L. Korb	Vice President and Controller	December 21, 2005
Brent L. Korb	(Principal Accounting Officer)