Form 10-Q
period 2006-01-31
QUANEX CORP
filed 2006-03-03
CIK 276889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2006
Common Stock, par value $0.50 per share	25,169,482

QUANEX CORPORATION
INDEX

PART I.	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)
Consolidated Balance Sheets-January 31, 2006 and October 31, 2005
Consolidated Statements of Income–Three Months Ended January 31, 2006 and 2005
Consolidated Statements of Cash Flow–Three Months Ended January 31, 2006 and 2005
Notes to Consolidated Financial Statements

Item 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3:	Quantitative and Qualitative Disclosure about Market Risk

Item 4:	Controls and Procedures

PART II.	OTHER INFORMATION

Item 6:	Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUANEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2006	October 31, 2005
	(In thousands except share data)
ASSETS
Current assets:
Cash and equivalents	$54,762	$49,681
Accounts and notes receivable, net of allowance of $4,342 and $7,609	153,465	152,072
Inventories	149,298	133,003
Deferred income taxes	11,467	12,864
Other current assets	8,388	4,669
Current assets of discontinued operations	—	5,504
Total current assets	377,380	357,793
Property, plant and equipment, net	429,730	423,942
Goodwill	196,348	196,341
Cash surrender value insurance policies, net	24,647	24,927
Intangible assets, net	80,591	82,360
Other assets	8,290	9,002
Assets of discontinued operations	—	5,846
Total assets	$1,116,986	$1,100,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,624	$129,152
Accrued liabilities	58,550	73,616
Income taxes payable	25,122	14,465
Current maturities of long-term debt	2,440	2,459
Current liabilities of discontinued operations	—	4,208
Total current liabilities	227,736	223,900
Long-term debt	133,450	133,462
Deferred pension credits	7,410	8,158
Deferred postretirement welfare benefits	7,560	7,519
Deferred income taxes	59,104	58,836
Non-current environmental reserves	6,046	6,732
Other liabilities	2,639	2,742
Liabilities of discontinued operations	—	2,120
Total liabilities	443,945	443,469

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding none	—	—
Common stock, $0.50 par value, shares authorized 50,000,000; issued 25,547,781 and 25,465,466	12,768	12,727
Additional paid-in-capital	209,604	204,698
Retained earnings	473,357	445,670
Unearned compensation	(2,176)	(1,388)
Accumulated other comprehensive loss	(3,176)	(3,217)
	690,377	658,490
Less treasury stock, at cost, 308,588 and 0 shares	(15,588)	—
Less common stock held by Rabbi Trust, 86,886 shares	(1,748)	(1,748)
Total stockholders’ equity	673,041	656,742
Total liabilities and stockholders’ equity	$1,116,986	$1,100,211

The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended January 31,
	2006	2005
	(In thousands, except per share amounts)

Net sales	$444,569	$465,202
Cost and expenses:
Cost of sales	352,084	368,004
Selling, general and administrative expense	20,873	22,810
Depreciation and amortization	17,388	14,943
Operating income	54,224	59,445
Interest expense	(1,240)	(2,352)
Other, net	111	(1,917)
Income from continuing operations before income taxes	53,095	55,176
Income tax expense	(19,645)	(21,245)
Income from continuing operations	33,450	33,931
Income (loss) from discontinued operations, net of taxes	(425)	(5,696)
Net income	$33,025	$28,235

Basic earnings per common share:
Earnings from continuing operations	$1.33	$1.36
Income (loss) from discontinued operations	$(0.02)	$(0.23)
Basic earnings per share	$1.31	$1.13

Diluted earnings per common share:
Earnings from continuing operations	$1.27	$1.32
Income (loss) from discontinued operations	$(0.02)	$(0.22)
Diluted earnings per share	$1.25	$1.10

Weighted-average common shares outstanding:
Basic	25,244	24,984
Diluted	26,710	25,770

Cash dividends per share	$0.1550	$0.1350

The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended January 31,
	2006	2005
	(In thousands)
Operating activities:
Net income	$33,025	$28,235
Loss (income) from discontinued operations	425	5,696
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,554	15,089
Deferred income taxes	1,950	—
Deferred pension and postretirement benefits	(708)	(2,131)
Stock-based compensation	886	208
Changes in assets and liabilities net of effects from acquisitions and dispositions:
(Increase) decrease in accounts and notes receivable	(1,385)	(10,052)
(Increase) decrease in inventory	(16,279)	(17,851)
Increase (decrease) in accounts payable	12,471	(12,411)
Increase (decrease) in accrued liabilities	(15,076)	(7,860)
Increase (decrease) in income taxes payable	10,362	12,273
Other, net	(3,677)	(797)
Cash provided by (used for) operating activities from continuing operations	39,548	10,399
Cash provided by (used for) operating activities from discontinued operations	(761)	16
Cash provided by operating activities	38,787	10,415

Investing activities:
Acquisitions, net of cash acquired	—	(197,376)
Proceeds from sale of discontinued operations	5,432	11,592
Capital expenditures, net of retirements	(21,405)	(8,734)
Other, net	—	(352)
Cash used for investing activities from continuing operations	(15,973)	(194,870)
Cash used for investing activities from discontinued operations	(14)	(262)
Cash used for investing activities	(15,987)	(195,132)

Financing activities:
Bank borrowings (repayments), net	(30)	170,077
Common stock dividends paid	(3,964)	(3,473)
Issuance of common stock, net	4,217	4,438
Purchase of treasury stock	(17,906)	—
Other, net	—	166
Cash provided by (used for) financing activities from continuing operations	(17,683)	171,208
Cash used for financing activities from discontinued operations	(56)	(53)
Cash provided by (used for) financing activities	(17,739)	171,155
Effect of exchange rate changes on cash equivalents	20	10
Increase (decrease) in cash and equivalents	5,081	(13,552)

Cash and equivalents at beginning of period	49,681	41,743
Cash and equivalents at end of period	$54,762	$28,191

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,852	$2,457
Cash paid during the period for income taxes	$5,921	$3,955
Cash received during the period for income tax refunds	$—	$31

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

In January 2006, the Company sold Temroc Metals, Inc. (Temroc). In the first quarter of 2005, the Company sold its Piper Impact business and in the fourth quarter of 2004, sold its Nichols Aluminum – Golden business. Accordingly, the assets and liabilities of Temroc, Piper Impact and Nichols Aluminum – Golden are reported as discontinued operations in the Consolidated Balance Sheets presented, and their operating results are reported as discontinued operations in the Consolidated Statements of Income and Consolidated Statements of Cash Flows (see Note 14).

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and the Consolidated Financial Statements and notes thereto included in the Quanex Corporation Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended October 31, 2005.

2.             New Accounting Pronouncements

Stock–Based Compensation

On November 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) issued by the Financial Accounting Standards Board (FASB) in December 2004. SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. Prior to November 1, 2005, under the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations in accounting for its stock option plans. Accordingly, prior to fiscal 2006, the Company recognized zero stock-based compensation expense in its income statement for non-qualified stock options, as the exercise price was equal to the market price of the Company’s stock on the date of grant. However, the Company did recognize stock-based compensation expense for its restricted stock plans as discussed in Note 15, Restricted Stock and Stock Option Plans, of the Notes to the Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended October 31, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company elected the modified prospective transition method as permitted by the adoption of SFAS 123R. Under this transition method, stock-based compensation expense beginning as of November 1, 2005 includes (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the original proforma provisions of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to October 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the income statement beginning November 1, 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, when necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s proforma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

As a result of adopting SFAS 123R on November 1, 2005, the Company’s operating income and income from continuing operation before income taxes decreased $0.8 million and net income decreased $0.5 million for the three months ended January 31, 2006. Basic and diluted earnings per share for the three months ended January 31, 2006, decreased $0.02 per share as a result of the adoption of SFAS 123R. Total stock-based compensation expense recognized under SFAS 123R for the three months ended January 31, 2006 was $0.9 million and consisted of stock-based compensation expense related to employee stock options and restricted stock plans. Stock-based compensation expense of $0.2 million for the three months ended January 31, 2005 was related to restricted stock plans which the Company had been recognizing under previous accounting standards. In accordance with SFAS 123R, the consolidated statements of cash flows report the excess tax benefits from the stock-based compensation as financing cash inflows. For the three months ended January 31, 2006, $1.4 million of excess tax benefits were reported as financing cash inflows.

Under SFAS 123R, the Company continues to use the Black-Scholes option-pricing model to estimate the fair value of its stock options. However, the Company has applied the expanded guidance under SFAS 123R and SAB 107 for the development of the assumptions used as inputs for the Black-Scholes option pricing model for grants beginning November 1, 2005. The Company’s fair value determination of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123R-3). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company has until November 2006 to make a one-time election to adopt the transition method described in FSP 123R-3. The Company is currently evaluating FSP 123R-3; however, the one-time election is not expected to affect operating income or net income.

See Note 11 for additional stock-based compensation disclosures.

Other

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 (the Company’s fiscal 2007) and requires retrospective application to prior period financial statements of voluntary changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The consolidated financial position, results of operations or cash flows will only be impacted by SFAS 154 if the Company implements a voluntary change in accounting principle or corrects accounting errors in future periods.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) which is effective no later than the end of fiscal years ending after December 15, 2005 (as of October 31, 2006 for the Company) and is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. The Company does not expect the adoption of FIN 47 to have a material impact on the consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153), as part of its short-term international convergence project with the International Accounting Standards Board (IASB). Under SFAS 153, nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 is effective for the Company for nonmonetary asset exchanges beginning November 1, 2005. The adoption of SFAS 153 did not have a material impact on the consolidated financial position, results of operations or cash flows.

In October 2004, the President signed into law the American Jobs Creation Act (the AJC Act). The AJC Act allows for a federal income tax deduction for a percentage of income earned from certain domestic production activities. The Company’s U.S. production activities will qualify for the deduction. Based on the effective date of this provision of the AJC Act, the Company will be eligible for this deduction beginning in fiscal 2006. Additionally, in December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1, which was effective upon issuance, requires the Company to treat the tax deduction as a special deduction instead of a change in tax rate that would have impacted the existing deferred tax balances. The Company has estimated that this special deduction will reduce the Company’s effective tax rate in fiscal 2006 by approximately 1%.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151), which adopts wording from the IASB’s International Accounting Standard, “Inventories,” in an effort to improve the comparability of cross-border financial reporting. The new standard indicates that abnormal freight, handling costs and wasted materials are required to be treated as current period charges rather than as a portion of inventory costs. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. SFAS 151 is effective for the Company for inventory costs incurred beginning as of November 1, 2005. The adoption of SFAS 151 did not have a material impact on the consolidated financial position, results of operations or cash flows.

3.             Acquired Intangible Assets

Intangible assets consist of the following (in thousands):

	As of January 31, 2006		As of October 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$313	$260	$313	$247
Patents	25,877	5,016	25,877	4,149
Trademarks and trade names	37,930	2,436	37,930	2,013
Customer relationships	23,691	2,283	23,691	1,893
Other intangibles	1,201	626	1,201	550
Total	$89,012	$10,621	$89,012	$8,852

Unamortized intangible assets:
Trade name	$2,200		$2,200

The aggregate amortization expense for the three month period ended January 31, 2006 was $1.8 million.  The aggregate amortization expense for the three month period ended January 31, 2005 was $0.6 million. Estimated amortization expense for the next five years, based upon the amortization of preexisting intangibles follows (in thousands):

Fiscal Years Ending October 31,	Estimated Amortization

2006 (remaining nine months)	$5,307
2007	7,033
2008	5,757
2009	3,874
2010	$3,792

4.             Inventories

Inventories consist of the following:

	January 31, 2006	October 31, 2005
	(In thousands)
Raw materials	$33,318	$32,696
Finished goods and work in process	101,195	86,077
	134,513	118,773
Supplies and other	14,785	14,230
	$149,298	$133,003

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	January 31, 2006	October 31, 2005
	(In thousands)
LIFO	$68,316	$62,820
FIFO	80,982	70,183
Total	$149,298	$133,003

For purposes of valuing LIFO inventories, a projection of the year-end LIFO reserve is calculated each quarter. Based on this projection, the Company records an estimate of the LIFO change during the year. At the end of the fiscal year, the actual LIFO inventory change is calculated and recorded. With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $34.3 million as of January 31, 2006 and October 31, 2005.

5.                                      Earnings Per Share

The computational components of basic and diluted earnings per share from continuing operations are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended January 31, 2006			For the Three Months Ended January 31, 2005
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount

Basic earnings per share	$33,450	25,244	$1.33	$33,931	24,984	$1.36
Effect of dilutive securities
Common stock equivalents arising from settlement of contingent convertible debentures	492	1,029			326
Common stock equivalents arising from stock options		316			362
Restricted stock		34			11
Common stock held by rabbi trust		87			87

Diluted earnings per share	$33,942	26,710	$1.27	$33,931	25,770	$1.32

The computation of diluted earnings per share excludes outstanding options in periods where inclusion of such options would be anti-dilutive in the periods presented. Options to purchase 0.2 million shares of common stock were outstanding as of January 31, 2006 but were not included in the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common stock during the quarter.

On January 26, 2005, the Company announced that it had irrevocably elected to settle the principal amount of its 2.50% Convertible Senior Debentures due 2034 (the “Debentures”) in cash when they become convertible and are surrendered by the holders thereof. The Company retains its option to satisfy any excess conversion obligation (stock price in excess of conversion price) with either shares, cash or a combination of shares and cash. As a result of the Company’s election, diluted earnings per share include only the amount of shares it would take to satisfy the excess conversion obligation, assuming that all of the Debentures were surrendered. For calculation purposes, the average closing price of the Company’s common stock for each of the periods presented is used as the basis for determining dilution.

6.             Comprehensive Income

Comprehensive income is comprised of net income and all other non-owner changes in equity, including realized and unrealized gains and losses on derivatives, minimum pension liability adjustments and foreign currency translation adjustments. Comprehensive income for the three months ended January 31, 2006 and 2005 was as follows:

	Three Months Ended January 31,
	2006	2005
	(In thousands)

Comprehensive income:
Net income	$33,025	$28,235
Foreign currency translation adjustment	41	(15)

Total comprehensive income, net of taxes	$33,066	$28,220

7.                                      Long-term Debt

Long-term debt consists of the following:

	January 31, 2006	October 31, 2005
	(In thousands)
“Bank Agreement” Revolver	$—	$—
2.50% Convertible Senior Debentures due 2034	125,000	125,000
City of Richmond, Kentucky Industrial Building Revenue Bonds	7,175	7,175
City of Huntington, Indiana Economic Development Revenue Bonds principle due 2010	1,665	1,665
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	1,800	1,800
Capital lease obligations and other	250	281
	$135,890	$135,921
Less maturities due within one year included in current liabilities	2,440	2,459
	$133,450	$133,462

Approximately 93% of the total debt had a fixed interest rate at January 31, 2006 and October 31, 2005. See Interest Rate Risk section in Item 3 Quantitative and Qualitative Disclosure About Market Risk of this Form 10-Q for additional discussion.

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

The Bank Agreement requires maintenance of certain financial ratios and maintenance of a minimum consolidated tangible net worth. As of January 31, 2006, the Company was in compliance with all current Bank Agreement covenants. The Company had no borrowings under the Bank Agreement as of January 31, 2006 and October 31, 2005. The aggregate availability under the Bank Agreement was $293.8 million at January 31, 2006, which is net of $16.2 million of outstanding letters of credit.

Convertible Senior Debentures

On May 5, 2004, the Company issued $125.0 million of the Convertible Senior Debentures (the Debentures) in a private placement offering.  The Debentures were subsequently registered in October 2004 pursuant to the registration rights agreement entered into in connection with the offering. The net proceeds from the offering, totaling approximately $122.0 million, were used to repay a portion of the amounts outstanding under the Bank Agreement. The Debentures are general unsecured senior obligations, ranking equally in right of payment with all existing and future unsecured senior indebtedness, and senior in right of payment to any existing and future subordinated indebtedness. The Debentures are effectively subordinated to all senior secured indebtedness and all indebtedness and liabilities of subsidiaries, including trade creditors. The Debentures are convertible into shares of Quanex common stock, upon the occurrence of certain events, at an adjusted conversion rate of 26.1113 shares of common stock per $1,000 principal amount of notes. This conversion rate is equivalent to an adjusted conversion price of $38.2976 per share of common stock, subject to adjustment in some events such as a common stock dividend or an increase in the cash dividend. Adjustments to the conversion rate are made when the cumulative adjustments exceed 1% of the conversion rate. The three-for-two stock split in the form of a stock dividend authorized by the Board of Directors on February 23, 2006 will most likely result in a reduction in the conversion price and an increase in the conversion rate beginning in the second quarter of fiscal 2006. See Note 15 for further discussion of the stock split in the form of a stock dividend.

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

On January 26, 2005, the Company announced that it had irrevocably elected to settle the principal amount of its Debentures in cash when they become convertible and are surrendered by the holders thereof. The Company retains its option to satisfy any excess conversion obligation (stock price in excess of conversion price) with either shares, cash or a combination of shares and cash.

Effective May 1, 2005, the Debentures became convertible and continue to be convertible through the quarter ending April 30, 2006. For each quarter in this period, the convertibility was triggered when the closing price of the Company’s common stock exceeded the contingent conversion threshold price of approximately $45.96 for at least 20 of the last 30 trading days of the previous fiscal quarter.

8.             Pension Plans and Other Postretirement Benefits

The components of net pension and other postretirement benefit cost are as follows:

	Three Months Ended January 31,
	2006	2005
	(In thousands)

Pension Benefits:
Service cost	$1,170	$856
Interest cost	960	858
Expected return on plan assets	(967)	(718)
Amortization of unrecognized transition asset	(13)	(33)
Amortization of unrecognized prior service cost	53	57
Amortization of unrecognized net loss	249	199
Net periodic pension cost	$1,452	$1,219

	Three Months Ended January 31,
	2006	2005
	(In thousands)

Postretirement Benefits:
Service cost	$26	$36
Interest cost	135	150
Net amortization and deferral	(18)	(56)
Net periodic postretirement benefit cost	$143	$130

During the three months ended January 31, 2006, the Company has made no contributions to its defined benefit plans. The Company estimates that it will contribute a total of $4.2 million to its defined benefit plans during fiscal 2006.

9.                                      Industry Segment Information

Quanex manages the Company as a market focused enterprise which utilizes its resources for two core markets where its products are sold:  the Vehicular Products segment and the Building Products segment. These markets are driven by distinct economic indicators; domestic light vehicle builds and heavy duty truck builds primarily drive the Vehicular Products segment while housing starts and remodeling expenditures primarily drive the Building Products segment. The Vehicular Products segment includes engineered steel bar manufacturing, steel bar and tube heat-treating services, and steel bar and tube corrosion and wear resistant finishing services. The Building Products segment produces mill finished and coated aluminum sheet and various engineered products for the building products markets. Corporate and other includes corporate office charges and assets, intersegment eliminations and consolidated LIFO inventory adjustments.

	Three Months Ended January 31,
	2006	2005
	(In thousands)
Net Sales
Vehicular products	$218,773	$269,590
Building products(1)	225,796	195,612
Consolidated	$444,569	$465,202

Operating Income (Loss)
Vehicular products	$33,249	$44,552
Building products(1)	26,707	22,141
Corporate & other	(5,732)	(7,248)
Consolidated	$54,224	$59,445

	January 31, 2006	October 31, 2005
	(In thousands)
Identifiable Assets
Vehicular products	$437,333	$425,536
Building products(1)	626,714	618,112
Corporate & other	52,939	45,213
Discontinued operations(2)		11,350
Consolidated	$1,116,986	$1,100,211

Goodwill
Vehicular products	$—	$
Building products(1)	196,348	196,341
Consolidated	$196,348	$196,341

(1)                    Fiscal 2005 includes Mikron as of December 9, 2004.

(2)                    Temroc and Piper Impact are included in discontinued operations for all periods presented.

10.          Stock Repurchase Program and Treasury Stock

On August 26, 2004, the Company’s Board of Directors approved an increase in the number of authorized shares in the Company’s existing stock buyback program, up to 1.5 million shares. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company uses a moving average method on the subsequent reissuance of shares, and any resulting proceeds in excess of cost are credited to additional paid in capital while any deficiency is charged to retained earnings. The Company purchased 354,500 treasury shares for $17.9 million during the three months ended January 31, 2006. As of January 31, 2006, the number of shares in treasury was reduced to 308,588 due to stock option exercises. There were no treasury shares purchased during fiscal 2005.

11.          Stock-Based Compensation

In the first quarter of fiscal 2006, the Company adopted SFAS 123R which required the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements beginning as of November 1, 2005. See Note 2 for impact of the adoption.

The Company has restricted stock and stock option plans which provide for the granting of common shares or stock options to key employees and non-employee directors. Stock-based compensation expense recognized under SFAS 123R for the three months ended January 31, 2006 was $0.9 million and consisted of stock-based compensation expense related to employee stock options and restricted stock plans. Stock-based compensation expense of $0.2 million for the three months ended January 31, 2005 was related to restricted stock plans which the Company had been recognizing under previous accounting standards. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $0.3 million and $0.1 million for the three months ended January 31, 2006 and 2005, respectively. The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the three months ended January 31, 2006 and 2005.

Cash received from option exercises for the three months ended January 31, 2006 and 2005 was $3.0 million and $2.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises and lapses on restricted stock totaled $1.4 million for the three months ended January 31, 2006 and 2005. The Company generally issues shares from treasury, if available, to satisfy stock option exercises. If there are no shares in treasury, the Company issues additional shares of common stock.

Restricted Stock Plans

Under the Company’s restricted stock plans, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, unearned compensation equal to the market value at the date of grant is charged to stockholders’ equity and subsequently amortized to expense over the restricted period. There were 8,590 and 39,975 restricted shares granted (net of forfeitures) to certain officers and key employees during the three months ended January 31, 2006 and 2005, respectively. The amount charged to compensation expense during the three months ended January 31, 2006 and 2005 was $0.1 million and $0.2 million, respectively, relating to amortization (net of forfeitures) of restricted stock granted in fiscal 2006 and prior years. Total unrecognized compensation cost related to unamortized restricted stock awards was $2.2 million as of January 31, 2006. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Valuation of Stock Options under SFAS 123R

Under SFAS 123R, the Company continues to use the Black-Scholes option-pricing model to estimate the fair value of its stock options. However, the Company has applied the expanded guidance under SFAS 123R and SAB 107 for the development of its assumptions used as inputs for the Black-Scholes option pricing model for grants beginning November 1, 2005. Expected volatility is determined using historical volatilities based on historical stock prices for a period that matches the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the option’s vesting and contractual expiration dates. The expected term assumption is developed by using historical exercise data adjusted as appropriate for future expectations. Separate groups of employees that have similar historical exercise behavior are considered separately. Accordingly, the expected term range given below results from certain groups of employees exhibiting different behavior. The risk-free rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The fair value of each option was estimated on the date of grant. The following is a summary of valuation assumptions for grants during the three months ended January 31, 2006 and 2005:

	Grants During The Three Months Ended January 31,
Valuation assumptions	2006 (SFAS 123R)	2005 (SFAS 123)
Weighted-average expected volatility	35.00%	35.38%
Expected term (in years)	4.8-5.2	5.0
Risk-free interest rate	4.40%	3.49%
Expected dividend yield over expected term	2.00%	1.53%

Proforma Effect Prior to the Adoption of SFAS 123R

The following table presents the proforma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation prior to the adoption of SFAS 123R during the three month period ending January 31, 2005 (in thousands except per share amounts).

Three Months Ended January 31, 2005

Net income, as reported	$28,235
Add: Restricted stock amortization, net of forfeitures included in reported net income, net of tax	128
Deduct: Total stock-based employee compensation (restricted stock amortization and stock option expense determined under SFAS 123 fair value based method), net of related tax effects	(612)
Pro forma net income	$27,751

Earnings per common share:
Basic as reported	$1.13
Basic pro forma	$1.11
Diluted as reported	$1.10
Diluted pro forma	$1.08

Disclosures for the three months ended January 31, 2006 are not presented as the amounts are recognized in the consolidated financial statements.

Key Employee and Non-Employee Director Stock Option Plans

Under the Company’s option plans, options are granted at prices determined by the Board of Directors which may not be less than the fair market value of the shares at the time the options are granted. Unless otherwise provided by the Board of Directors at the time of grant, options become exercisable in one-third increments maturing cumulatively on each of the first through third anniversaries of the date of grant and must be exercised no later than ten years from the date of grant. The Company’s 1996 Employee Plan (the 1996 Plan) and 1997 Key Employee Plan (the 1997 Plan) provide for the granting of options to employees and non-employee directors of up to an aggregate of 4,425,000 common shares. There were 1,329,541 shares available for granting of options at October 31, 2005. The 1996 Plan expired as of December 31, 2005, and the 1997 Plan was terminated effective December 31, 2005.

A summary of stock option activity under the 1996 Plan and the 1997 Plan during the three months ended January 31, 2006 is presented below:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000’s)

Outstanding at October 31, 2005	969,181	$28.57
Granted	153,500	61.42
Exercised	(119,638)	23.32
Cancelled	(8,203)	31.22
Expired	—	—
Outstanding at January 31, 2006	994,840	$34.25	7.5	$27,718

Exercisable at January 31, 2006	532,538	$25.66	6.7	$19,411

The weighted-average grant-date fair value of options granted during the three months ended January 31, 2006 and 2005 was $19.29 and $12.56, respectively. The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended January 31, 2006 and 2005 was $3.9 million and $3.6 million, respectively.

A summary of the nonvested stock option shares under the 1996 Plan and the 1997 Plan during the three months ended January 31, 2006 is presented below:

	Shares	Weighted- Average Grant- Date Fair Value Per Share

Nonvested at October 31, 2005	609,701	$11.31
Granted	153,500	19.29
Vested	(293,723)	11.06
Forfeited	(7,176)	11.63
Nonvested at January 31, 2006	462,302	$14.11

Total unrecognized compensation cost related to stock options granted under these plans was $5.2 million as of January 31, 2006. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the three months ended January 31, 2006 and 2005 was $3.2 million and $2.1 million, respectively.

Non-Employee Director Plans

The Company has various non-employee Director Plans, which are described below:

1989 Non-Employee Directors Plan

The Company’s 1989 Non-Employee Directors Stock Option Plan provides for the granting of stock options to non-employee Directors to purchase up to an aggregate of 315,000 shares of common stock. Options become exercisable at any time commencing six months after the grant and must be exercised no later than 10 years from the date of grant. No option may be granted under the plan after December 5, 1999. There were no shares available for granting of options at January 31, 2006 or October 31, 2005.

A summary of stock option activity under this plan during the three months ended January 31, 2006 is presented below:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000’s)

Outstanding at October 31, 2005	32,500	$16.87
Granted	—	—
Exercised	—	—
Cancelled/Expired	—	—
Outstanding at January 31, 2006	32,500	$16.87	2.0	$1,470

Exercisable at January 31, 2006	32,500	$16.87	2.0	$1,470

The total intrinsic value of options exercised during the three months ended January 31, 2005 was $0.3 million. No options were exercised during the three months ended January 31, 2006.

All stock option shares under this plan were vested as of the beginning of the reporting period. Accordingly, there is no unrecognized compensation cost related to stock options granted under this plan.

1997 Non-Employee Directors Plan

The Company’s 1997 Non-Employee Director Stock Option Plan provided for the granting of stock options to non-employee Directors to purchase up to an aggregate of 600,000 shares of common stock. Options granted under this plan generally became exercisable immediately or become exercisable in one-third increments maturing cumulatively on each of the first through third anniversaries of the date of grant. Options generally must be exercised no later than 10 years from the date of grant. On December 5, 2002, the Company elected to terminate future grants of options under this plan. There were no shares available for granting of options at January 31, 2006 and October 31, 2005.

A summary of stock option activity under this plan during the three months ended January 31, 2006 is presented below:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000’s)

Outstanding at October 31, 2005	49,500	$19.51
Granted	—	—
Exercised	—	—
Cancelled/Expired	—	—
Outstanding at January 31, 2006	49,500	$19.51	5.8	$2,109

Exercisable at January 31, 2006	49,500	$19.51	5.8	$2,109

The total intrinsic value of options exercised during the three months ended January 31, 2005 was $0.2 million. No options were exercised during the three months ended January 31, 2006.

All stock options under this plan were vested as of October 31, 2005. Accordingly, there is no unrecognized compensation cost related to stock options granted under this plan. The total fair value of shares vested during the three months ended January 31, 2005 was zero as no shares vested during the period.

2006 Omnibus Incentive Plan

At the Company’s annual meeting in February 2006, the Company’s stockholders approved the Quanex Corporation 2006 Omnibus Incentive Plan (the 2006 Plan). The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance unit awards, annual incentive awards, other stock-based awards and cash-based awards. Any officer, key employee and / or non-employee Director of the Company or any of its affiliates is eligible for awards under the 2006 Plan.

12.          Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences, and tax credits. It also includes the effect of any valuation allowance expected to be necessary during the year. The Company’s estimated annual effective tax rate decreased to 37.0% in fiscal 2006 primarily due to the domestic manufacturing income deduction allowed by the passage of the AJC Act. The Company became eligible for this special deduction beginning fiscal 2006 and has estimated that this special deduction will reduce the Company’s effective tax rate in fiscal 2006 by approximately 1%.

The Company’s tax returns are not currently under audit. The Company has a case in Tax Court regarding the disallowance of a capital loss realized in 1997 and 1998. During fiscal 2004, the Company made a tax payment of $10.0 million related to the case to stop the running of the interest outstanding. Adequate provision has been made for this contingency and the Company believes the outcome of the case will not have a material adverse impact on its financial position or results of operations. See Note 13 for further explanation.

13.                               Contingencies

Environmental

Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, Quanex must make capital and other expenditures on an ongoing basis. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals.  In accruing for environmental remediation liabilities, costs of future expenditures are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable.  When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of parties participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections. The cost of environmental matters has not had a material adverse effect on Quanex’s operations or financial condition in the past, and management is not aware of any existing conditions that it currently believes are likely to have a material adverse effect on Quanex’s operations, financial condition or cash flows.

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

Total remediation reserves, at January 31, 2006, for Quanex’s current plants, former operating locations, and disposal facilities were approximately $8.1 million, which is within $0.8 million of the reserve at October 31, 2005. Of the current remediation reserve, approximately $1.8 million represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. On the balance sheet, $6.1 million of the remediation reserve is included in non-current liabilities with the remainder in accrued liabilities (current).

Approximately 55% of the total remediation reserve is currently allocated to cleanup work related to Piper Impact. During the first quarter of 2005, the Company sold the operating assets of the Piper Impact business, including its only active plant on Barkley Drive in New Albany, Mississippi. In the fourth fiscal quarter of 2005, the Company sold the location on Highway 15 in New Albany where Piper Impact previously had operated a plant (the Highway 15 location), but as part of the sale retained environmental liability for pre-closing contamination there. At present, the largest component of the Piper Impact remediation reserve is for remediation of soil and groundwater contamination from prior operators of the Highway 15 location. The Company voluntarily implemented a state-approved remedial action plan there that includes natural attenuation together with a groundwater collection and treatment system. The Company continues to monitor conditions at the site and to evaluate performance of that remedy.

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

For fiscal 2006, the Company estimates expenses at its facilities will be approximately $3.4 million for continuing environmental compliance. In addition, the Company estimates that capital expenditures for environmental compliance in fiscal 2006 will be approximately $0.2 million, which includes amounts for upgrades related to the coating systems emission compliance standards at two of its Nichols Aluminum facilities. Future expenditures relating to environmental matters will necessarily depend upon the application to Quanex and its facilities of future regulations and government decisions. Quanex will continue to have expenditures in connection with environmental matters beyond fiscal 2006, but it is not possible at this time to reasonably estimate the amount of those expenditures except as discussed above. Based upon its analysis and experience to date, Quanex does not believe that its compliance with the Clean Air Act or other environmental requirements will have a material adverse effect on its operations or financial condition.

Tax Liability

As reported in the annual report on Form 10-K for the year ended October 31, 2005, the Company is currently involved in a case in Tax Court regarding the disallowance of a capital loss realized in 1997 and 1998. During 2004, the Company made a tax payment of $10.0 million related to the case to curtail the accumulation of interest on the disputed amounts. The Company has reserves for income tax contingencies primarily associated with this case as of January 31, 2006 and October 31, 2005 of $12.7 million and $12.3 million, respectively. Adequate provision for such payment had been made in prior years and the Company believes the outcome of the case will not have a material impact on its financial position or results of operations.

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

14.                               Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” the results of operations, financial position and cash flows of Temroc, Piper Impact and Nichols Aluminum-Golden have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented. Temroc was sold on January 27, 2006, while Nichols Aluminum-Golden was sold on September 30, 2004 and Piper Impact was sold on January 25, 2005.

Comparative balance sheets of the discontinued operations were as follows:

	January 31, 2006	October 31, 2005
	(In thousands)
Current assets:
Accounts and notes receivable, net	$—	$3,408
Inventories	—	2,078
Income tax receivable	—	—
Other current assets	—	18
Total current assets	—	5,504
Property, plant and equipment, net	—	5,247
Other assets	—	599
Total assets	$—	$11,350

Current liabilities:
Accounts payable	$—	$2,591
Accrued liabilities	—	750
Other current liabilities	—	867
Total current liabilities	—	4,208
Other liabilities	—	2,120
Total liabilities	$—	$6,328

Operating results of the discontinued operations were as follows:

	Three Months Ended January 31,
	2006	2005
	(In thousands)
Net sales	$5,230	$9,084

Income (loss) from discontinued operations	(184)	(2,186)
Gain (loss) on sale of discontinued operations	(311)	(6,358)
Income tax benefit (expense)	70	2,848
Income (loss) from discontinued operations, net of taxes	$(425)	$(5,696)

Net sales and loss from discontinued operations declined in first quarter 2006 compared to first quarter 2005 primarily due to the sale of Piper Impact in January 2005. First quarter 2006 net sales and loss from discontinued operations represent the Temroc operations only. The loss on sale of discontinued operations during the first quarter 2006 represents the loss on Temroc while the loss on sale of discontinued operations during the first quarter 2005 primarily relates to the sale of Piper Impact. The first quarter 2005 income tax benefit relates primarily to Piper Impact.

The sale of Temroc resulted in the disposition of the $0.4 million remaining Temroc goodwill. As Temroc was sold at the end of the first quarter, the working capital-based purchase price adjustment is pending and is expected to be settled later in fiscal 2006.

15.                               Subsequent Events

On February 23, 2006, the Board of Directors of the Company authorized an annual dividend increase of $0.10 per common share outstanding, increasing the annual dividend from $0.62 to $0.72. In a separate action, the Board of Directors declared a three-for-two stock split in the form of a stock dividend. Both the cash dividend and stock split are effective to shareholders of record on March 15, 2006, and are payable on March 31, 2006. The increase in the annual cash divided to $0.72 per share is prior to giving effect of the three-for-two stock split.

Except for the table below, all references in the accompanying consolidated financial statements to weighted-average numbers of shares outstanding, per share amounts, stock repurchase program, treasury stock, and restricted stock and stock option plans share data are presented without taking into account the impact of such three-for-two stock split. The following table presents the proforma effect of such stock split on earnings per share (in thousands except per share amounts).

	Proforma Three Months Ended January 31,
	2006	2005

Basic earnings per common share:
Earnings from continuing operations	$0.88	$0.91
Income (loss) from discontinued operations	(0.01)	(0.16)
Basic earnings per share	$0.87	$0.75

Diluted earning per common share:
Earnings from continuing operations	$0.85	$0.88
Income (loss) from discontinued operations	(0.01)	(0.15)
Diluted earnings per share	$0.84	$0.73

Weighted-average common shares outstanding:
Basic	37,866	37,476
Diluted	40,065	38,655

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

The discussion and analysis of Quanex Corporation and its subsidiaries’ (the “Company’s”) financial condition and results of operations should be read in conjunction with the January 31, 2006 and October 31, 2005 Consolidated Financial Statements of the Company and the accompanying notes.

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

Factors exist that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements. Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, the rate of change in prices for steel and aluminum scrap, availability of steel and aluminum scrap, energy costs, interest rates, construction delays, market conditions, particularly in the vehicular, home building and remodeling markets, any material changes in purchases by the Company’s principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company’s successful implementation of its internal operating plans and acquisition strategies, successful integration of recent acquisitions, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved. All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

Consolidated Results of Operations

Summary Information

	Three Months Ended January 31,
	2006	2005(1)	Change	%
	(Dollars in millions)

Net sales	$444.6	$465.2	$(20.6)	(4.4)%
Cost of sales	352.1	368.0	(15.9)	(4.3)
Selling, general and administrative	20.9	22.8	(1.9)	(8.3)
Depreciation and amortization	17.4	15.0	2.4	16.0
Operating income	54.2	59.4	(5.2)	(8.8)
Operating income margin	12.2%	12.8%	(0.6)%
Interest expense	(1.2)	(2.4)	1.2	50.0
Other, net	0.1	(1.9)	2.0	105.3
Income tax expense	(19.6)	(21.2)	1.6	7.5
Income from continuing operations	$33.4	$33.9	$(0.5)	(1.5)%

(1)          Fiscal 2005 includes Mikron’s results beginning December 9, 2004.

 Overview

Net sales and operating income for the three months ended January 31, 2006, were 4.4% and 8.8%, lower than the same period last year, respectively. Improved non-operating items resulted in income from continuing operations being slightly under the previous year’s level. In general, the first quarter of 2006 lagged the same period of last year due to a drop in volume versus a 2005 pace that is best characterized as a period of “allocation.”  While volumes declined versus the comparison quarter, spreads increased either through a reduction in raw material prices greater than average selling prices at some operations or average selling prices increasing more than raw material prices at others.

Business Segments

Quanex has two market-focused segments:  Vehicular Products and Building Products. The Vehicular Products segment produces engineered steel bars for the light vehicle, heavy duty truck, and off-road and construction equipment. The Vehicular Products segment’s primary market drivers are North American light vehicle builds and, to a lesser extent, heavy duty truck builds. The Building Products segment produces engineered products and components serving the window and door industry, and mill finished and coated aluminum sheet serving the broader building products markets. The main market drivers of this segment are residential housing starts and remodeling expenditures.

Three Months Ended January 31, 2006 Compared to Three Months Ended January 31, 2005

Vehicular Products

	Three Months Ended January 31,
	2006	2005	Change	%
	(Dollars in millions)

Net sales	$218.8	$269.6	$(50.8)	(18.8)%
Cost of sales	173.3	211.1	(37.8)	(17.9)
Selling, general and administrative	4.1	5.6	(1.5)	(26.8)
Depreciation and amortization	8.2	8.3	(0.1)	(1.2)
Operating income	$33.2	$44.6	$(11.4)	(25.6)%
Operating income margin	15.2%	16.5%	(1.3)%

Segment demand was off compared to the allocation environment experienced in the first quarter of last year, and consequently, steel bar tons shipped were down approximately 12%. Customer inventories are at relatively normalized levels following very heavy buying this time last year, and light vehicle builds in the fiscal first quarter were up 3% from the same period last year. Lower material costs and a favorable product mix resulted in slightly higher spread per ton in the segment. The order backlog continues to improve.

Net sales for the first quarter of 2006 were lower than the first quarter of 2005 as a result of a 12.5% decrease in volume, coupled with a 7.3% decrease in average selling prices. The decrease in volume is due to the fact that the first quarter of 2005 was an exceptionally strong period with customers on allocation. The 2006 pricing contracts were completed during the first quarter. While base prices were slightly higher in the first quarter of 2006 compared to the same period of 2005, the quarterly scrap surcharges are lower, which resulted in lower overall average selling prices.

Operating income for the first three months of 2006 decreased 25.6% over the same period last year due primarily to the volume decline. Spread per ton was higher in the first quarter of 2006 compared to the same period last year from lower material costs and favorable product mix. The impact of the lower volume could not be offset by the spread gain and a slight decrease in selling, general and administrative costs and depreciation expense.

The decrease in the operating income margin for the three month period ending January 31, 2006 is a result of lower volumes when compared to the same period last year.

Building Products

	Three Months Ended January 31,
	2006	2005(1)	Change	%
	(Dollars in millions)

Net sales	$225.8	$195.6	$30.2	15.4%
Cost of sales	178.8	156.7	22.1	14.1
Selling, general and administrative	11.2	10.2	1.0	9.8
Depreciation and amortization	9.1	6.6	2.5	37.9
Operating income	$26.7	$22.1	$4.6	20.8%
Operating income margin	11.8%	11.3%	0.5%

(1)          Fiscal 2005 includes Mikron’s results beginning December 9, 2004.

Overall housing and remodeling activity was seasonally strong during the quarter, in part, due to mild weather conditions across the Midwest and Northeast. Annualized housing starts held firm at the 2 million mark. Customer orders for window and door products remained steady throughout the quarter and exceeded expectations. The aluminum sheet business experienced an 18.7% drop in volume during the quarter associated with customer destocking along with a sharp rise in the London Metal Exchange (LME) which caused buyers to delay ordering in hopes of a correction; however, pounds shipped in January 2006 rebounded to within 8% of last year, and customer backlog continues to improve.

The net sales increase for the three months ended January 31, 2006 is attributable to the addition of Mikron in the middle of the first quarter of last year. The increase for the first quarter of 2006 is comprised of a 19.8% increase in the segment’s sales attributable to Mikron partially offset by a 13.1% decrease of aluminum sheet net sales. Aluminum sheet volumes were lower in the first quarter of 2006 by 18.7%, but spread increased compared to the year ago quarter, the result of higher selling prices, relatively lower scrap costs and a better mix of value-added products.

The increase in operating income for the first three months of fiscal 2006 compared to the same period of 2005 is primarily a result of the acquisition of Mikron. Included in the first quarter of 2006 is a $2.0 million gain on the sale of Owens Corning receivables for which the Company had been carrying a reserve for several years. The other operations combined were relatively flat, mainly a function of improved spread offset by lower volume.

During 2006, the average selling price of aluminum sheet has increased more than the cost of aluminum scrap. This, coupled with the segment’s continued focus on efficient manufacturing and more value-added sales, resulted in the operating income margin increase.

Corporate and Other

	Three Months Ended January 31,
	2006	2005	Change	%
	(Dollars in millions)

Cost of sales	$0.0	$0.2	$(0.2)	(100.0)%
Selling, general and administrative	5.6	7.0	(1.4)	(20.0)
Depreciation and amortization	0.1	0.1		—
Operating loss	$(5.7)	$(7.3)	$(1.6)	(21.9)%

Corporate and other operating expenses, which are not in the two operating segments mentioned above, include the consolidated LIFO inventory adjustments (calculated on a combined pool basis), corporate office expenses and inter-segment eliminations. The primary cause for the decrease in corporate office expense in the three month period ending January 31, 2006 was higher costs in the first quarter of last year associated with the Company’s implementation of Sarbanes-Oxley Section 404.

Interest expense for the three months ended January 31, 2006 decreased $1.2 million from the same period a year ago as a result of the decrease in the average debt outstanding for the comparative periods. During the first quarter of fiscal 2005, the Company borrowed approximately $190 million on its Revolving Credit Agreement to fund the December 2004 acquisition of Mikron. During the first quarter of fiscal 2006, the Company had no amounts outstanding under the Revolving Credit Agreement.

Other, net for the three months ended January 31, 2006 was income of $0.1 million compared to an expense of $1.9 million in the first quarter of 2005. The decline of $2.0 million of expense for the three month period is primarily related to the change in the market value of the Company’s Deferred Compensation Plan. Each quarter, the Company values its liability for the Deferred Compensation Plan based upon the value of the underlying investment units, primarily Quanex common stock. For the three months ended January 31, 2006, the market value of the Deferred Compensation Plan increased $0.8 million, due to deferrals and an 7.3% increase in the Company’s common stock price from October 31, 2005, to January 31, 2006. As a comparison, the Company’s common stock price increased 56.0% for the same period the previous year, thus highlighting the primary reason for the higher expense in fiscal 2005.

The Company’s effective tax rate declined to 37.0% for the three months ended January 31, 2006 compared to 38.5% during the three months ended January 31, 2005. The lower effective rate in the first quarter 2006 resulted from the domestic manufacturing income deduction allowed by the passage of the American Jobs Creation Act of 2004. Fiscal 2006 is the first year the Company could benefit from the deduction.

The year-over-year changes in income (loss) from discontinued operations, net of taxes, for the three months ended January 31, 2006, are the result of several items. The main difference is the loss recognized in the first quarter of fiscal 2005 related to the sale of the Piper Impact business compared to the loss on the sale of the Temroc business during the first quarter of fiscal 2006.

Outlook

Overall demand in the Company’s two target markets continues to improve compared to the second half of fiscal 2005 and is bolstered by a healthy economy and historically favorable interest rates. In the Vehicular Products segment, business activity is expected to continue to improve, and bar shipments in 2006 are expected to approach 2005 levels, in part, on the strength of new programs. Light vehicle builds in calendar year 2006 are expected to remain strong at an estimated 15.6 million builds, essentially flat to 2005, while heavy truck builds should remain robust at approximately 340,000 units as producers attempt to sell ahead of new 2007 Environmental Protection Agency mandated engine emission requirements. The segment’s steel scrap costs are expected to continue to fluctuate during the year and the segment’s surcharge mechanism should maintain margin rates over time.

In the Company’s Building Products segment, housing starts in 2006 are expected to slow modestly from 2005’s record starts, while remodeling and replacement activity are expected to remain very strong. At the segment’s window and door components business, overall order activity is seasonally strong, and the outlook for the year remains excellent. It is estimated that the segment’s fast growing vinyl window profile demand will drive the business’s top line growth approximately 15% over last year. At the segment’s aluminum sheet business, demand continues to rebound. LME aluminum ingot prices have risen to high levels, while aluminum scrap cost increases have been more modest, improving the sheet business’s spread.

Taken together, the fiscal 2006 sales and earnings outlook for the Company remains very favorable. Accordingly, for the second quarter and full year, Quanex expects to report diluted earnings per share from continuing operations within a range of $1.30 to $1.40 and $5.40 and $5.80, respectively.

Liquidity and Capital Resources

Sources of Funds

The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its secured $310.0 million Revolving Credit Agreement (“Bank Agreement”). The Bank Agreement expires on February 28, 2007. At January 31, 2006 and October 31, 2005, the Company had no borrowings under the Bank Agreement and had $125.0 million outstanding 2.50% Senior

Convertible Debentures due May 15, 2034 (the “Debentures”). The aggregate availability under the Bank Agreement was $293.8 million at January 31, 2006, which is net of $16.2 million of outstanding letters of credit.

On February 23, 2006, the Board of Directors of the Company authorized an annual dividend increase of $0.10 per common share outstanding, or $0.025 increase per quarter. This raised the annual cash dividend from $0.62 to $0.72 and the quarterly dividend from $0.155 to $0.180 per common share outstanding. The cash dividend is effective to shareholders of record on March 15, 2006 and payable on March 31, 2006.

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

The Company’s working capital was $149.6 million on January 31, 2006 compared to $133.9 million on October 31, 2005. This $15.7 million working capital increase includes a $1.3 million decline from discontinued operations. The offsetting $17.0 million increase in working capital is attributable to a $16.3 million increase in inventory. The combination of increases to cash, other current assets, accounts payable and income taxes payable along with a decrease in accrued liabilities essentially resulted in no impact on working capital. Inventory increased due to increased volumes on hand coupled with an increase in inventory cost per unit.

Operating Activities

Cash provided by operating activities during the three months ended January 31, 2006, was $38.8 million compared to $10.4 million for the same period of 2005. The increase is largely due to working capital increasing to a lesser extent in the first quarter of 2006 compared to the year ago quarter.

Investment Activities

Net cash used for investment activities during the three months ended January 31, 2006, was $16.0 million compared to $195.1 million for the same period of 2005. Investment activities for the three months ended January 31, 2006, included $5.4 million of proceeds from the sale of Temroc. Capital expenditures increased $12.7 million to $21.4 million in the three months ended January 31, 2006 from $8.7 million in the same period of the previous year. Capital spending in the Vehicular Products segment increased by $11.2 million primarily due to the value added capacity project at Macsteel Monroe. The Company estimates that fiscal 2006 capital expenditures will be approximately $80.0 million. At January 31, 2006, the Company had commitments of approximately $39.4 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures with cash flow from operations.

Financing Activities

Net cash provided by financing activities for the three months ended January 31, 2006, was a use of cash of $17.7 million compared to a source of $171.2 million during the same prior year period. During the first quarter of 2006, the Company purchased 354,500 shares of its common stock for $17.9 million. The Company made no net borrowings on the Bank Agreement in the first three months of 2006 compared to net borrowings of $170.0 million against the Bank Agreement during the same three month period of fiscal 2005. Additionally, the Company received $4.2 million in the three months ended

January 31, 2006, for the issuance of common stock related to the exercise of options, versus $4.4 million in the same period last year. The $0.5 million increase in dividends paid for the three months of 2006, compared to 2005, is a result of the increases to the Company’s dividend rate authorized by the Board of Directors in fiscal 2005.

Critical Accounting Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, inventory, long-lived assets, environmental contingencies, insurance, U.S. pension and other post-employment benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management believes the critical accounting estimates listed and described in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2005 Annual Report on Form 10-K are the most important to the fair presentation of the Company’s financial condition and results. These policies require management’s significant judgments and estimates in the preparation of the Company’s consolidated financial statements.

New Accounting Pronouncements

Stock–Based Compensation

On November 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) issued by the Financial Accounting Standards Board (FASB) in December 2004. SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. Prior to November 1, 2005, under the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations in accounting for its stock option plans. Accordingly, prior to fiscal 2006, the Company recognized zero stock-based compensation expense in its income statement for non-qualified stock options, as the exercise price was equal to the market price of the Company’s stock on the date of grant. However, the Company did recognize stock-based compensation expense for its restricted stock plans as discussed in Note 15, Restricted Stock and Stock Option Plans, of the Notes to the Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended October 31, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company elected the modified prospective transition method as permitted by the adoption of SFAS 123R. Under this transition method, stock-based compensation expense beginning as of November 1, 2005 includes (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the original proforma provisions of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to October 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the income statement beginning November 1, 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, when necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s proforma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

As a result of adopting SFAS 123R on November 1, 2005, the Company’s operating income and income from continuing operation before income taxes decreased $0.8 million and net income decreased $0.5 million for the three months ended January 31, 2006. Basic and diluted earnings per share for the three months ended January 31, 2006, decreased $0.02 per share as a result of the adoption of SFAS 123R. Total stock-based compensation expense recognized under SFAS 123R for the three months ended January 31, 2006 was $0.9 million and consisted of stock-based compensation expense related to employee stock options and restricted stock plans. Stock-based compensation expense of $0.2 million for the three months ended January 31, 2005 was related to restricted stock plans which the Company had been recognizing under previous accounting standards. In accordance with SFAS 123R, the consolidated statements of cash flows report the excess tax benefits from the stock-based compensation as financing cash inflows. For the three months ended January 31, 2006, $1.4 million of excess tax benefits were reported as financing cash inflows.

Under SFAS 123R, the Company continues to use the Black-Scholes option-pricing model to estimate the fair value of its stock options. However, the Company has applied the expanded guidance under SFAS 123R and SAB 107 to the development of its assumptions used as inputs for the Black-Scholes option pricing model for grants beginning November 1, 2005. The Company’s fair value determination of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123R-3). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company has until November 2006 to make a one-time election to adopt the transition method described in FSP 123R-3. The Company is currently evaluating FSP 123R-3; however, the one-time election is not expected to affect operating income or net income..

See Note 11 in Part I, Item 1 of this Form 10-Q for additional stock-based compensation disclosures.

Other

In October 2004, the President signed into law the American Jobs Creation Act (the AJC Act). The AJC Act allows for a federal income tax deduction for a percentage of income earned from certain domestic production activities. The Company’s U.S. production activities will qualify for the deduction. Based on the effective date of this provision of the AJC Act, the Company will be eligible for this deduction beginning in fiscal 2006. Additionally, in December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1, which was effective upon issuance, requires the Company to treat the tax deduction as a special deduction instead of a change in tax rate that would have impacted the existing deferred tax balances. The Company has estimated that this special deduction will reduce the Company’s effective tax rate in fiscal 2006 by approximately 1%.

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

At January 31, 2006, the Company had fixed-rate debt totaling $126.9 million or 93.4% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $9.0 million, or 6.6% of total debt, at January 31, 2006. Based on the floating-rate obligations outstanding at January 31, 2006, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $90.0 thousand.

Commodity Price Risk

The Vehicular Products segment has a scrap surcharge program in place, which is a practice that is well established within the engineered steel bar industry. The scrap surcharge is based on a three city, three- or one- month trailing average of #1 bundle scrap prices. The Company’s long-term exposure to changes in scrap costs is significantly reduced because of the surcharge program. Over time, the Company recovers the majority of its scrap cost increases, though there is a level of exposure to short-term volatility because of this lag. Historically, the segment’s scrap surcharge has been based on a three-month trailing average. However, during the first quarter of 2006, Quanex has moved approximately

85% of the accounts, representing about 70% of shipments, to a one-month cycle. Reducing the adjustment period from three months to one month is expected to reduce the segment’s margin volatility in the future.

Within the Building Products segment, the Company uses various grades of aluminum scrap as well as minimal amounts of prime aluminum ingot as raw materials for its manufacturing processes. The price of raw materials is subject to fluctuations due to many factors in the aluminum market. In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers. In an effort to reduce the risk of fluctuating raw material prices, Nichols Aluminum enters into firm price raw material purchase commitments (which are designated as “normal purchases” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) as well as option contracts on the LME. The Company’s risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company’s committed sales orders to the extent not covered by fixed price purchase commitments.

Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During the first quarter of 2006, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. There were no outstanding LME hedges as of January 31, 2006.

Within the Building Products segment, polyvinyl resin (PVC) is the significant raw material consumed during the manufacture of vinyl extrusions. The Company has a monthly resin adjustor in place with its customers that is adjusted based upon published industry resin prices. This adjuster effectively shares Mikron’s base pass-through price changes of PVC with its customers commensurate with the market at large. The Company’s long-term exposure to changes in PVC prices is thus significantly reduced due to the contractual component of the resin adjustor program.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and acting Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2006. Based on that evaluation, the Chief Executive Officer and acting Principal Financial Officer concluded that, as of January 31, 2006, the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

 During the last quarter, there have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

4.13

Fifth Amendment to Revolving Credit Agreement dated March 11, 2005 by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks, filed as Exhibit 4.12 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) dated March 11, 2005.2

† * 10.1	Agreement of Merger of the Piper Impact 401(k) Plan into the Quanex Corporation 401(k) Savings Plan, dated November 17, 2005.

† * 10.2	Third Amendment to the Quanex Corporation Employee Savings Plan, dated December 19, 2005.

† * 10.3	Fourth Amendment to the Piper Impact 401(k) Plan, dated December 19, 2005.

Exhibit Number	Description of Exhibits
† * 10.4	Third Amendment to the Quanex Corporation 401(k) Savings Plan for Hourly Employees, dated December 19, 2005.

† * 10.5	Fourth Amendment to the Quanex Corporation Hourly Bargaining Unit Employees Savings Plan, dated December 19, 2005.

† * 10.6	Amendment and Restatement of the Quanex Corporation 401(k) Savings Plan effective January 1, 2005, dated December 19, 2005.

* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

* 31.2	Certification by acting principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QUANEX CORPORATION

/s/ Brent L. Korb
Brent L. Korb
Date: March 3, 2006	Vice President – Corporate Controller
(Principal Accounting Officer and acting Principal Financial Officer)