Form 10-Q
period 2006-04-30
QUANEX CORP
filed 2006-06-02
CIK 276889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 30, 2006
Common Stock, par value $0.50 per share	37,999,276

QUANEX CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)
Consolidated Balance Sheets–April 30, 2006 and October 31, 2005
Consolidated Statements of Income–Three Months and Six Months Ended April 30, 2006 and 2005
Consolidated Statements of Cash Flow–Six Months Ended April 30, 2006 and 2005
Condensed Consolidated Statement of Stockholders’ Equity–Six Months Ended April 30, 2006
Notes to Consolidated Financial Statements

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Item 4:	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings

Item 4:	Submission of Matters to a Vote of Security Holders

Item 6:	Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUANEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2006	October 31, 2005
	(In thousands except share data)
ASSETS
Current assets:
Cash and equivalents	$62,306	$49,681
Accounts and notes receivable, net of allowance of $4,637 and $7,609	194,590	152,072
Inventories	155,911	133,003
Deferred income taxes	11,468	12,864
Other current assets	7,455	4,669
Current assets of discontinued operations	—	5,504
Total current assets	431,730	357,793
Property, plant and equipment, net	435,000	423,942
Goodwill	196,351	196,341
Cash surrender value insurance policies, net	24,129	24,927
Intangible assets, net	78,822	82,360
Other assets	8,509	9,002
Assets of discontinued operations	—	5,846
Total assets	$1,174,541	$1,100,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,821	$129,152
Accrued liabilities	61,944	73,616
Income taxes payable	12,890	14,465
Current maturities of long-term debt	2,734	2,459
Current liabilities of discontinued operations	—	4,208
Total current liabilities	240,389	223,900
Long-term debt	130,880	133,462
Deferred pension credits	8,861	8,158
Deferred postretirement welfare benefits	7,448	7,519
Deferred income taxes	58,633	58,836
Non-current environmental reserves	5,999	6,732
Other liabilities	2,626	2,742
Liabilities of discontinued operations	—	2,120
Total liabilities	454,836	443,469

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding none	—	—
Common stock, $0.50 par value, shares authorized 50,000,000; issued 38,321,672 and 38,198,199	19,165	19,092
Additional paid-in-capital	205,934	198,333
Retained earnings	505,980	445,670
Unearned compensation	—	(1,388)
Accumulated other comprehensive loss	(3,158)	(3,217)
	727,921	658,490
Less treasury stock, at cost, 192,067 and 0 shares	(6,468)	—
Less common stock held by Rabbi Trust, 130,329 shares	(1,748)	(1,748)
Total stockholders’ equity	719,705	656,742
Total liabilities and stockholders’ equity	$1,174,541	$1,100,211

The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Net sales	$507,236	$527,976	$951,805	$993,178
Cost and expenses:
Cost of sales	396,541	400,570	748,625	768,574
Selling, general and administrative expense	23,940	24,121	44,813	46,931
Depreciation and amortization	17,910	16,824	35,298	31,767
Operating income	68,845	86,461	123,069	145,906
Interest expense	(1,215)	(2,943)	(2,455)	(5,295)
Other, net	356	578	467	(1,339)
Income from continuing operations before income taxes	67,986	84,096	121,081	139,272
Income tax expense	(25,155)	(32,379)	(44,800)	(53,624)
Income from continuing operations	42,831	51,717	76,281	85,648
Income (loss) from discontinued operations, net of taxes	19	(732)	(95)	(2,066)
Loss on sale of discontinued operations, net of taxes	—	—	(311)	(4,362)
Net income	$42,850	$50,985	$75,875	$79,220

Basic earnings per common share:
Earnings from continuing operations	$1.14	$1.37	$2.02	$2.28
Income (loss) from discontinued operations	$—	$(0.02)	$(0.01)	$(0.17)
Basic earnings per share	$1.14	$1.35	$2.01	$2.11

Diluted earnings per common share:
Earnings from continuing operations	$1.07	$1.31	$1.93	$2.20
Income (loss) from discontinued operations	$—	$(0.02)	$(0.01)	$(0.16)
Diluted earnings per share	$1.07	$1.29	$1.92	$2.04

Weighted-average common shares outstanding:
Basic	37,677	37,767	37,677	37,620
Diluted	40,327	39,936	40,131	39,353

Cash dividends per share	$0.1200	$0.0900	$0.2233	$0.1800

The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended April 30,
	2006	2005
	(In thousands)
Operating activities:
Net income	$75,875	$79,220
Loss (income) from discontinued operations	406	6,428
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35,612	32,059
Deferred income taxes	1,180	750
Deferred pension and postretirement benefits	632	(975)
Stock-based compensation	2,797	263
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in accounts and notes receivable	(42,506)	(23,814)
(Increase) decrease in inventory	(22,874)	(12,303)
Increase (decrease) in accounts payable	33,669	(22,487)
Increase (decrease) in accrued liabilities	(11,686)	2,189
Increase (decrease) in income taxes payable	(1,575)	13,633
Other, net	(3,327)	(326)
Cash provided by (used for) operating activities from continuing operations	68,203	74,637
Cash provided by (used for) operating activities from discontinued operations	(742)	(1,745)
Cash provided by operating activities	67,461	72,892

Investing activities:
Acquisitions, net of cash acquired	—	(200,009)
Proceeds from sale of discontinued operations	5,432	11,592
Capital expenditures, net of retirements	(42,915)	(21,894)
Retired executive life insurance proceeds	461	—
Other, net	320	(128)
Cash used for investing activities from continuing operations	(36,702)	(210,439)
Cash used for investing activities from discontinued operations	(14)	(362)
Cash used for investing activities	(36,716)	(210,801)

Financing activities:
Bank borrowings (repayments), net	(2,307)	110,076
Common stock dividends paid	(8,588)	(6,870)
Issuance of common stock from option exercises, including related tax benefits	10,724	9,623
Purchase of treasury stock	(17,906)	—
Other, net	—	260
Cash provided by (used for) financing activities from continuing operations	(18,077)	113,089
Cash used for financing activities from discontinued operations	(56)	(105)
Cash provided by (used for) financing activities	(18,133)	112,984
Effect of exchange rate changes on cash equivalents	13	12
Increase (decrease) in cash and equivalents	12,625	(24,913)

Cash and equivalents at beginning of period	49,681	41,743
Cash and equivalents at end of period	$62,306	$16,830

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,203	$4,555
Cash paid during the period for income taxes	$40,806	$31,686
Cash received during the period for income tax refunds	$—	$82

The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Treasury	Total
	Common	Paid-in	Retained	Comprehensive	Stock &	Stockholders’
Six months ended April 30, 2006	Stock	Capital	Earnings	Income (Loss)	Other	Equity
	(In thousands, except per share amounts)
Balance at October 31, 2005	$19,092	$198,333	$445,670	$(3,217)	$(3,136)	$656,742
Net income			75,875			75,875
Common dividends ($0.22 per share)			(8,588)			(8,588)
Treasury shares purchased, at cost					(17,906)	(17,906)
Reclassification of unearned compensation for restricted stock		(1,388)			1,388	—
Stock option and restricted stock activity, including related tax benefit	60	8,998	(6,977)		11,438	13,519
Other	13	(9)		59		63
Balance at April 30, 2006	$19,165	$205,934	$505,980	$(3,158)	$(8,216)	$719,705

The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The interim unaudited consolidated financial statements of Quanex Corporation and its subsidiaries (Quanex or the Company) include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

In March 2006, the Company effected a three-for-two stock split in the form of a 50% stock dividend. All prior periods presented have been adjusted on a retroactive basis after giving effect to such stock split.

In January 2006, the Company sold Temroc Metals, Inc. (Temroc) and in the first quarter of 2005, the Company sold its Piper Impact business. Accordingly, the assets and liabilities of Temroc and Piper Impact are reported as discontinued operations in the Consolidated Balance Sheets presented, and their operating results are reported as discontinued operations in the Consolidated Statements of Income and Consolidated Statements of Cash Flow (see Note 14).

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Quanex Corporation Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended October 31, 2005.

2.                                      New Accounting Pronouncements

Stock–Based Compensation

On November 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) issued by the Financial Accounting Standards Board (FASB) in December 2004. SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. Prior to November 1, 2005, under the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations in accounting for its stock option plans. Accordingly, prior to fiscal 2006, the Company recognized zero stock-based compensation expense in its income statement for non-qualified stock options, as the exercise price was equal to the closing market price of the Company’s stock on the date of grant. However, the Company did recognize stock-based compensation expense for its restricted stock plans as discussed in Note 15, Restricted Stock and Stock Option Plans, of the Notes to the Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended October 31, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company elected the modified prospective transition method as permitted by the adoption of SFAS 123R. Under this transition method, stock-based compensation expense beginning as of November 1, 2005 includes (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 31, 2005, based on the grant-date fair value estimated in accordance with the original proforma provisions of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to October 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, unearned compensation was shown as a reduction of stockholders’ equity. The November 1, 2005 unearned compensation balance of $1.4 million was reclassified against additional paid-in-capital upon adoption of SFAS 123R. In fiscal 2006 and future periods, common stock par value will be recorded when the restricted stock is issued and additional paid-in-capital will be increased as the restricted stock compensation cost is recognized for financial reporting purposes. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the income statement beginning November 1, 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, when necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s proforma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Prior to the implementation of SFAS 123R, the Company computed stock-based compensation cost for employees eligible to retire over the standard vesting period of the grants. Upon adoption of SFAS 123R, the Company amortizes new option grants to such retirement-eligible employees immediately upon grant, consistent with the retirement vesting acceleration provisions of these grants. For employees near retirement age, the Company amortizes such grants over the period from the grant date to the retirement date if such period is shorter than the standard vesting schedule.

The following is the effect of adopting SFAS 123R as of November 1, 2005 (in thousands except per share amounts):

	Three Months Ended April 30, 2006	Six Months Ended April 30, 2006

Decrease in operating income and income from continuing operations	$1,575	$2,360
Related deferred income tax benefit	(583)	(873)
Decrease in net income	$992	$1,487

Decrease in basic earnings per common share	$(0.03)	$(0.04)
Decrease in diluted earnings per common share	$(0.02)	$(0.04)

The amounts above relate to the impact of recognizing compensation expense for stock options only, as compensation expense related to restricted stock was recognized by the Company before implementation of SFAS 123R under previous accounting standards.

In accordance with SFAS 123R, the consolidated statements of cash flow report the excess tax benefits from the stock-based compensation as financing cash inflows. For the three and six months ended April 30, 2006, $4.4 million and $3.9 million, respectively, of excess tax benefits were reported as financing cash inflows.

Under SFAS 123R, the Company continues to use the Black-Scholes option-pricing model to estimate the fair value of its stock options. However, the Company has applied the expanded guidance under SFAS 123R and SAB 107 for the development of the assumptions used as inputs for the Black-Scholes option pricing model for grants beginning November 1, 2005. The Company’s fair value determination of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Other

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 (the Company’s fiscal 2007) and requires retrospective application to prior period financial statements of voluntary changes in accounting principles, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The consolidated financial position, results of operations or cash flows will only be impacted by SFAS 154 if the Company implements a voluntary change in accounting principle or corrects accounting errors in future periods.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) which is effective no later than the end of fiscal years ending after December 15, 2005 (as of October 31, 2006 for the Company) and is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. The Company does not expect the adoption of FIN 47 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In October 2004, the President signed into law the American Jobs Creation Act (the AJC Act). The AJC Act allows for a federal income tax deduction for a percentage of income earned from certain domestic production activities. The Company’s U.S. production activities qualify for the deduction. Based on the effective date of this provision of the AJC Act, the Company is eligible for this deduction beginning in fiscal 2006. Additionally, in December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1, which was effective upon issuance, requires the Company to treat the tax deduction as a special deduction instead of a change in tax rate that would have impacted the existing deferred tax balances. The Company has estimated that this special deduction will reduce the Company’s effective tax rate in fiscal 2006 by approximately 1%.

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

3.                                      Acquired Intangible Assets

Intangible assets consist of the following (in thousands):

	As of April 30, 2006		As of October 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$264	$224	$313	$247
Patents	25,877	5,883	25,877	4,149
Trademarks and trade names	37,930	2,859	37,930	2,013
Customer relationships	23,691	2,674	23,691	1,893
Other intangibles	1,201	701	1,201	550
Total	$88,963	$12,341	$89,012	$8,852

Unamortized intangible assets:
Trade name	$2,200		$2,200

The aggregate amortization expense for the three and six month periods ended April 30, 2006 was $1.8 million and $3.5 million, respectively.  The aggregate amortization expense for the three and six month periods ended April 30, 2005 was $2.6 million and $3.2 million, respectively. Estimated amortization expense for the next five years, based upon the amortization of preexisting intangibles follows (in thousands):

Fiscal Years Ending October 31,	Estimated Amortization

2006 (remaining six months)	$3,538
2007	7,033
2008	5,757
2009	3,873
2010	$3,792

4.                                      Inventories

Inventories consist of the following:

	April 30,	October 31,
	2006	2005
	(In thousands)
Raw materials	$37,867	$32,696
Finished goods and work in process	102,006	86,077
	139,873	118,773
Supplies and other	16,038	14,230
	$155,911	$133,003

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	April 30,	October 31,
	2006	2005
	(In thousands)
LIFO	$77,332	$62,820
FIFO	78,579	70,183
Total	$155,911	$133,003

To estimate the effect of LIFO on interim periods, the Company performs a projection of the year-end LIFO reserve and considers expected year-end inventory levels and expected inventory pricing. Depending on this projection, the Company may record an interim allocation of the projected year-end LIFO calculation. At the end of the fiscal year, the actual LIFO inventory change is calculated and recorded. With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $34.3 million as of April 30, 2006 and October 31, 2005.

5.                                      Earnings Per Share

The computational components of basic and diluted earnings per share from continuing operations are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended
	April 30, 2006			April 30, 2005
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount

Basic earnings per share	$42,831	37,677	$1.14	$51,717	37,767	$1.37
Effect of dilutive securities
Common stock equivalents arising from settlement of contingent convertible debentures	492	1,993		480	1,446
Common stock equivalents arising from stock options	—	460		—	576
Restricted stock	—	67		—	15
Common stock held by rabbi trust	—	130		—	132

Diluted earnings per share	$43,323	40,327	$1.07	$52,197	39,936	$1.31

	For the Six Months Ended
	April 30, 2006			April 30, 2005
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount

Basic earnings per share	$76,281	37,677	$2.02	$85,648	37,620	$2.28
Effect of dilutive securities
Common stock equivalents arising from settlement of contingent convertible debentures	984	1,789		966	1,022
Common stock equivalents arising from stock options	—	474		—	564
Restricted stock	—	61		—	15
Common stock held by rabbi trust	—	130		—	132

Diluted earnings per share	$77,265	40,131	$1.93	$86,614	39,353	$2.20

The computation of diluted earnings per share excludes outstanding options in periods where inclusion of such options would be anti-dilutive in the periods presented. Options to purchase 0.2 million shares of common stock were outstanding as of April 30, 2006 but were not included in the computation of diluted earnings per share for the six months ended April 30, 2006 as the options’ exercise price was greater than the average market price of the common stock during the period.

On January 26, 2005, the Company announced that it had irrevocably elected to settle the principal amount of its 2.50% Convertible Senior Debentures due 2034 (the Debentures) in cash when they become convertible and are surrendered by the holders thereof. The Company retains its option to satisfy any excess conversion obligation (stock price in excess of conversion price) with either shares, cash or a combination of shares and cash. As a result of the Company’s election, diluted earnings per share include only the amount of shares it would take to satisfy the excess conversion obligation, assuming that all of the Debentures were surrendered. For calculation purposes, the average closing price of the Company’s common stock for each of the periods presented is used as the basis for determining dilution.

6.                                      Comprehensive Income

Comprehensive income is comprised of net income and all other non-owner changes in equity, including realized and unrealized gains and losses on derivatives, minimum pension liability adjustments and foreign currency translation adjustments. Comprehensive income for the three and six months ended April 30, 2006 and 2005 was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(In thousands)
Comprehensive income:
Net income	$42,850	$50,985	$75,875	$79,220
Foreign currency translation adjustment	18	(8)	59	(23)

Total comprehensive income, net of taxes	$42,868	$50,977	$75,934	$79,197

7.                                      Long-term Debt

Long-term debt consists of the following:

	April 30, 2006	October 31, 2005
	(In thousands)
“Bank Agreement” Revolver	$—	$—
2.50% Convertible Senior Debentures due 2034	125,000	125,000
City of Richmond, Kentucky Industrial Building Revenue Bonds	5,000	7,175
City of Huntington, Indiana Economic Development Revenue Bonds principle due 2010	1,665	1,665
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	1,800	1,800
Capital lease obligations and other	149	281
	$133,614	$135,921
Less maturities due within one year included in current liabilities	2,734	2,459
	$130,880	$133,462

Approximately 95% and 93% of the total debt had a fixed interest rate at April 30, 2006 and October 31, 2005, respectively. See Interest Rate Risk section in Item 3 Quantitative and Qualitative Disclosures About Market Risk of this Form 10-Q for additional discussion.

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

The Bank Agreement requires maintenance of certain financial ratios and maintenance of a minimum consolidated tangible net worth. As of April 30, 2006, the Company was in compliance with all current Bank Agreement covenants. The Company had no borrowings under the Bank Agreement as of April 30, 2006 and October 31, 2005. The aggregate availability under the Bank Agreement was $293.8 million at April 30, 2006, which is net of $16.2 million of outstanding letters of credit.

Convertible Senior Debentures

On May 5, 2004, the Company issued $125.0 million of the Debentures in a private placement offering. The Debentures were subsequently registered in October 2004 pursuant to the registration rights agreement entered into in connection with the offering. The net proceeds from the offering, totaling approximately $122.0 million, were used to repay a portion of the amounts outstanding under the Bank Agreement. The Debentures are general unsecured senior obligations, ranking equally in right of payment with all existing and future unsecured senior indebtedness, and senior in right of payment to any existing and future subordinated indebtedness. The Debentures are effectively subordinated to all senior secured indebtedness and all indebtedness and liabilities of subsidiaries, including trade creditors. The Debentures are convertible into shares of Quanex common stock, upon the occurrence of certain events, at an adjusted conversion rate of 39.2978 shares of common stock per $1,000 principal amount of notes. This conversion rate is equivalent to an adjusted conversion price of $25.45 per share of common stock, subject to adjustment in some events such as a common stock dividend or an increase in the cash dividend. Adjustments to the conversion rate are made when the cumulative adjustments exceed 1% of the conversion rate.

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

Effective May 1, 2005, the Debentures became convertible and continue to be convertible through the quarter ending July 31, 2006. For each quarter in this period, the convertibility was triggered when the closing price of the Company’s common stock exceeded the contingent conversion threshold price of approximately $30.54 for at least 20 of the last 30 trading days of the previous fiscal quarter.

8.                                      Pension Plans and Other Postretirement Benefits

The components of net pension and other postretirement benefit cost are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(In thousands)
Pension Benefits:
Service cost	$1,169	$856	$2,339	$1,712
Interest cost	960	858	1,920	1,716
Expected return on plan assets	(967)	(718)	(1,934)	(1,435)
Amortization of unrecognized transition asset	(13)	(33)	(26)	(65)
Amortization of unrecognized prior service cost	53	57	106	113
Amortization of unrecognized net loss	249	199	498	398
Net periodic pension cost	$1,451	$1,219	$2,903	$2,439

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(In thousands)
Postretirement Benefits:
Service cost	$25	$36	$51	$72
Interest cost	129	151	264	301
Net amortization and deferral	(17)	(56)	(35)	(112)
Net periodic postretirement benefit cost	$137	$131	$280	$261

During the three and six months ended April 30, 2006, the Company contributed $1.0 million to its defined benefit plans. The Company estimates that it will contribute a total of $15.0 million to its defined benefit plans during fiscal 2006. The $15.0 million contribution includes $10.8 million of voluntary contributions in addition to $4.2 million of minimum required contributions.

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(In thousands)
Net Sales
Vehicular products	$245,397	$283,666	$464,170	$553,256
Building products(1)	261,839	244,310	487,635	439,922
Consolidated	$507,236	$527,976	$951,805	$993,178

Operating Income (Loss)
Vehicular products	$40,422	$61,459	$73,671	$106,011
Building products(1)	35,066	31,322	61,772	53,464
Corporate & other	(6,643)	(6,320)	(12,374)	(13,569)
Consolidated	$68,845	$86,461	$123,069	$145,906

	April 30, 2006	October 31, 2005
	(In thousands)
Identifiable Assets
Vehicular products	$451,509	$425,536
Building products(1)	661,178	618,112
Corporate & other	61,854	45,213
Discontinued operations(2)	—	11,350
Consolidated	$1,174,541	$1,100,211

Goodwill
Vehicular products	$—	$—
Building products(1)	196,351	196,341
Consolidated	$196,351	$196,341

(1)                    Fiscal 2005 includes Mikron as of December 9, 2004.

(2)                    Temroc and Piper Impact are included in discontinued operations for all periods presented.

10.                               Stock Repurchase Program and Treasury Stock

On August 26, 2004, the Company’s Board of Directors approved an increase in the number of authorized shares in the Company’s existing stock buyback program, up to 2.25 million shares. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company uses a moving average method on the subsequent reissuance of shares, and any resulting proceeds in excess of cost are credited to additional paid in capital while any deficiency is charged to retained earnings. The Company purchased 531,750 treasury shares for $17.9 million during the first quarter of fiscal 2006. As of April 30, 2006, the number of shares in treasury was reduced to 192,067 resulting from stock option exercises. There were no treasury shares purchased during fiscal 2005.

11.                               Stock-Based Compensation

In the first quarter of fiscal 2006, the Company adopted SFAS 123R which required the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements beginning as of November 1, 2005. See Note 2 for impact of the adoption.

The Company has restricted stock and stock option plans which provide for the granting of common shares or stock options to key employees and non-employee directors. Except under special circumstances, the Company’s practice is to grant options and restricted stock to directors on October 31st and to employees at the Company’s December board meeting; the exercise price of the option awards is equal to the closing market price on these pre-determined dates. The following table shows a summary of information with respect to stock option and restricted stock compensation for 2006 and restricted stock compensation for 2005, which are included in the consolidated statements of income for those respective periods:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(In thousands)

Total pretax stock-based compensation expense included in net income	$1,911	$55	$2,797	$263
Income tax benefit related to stock-based compensation included in net income	$707	$21	$1,035	$101

The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the three or six months ended April 30, 2006 and 2005. Cash received from option exercises for the six months ended April 30, 2006 and 2005 was $6.3 million and $5.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises and lapses on restricted stock totaled $4.4 million and $3.9 million for the six months ended April 30, 2006 and 2005, respectively.

The Company generally issues shares from treasury, if available, to satisfy stock option exercises. If there are no shares in treasury, the Company issues additional shares of common stock.

Restricted Stock Plans

Under the Company’s restricted stock plans, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted shares at April 30, 2006, and changes during the six months ended April 30, 2006, is presented below:

	Shares	Weighted- Average Grant- Date Fair Value Per Share

Nonvested at October 31, 2005	115,650	$22.31
Granted	30,885	40.95
Vested	(6,750)	17.60
Forfeited	(18,000)	20.87
Nonvested at April 30, 2006	121,785	$27.51

The weighted-average grant-date fair value of restricted stock granted during the six months ended April 30, 2006 and 2005 was $40.95 and $26.61, respectively. The total fair value of restricted stock vested during the six months ended April 30, 2006 and 2005 was $0.1 million and $0.1 million, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $1.8 million as of April 30, 2006. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Valuation of Stock Options under SFAS 123R

Under SFAS 123R, the Company continues to use the Black-Scholes option-pricing model to estimate the fair value of its stock options. However, the Company has applied the expanded guidance under SFAS 123R and SAB 107 for the development of its assumptions used as inputs for the Black-Scholes option pricing model for grants beginning November 1, 2005. Expected volatility is determined using historical volatilities based on historical stock prices for a period that matches the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the option’s vesting and contractual expiration dates. The expected term assumption is developed by using historical exercise data adjusted as appropriate for future expectations. Separate groups of employees that have similar historical exercise behavior are considered separately. Accordingly, the expected term range given below results from certain groups of employees exhibiting different behavior. The risk-free rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The fair value of each option was estimated on the date of grant. The following is a summary of valuation assumptions for grants during the six months ended April 30, 2006 and 2005:

	Grants During the
	Six Months Ended April 30,
Valuation assumptions	2006 (SFAS 123R)	2005 (SFAS 123)
Weighted-average expected volatility	35.00%	35.38%
Expected term (in years)	4.8-5.2	5.0
Risk-free interest rate	4.40%	3.49%
Expected dividend yield over expected term	2.00%	1.53%

The weighted-average grant-date fair value of options granted during the six months ended April 30, 2006 and 2005 was $12.86 and $8.40, respectively. The increase in per share fair value of the options was primarily related to the increase in the Company’s stock price on the date of grant from an average price of approximately $27 per share for grants during the six months ended fiscal 2005 to $41 per share for the same period of 2006.

Proforma Effect Prior to the Adoption of SFAS 123R

The following table presents the proforma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation prior to the adoption of SFAS 123R during the three and six month period ending April 30, 2005 (in thousands except per share amounts).

	Three Months Ended April 30, 2005	Six Months Ended April 30, 2005

Net income, as reported	$50,985	$79,220
Add: Restricted stock compensation, net of forfeitures included in reported net income, net of tax	34	162
Deduct: Total stock-based employee compensation (restricted stock amortization and stock option expense determined under SFAS 123 fair value based method), net of related tax effects	(555)	(1,015)
Pro forma net income	$50,464	$78,367

Earnings per common share:
Basic as reported	$1.35	$2.11
Basic pro forma	$1.34	$2.08
Diluted as reported	$1.29	$2.04
Diluted pro forma	$1.28	$2.02

Disclosures for the three and six months ended April 30, 2006 are not presented as the amounts are recognized in the consolidated financial statements.

Key Employee and Non-Employee Director Stock Option Plans

Under the Company’s option plans, options are granted at prices determined by the Board of Directors which may not be less than the fair market value of the shares at the time the options are granted. Unless otherwise provided by the Board of Directors at the time of grant, options become exercisable in one-third increments maturing cumulatively on each of the first through third anniversaries of the date of grant and must be exercised no later than ten years from the date of grant. The Company’s 1996 Employee Stock Option and Restricted Stock Plan (the 1996 Plan) and 1997 Key Employee Stock Plan (the 1997 Plan) provide for the granting of options to employees and non-employee directors of up to an aggregate of 6,637,500 common shares. There were 1,994,312 shares available for granting of options at October 31, 2005. The 1996 Plan expired as of December 31, 2005, and the 1997 Plan was terminated effective December 31, 2005.

A summary of stock option activity under the 1996 Plan and the 1997 Plan during the six months ended April 30, 2006 is presented below:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000’s)

Outstanding at October 31, 2005	1,453,772	$19.05
Granted	230,250	40.95
Exercised	(414,272)	14.29
Cancelled	(41,842)	22.70
Expired	—	—
Outstanding at April 30, 2006	1,227,908	$24.64	7.7	$22,256

Exercisable at April 30, 2006	567,234	$18.72	7.0	$13,636

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the six months ended April 30, 2006 and 2005 was $11.3 million and $10.3 million, respectively.

A summary of the nonvested stock option shares under the 1996 Plan and the 1997 Plan during the six months ended April 30, 2006 is presented below:

	Shares	Weighted- Average Grant- Date Fair Value Per Share

Nonvested at October 31, 2005	914,552	$7.54
Granted	230,250	12.86
Vested	(443,835)	7.38
Forfeited	(40,293)	7.65
Nonvested at April 30, 2006	660,674	$9.49

Total unrecognized compensation cost related to stock options granted under these plans was $3.7 million as of April 30, 2006. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the six months ended April 30, 2006 and 2005 was $3.3 million and $2.1 million, respectively.

Non-Employee Director Plans

The Company has various non-employee Director Plans, which are described below:

1989 Non-Employee Directors Stock Option Plan

The Company’s 1989 Non-Employee Directors Stock Option Plan provides for the granting of stock options to non-employee Directors to purchase up to an aggregate of 472,500 shares of common stock. Options become exercisable at any time commencing six months after the grant and must be exercised no later than ten years from the date of grant. No option may be granted under the plan after

December 5, 1999. There were no shares available for granting of options at April 30, 2006 or October 31, 2005.

A summary of stock option activity under this plan during the six months ended April 30, 2006 is presented below:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000’s)

Outstanding at October 31, 2005	48,750	$11.24
Granted	—	—
Exercised	(29,250)	10.85
Cancelled/Expired	—	—
Outstanding at April 30, 2006	19,500	$11.83	1.5	$603

Exercisable at April 30, 2006	19,500	$11.83	1.5	$603

The total intrinsic value of options exercised during the six months ended April 30, 2006 and 2005 was $1.0 million and $0.3 million, respectively.

All stock option shares under this plan were vested as of the beginning of the reporting period. Accordingly, there is no unrecognized compensation cost related to stock options granted under this plan.

1997 Non-Employee Director Stock Option Plan

The Company’s 1997 Non-Employee Director Stock Option Plan provided for the granting of stock options to non-employee Directors to purchase up to an aggregate of 900,000 shares of common stock. Options granted under this plan generally became exercisable immediately or became exercisable in one-third increments maturing cumulatively on each of the first through third anniversaries of the date of grant. Options generally must be exercised no later than ten years from the date of grant. On December 5, 2002, the Company elected to terminate future grants of options under this plan. There were no shares available for granting of options at April 30, 2006 and October 31, 2005.

A summary of stock option activity under this plan during the six months ended April 30, 2006 is presented below:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000’s)

Outstanding at October 31, 2005	74,250	$13.00
Granted	—	—
Exercised	(6,750)	10.62
Cancelled/Expired	—	—
Outstanding at April 30, 2006	67,500	$13.24	5.6	$1,992

Exercisable at April 30, 2006	67,500	$13.24	5.6	$1,992

The total intrinsic value of options exercised during the six months ended April 30, 2006 and 2005 was $0.2 million and $0.4 million, respectively.

All stock options under this plan were vested as of October 31, 2005. Accordingly, there is no unrecognized compensation cost related to stock options granted under this plan. The total fair value of shares vested during the six months ended April 30, 2005 was zero as no shares vested during the period.

2006 Omnibus Incentive Plan

At the Company’s annual meeting in February 2006, the Company’s stockholders approved the Quanex Corporation 2006 Omnibus Incentive Plan (the 2006 Plan). The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance unit awards, annual incentive awards, other stock-based awards and cash-based awards. The aggregate number of shares of common stock authorized for grant under the 2006 Plan is 2,625,000. Any officer, key employee and / or non-employee director of the Company or any of its affiliates is eligible for awards under the 2006 Plan. There have been no awards granted under the 2006 Plan as of April 30, 2006.

12.                               Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences, and tax credits. It also includes the effect of any valuation allowance expected to be necessary during the year. The Company’s estimated annual effective tax rate decreased to 37.0% in fiscal 2006 primarily due to the domestic manufacturing income deduction allowed by the passage of the AJC Act. The Company became eligible for this special deduction beginning in fiscal 2006 and has estimated that this special deduction will reduce the Company’s effective tax rate in fiscal 2006 by approximately 1%.

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

During the third quarter of 2005, the United States Department of Justice filed a complaint against the Company for recovery of cleanup costs incurred at the “Jepscor” Superfund site in Dixon, Illinois. The United States Environmental Protection Agency has indicated that it incurred approximately $2.6 million to remove processing residue and other materials from that former metal recovery plant. Of the Jepscor site’s former owners, operators, and many customers, the government asserted liability for cleanup only against the Company. During the fourth fiscal quarter of 2005, the Company and the Department of Justice reached a tentative agreement to settle this matter. In May 2006 after the Company’s second fiscal quarter, the parties successfully finalized that settlement, which requires the Company to pay $1.0 million of the government’s cleanup costs. Such amount had been reserved for during prior periods and accordingly is included in the Company’s current environmental reserve (in accrued liabilities) as of April 30, 2006.

Total remediation reserves, at April 30, 2006, for Quanex’s current plants, former operating locations, and disposal facilities were approximately $7.9 million, down $0.9 million from the reserve at October 31, 2005. This reduction is comprised of cash spent on remediation efforts previously reserved for as well as an updated estimate in an existing reserve for one of the Company’s plants. Of the current remediation reserve, approximately $1.8 million represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. On the balance sheet as of April 30, 2006, $6.0 million of the remediation reserve is included in non-current liabilities with the remainder in accrued liabilities (current).

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

For fiscal 2006, the Company estimates expenses at its facilities will be approximately $4.2 million for continuing environmental compliance. In addition, the Company estimates that capital expenditures for environmental compliance in fiscal 2006 will be approximately $0.8 million. Future expenditures relating to environmental matters will necessarily depend upon the application to Quanex and its facilities of future regulations and government decisions. Quanex will continue to have expenditures in connection with environmental matters beyond fiscal 2006, but it is not possible at this time to reasonably estimate the amount of those expenditures except as discussed above. Based upon its analysis and experience to date, Quanex does not believe that its compliance with the Clean Air Act or other environmental requirements will have a material adverse effect on its operations or financial condition.

Tax Liability

As reported in its annual report on Form 10-K for the year ended October 31, 2005, the Company is currently involved in a case in Tax Court regarding the disallowance of a capital loss realized in 1997 and 1998. During 2004, the Company made a tax payment of $10.0 million related to the case to curtail the accumulation of interest on the disputed amounts. The Company has reserves for income tax contingencies primarily associated with this case as of April 30, 2006 and October 31, 2005 of $12.9 million and $12.3 million, respectively. Adequate provision for such payment had been made in prior years and the Company believes the outcome of the case will not have a material impact on its financial position or results of operations.

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

14.                               Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” the results of operations, financial position and cash flows of Temroc and Piper Impact have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented. Temroc was sold on January 27, 2006, while Piper Impact was sold on January 25, 2005.

Comparative balance sheets of the discontinued operations were as follows:

	April 30, 2006	October 31, 2005
	(In thousands)
Current assets:
Accounts and notes receivable, net	$—	$3,408
Inventories	—	2,078
Income tax receivable	—	—
Other current assets	—	18
Total current assets	—	5,504
Property, plant and equipment, net	—	5,247
Other assets	—	599
Total assets	$—	$11,350

Current liabilities:
Accounts payable	$—	$2,591
Accrued liabilities	—	750
Other current liabilities	—	867
Total current liabilities	—	4,208
Other liabilities	—	2,120
Total liabilities	$—	$6,328

Operating results of the discontinued operations were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(In thousands)
Net sales	$—	$5,775	$5,230	$14,859

Income (loss) from discontinued operations	30	(1,200)	(154)	(3,386)
Gain (loss) on sale of discontinued operations	—	—	(311)	(6,358)
Income tax benefit (expense)	(11)	468	59	3,316
Income (loss) from discontinued operations, net of taxes	$19	$(732)	$(406)	$(6,428)

In order to best understand the amounts above, it is important to remember that Piper Impact was sold in January 2005 and Temroc was sold in January 2006. The losses realized in 2005 primarily relate to Piper Impact and the losses realized in 2006 relate to Temroc.

The sale of Temroc resulted in the disposition of the $0.4 million remaining Temroc goodwill. As Temroc was sold at the end of the first quarter, the working capital-based purchase price adjustment is pending and is expected to be settled in the third quarter of fiscal 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The discussion and analysis of Quanex Corporation and its subsidiaries’ (the Company’s) financial condition and results of operations should be read in conjunction with the April 30, 2006 and October 31, 2005 Consolidated Financial Statements of the Company and the accompanying notes.

Private Securities Litigation Reform Act

Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking” statements as defined under the Private Securities Litigation Reform Act of 1995.  Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature.  All statements which address future operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to volume, sales, operating income and earnings per share, and statements expressing general optimism about future operating results, are forward-looking statements.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections.  As and when made, management believes that these forward-looking statements are reasonable.  However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors exist that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements.  Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, the rate of change in prices for steel and aluminum scrap, availability of steel and aluminum scrap, energy costs, interest rates, construction delays, market conditions, particularly in the vehicular, home building and remodeling markets, any material changes in purchases by the Company’s principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, the discovery of unexpected environmental conditions, world-wide political stability and economic growth, the Company’s successful implementation of its internal operating plans and acquisition strategies, successful integration of recent acquisitions, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings.  Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved.  All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

Consolidated Results of Operations

Summary Information

	Three Months Ended April 30,				Six Months Ended April 30,
	2006	2005	Change	%	2006	2005(1)	Change	%
	(Dollars in millions)

Net sales	$507.2	$528.0	$(20.8)	(3.9)%	$951.8	$993.2	$(41.4)	(4.2)%
Cost of sales	396.6	400.6	(4.0)	(1.0)	748.6	768.6	(20.0)	(2.6)
Selling, general and administrative	23.9	24.1	(0.2)	(0.8)	44.8	46.9	(2.1)	(4.5)
Depreciation and amortization	17.9	16.8	1.1	6.5	35.3	31.8	3.5	11.0
Operating income	68.8	86.5	(17.7)	(20.5)	123.1	145.9	(22.8)	(15.6)
Operating income margin	13.6%	16.4%	(2.8)%		12.9%	14.7%	(1.8)%
Interest expense	(1.2)	(3.0)	1.8	60.0	(2.5)	(5.3)	2.8	52.8
Other, net	0.4	0.6	(0.2)	(33.3)	0.5	(1.4)	1.9	135.7
Income tax expense	(25.2)	(32.4)	7.2	22.2	(44.8)	(53.6)	8.8	16.4
Income from continuing operations	$42.8	$51.7	$(8.9)	(17.2)%	$76.3	$85.6	$(9.3)	(10.9)%

(1)                                  Fiscal 2005 includes Mikron’s results beginning December 9, 2004.

Overview

As expected, net sales and operating income for the three and six months ended April 30, 2006 declined when compared to the same period last year due to a reduction in volume versus the first half of 2005 pace that was best characterized as a period of customer “allocation” at a majority of the Company’s operations. This unusually high demand diminished during the second half of 2005 and volumes have returned to more normalized levels in 2006. In addition, the Vehicular Products segment had unusually high scrap surcharge recovery rates in the second quarter of 2005 as scrap prices were falling. In 2006, spreads at some operations have returned to more normalized levels, while others continue to show signs of strength. In all cases, the Company continues to effectively manage “controllable” costs as supported by the comparable reduction in selling, general and administrative costs even after factoring in $2.4 million of stock option expense in the first half of 2006. Non-operating items improved primarily as a result of lower debt and higher cash and equivalent balances.

Business Segments

Quanex has two market-focused segments:  Vehicular Products and Building Products.  The Vehicular Products segment produces engineered steel bars for the light vehicle, heavy duty truck, and off-road and construction equipment markets.  The Vehicular Products segment’s primary market drivers are North American light vehicle builds and, to a lesser extent, heavy duty truck builds.  The Building Products segment produces engineered products and components serving the window and door industry, and mill finished and coated aluminum sheet serving the broader building products markets.  The main market drivers of this segment are residential housing starts and remodeling expenditures.

Three and Six Months Ended April 30, 2006 Compared to Three and Six Months Ended April 30, 2005

Vehicular Products

	Three Months Ended April 30,				Six Months Ended April 30,
	2006	2005	Change	%	2006	2005	Change	%
	(Dollars in millions)

Net sales	$245.4	$283.7	$(38.3)	(13.5)%	$464.2	$553.3	$(89.1)	(16.1)%
Cost of sales	192.5	208.3	(15.8)	(7.6)	365.7	419.4	(53.7)	(12.8)
Selling, general and administrative	4.3	5.6	(1.3)	(23.2)	8.4	11.2	(2.8)	(25.0)
Depreciation and amortization	8.2	8.3	(0.1)	(1.2)	16.4	16.7	(0.3)	(1.8)
Operating income	$40.4	$61.5	$(21.1)	(34.3)%	$73.7	$106.0	$(32.3)	(30.5)%
Operating income margin	16.5%	21.7%	(5.2)%		15.9%	19.2%	(3.3)%

Segment demand was off compared to the allocation environment experienced in the first half of last year, and consequently, steel bar tons shipped were down approximately 6.9%. The bulk of the decline occurred in the first quarter which experienced a 12.0% decline in volumes whereas the second quarter’s comparison improved to a 1.1% decline in volume year over year. Customer inventories are at relatively normalized levels following very heavy buying this time last year, and light vehicle builds in the fiscal second quarter were down about 1% from the same period last year. The order backlog increased 22% over the first quarter, indicating low inventory levels in the supply chain, ramping up of new programs and further strengthening of the Company’s secondary markets.

Net sales for the second quarter of 2006 were lower than the second quarter of 2005 as a result of a 1.1% decrease in volume, coupled with a 12.5% decrease in average selling prices from a reduced surcharge. Net sales for the first six months of 2006 were lower than the same period of 2005 due to a 6.9% decrease in volume, coupled with a 9.9% decrease in average selling prices. The decrease in volume is due to the first half of 2005 being an exceptionally strong period with many customers on allocation. While base prices were slightly higher in the second quarter and first half of 2006 compared to the same period of 2005, the quarterly scrap surcharges were lower, which resulted in lower overall average selling prices.

Operating income for the second quarter and first six months of 2006 decreased 34.3% and 30.5% versus the same periods last year, respectively, due to lower scrap surcharges and the volume decline.  During the first three months of the year, volume declines period over period primarily caused the comparative decline in operating income.  Although the second quarter did experience slight volume decline year over year, the second quarter decline in operating income was primarily caused by a decline in spread per ton from lower scrap surcharges.  Spread per ton during the first six months of 2006 have been on an upward trend; however, since the spread per ton in the second quarter of fiscal 2005 was at an all time high from the Company’s scrap surcharge recovery mechanism, the second quarter 2006 spread was lower compared to the unusual 2005 level. Partially offsetting this spread decline is an improvement in selling, general and administrative expense primarily due to a reduction in the 2006 bad debt provision compared to 2005. The higher 2005 bad debt provision is associated with more exposure from the scrap surcharge environment that existed during the first half of 2005.

The decrease in operating income margin for the three and six month periods ending April 30, 2006 was a result of lower volumes when compared to the same period last year and normalized spreads in 2006 compared to higher than normal spreads in 2005.

Building Products

	Three Months Ended April 30,				Six Months Ended April 30,
	2006	2005	Change	%	2006	2005(1)	Change	%
	(Dollars in millions)

Net sales	$261.8	$244.3	$17.5	7.2%	$487.6	$439.9	$47.7	10.8%
Cost of sales	204.4	191.9	12.5	6.5	383.2	348.5	34.7	10.0
Selling, general and administrative	12.8	12.7	0.1	0.8	23.9	22.9	1.0	4.4
Depreciation and amortization	9.5	8.4	1.1	13.1	18.7	15.0	3.7	24.7
Operating income	$35.1	$31.3	$3.8	12.1%	$61.8	$53.5	$8.3	15.5%
Operating income margin	13.4%	12.8%	0.6%		12.7%	12.2%	0.5%

(1)          Fiscal 2005 includes Mikron’s results beginning December 9, 2004.

New home construction and remodeling activity was seasonally strong during the quarter, with annualized housing starts of approximately 2 million. Customer demand at the Company’s engineered window and door components business was excellent in the quarter and continues to build momentum. The aluminum sheet business experienced a 6.3% and 12.3% drop in volume during the second quarter and first half of the year, respectively. In addition to the strong allocation environment experienced in the first half of 2005, the current year volume declines are attributed to customer destocking along with a sharp rise in the London Metal Exchange (LME), which caused buyers to delay ordering in hopes of a correction. Nonetheless, the second quarter volume was within 6.3% of prior year, which is much improved compared to the 18.7% shortfall experienced in the first quarter. The improvement in customer backlog is consistent with seasonal demand pickup and bodes well for the third quarter.

The net sales increase over last year for the three months ended April 30, 2006 is a result of increased average selling prices at the Company’s aluminum operation partially offset by its lower volumes but favorably impacted by increased volumes across the remaining operations within the segment. These factors also resulted in an increase in net sales for the six months ended April 30, 2006 when compared to the year ago period. Additionally, the six month net sales increase is attributable to having Mikron for the full six months of 2006 versus four and a half months of last year. The increase for the second quarter of 2006 is comprised of a 5.8% increase in aluminum sheet net sales (12.9% increase in average selling price and 6.3% lower volume) and an 8.8% increase in net sales of the remaining operations.

The increase in operating income for the first six months of fiscal 2006 compared to the same period of 2005 is primarily a result of the acquisition of Mikron combined with improvements at the segment’s aluminum operation. While aluminum sheet volumes were lower in the second quarter and first half of 2006, spread increased compared to the relative year ago periods, the result of higher selling prices, relatively lower scrap costs and a better mix of value-added products. Increased volume at the window and door components operations also resulted in higher operating income in the second quarter of 2006 compared to last year. Also benefiting the first half of 2006 is a $2.0 million gain on the sale of Owens Corning receivables for which the Company had been carrying a reserve for several years including an allowance as of October 31, 2005. Partially offsetting these improvements is an increase in the six month depreciation and amortization expense attributable to having Mikron for the full six months of 2006 versus four and a half months of last year.

During 2006, the rise of aluminum on the LME has increased more than the cost of aluminum scrap. This, coupled with the segment’s continued focus on efficient manufacturing and more value-added sales, resulted in the operating income margin increases.

Corporate and Other

	Three Months Ended April 30,				Six Months Ended April 30,
	2006	2005	Change	%	2006	2005	Change	%
	(Dollars in millions)

Cost of sales	$(0.3)	$0.4	$(0.7)	(175.0)%	$(0.2)	$0.7	$(0.9)	(128.6)%
Selling, general and administrative	6.8	5.8	1.0	17.2	12.5	12.8	(0.3)	(2.3)
Depreciation and amortization	0.1	0.1	—	—	0.1	0.1	—	—
Operating loss	$(6.6)	$(6.3)	$(0.3)	4.8%	$(12.4)	$(13.6)	$1.2	(8.8)%

Corporate and other operating expenses, which are not in the two operating segments mentioned above, include the consolidated LIFO inventory adjustments (calculated on a combined pool basis), corporate office expenses and inter-segment eliminations. Included in the three and six months ended April 30, 2006 is stock option expense of $1.6 million and $2.4 million, respectively, which was not recorded in 2005. The decrease in 2006 versus 2005 is greater than reflected above when taking into consideration the stock option expense amounts. The primary cause for the decrease in corporate office expense in the three and six month periods ending April 30, 2006 was higher costs in the same periods of last year associated with the Company’s implementation of Sarbanes-Oxley Section 404.

Interest expense for the three and six months ended April 30, 2006 decreased $1.8 million and $2.8 million, respectively, from the same periods a year ago as a result of the decrease in the average debt outstanding for the comparative periods. During the first quarter of fiscal 2005, the Company borrowed approximately $190.0 million on its Bank Agreement to fund the December 2004 acquisition of Mikron. During the first half of fiscal 2006, the Company had no amounts outstanding under the Bank Agreement.

Other, net for the three months ended April 30, 2006 was income of $0.4 million compared to income of $0.6 million in the second quarter of 2005. Other, net for the six months ended April 30, 2006 was income of $0.5 million compared to expense of $1.4 million for the same period in 2005. The $1.9 million improvement is a result of increased interest income on the higher cash and equivalent balances combined with the change in the market value of the Company’s deferred compensation plan. Each quarter, the Company values its liability for the deferred compensation plan based upon the value of the underlying investment units, primarily Quanex common stock. The Company’s common stock price increased 8.0% from October 31, 2005 to April 30, 2006. As a comparison, the Company’s common stock price increased 49.3% for the same period the previous year, thus generating the higher expense in fiscal 2005.

The Company’s effective tax rate declined to 37.0% for the three and six months ended April 30, 2006 compared to 38.5% during the same periods of 2005. The lower effective rate in 2006 primarily resulted from the domestic manufacturing income deduction allowed by the passage of the AJC Act of 2004. Fiscal 2006 is the first year the Company could benefit from the deduction.

The year-over-year changes in income (loss) from discontinued operations, net of taxes, for the three and six months ended April 30, 2006, are the result of several items. The main difference is the loss recognized in the first quarter of fiscal 2005 related to the sale of the Piper Impact business compared to the loss on the sale of the Temroc business during the first quarter of fiscal 2006.

Outlook

Overall demand in the second half of 2006 is expected to be up appreciably compared to the second half of 2005, supported by a healthy economy, historically low interest rates and new programs at both operating segments.

In the Vehicular Products segment, business activity is expected to continue to improve, with second half 2006 steel bar ton shipments now expected to be much stronger than the second half of 2005, based on the strength of new powertrain related programs. Light vehicle builds are expected to remain on a 15.5 million annualized units pace while heavy truck production should remain robust at some 360,000 annualized builds as manufacturers attempt to sell ahead of 2007 EPA mandated diesel engine emission requirements. Steel scrap costs have experienced a modest upward swing recently, but the scrap surcharge mechanism will continue to maintain margin rates over time.

In the Building Products segment, housing starts in the second half of 2006 are expected to slow modestly from this time last year, while remodeling and replacement activities are expected to remain strong. At the segment’s engineered window and door components business, overall order activity is excellent. Through a combination of organic growth and recent acquisitions, the 2006 revenue growth in the window and door components business is expected to be some 15% over 2005. At the segment’s Nichols Aluminum sheet business, demand continues to rebound and the business now expects second half 2006 aluminum sheet shipments to be much stronger than second half 2005 shipments. With LME aluminum ingot prices at high levels and aluminum scrap cost increases expected to remain relatively more modest, Nichols expects to continue experiencing strong material spreads in the second half of 2006.

Cash provided by operating activities is expected to be stronger in the second half of 2006 on rising earnings compared to the first half of the year. Taken together, the 2006 sales and earnings outlook for Quanex is very favorable. Accordingly, for its third quarter and full year, Quanex expects to report diluted earnings per share from continuing operations within a range of $1.12 to $1.18 and $4.00 to $4.25, respectively.

Note that the substantial rise in LME aluminum ingot prices associated with the Nichols Aluminum business could require Quanex to book a non-cash LIFO charge for 2006.

Liquidity and Capital Resources

Sources of Funds

The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its secured $310.0 million Revolving Credit Agreement (the Bank Agreement).  The Bank Agreement expires on February 28, 2007. At April 30, 2006 and October 31, 2005, the Company had no borrowings under the Bank Agreement and had $125.0 million outstanding 2.50% Senior Convertible Debentures due May 15, 2034 (the Debentures). The aggregate availability under the Bank Agreement was $293.8 million at April 30, 2006, which is net of $16.2 million of outstanding letters of credit.

On February 23, 2006, the Board of Directors of the Company authorized an annual dividend increase that raised the annual cash dividend from $0.413 to $0.48 and the quarterly dividend from $0.103 to $0.12 per common share outstanding. The cash dividend was effective to shareholders of record on March 15, 2006 and payable on March 31, 2006.

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

The Company’s working capital was $191.3 million on April 30, 2006 compared to $133.9 million on October 31, 2005.  This $57.4 million working capital increase is primarily a result of the increased business activity in the second quarter of 2006 compared to the fourth quarter of 2005. Increased business will typically result in higher accounts receivable partially offset by higher accounts payable balances and more than likely higher inventory balances to support the higher sales levels. Accounts receivable and accounts payable increased $42.5 million and $33.7 million, respectively, from October 31, 2005 to April 30, 2006, resulting in a net $8.8 million increase in working capital. Inventory increased $22.9 million over the same period due to higher levels of inventory coupled with higher raw material unit costs. The higher volumes are to support both the increased sales volumes as well as to build inventory volumes in preparation for planned maintenance activities in the latter half of the year. The other contributing factor to the increase in working capital was the $11.7 million reduction in accrued liabilities. The majority of the decrease in accrued liabilities is related to the normal payout of annual discounts to customers that occurs late first quarter and early second quarter.

Operating Activities

Cash provided by operating activities during the six months ended April 30, 2006, was $67.5 million compared to $72.9 million for the same period of 2005.  The decrease is primarily a result of the lower earnings in the first half of 2006 compared to the same period of 2005.

Investment Activities

Net cash used for investment activities during the six months ended April 30, 2006, was $36.7 million compared to $210.8 million for the same period of 2005.  Investment activities for the six months ended April 30, 2006, included $5.4 million of proceeds from the sale of Temroc. Capital expenditures increased $21.0 million to $42.9 million in the six months ended April 30, 2006 from $21.9 million in the same period of the previous year.  Capital spending in the Vehicular Products segment increased by $19.0 million primarily due to the value added capacity projects at Macsteel. The Company estimates that fiscal 2006 capital expenditures will be approximately $75.0 million compared to approximately $51.0 million in fiscal 2005. Included in the $75.0 million expected fiscal 2006 expenditures is approximately $30.0 million related to the Macsteel value-added projects; these projects are expected to be near completion by December 2006, and the Company has not currently planned for projects with that level of capital requirement for 2007. At April 30, 2006, the Company had commitments of approximately $45.9 million for the purchase or construction of capital assets.  The Company plans to fund these capital expenditures with cash flow from operations.

Financing Activities

Net cash provided by financing activities for the six months ended April 30, 2006, was a use of cash of $18.1 million compared to a source of $113.0 million during the same prior year period. During the six months ended April 30, 2006, the Company purchased 531,750 shares of its common stock for $17.9 million.  The Company did not make any borrowings on the Bank Agreement in the first six months of 2006 compared to net borrowings of $110.0 million against the Bank Agreement during the same six month period of fiscal 2005. Additionally, the Company received $10.7 million in the six months ended April 30, 2006, for the issuance of common stock related to the exercise of options (including related tax benefits), versus $9.6 million in the same period last year. The $1.7 million increase in dividends paid for the six months of 2006, compared to 2005, is a result of the increases to the Company’s dividend rate effective September 2005 and March 2006.

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

New Accounting Pronouncements

Stock–Based Compensation

On November 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) issued by the Financial Accounting Standards Board (FASB) in December 2004. SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. Prior to November 1, 2005, under the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations in accounting for its stock option plans. Accordingly, prior to fiscal 2006, the Company recognized zero stock-based compensation expense in its income statement for non-qualified stock options, as the exercise price was equal to the closing market price of the Company’s stock on the date of grant. However, the Company did recognize stock-based compensation expense for its restricted stock plans as discussed in Note 15, Restricted Stock and Stock Option Plans, of the Notes to the Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended October 31, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company elected the modified prospective transition method as permitted by the adoption of SFAS 123R. Under this transition method, stock-based compensation expense beginning as of November 1, 2005 includes (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the original proforma provisions of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to October 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, unearned compensation was shown as a reduction of stockholders’ equity. The November 1, 2005 unearned compensation balance of $1.4 million was reclassified against additional paid-in-capital upon adoption of SFAS 123R. In fiscal 2006 and future periods, common stock par value will be recorded when the restricted stock is issued and additional paid-in-capital will be increased as the restricted stock compensation cost is recognized for financial reporting purposes. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the income statement beginning November 1, 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, when necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s proforma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Prior to the implementation of SFAS 123R, the Company computed stock-based compensation cost for employees eligible to retire over the standard vesting period of the grants. Upon adoption of SFAS 123R, the Company amortizes new option grants to such retirement-eligible employees immediately upon grant, consistent with the retirement vesting acceleration provisions of these grants. For employees near retirement age, the Company amortizes such grants over the period from the grant date to the retirement date if such period is shorter than the standard vesting schedule.

The following is the effect of adopting SFAS 123R as of November 1, 2005 (in thousands except per share amounts):

	Three Months Ended April 30, 2006	Six Months Ended April 30, 2006

Decrease in operating income and income from continuing operations	$1,575	$2,360
Related deferred income tax benefit	(583)	(873)
Decrease in net income	$992	$1,487

Decrease in basic earnings per common share	$(0.03)	$(0.04)
Decrease in diluted earnings per common share	$(0.02)	$(0.04)

The amounts above relate to the impact of recognizing compensation expense for stock options only, as compensation expense related to restricted stock was recognized by the Company before implementation of SFAS 123R under previous accounting standards.

In accordance with SFAS 123R, the consolidated statements of cash flow report the excess tax benefits from the stock-based compensation as financing cash inflows. For the three and six months ended April 30, 2006, $4.4 million and $3.9 million, respectively, of excess tax benefits were reported as financing cash inflows.

Under SFAS 123R, the Company continues to use the Black-Scholes option-pricing model to estimate the fair value of its stock options. However, the Company has applied the expanded guidance under SFAS 123R and SAB 107 to the development of its assumptions used as inputs for the Black-Scholes option pricing model for grants beginning November 1, 2005. The Company’s fair value determination of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

See Note 11 in Part I, Item 1 of this Form 10-Q for additional stock-based compensation disclosures.

Other

In October 2004, the President signed into law the American Jobs Creation Act (the AJC Act). The AJC Act allows for a federal income tax deduction for a percentage of income earned from certain domestic production activities. The Company’s U.S. production activities qualify for the deduction. Based on the effective date of this provision of the AJC Act, the Company is eligible for this deduction beginning in fiscal 2006. Additionally, in December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1, which was effective upon issuance, requires the Company to treat the tax deduction as a special deduction instead of a change in tax rate that would have impacted the existing deferred tax balances. The Company has estimated that this special deduction will reduce the Company’s effective tax rate in fiscal 2006 by approximately 1%.

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

At April 30, 2006, the Company had fixed-rate debt totaling $126.8 million or 94.9% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $6.8 million, or 5.1% of total debt, at April 30, 2006. Based on the floating-rate obligations outstanding at April 30, 2006, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $68 thousand.

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

Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum.  To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect.  During the first quarter of 2006, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. There were no outstanding LME hedges as of April 30, 2006.

Within the Building Products segment, polyvinyl resin (PVC) is the significant raw material consumed during the manufacture of vinyl extrusions. The Company has a monthly resin adjustor in place with its customers that is adjusted based upon published industry resin prices. This adjuster effectively shares the base pass-through price changes of PVC with its customers commensurate with the market at large. The Company’s long-term exposure to changes in PVC prices is thus significantly reduced due to the contractual component of the resin adjustor program.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and acting Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of April 30, 2006. Based on that evaluation, the Chief Executive Officer and acting Principal Financial Officer concluded that, as of April 30, 2006, the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the last quarter, there have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note Thirteen to the consolidated financial statements in Item 1 Financial Statements of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.

Item 4. Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Shareholders on February 23, 2006. An independent inspector of election and vote tabulator was engaged to tabulate shareholder votes.

Proxies for the meeting were solicited pursuant to Regulation 14A under the 1934 Act. There was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement distributed to shareholders, and all such nominees (Donald G. Barger, Jr. and Raymond A. Jean) were elected. The following sets forth the number of shares that voted for and for which votes were withheld for each of such persons:

	For	Withheld
Donald G. Barger, Jr.	22,342,671	701,191
Raymond A. Jean	22,409,338	634,524

Additionally, at the Annual Meeting, the following proposals were voted upon and approved:

Proposal Two. To approve the Quanex Corporation 2006 Omnibus Incentive Plan (the 2006 Plan)

	Votes For	Votes Against	Votes Abstained	Broker Nonvotes
Shares voted	18,662,725	1,919,972	394,740	4,068,323

Proposal Three. To approve the material terms of the performance criteria for performance stock awards and performance unit awards under the 2006 Plan

	Votes For	Votes Against	Votes Abstained	Broker Nonvotes
Shares voted	19,612,131	974,447	390,856	4,068,326

Proposal Four. To approve the material terms of the performance criteria for annual incentive awards under the 2006 Plan

	Votes For	Votes Against	Votes Abstained	Broker Nonvotes
Shares voted	22,117,617	529,573	396,670	2,001,900

Item 6. Exhibits

Exhibit Number	Description of Exhibits

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

4.2

Revolving Credit Agreement dated as of November 26, 2002, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2002, and incorporated herein by reference.  Certain schedules and exhibits to this Revolving Credit Agreement were not filed with this exhibit. The Company agrees to furnish supplementally any omitted schedule or exhibit to the SEC upon request.

4.3

First Amendment to Security Agreement, dated February 17, 2003, effective November 26, 2002, filed as Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2003, and incorporated herein by reference.

4.4

Consent and First Amendment to Revolving Credit Agreement dated December 19, 2003, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2003, and incorporated herein by reference. Certain schedules and exhibits to this Consent and First Amendment to Revolving Credit Agreement have not been filed with this exhibit. The Company agrees to furnish supplementally any omitted schedule or exhibit to the SEC upon request.

Exhibit Number	Description of Exhibits

4.5

Waiver and Second Amendment to Revolving Credit Agreement dated March 11, 2004, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks filed as Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 2004, and incorporated herein by reference.

4.6

Form of Consent to Requested Extension to Revolving Credit Maturity Date under the Quanex Corporation Revolving Credit Agreement dated April 7, 2004, filed as Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004, and incorporated herein by reference.

4.7

Form of Consent and Third Amendment to Revolving Credit Agreement dated April 9, 2004, by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks, filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004, and incorporated herein by reference.

4.8

Indenture dated as of May 5, 2004 between Quanex Corporation and Union Bank of California, N.A. as trustee relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004, and incorporated herein by reference.

4.9

Registration Rights Agreement dated as of May 5, 2004 among Quanex Corporation, Credit Suisse First Boston LLC, Bear, Stearns & Co. Inc., Robert W. Baird & Co. Incorporated, and KeyBanc Capital Markets relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004, and incorporated herein by reference.

4.10

Third Amended and Restated Rights Agreement dated as of September 15, 2004, between the Registrant and Wells Fargo Bank, N.A. as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated September 17, 2004, and incorporated herein by reference.

4.11

Form of Consent and Fourth Amendment to Revolving Credit Agreement dated November 18, 2004 by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks, filed as Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2004, and incorporated herein by reference.

4.12

Supplemental Indenture dated as of January 25, 2005 by and between the Company and Union Bank of California, N.A., as trustee, to the indenture governing the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated January 26, 2005, and incorporated herein by reference.

4.13

Fifth Amendment to Revolving Credit Agreement dated March 11, 2005 by and among Quanex Corporation, the financial institutions from time to time signatory thereto and Comerica Bank, as agent for the banks, filed as Exhibit 4.12 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 2005, and incorporated herein by reference.

Exhibit Number	Description of Exhibits

† 10.1	Quanex Corporation 2006 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated February 27, 2006, and incorporated herein by reference.

* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

* 31.2	Certification by acting principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QUANEX CORPORATION

/s/ Brent L. Korb
Brent L. Korb
Date: June 2, 2006	Vice President – Corporate Controller (Principal Accounting Officer and acting Principal Financial Officer)