Form 10-Q
period 2006-07-31
QUANEX CORP
filed 2006-08-30
CIK 276889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
OR
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
Registrant’s telephone number, including area code: (713) 961-4600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 25, 2006

Common Stock, par value $0.50 per share	36,964,588

QUANEX CORPORATION
INDEX

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
QUANEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
	2006	2005
	(In thousands except
ASSETS	share data)
Current assets:
Cash and equivalents	$61,151	$49,681
Accounts and notes receivable, net of allowance of $4,657 and $7,609	184,413	152,072
Inventories	156,424	133,003
Deferred income taxes	10,212	12,864
Other current assets	6,396	4,669
Current assets of discontinued operations	—	5,504

Total current assets	418,596	357,793

Property, plant and equipment, net	437,500	423,942
Goodwill	196,349	196,341
Cash surrender value insurance policies, net	24,733	24,927
Intangible assets, net	77,053	82,360
Other assets	9,814	9,002
Assets of discontinued operations	—	5,846

Total assets	$1,164,045	$1,100,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$164,522	$129,152
Accrued liabilities	57,657	73,616
Income taxes payable	9,220	14,465
Current maturities of long-term debt	2,727	2,459
Current liabilities of discontinued operations	—	4,208

Total current liabilities	234,126	223,900

Long-term debt	130,680	133,462
Deferred pension credits	—	8,158
Deferred postretirement welfare benefits	7,296	7,519
Deferred income taxes	62,224	58,836
Non-current environmental reserves	5,911	6,732
Other liabilities	2,508	2,742
Liabilities of discontinued operations	—	2,120

Total liabilities	442,745	443,469

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding none	—	—
Common stock, $0.50 par value, shares authorized 50,000,000; issued 38,319,959 and 38,198,199	19,155	19,092
Additional paid-in-capital	207,225	198,333
Retained earnings	546,396	445,670
Unearned compensation	—	(1,388)
Accumulated other comprehensive loss	(3,172)	(3,217)

	769,604	658,490
Less treasury stock, at cost, 1,225,042 and 0 shares	(46,556)	—
Less common stock held by Rabbi Trust, 130,329 shares	(1,748)	(1,748)

Total stockholders’ equity	721,300	656,742

Total liabilities and stockholders’ equity	$1,164,045	$1,100,211

The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Net sales	$553,047	$492,559	$1,504,852	$1,485,737
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	442,789	373,323	1,191,414	1,141,897
Selling, general and administrative expense	23,963	26,938	68,776	73,869
Depreciation and amortization	17,268	16,077	52,566	47,844

Operating income	69,027	76,221	192,096	222,127
Interest expense	(1,234)	(2,463)	(3,689)	(7,758)
Other, net	2,296	(743)	2,763	(2,082)

Income from continuing operations before income taxes	70,089	73,015	191,170	212,287
Income tax expense	(25,186)	(28,110)	(69,986)	(81,734)

Income from continuing operations	44,903	44,905	121,184	130,553
Income (loss) from discontinued operations, net of taxes	(20)	27	(115)	(2,039)
Gain (loss) on sale of discontinued operations, net of taxes	250	(217)	(61)	(4,579)

Net income	$45,133	$44,715	$121,008	$123,935

Basic earnings per common share:
Earnings from continuing operations	$1.20	$1.19	$3.21	$3.46
Income (loss) from discontinued operations	$—	$(0.01)	$(0.01)	$(0.17)

Basic earnings per share	$1.20	$1.18	$3.20	$3.29

Diluted earnings per common share:
Earnings from continuing operations	$1.14	$1.14	$3.05	$3.33
Income (loss) from discontinued operations	$—	$(0.01)	$—	$(0.16)

Diluted earnings per share	$1.14	$1.13	$3.05	$3.17

Weighted-average common shares outstanding:
Basic	37,531	37,857	37,785	37,700
Diluted	39,857	39,945	40,190	39,591

Cash dividends per share	$0.1200	$0.0900	$0.3433	$0.2700
The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	July 31,
	2006	2005
Operating activities:	(In thousands)
Net income	$121,008	$123,935
Loss (income) from discontinued operations	176	6,618
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	53,045	48,283
Deferred income taxes	6,040	3,150
Stock-based compensation	3,883	590
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in accounts and notes receivable	(32,335)	16,162
(Increase) decrease in inventory	(23,396)	(6,040)
Increase (decrease) in accounts payable	35,370	(40,730)
Increase (decrease) in accrued liabilities	(12,846)	(847)
Increase (decrease) in income taxes payable	(5,253)	11,491
Increase (decrease) in deferred pension and postretirement benefits	(11,942)	1,544
Other, net	(4,024)	(1,275)

Cash provided by (used for) operating activities from continuing operations	129,726	162,881
Cash provided by (used for) operating activities from discontinued operations	(762)	(2,147)

Cash provided by (used for) operating activities	128,964	160,734

Investing activities:
Acquisitions, net of cash acquired	—	(200,519)
Proceeds from sale of discontinued operations	5,683	11,592
Capital expenditures, net of retirements	(60,964)	(35,297)
Retired executive life insurance proceeds	461	—
Other, net	275	674

Cash provided by (used for) investing activities from continuing operations	(54,545)	(223,550)
Cash provided by (used for) investing activities from discontinued operations	(14)	(362)

Cash provided by (used for) investing activities	(54,559)	(223,912)

Financing activities:
Bank borrowings (repayments), net	(2,514)	29,865
Common stock dividends paid	(13,165)	(10,351)
Issuance of common stock from option exercises, including related tax benefits	11,112	10,328
Purchase of treasury stock	(58,326)	—
Other, net	—	568

Cash provided by (used for) financing activities from continuing operations	(62,893)	30,410
Cash provided by (used for) financing activities from discontinued operations	(56)	(158)

Cash provided by (used for) financing activities	(62,949)	30,252

Effect of exchange rate changes on cash equivalents	14	10
Increase (decrease) in cash and equivalents	11,470	(32,916)
Cash and equivalents at beginning of period	49,681	41,743

Cash and equivalents at end of period	$61,151	$8,827

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,020	$7,959
Cash paid during the period for income taxes	$64,493	$58,914
Cash received during the period for income tax refunds	$—	$171
The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
		Additional		Other	Treasury	Total
	Common	Paid-in	Retained	Comprehensive	Stock &	Stockholders'
Nine months ended July 31, 2006	Stock	Capital	Earnings	Income (Loss)	Other	Equity
	(In thousands, except per share amounts)
Balance at October 31, 2005	$19,092	$198,333	$445,670	$(3,217)	$(3,136)	$656,742
Net income			121,008			121,008
Common dividends ($0.34 per share)			(13,165)			(13,165)
Treasury shares purchased, at cost					(58,326)	(58,326)
Reclassification of unearned compensation for restricted stock		(1,388)			1,388	—
Stock option and restricted stock activity, including related tax benefit	63	10,280	(7,117)		11,770	14,996
Other				45		45

Balance at July 31, 2006	$19,155	$207,225	$546,396	$(3,172)	$(48,304)	$721,300

The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
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
Stock—Based Compensation
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

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following is the effect of adopting SFAS 123R as of November 1, 2005 (in thousands except per share amounts):

	Three Months Ended	Nine Months Ended
	July 31, 2006	July 31, 2006
Decrease in operating income and income from continuing operations	$744	$3,104
Related deferred income tax benefit	(275)	(1,148)

Decrease in net income	$469	$1,956

Decrease in basic earnings per common share	$(0.01)	$(0.05)
Decrease in diluted earnings per common share	$(0.01)	$(0.05)
The amounts above relate to the impact of recognizing compensation expense for stock options only, as compensation expense related to restricted stock was recognized by the Company before implementation of SFAS 123R under previous accounting standards.
In accordance with SFAS 123R, the consolidated statements of cash flow report the excess tax benefits from the stock-based compensation as financing cash inflows. For the three and nine months ended July 31, 2006, $0.3 million and $4.7 million, respectively, of excess tax benefits were reported as financing cash inflows.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Under SFAS 123R, the Company continues to use the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. However, the Company has applied the expanded guidance under SFAS 123R and SAB 107 for the development of the assumptions used as inputs for the Black-Scholes-Merton option pricing model for grants beginning November 1, 2005. The Company’s fair value determination of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
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
Other
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which is effective for fiscal years beginning after December 15, 2006 (as of November 1, 2007 for the Company) and is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition and expanded disclosure requirements. The Company is currently assessing the impact, if any, that the adoption of FIN 48 will have on the Company’s financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements". SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 (the Company’s fiscal 2007) and requires retrospective application to prior period financial statements of voluntary changes in accounting principles, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The impact of SFAS 154 will depend on the nature and extent of voluntary accounting changes or error corrections, if any, after the effective date, but the Company does not expect SFAS 154 to have a material impact on its consolidated financial statements.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Acquired Intangible Assets
Intangible assets consist of the following (in thousands):

	As of July 31, 2006		As of October 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Non-compete agreements	$264	$237	$313	$247
Patents	25,877	6,751	25,877	4,149
Trademarks and trade names	37,930	3,282	37,930	2,013
Customer relationships	23,691	3,064	23,691	1,893
Other intangibles	1,201	776	1,201	550

Total	$88,963	$14,110	$89,012	$8,852

Unamortized intangible assets:
Trade name	$2,200		$2,200
The aggregate amortization expense for the three and nine month periods ended July 31, 2006 was $1.8 million and $5.3 million, respectively. The aggregate amortization expense for the three and nine month periods ended July 31, 2005 was $1.8 million and $4.9 million, respectively. Estimated amortization expense for the next five years, based upon the amortization of pre-existing intangibles follows (in thousands):

Fiscal Years Ending	Estimated
October 31,	Amortization
2006 (remaining three months)	$1,769
2007	7,033
2008	5,757
2009	3,873
2010	$3,792

4.	Inventories
Inventories consist of the following:

	July 31	October 31,
	2006	2005
	(In thousands)
Raw materials	$44,479	$32,696
Finished goods and work in process	95,656	86,077

	140,135	118,773
Supplies and other	16,289	14,230

Total	$156,424	$133,003

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	July 31	October 31,
	2006	2005
	(In thousands)
LIFO	$70,531	$62,820
FIFO	85,893	70,183

Total	$156,424	$133,003

An actual valuation of inventory under the last in, first out (LIFO) method can be made only at the end of each year based on the inventory costs and levels at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs and levels. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, the Company performs a projection of the year-end LIFO reserve and considers expected year-end inventory pricing and expected inventory levels. Depending on this projection, the Company may record an interim allocation of the projected year-end LIFO calculation. With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $40.3 million and $34.3 million as of July 31, 2006 and October 31, 2005, respectively.

5.	Earnings Per Share
The computational components of basic and diluted earnings per share from continuing operations are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended
	July 31, 2006			July 31, 2005
			Per-			Per-
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$44,903	37,531	$1.20	$44,905	37,857	$1.19

Effect of dilutive securities
Common stock equivalents arising from settlement of contingent convertible debentures	493	1,776		480	1,360
Common stock equivalents arising from stock options	—	354		—	581
Restricted stock		66		—	15
Common stock held by rabbi trust		130		—	132

Diluted earnings per share	$45,396	39,857	$1.14	$45,385	39,945	$1.14

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	For the Nine Months Ended
	July 31, 2006			July 31, 2005
			Per-			Per-
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$121,184	37,785	$3.21	$130,553	37,700	$3.46

Effect of dilutive securities
Common stock equivalents arising from settlement of contingent convertible debentures	1,477	1,785		1,441	1,141
Common stock equivalents arising from stock options		433		—	603
Restricted stock		57		—	15
Common stock held by rabbi trust		130		—	132

Diluted earnings per share	$122,661	40,190	$3.05	$131,994	39,591	$3.33

The computation of diluted earnings per share excludes outstanding options in periods where inclusion of such options would be anti-dilutive in the periods presented. Options to purchase 0.2 million shares of common stock were outstanding as of July 31, 2006 but were not included in the computation of diluted earnings per share for the three and nine months ended July 31, 2006 as the options’ exercise price was greater than the average market price of the common stock during those periods.
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
Comprehensive income comprises of net income and all other non-owner changes in equity, including realized and unrealized gains and losses on derivatives, minimum pension liability adjustments and foreign currency translation adjustments. Comprehensive income for the three and nine months ended July 31, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(In thousands)
Comprehensive income:
Net income	$45,133	$44,715	$121,008	$123,935
Foreign currency translation adjustment	(14)	21	45	(2)

Total comprehensive income, net of taxes	$45,119	$44,736	$121,053	$123,933

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Long-term Debt
Long-term debt consists of the following:

	July 31,	October 31,
	2006	2005
	(In thousands)
“Bank Agreement” Revolver	$—	$—
2.50% Convertible Senior Debentures due 2034	125,000	125,000
City of Richmond, Kentucky Industrial Building Revenue Bonds	5,000	7,175
City of Huntington, Indiana Economic Development Revenue Bonds principle due 2010	1,665	1,665
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	1,600	1,800
Capital lease obligations and other	142	281

	$133,407	$135,921
Less maturities due within one year included in current liabilities	2,727	2,459

	$130,680	$133,462

Approximately 95% and 93% of the total debt had a fixed interest rate at July 31, 2006 and October 31, 2005, respectively. See Interest Rate Risk section in Item 3 Quantitative and Qualitative Disclosures about Market Risk of this Form 10-Q for additional discussion.
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
The Bank Agreement requires maintenance of certain financial ratios and maintenance of a minimum consolidated tangible net worth. As of July 31, 2006, the Company was in compliance with all current Bank Agreement covenants. The Company had no borrowings under the Bank Agreement as of July 31, 2006 and October 31, 2005. The aggregate availability under the Bank Agreement was $296.0 million at July 31, 2006, which is net of $14.0 million of outstanding letters of credit.
The Company anticipates executing a new five-year unsecured bank agreement prior to the end of calendar 2006. The new facility is expected to be increased to approximately $350.0 million and is expected to bear interest at LIBOR based on a combined leverage and ratings grid.
Convertible Senior Debentures
On May 5, 2004, the Company issued $125.0 million of the Debentures in a private placement offering. The Debentures were subsequently registered in October 2004 pursuant to the registration rights agreement entered into in connection with the offering. In June 2006, the Company filed a post-effective amendment to deregister all unsold securities under the registration statement as the Company’s obligation to maintain the effectiveness of such registration statement has expired; the post-effective amendment has not yet been declared effective. The net proceeds from the offering, totaling approximately $122.0 million, were used to repay a portion of the amounts outstanding under the Bank

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Agreement. The Debentures are general unsecured senior obligations, ranking equally in right of payment with all existing and future unsecured senior indebtedness, and senior in right of payment to any existing and future subordinated indebtedness. The Debentures are effectively subordinated to all senior secured indebtedness and all indebtedness and liabilities of subsidiaries, including trade creditors.
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
The Debentures are convertible into shares of Quanex common stock, upon the occurrence of certain events, at an adjusted conversion rate of 39.2978 shares of common stock per $1,000 principal amount of notes. This conversion rate is equivalent to an adjusted conversion price of $25.45 per share of common stock, subject to adjustment in some events such as a common stock dividend or an increase in the cash dividend. Adjustments to the conversion rate are made when the cumulative adjustments exceed 1% of the conversion rate. In January 2005, the Company announced that it had irrevocably elected to settle the principal amount of the Debentures in cash when they become convertible and are surrendered by the holders thereof. The Company retains its option to satisfy any excess conversion obligation (stock price in excess of conversion price) with either shares, cash or a combination of shares and cash. Based on the provisions of EITF Issue No. 01-6 "The Meaning of Indexed to a Company’s Own Stock” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock", the conversion feature of the Debenture is not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and accordingly has not been bifurcated and accounted for separately as a derivative under SFAS 133.
Effective May 1, 2005, the Debentures became convertible and continue to be convertible through the quarter ending October 31, 2006. For each quarter in this period, the convertibility was triggered when the closing price of the Company’s common stock exceeded the contingent conversion threshold price of approximately $30.54 for at least 20 of the last 30 trading days of the previous fiscal quarter.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Pension Plans and Other Postretirement Benefits
The components of net pension and other postretirement benefit cost are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(In thousands)
Pension Benefits:
Service cost	$1,302	$1,496	$3,641	$3,208
Interest cost	1,135	918	3,055	2,634
Expected return on plan assets	(1,393)	(1,216)	(3,327)	(2,651)
Amortization of unrecognized transition asset	26	29	—	(36)
Amortization of unrecognized prior service cost	44	32	150	145
Amortization of unrecognized net loss	222	286	720	684

Net periodic pension cost	$1,336	$1,545	$4,239	$3,984

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(In thousands)
Postretirement Benefits:
Service cost	$3	$3	$54	$74
Interest cost	22	65	286	366
Net amortization and deferral	(5)	60	(40)	(51)

Net periodic postretirement benefit cost	$20	$128	$300	$389

During the three and nine months ended July 31, 2006, the Company contributed $15.0 million and $16.0 million, respectively, to its defined benefit plans. The $16.0 million contribution includes $13.9 million of voluntary contributions in addition to $2.1 million of minimum required contributions.

9.	Industry Segment Information
Quanex manages the Company as a market-focused enterprise which utilizes its resources for two target markets where its products are sold: the Vehicular Products segment and the Building Products segment. These markets are driven by distinct economic indicators; domestic light vehicle builds and heavy duty truck builds primarily drive the Vehicular Products segment while housing starts and remodeling expenditures primarily drive the Building Products segment. The Vehicular Products segment includes engineered steel bar manufacturing, steel bar and tube heat-treating services, and steel bar and tube corrosion and wear resistant finishing services. The Building Products segment produces mill finished and coated aluminum sheet and various window and door products for the building products markets. Corporate and other includes corporate office charges and assets, intersegment eliminations and consolidated LIFO inventory adjustments.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(In thousands)
Net Sales
Vehicular products	$259,836	$233,687	$724,006	$786,943
Building products(1)	293,211	258,872	780,846	698,794

Consolidated	$553,047	$492,559	$1,504,852	$1,485,737

Operating Income (Loss)
Vehicular products	$40,297	$47,932	$113,968	$153,943
Building products(1)	41,639	42,804	103,411	96,267
Corporate & other	(12,909)	(14,515)	(25,283)	(28,083)

Consolidated	$69,027	$76,221	$192,096	$222,127

	July 31,	October 31,
	2006	2005
	(In thousands)
Identifiable Assets
Vehicular products	$465,105	$425,536
Building products(1)	645,799	618,112
Corporate & other	53,141	45,213
Discontinued operations(2)	—	11,350

Consolidated	$1,164,045	$1,100,211

Goodwill
Vehicular products	$—	$—
Building products(1)	196,349	196,341

Consolidated	$196,349	$196,341

(1)	Fiscal 2005 includes Mikron as of December 9, 2004.

(2)	Temroc and Piper Impact are included in discontinued operations for all periods presented.

10.	Stock Repurchase Program and Treasury Stock
On August 26, 2004, the Company’s Board of Directors approved an increase in the number of authorized shares in the Company’s existing stock buyback program, up to 2.25 million shares; and on August 24, 2006 the Board of Directors approved an additional increase of 2.0 million shares to the existing program. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company uses a moving average method on the subsequent reissuance of shares, and any resulting proceeds in excess of cost are credited to additional paid in capital while any deficiency is charged to retained earnings. The Company purchased 1,573,950 treasury shares for $58.3 million during the nine months ended July 31, 2006. As of July 31, 2006, the number of shares in treasury was reduced to 1,225,042 resulting primarily from stock option exercises. There were no treasury shares purchased during fiscal 2005. As of July 31, 2006, the remaining shares authorized for repurchase in the program was 676,050. After considering the approval of additional shares in the program in August 2006, the remaining shares authorized for repurchase was increased to 2,676,050.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Stock-Based Compensation
In the first quarter of fiscal 2006, the Company adopted SFAS 123R which required the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements beginning as of November 1, 2005. See Note 2 for impact of the adoption.
The Company has restricted stock and stock option plans which provide for the granting of common shares or stock options to key employees and non-employee directors. The Company’s practice is to grant options and restricted stock to directors on October 31st of each year, with an additional grant of options to each director on the date of his or her first anniversary of service. Additionally, the Company’s practice is to grant options and restricted stock to employees at the Company’s December board meeting and occasionally to key employees on their respective date of hire. The exercise price of the option awards is equal to the closing market price on these pre-determined dates. The following table shows a summary of information with respect to stock option and restricted stock compensation for 2006 and restricted stock compensation for 2005, which are included in the consolidated statements of income for those respective periods:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(In thousands)
Total pretax stock-based compensation expense included in net income	$1,086	$328	$3,883	$590
Income tax benefit related to stock-based compensation included in net income	$402	$126	$1,437	$228
The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the three or nine months ended July 31, 2006 and 2005. Cash received from option exercises for the nine months ended July 31, 2006 and 2005 was $6.4 million and $6.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercises and lapses on restricted stock totaled $4.7 million and $4.1 million for the nine months ended July 31, 2006 and 2005, respectively.
The Company generally issues shares from treasury, if available, to satisfy stock option exercises. If there are no shares in treasury, the Company issues additional shares of common stock.
Restricted Stock Plans
Under the Company’s restricted stock plans, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted shares at July 31, 2006, and changes during the nine months ended July 31, 2006, is presented below:

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Nonvested at October 31, 2005	115,650	$22.31
Granted	33,885	40.50
Vested	(6,750)	17.60
Forfeited	(18,000)	20.87

Nonvested at July 31, 2006	124,785	$27.71

The weighted-average grant-date fair value of restricted stock granted during the nine months ended July 31, 2006 and 2005 was $40.50 and $26.61, respectively. The total fair value of restricted stock vested during the nine months ended July 31, 2006 and 2005 was $0.1 million and $0.2 million, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $1.6 million as of July 31, 2006. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Valuation of Stock Options under SFAS 123R
Under SFAS 123R, the Company continues to use the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. However, the Company has applied the expanded guidance under SFAS 123R and SAB 107 for the development of its assumptions used as inputs for the Black-Scholes-Merton option pricing model for grants beginning November 1, 2005. Expected volatility is determined using historical volatilities based on historical stock prices for a period that matches the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the option’s vesting and contractual expiration dates. The expected term assumption is developed by using historical exercise data adjusted as appropriate for future expectations. Separate groups of employees that have similar historical exercise behavior are considered separately. Accordingly, the expected term range given below results from certain groups of employees exhibiting different behavior. The risk-free rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The fair value of each option was estimated on the date of grant. The following is a summary of valuation assumptions for grants during the nine months ended July 31, 2006 and 2005:

	Grants During the
	Nine Months Ended July 31,
	2006	2005
Valuation assumptions	(SFAS 123R)	(SFAS 123)
Weighted-average expected volatility	35.00%	35.38%
Expected term (in years)	4.8-5.2	5.0
Risk-free interest rate	4.45%	3.49%
Expected dividend yield over expected term	2.00%	1.53%
The weighted-average grant-date fair value of options granted during the nine months ended July 31, 2006 and 2005 was $12.78 and $8.42, respectively. The increase in per share fair value of the options was primarily related to the increase in the Company’s stock price on the date of grant from an average price of approximately $27 per share for grants during the nine months ended fiscal 2005 to $41 per share for the same period of 2006.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Proforma Effect Prior to the Adoption of SFAS 123R
The following table presents the proforma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation prior to the adoption of SFAS 123R during the three and nine month period ending July 31, 2005 (in thousands except per share amounts).

	Three Months Ended	Nine Months Ended
	July 31, 2005	July 31, 2005
Net income, as reported	$44,715	$123,935
Add: Restricted stock compensation, net of forfeitures included in reported net income, net of tax	202	363
Deduct: Total stock-based employee compensation (restricted stock amortization and stock option expense determined under SFAS 123 fair value based method), net of related tax effects	(744)	(1,886)

Pro forma net income	$44,173	$122,412

Earnings per common share:
Basic as reported	$1.18	$3.29
Basic pro forma	$1.17	$3.25
Diluted as reported	$1.13	$3.17
Diluted pro forma	$1.12	$3.13
Disclosures for the three and nine months ended July 31, 2006 are not presented as the amounts are recognized in the consolidated financial statements.
2006 Omnibus Incentive Plan
At the Company’s annual meeting in February 2006, the Company’s stockholders approved the Quanex Corporation 2006 Omnibus Incentive Plan (the 2006 Plan). The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance unit awards, annual incentive awards, other stock-based awards and cash-based awards. The 2006 Plan is administered by the Compensation Committee of the Board and allows for immediate, graded or cliff vesting options, but options must be exercised no later than ten years from the date of grant. The aggregate number of shares of common stock authorized for grant under the 2006 Plan is 2,625,000. Any officer, key employee and / or non-employee director of the Company or any of its affiliates is eligible for awards under the 2006 Plan. The initial awards granted under the 2006 Plan were during the third fiscal quarter of 2006; these awards provided for three-year vesting with service as the vesting condition.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of stock option activity under the 2006 Plan during the nine months ended July 31, 2006 is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic Value
	Shares	Per Share	Term (in years)	(000's)
Outstanding at October 31, 2005	—	—
Granted	23,250	$37.13
Exercised	—	—
Cancelled	(2,000)	39.32
Expired	—	—

Outstanding at July 31, 2006	21,250	$36.93	9.9	$0

Exercisable at July 31, 2006	—	—		—

A summary of the nonvested stock option shares under the 2006 Plan during the nine months ended July 31, 2006 is presented below:

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Nonvested at October 31, 2005	—	—
Granted	23,250	$11.96
Vested	—	—
Forfeited	(2,000)	$12.97

Nonvested at July 31, 2006	21,250	$11.86

Total unrecognized compensation cost related to stock options granted under this plan was $0.2 million as of July 31, 2006. That cost is expected to be recognized over a weighted-average period of 2.5 years.
Key Employee and Non-Employee Director Stock Option Plans
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

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of stock option activity under the 1996 Plan and the 1997 Plan during the nine months ended July 31, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic Value
	Shares	Per Share	Term (in years)	(000's)
Outstanding at October 31, 2005	1,453,772	$19.05
Granted	230,250	40.95
Exercised	(420,497)	14.27
Cancelled	(46,717)	23.66
Expired	—	—

Outstanding at July 31, 2006	1,216,808	$24.66	7.4	$14,147

Exercisable at July 31, 2006	574,759	$18.66	6.8	$10,130

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the nine months ended July 31, 2006 and 2005 was $11.5 million and $11.2 million, respectively.
A summary of the nonvested stock option shares under the 1996 Plan and the 1997 Plan during the nine months ended July 31, 2006 is presented below:

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Nonvested at October 31, 2005	914,552	$7.54
Granted	230,250	12.86
Vested	(457,585)	7.32
Forfeited	(45,168)	7.92

Nonvested at July 31, 2006	642,049	$9.57

Total unrecognized compensation cost related to stock options granted under these plans was $3.0 million as of July 31, 2006. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the nine months ended July 31, 2006 and 2005 was $3.4 million and $2.2 million, respectively.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
A summary of stock option activity under this plan during the nine months ended July 31, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic Value
	Shares	Per Share	Term (in years)	(000's)
Outstanding at October 31, 2005	48,750	$11.24
Granted	—	—
Exercised	(29,250)	10.85
Cancelled/Expired	—	—

Outstanding at July 31, 2006	19,500	$11.83	1.3	$477

Exercisable at July 31, 2006	19,500	$11.83	1.3	$477

The total intrinsic value of options exercised during the nine months ended July 31, 2006 and 2005 was $1.0 million and $0.3 million, respectively.
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

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of stock option activity under this plan during the nine months ended July 31, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic Value
	Shares	Per Share	Term (in years)	(000's)
Outstanding at October 31, 2005	74,250	$13.00
Granted	—	—
Exercised	(6,750)	10.62
Cancelled/Expired	—	—

Outstanding at July 31, 2006	67,500	$13.24	5.4	$1,556

Exercisable at July 31, 2006	67,500	$13.24	5.4	$1,556

The total intrinsic value of options exercised during the nine months ended July 31, 2006 and 2005 was $0.2 million and $0.4 million, respectively.
All stock options under this plan were vested as of October 31, 2005. Accordingly, there is no unrecognized compensation cost related to stock options granted under this plan. The total fair value of shares vested during the nine months ended July 31, 2005 was $30 thousand.

12.	Income Taxes
The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences, and tax credits. It also includes the effect of any valuation allowance expected to be necessary during the year. The Company’s estimated annual effective tax rate decreased to 36.6% in fiscal 2006 primarily due to the domestic manufacturing income deduction allowed by the passage of the AJC Act and an overall reduction in effective state tax rates. The Company became eligible for the special manufacturing deduction beginning in fiscal 2006 and has estimated that this special deduction will reduce the Company’s effective tax rate in fiscal 2006 by approximately 1%.
In August 2006, the Internal Revenue Service began an audit of the tax year ending 2004. In addition, the Company has a case in Tax Court regarding the disallowance of a capital loss realized in 1997 and 1998. During fiscal 2004, the Company made a tax payment of $10.0 million related to the case to stop the running of the interest outstanding. Adequate provision has been made for this contingency and the Company believes the outcome of the case will not have a material adverse impact on its financial position or results of operations. See Note 13 for further explanation.

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

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
During the third quarter of 2005, the United States Department of Justice filed a complaint against the Company for recovery of cleanup costs incurred at the “Jepscor” Superfund site in Dixon, Illinois. The United States Environmental Protection Agency indicated that it had incurred approximately $2.6 million to remove processing residue and other materials from that former metal recovery plant. Of the Jepscor site’s former owners, operators, and many customers, the government asserted liability for cleanup only against the Company. During the fourth fiscal quarter of 2005, the Company and the Department of Justice reached a tentative agreement to settle this matter. In May 2006, the parties successfully finalized that settlement, pursuant to which the Company paid $1.0 million of the government’s cleanup costs. Such amount had been reserved for during fiscal 2005.
Total remediation reserves, at July 31, 2006, for Quanex’s current plants, former operating locations, and disposal facilities were approximately $6.9 million, down $2.0 million from the reserve at October 31, 2005. This reduction is comprised of the cash paid for the Jepscor settlement discussed above, cash spent on remediation efforts previously reserved for as well as an updated estimate in an existing reserve for one of the Company’s plants. Of the current remediation reserve, approximately $1.8 million represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. On the balance sheet as of July 31, 2006, $5.9 million of the remediation reserve is included in non-current liabilities with the remainder in accrued liabilities (current).
Approximately 63% of the total remediation reserve is currently allocated to cleanup work related to Piper Impact. During the first quarter of 2005, the Company sold the operating assets of the Piper Impact business, including its only active plant on Barkley Drive in New Albany, Mississippi. In the fourth fiscal quarter of 2005, the Company sold the location on Highway 15 in New Albany where Piper Impact previously had operated a plant (the Highway 15 location), but as part of the sale retained environmental liability for pre-closing contamination there. At present, the largest component of the Piper Impact remediation reserve is for remediation of soil and groundwater contamination from prior operators of the Highway 15 location. The Company voluntarily implemented a state-approved remedial action plan there that includes natural attenuation together with a groundwater collection and treatment system. The Company continues to monitor conditions at the site and to evaluate performance of that remedy.
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

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Tax Liability
As reported in its annual report on Form 10-K for the year ended October 31, 2005, the Company is currently involved in a case in Tax Court regarding the disallowance of a capital loss realized in 1997 and 1998. During 2004, the Company made a tax payment of $10.0 million related to the case to curtail the accumulation of interest on the disputed amounts. The Company has reserves for income tax contingencies primarily associated with this case as of July 31, 2006 and October 31, 2005 of $13.2 million and $12.3 million, respectively. Adequate provision for such payment had been made in prior years and the Company believes the outcome of the case will not have a material impact on its financial position or results of operations.
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

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Comparative balance sheets of the discontinued operations were as follows:

	July 31,	October 31,
	2006	2005
	(In thousands)
Current assets:
Accounts and notes receivable, net	$—	$3,408
Inventories	—	2,078
Income tax receivable	—	—
Other current assets	—	18

Total current assets	—	5,504
Property, plant and equipment, net	—	5,247
Other assets	—	599

Total assets	$—	$11,350

Current liabilities:
Accounts payable	$—	$2,591
Accrued liabilities	—	750
Other current liabilities	—	867

Total current liabilities	—	4,208
Other liabilities	—	2,120

Total liabilities	$—	$6,328

Operating results of the discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(In thousands)
Net sales	$—	$6,252	$5,230	$21,111

Income (loss) from discontinued operations	(32)	43	(186)	(3,343)
Gain (loss) on sale of discontinued operations	250	(151)	(61)	(6,509)
Income tax benefit (expense)	12	(82)	71	3,234

Income (loss) from discontinued operations, net of taxes	$230	$(190)	$(176)	$(6,618)

In order to best understand the amounts above, it is important to remember that Piper Impact was sold in January 2005 and Temroc was sold in January 2006. The losses realized in 2005 primarily relate to Piper Impact and the third quarter gain and the year-to-date loss realized in 2006 relate to Temroc.
In the fourth quarter of fiscal 2005, the Company recorded a Temroc loss of $13.1 million as a result of the annual impairment testing and the classification of Temroc as held for sale at that time. Temroc was sold in January 2006 and the working capital-based purchase price adjustment was settled in the third quarter of fiscal 2006. The sale of Temroc resulted in the disposition of the $0.4 million remaining Temroc goodwill and resulted in only an additional $60 thousand loss recorded in fiscal 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The discussion and analysis of Quanex Corporation and its subsidiaries’ (the Company’s) financial condition and results of operations should be read in conjunction with the July 31, 2006 and October 31, 2005 Consolidated Financial Statements of the Company and the accompanying notes.
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

Consolidated Results of Operations
Summary Information

	Three Months Ended July 31,				Nine months ended July 31,
	2006	2005	Change	%	2006	2005(1)	Change	%
	(Dollars in millions)
Net sales	$553.0	$492.5	$60.5	12.3%	$1,504.9	$1,485.7	$19.2	1.3%
Cost of sales	442.8	373.3	69.5	18.6	1,191.4	1,141.9	49.5	4.3
Selling, general and administrative	23.9	26.9	(3.0)	(11.2)	68.8	73.9	(5.1)	(6.9)
Depreciation and amortization	17.3	16.1	1.2	7.5	52.6	47.8	4.8	10.0

Operating income	69.0	76.2	(7.2)	(9.4)	192.1	222.1	(30.0)	(13.5)

Operating income margin	12.5%	15.5%	(3.0)%		12.8%	14.9%	(2.1)%
Interest expense	(1.2)	(2.5)	1.3	(52.0)	(3.7)	(7.7)	4.0	(51.9)
Other, net	2.3	(0.7)	3.0	(428.6)	2.8	(2.1)	4.9	(233.3)
Income tax expense	(25.2)	(28.1)	2.9	(10.3)	(70.0)	(81.7)	11.7	(14.3)

Income from continuing operations	$44.9	$44.9	$—	—%	$121.2	$130.6	$(9.4)	(7.2)%

(1)	Fiscal 2005 includes Mikron’s results beginning December 9, 2004.
Overview
Net sales for the three and nine months ended July 31, 2006 was higher compared to the same period last year, while operating income was lower for the same comparison periods. The primary reason for the increased net sales in the third quarter was a mixture of higher shipments at a majority of the Company’s operations and increased selling prices at select operations. The increased net sales for the first nine months of fiscal 2006 are attributable to the Company’s Building Products segment. The pace of the first half of 2005 was best characterized as a period of customer “allocation” at a majority of the Company’s operations. This unusually high demand diminished during the second half of 2005 and volumes have returned to more normalized levels in 2006. The trend through the first nine months of fiscal 2006 has been the reverse of the previous year with lower sales volumes in the first half of the year and higher sales volumes thus far and expected to continue in the latter half of the year.
The anticipated operating income decline in 2006 is a result of spreads at some operations returning to more normalized levels, partially offset by gains at others. In all cases, the Company continues to effectively manage “controllable” costs as supported by the comparable reduction in selling, general and administrative costs even after factoring in $3.1 million of stock option expense in the first nine months of 2006. Non-operating items improved as a result of lower debt and higher cash and equivalents balances coupled with a flip from expense to income from the mark-to-market of the deferred compensation plan liability.
Business Segments
Quanex has two market-focused segments: Vehicular Products and Building Products. The Vehicular Products segment produces engineered steel bars for the light vehicle, heavy duty truck, and off-road and construction equipment markets. The Vehicular Products segment’s primary market drivers are North American light vehicle builds and, to a lesser extent, heavy duty truck builds. The Building Products segment produces window and door components, and mill finished and coated aluminum sheet serving the broader building products markets. The main market drivers of this segment are residential housing starts and remodeling expenditures.

Three and Nine Months Ended July 31, 2006 Compared to Three and Nine Months Ended July 31, 2005
Vehicular Products

	Three Months Ended July 31,				Nine Months Ended July 31,
	2006	2005	Change	%	2006	2005	Change	%
	(Dollars in millions)
Net sales	$259.8	$233.6	$26.2	11.2%	$724.0	$786.9	$(62.9)	(8.0)%
Cost of sales	206.5	171.5	35.0	20.4	572.2	590.9	(18.7)	(3.2)
Selling, general and administrative	4.5	6.0	(1.5)	(25.0)	12.8	17.2	(4.4)	(25.6)
Depreciation and amortization	8.5	8.2	0.3	3.7	25.0	24.9	0.1	—

Operating income	$40.3	$47.9	$(7.6)	(15.9)%	$114.0	$153.9	$(39.9)	(25.9)%

Operating income margin	15.5%	20.5%	(5.0)%		15.7%	19.6%	(3.9)%
North American light vehicle production for the third quarter of fiscal 2006 was up 5% compared to the third quarter of fiscal 2005. The Vehicular Products segment outperformed the market with an 11.9% increase in shipments in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. The higher shipments in the third quarter brought year-to-date shipments within 1.1% of fiscal 2005 levels. The first half of 2005 was considered a period of allocation, whereas the second half of 2005 experienced lower shipments as the allocation environment subsided and customer inventory levels were reduced. The trend for fiscal 2006 has thus far been lower shipments in the first half of the year followed by an increase in the third quarter and an expected additional increase in the fourth quarter. The order backlog increased 8.0% over the second quarter, indicating lower inventory levels in the supply chain, the ramp-up of new programs and continued strength in our secondary markets.
Net sales for the third quarter of 2006 were higher than the third quarter of 2005 as a result of an 11.9% increase in volume with relatively level average selling prices. Net sales for the first nine months of 2006 were lower than the same period of 2005 due to a 1.1% decrease in volume, coupled with a 7.0% decrease in average selling prices. The decrease in volume is due to the first half of 2005 being an exceptionally strong period with many customers on allocation. While base prices have been higher in fiscal 2006 compared to fiscal 2005, the scrap surcharges have been lower, which resulted in lower overall average selling prices.
Operating income for the third quarter decreased 15.9% versus the same period last year due primarily to a decrease in the spread partially offset by the increase in volume. During fiscal 2005 scrap surcharges were adjusted quarterly and as a result of the quarterly adjustment the third quarter of fiscal 2005 was a period of higher than normal spreads as raw material costs decreased sharply. In the first quarter of fiscal 2006, scrap surcharges for a majority of the segment’s customers were converted to a monthly basis which has resulted in more normalized spreads throughout the period. Operating income for the first nine months of 2006 decreased 25.9% versus the same period last year due to the volume decline and lower spreads. The year to date decline in operating income resulted from varying drivers. The first quarter year over year decline primarily resulted from a volume decrease, whereas the second quarter decline was a spread issue considering the all time high spreads realized in the second quarter of 2005 from the Company’s scrap surcharge recovery mechanism. Third quarter, 2006 volume eclipsed third quarter 2005 volume for the first time during the year and spreads in the quarter neared parity, continuing the trend toward more comparable prior year levels. The trend over the past nine months suggests a favorable year over year comparison for the fourth quarter. Partially offsetting this spread decline is an improvement in selling, general and administrative expense primarily due to a reduction in the 2006 bad debt provision compared to 2005. The higher 2005 bad debt provision is associated with the Jernberg Industries, Inc. bankruptcy in 2005 and more exposure from the scrap surcharge environment that existed during the first half of fiscal 2005. The Company received the Jernberg settlement by October 31, 2005 and has not experienced any similar losses in fiscal 2006.

The decrease in operating income margin for the third quarter versus last year was entirely a spread issue whereas the nine month decrease was a result of both lower spreads and lower volumes when compared to the same period last year. Spreads in 2006 are considered normal compared to higher than normal spreads in 2005 due in part to the change in the Company’s surcharge mechanism from quarterly to monthly previously discussed.
Building Products

	Three Months Ended July 31,				Nine Months Ended July 31,
	2006	2005	Change	%	2006	2005(1)	Change	%
	(Dollars in millions)
Net sales	$293.2	$258.9	$34.3	13.2%	$780.9	$698.8	$82.1	11.7%
Cost of sales	230.1	195.8	34.3	17.5	613.3	544.3	69.0	12.7
Selling, general and administrative	12.8	12.5	0.3	2.4	36.8	35.5	1.3	3.7
Depreciation and amortization	8.7	7.8	0.9	11.5	27.4	22.7	4.7	20.7

Operating income	$41.6	$42.8	$(1.2)	(2.8)%	$103.4	$96.3	$7.1	7.4%

Operating income margin	14.2%	16.5%	(2.3)%		13.2%	13.8%	(0.6)%

(1)	Fiscal 2005 includes Mikron’s results beginning December 9, 2004.
New home construction showed signs of a slow down during the quarter as new home construction declined some 9% below the same period last year. Customer demand at the Company’s engineered window and door components business was within 1% of the prior year, better than the new home construction decline over the same period. For the first half of fiscal 2006, demand at the engineered window and door components business outpaced the comparable period of fiscal 2005. The third quarter of fiscal 2006 saw a reversal of that trend. The aluminum sheet business experienced a 5.0% increase and 6.6% drop in volume during the third quarter and first nine months of the year, respectively. In addition to the strong allocation environment experienced in the first half of 2005, the year-to-date volume reduction is attributed to customer de-stocking along with a sharp rise in the London Metal Exchange (LME), which caused buyers to delay ordering in the first half of 2006 in hopes of a correction that was realized during the latter part of the third fiscal quarter of 2006. The customer backlog is in line with where it was at the end of the second quarter and should be favorable for the fourth quarter.
The net sales increase for the three months ended July 31, 2006 is a result of increased volumes and average selling prices at the Company’s aluminum operation. Increased aluminum sales prices coupled with higher door and window component volumes resulted in an increase in net sales for the nine months ended July 31, 2006 when compared to the year ago period. Additionally, the nine month net sales increase is attributable to having Mikron for the full nine months of 2006 versus seven and a half months of last year. The increase for the third quarter of 2006 comprises a 29.0% increase in aluminum rolled product net sales (5.0% higher volume and a 22.8% increase in average selling prices) and a 0.9% decrease in net sales of the window and door components.
The increase in operating income for the first nine months of fiscal 2006 compared to the same period of 2005 is primarily a result of improvements at the segment’s aluminum operation combined with the acquisition of Mikron. Aluminum sheet spreads were higher in the first nine months compared to last year, the result of higher selling prices, relatively lower scrap costs and a better mix of value-added products. Also benefiting fiscal 2006 is a $2.0 million gain on the sale of Owens Corning receivables for which the Company had been carrying a reserve for several years including an allowance as of October 31, 2005. Partially offsetting these improvements is an increase in selling, general and administrative expenses and the depreciation and amortization expense attributable to having Mikron for the full nine months of 2006 versus seven and a half months of last year.

During 2006, the rise of aluminum on the LME has increased more than the cost of aluminum scrap thereby favorably impacting the operating income margin. The change in the trend experienced in the third quarter related to the Company’s engineered window and door components business coupled with non-aluminum based raw material price increases resulted in reduced operating income.
Corporate and Other

	Three Months Ended July 31,				Nine Months Ended July 31,
	2006	2005	Change	%	2006	2005	Change	%
	(Dollars in millions)
Cost of sales	$6.2	$6.0	$0.2	3.3%	$5.9	$6.7	$(0.8)	(11.9)%
Selling, general and administrative	6.6	8.4	(1.8)	(21.4)	19.2	21.2	(2.0)	(9.4)
Depreciation and amortization	0.1	0.1	—	—	0.2	0.2	—	—

Operating loss	$(12.9)	$(14.5)	$1.6	(11.0)%	$(25.3)	$(28.1)	$2.8	(10.0)%

Corporate and other operating expenses, which are not in the two operating segments mentioned above, include the consolidated LIFO inventory adjustments (calculated on a combined pool basis), corporate office expenses and inter-segment eliminations. Included in the three and nine months ended July 31, 2006 is stock option expense of $0.7 million and $3.1 million, respectively, which was not recorded in 2005. The decrease in 2006 versus 2005 is greater than reflected above when taking into consideration the stock option expense amounts. The primary cause for the decrease in corporate office expense in the three and nine month periods ending July 31, 2006 was higher costs in the same periods of last year associated with the Company’s implementation of Sarbanes-Oxley Section 404. For the third quarter of fiscal 2006, the Company avoided $3.1 million compared to the same period last year on Sarbanes-Oxley related expenses.
Interest expense for the three and nine months ended July 31, 2006 decreased $1.3 million and $4.0 million, respectively, from the same periods a year ago as a result of the decrease in the average debt outstanding for the comparative periods. During the first quarter of fiscal 2005, the Company borrowed approximately $200.0 million on its Bank Agreement to fund the December 2004 acquisition of Mikron. All $200.0 million was repaid prior to the beginning of fiscal 2006. During the first nine months of fiscal 2006, the Company had no amounts outstanding under the Bank Agreement.
Other, net for the three months ended July 31, 2006 was income of $2.3 million compared to expense of $0.7 million in the third quarter of 2005. Other, net for the nine months ended July 31, 2006 was income of $2.8 million compared to expense of $2.1 million for the same period in 2005. The $4.9 million improvement is a result of increased interest income on the higher cash and equivalents balances combined with the change in the market value of the Company’s deferred compensation plan. Each quarter, the Company values its liability for the deferred compensation plan based upon the value of the underlying investment units, primarily Quanex common stock. The Company’s common stock price decreased 6.0% from October 31, 2005 to July 31, 2006. As a comparison, the Company’s common stock price increased 80.5% for the same period the previous year, thus generating the higher expense in fiscal 2005.
The Company’s effective tax rate declined to 35.9% and 36.6% for the three and nine months ended July 31, 2006, respectively, compared to 38.5% during the same periods of 2005. The lower effective rate in 2006 primarily resulted from the domestic manufacturing income deduction allowed by the passage of the AJC Act of 2004, filing differences (credits) recorded in the third quarter of fiscal 2006 and an overall reduction in effective state tax rates. Fiscal 2006 is the first year the Company could benefit from the domestic manufacturing income deduction.

The year-over-year changes in income (loss) from discontinued operations, net of taxes, for the three and nine months ended July 31, 2006, are the result of several items. The main difference is the loss recognized in the first quarter of fiscal 2005 related to the sale of Piper Impact.
Outlook
Quanex sales for the fourth quarter of 2006 are expected to be up approximately 10% over the fourth quarter of 2005, supported in part by new program opportunities at the operating segments. The 10% fourth quarter growth compares favorably to a light vehicle market where builds are expected to be down 7% from the fourth quarter 2005, and housing starts projected to be down over 15%.
More specifically, in the Vehicular Products segment, business activity is expected to generate favorable comparisons as fourth quarter steel bar ton shipments are estimated to be some 5% higher than the fourth quarter 2005 and about 3% better than the third quarter 2006. New programs with both the “Big 3” and the Japanese transplant automotive companies should enable the segment to outperform the market in the fourth quarter. The segment is in the process of securing significant new automotive business this calendar year.
At Building Products, segment net sales are estimated to be up 5% compared to the fourth quarter 2005, and down about 5% compared to the third quarter 2006 as the Company anticipates that its window and door components net sales will experience a slowing of demand due to declining original equipment manufacturer (OEM) production levels, partially offset by new business with existing and new customers. Aluminum rolled products demand is expected to remain at healthy levels, with fourth quarter volume (pounds) expected to be some 10% higher than the fourth quarter of 2005. With LME aluminum ingot prices at high levels and aluminum scrap cost increases expected to remain relatively more modest, strong material spreads are anticipated to continue in the fourth quarter.
Taken together, the sales and earnings outlook for the balance of 2006 remains favorable. Accordingly, Quanex expects to report diluted earnings per share from continuing operations for the year within a range of $4.00 - $4.10, which includes an estimated non-cash LIFO charge of some $0.13 - $0.16 per share. Previous guidance had been a range of $4.00 - $4.20, which did not include a provision for LIFO.
Liquidity and Capital Resources
Sources of Funds
The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its secured $310.0 million Revolving Credit Agreement (the Bank Agreement). The Bank Agreement expires on February 28, 2007. The Company anticipates executing a new five-year unsecured bank agreement prior to the end of calendar 2006. The new facility is expected to be increased to approximately $350.0 million.
At July 31, 2006 and October 31, 2005, the Company had no borrowings under the Bank Agreement and had $125.0 million outstanding 2.50% Senior Convertible Debentures due May 15, 2034 (the Debentures). The aggregate availability under the Bank Agreement was $296.0 million at July 31, 2006, which is net of $14.0 million of outstanding letters of credit.

On August 24, 2006, the Board of Directors of the Company authorized an annual dividend increase of $0.08 per common share outstanding, or $0.02 increase per quarter. This raised the annual cash dividend from $0.48 to $0.56 and the quarterly dividend from $0.12 to $0.14 per common share outstanding. The cash dividend is effective to shareholders of record on September 15, 2006 and payable on September 29, 2006. Additionally, the Board of Directors approved the repurchase of an additional 2 million shares of common stock, to be purchased at appropriate times. As a result, a total of 2.7 million shares are authorized to be repurchased as of August 24, 2006.
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
The Company’s working capital was $184.5 million on July 31, 2006 compared to $133.9 million on October 31, 2005. The net change is a $50.6 million increase in working capital, which includes an $11.5 million increase in cash and equivalents. The primary reason for the increase is the increased business activity and higher raw material prices realized in the third quarter of 2006 compared to the fourth quarter of 2005. Increased business will typically result in higher accounts receivable and inventories partially offset by higher accounts payable balances. Accounts receivable, inventories and accounts payable increased $32.3 million, $23.4 million and $35.4 million, respectively, from October 31, 2005 to July 31, 2006, resulting in a net $20.3 million increase in working capital. The inventory increase was also impacted by higher average raw material prices. The other contributing factor to the increase in working capital was the $16.0 million reduction in accrued liabilities. The accrued liabilities reduction comprises several items including $5.3 million of lower bonus accrual balances, $2.2 million of lower medical and workers compensation liabilities, a $1.0 million payment for settlement of an environmental matter and a $3.2 million reduction in sales discounts and rebates balances. The majority of the Company’s bonuses and sales rebates are paid in the first part of the fiscal year.
Operating Activities
Cash provided by operating activities during the nine months ended July 31, 2006, was $129.0 million compared to $160.7 million for the same period of 2005. The decrease is due to $13.3 million and $5.6 million more for pension contributions and tax payments, respectively, coupled with a larger increase in working capital for the first nine months of fiscal 2006 compared to the same period of fiscal 2005.
Investment Activities
Net cash used for investment activities during the nine months ended July 31, 2006, was $54.6 million compared to $223.9 million for the same period of 2005. Investment activities in 2005 included the acquisition and related costs for Mikron and Besten of $200.5 million, net of cash acquired. Partially offsetting this decline in acquisition spending is an increase in capital expenditures in 2006. Capital expenditures increased $25.7 million to $61.0 million in the nine months ended July 31, 2006 from $35.3 million in the same period of the previous year. Capital spending in the Vehicular Products segment increased by $26.8 million primarily due to the value-added capacity projects at Macsteel. The Company estimates that fiscal 2006 capital expenditures will be approximately $72.0 million. Included in the $72.0 million expected fiscal 2006 expenditures is approximately $30.0 million related to the Macsteel value-added and capacity projects; these projects are expected to be near completion by December 2006, and the Company has not currently planned for projects with that level of capital requirement for 2007. At July 31, 2006, the Company had commitments of approximately $36.1 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures with cash flow from operations.
Financing Activities
The Company used $62.9 million for financing activities during the nine months ended July 31, 2006 compared to a source of cash from financing activities of $30.3 million during the same prior year period. This $93.2 million increase in cash used is primarily related to the Company’s stock buyback program. During the nine months ended July 31, 2006, the Company purchased 1,573,950 shares of its common stock for $58.3 million. The Company did not make any borrowings on the Bank Agreement in the first nine months of 2006 compared to net borrowings of $29.9 million against the Bank Agreement during the same period of fiscal 2005. Additionally, the Company received $11.1 million in the nine months ended July 31, 2006, for the issuance of common stock related to the exercise of options (including related tax benefits), versus $10.3 million in the same period last year. The $2.8 million increase in dividends paid for the nine months of 2006, compared to 2005, is a result of the increases to the Company’s dividend rate effective September 2005 and March 2006.
Critical Accounting Estimates
In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, inventory, long-lived assets, environmental contingencies, insurance, U.S. pension and other post-employment benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management believes the critical accounting estimates listed and described in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2005 Annual Report on Form 10-K are the most important to the fair presentation of the Company’s financial condition and results. These policies require management’s significant judgments and estimates in the preparation of the Company’s consolidated financial statements. There have been no significant changes to the Company’s critical accounting estimates since October 31, 2005 other than those discussed below under New Accounting Pronouncements.
New Accounting Pronouncements
Stock—Based Compensation
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

The following is the effect of adopting SFAS 123R as of November 1, 2005 (in thousands except per share amounts):

	Three Months Ended	Nine Months Ended
	July 31, 2006	July 31, 2006
Decrease in operating income and income from continuing operations	$744	$3,104
Related deferred income tax benefit	(275)	(1,148)

Decrease in net income	$469	$1,956

Decrease in basic earnings per common share	$(0.01)	$(0.05)
Decrease in diluted earnings per common share	$(0.01)	$(0.05)
The amounts above relate to the impact of recognizing compensation expense for stock options only, as compensation expense related to restricted stock was recognized by the Company before implementation of SFAS 123R under previous accounting standards.
In accordance with SFAS 123R, the consolidated statements of cash flow report the excess tax benefits from the stock-based compensation as financing cash inflows. For the three and nine months ended July 31, 2006, $0.3 million and $4.7 million, respectively, of excess tax benefits were reported as financing cash inflows.
Under SFAS 123R, the Company continues to use the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. However, the Company has applied the expanded guidance under SFAS 123R and SAB 107 for the development of its assumptions used as inputs for the Black-Scholes-Merton option pricing model for grants beginning November 1, 2005. The Company’s fair value determination of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
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

See Note 11 in Item 1 of this Form 10-Q for additional stock-based compensation disclosures.
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
At July 31, 2006, the Company had fixed-rate debt totaling $126.8 million or 95% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $6.6 million, or 5% of total debt, at July 31, 2006. Based on the floating-rate obligations outstanding at July 31, 2006, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $66 thousand.
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

Within the Building Products segment, the Company uses various grades of aluminum scrap as well as minimal amounts of prime aluminum ingot as raw materials for its manufacturing processes. The price of raw materials is subject to fluctuations due to many factors in the aluminum market. In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers. In an effort to reduce the risk of fluctuating raw material prices, Nichols Aluminum enters into firm price raw material purchase commitments (which are designated as “normal purchases” under SFAS 133) as well as option contracts on the LME. The Company’s risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company’s committed sales orders to the extent not covered by fixed price purchase commitments.
Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During the fiscal 2006, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. There were no outstanding LME hedges as of July 31, 2006.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of July 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2006, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information regarding legal proceedings is set forth in Note Thirteen to the consolidated financial statements in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.

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

Exhibit
Number	Description of Exhibits
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

† * 10.1	Fourth Amendment to the Quanex Corporation Employee Savings Plan, dated June 20, 2006.
† * 10.2	Fifth Amendment to the Quanex Corporation Hourly Bargaining Unit Employee Savings Plan, dated June 20, 2006.
† * 10.3	First Amendment to the Quanex Corporation 401(k) Savings Plan, dated July 26, 2006.
† * 10.4	Fourth Amendment to the Quanex Corporation 401(k) Savings Plan for Hourly Employees, dated July 26, 2006.
* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).
* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).
* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management Compensation or Incentive Plan

*	Filed herewith
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

QUANEX CORPORATION
/s/ Thomas M. Walker
Thomas M. Walker
Date: August 30, 2006	Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
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

Exhibit
Number	Description of Exhibits
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

† * 10.1	Fourth Amendment to the Quanex Corporation Employee Savings Plan, dated June 20, 2006.
† * 10.2	Fifth Amendment to the Quanex Corporation Hourly Bargaining Unit Employee Savings Plan, dated June 20, 2006.
† * 10.3	First Amendment to the Quanex Corporation 401(k) Savings Plan, dated July 26, 2006.
† * 10.4	Fourth Amendment to the Quanex Corporation 401(k) Savings Plan for Hourly Employees, dated July 26, 2006.
* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).
* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).
* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management Compensation or Incentive Plan

*	Filed herewith