Form 10-K
period 2006-10-31
QUANEX CORP
filed 2006-12-15
CIK 276889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-5725

QUANEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-1872178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 West Loop South, Suite 1500, Houston, Texas	77027
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 961-4600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.50 par value	New York Stock Exchange, Inc.
Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates as of April 30, 2006, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $1,604,349,249. Such calculation assumes only the registrant’s officers and directors were affiliates of the registrant.
At December 11, 2006, there were outstanding 37,031,301 shares of the registrant’s Common Stock, $.50 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement, to be filed with the Commission within 120 days of October 31, 2006, for its Annual Meeting of Stockholders to be held on February 22, 2007, are incorporated herein by reference in Part III of this Annual Report.

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
The Company’s businesses are focused on two end markets, vehicular products and building products, and are managed on a decentralized basis. The businesses are presented as three reportable segments: Vehicular Products, Engineered Building Products and Aluminum Sheet Building Products. Each business has administrative, operating and marketing functions. The Company measures each business’s return on investment and seeks to reward superior performance with incentive compensation, which is a significant portion of total compensation for salaried employees. Intercompany sales are conducted on an arms-length basis. Operational activities and policies are managed by corporate officers and key division executives. Also, a small corporate staff provides corporate accounting, financial and treasury management, tax, legal, internal audit, information technology and human resource services to the operating divisions.
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
Business Developments
In the Company’s Vehicular Products segment, rotary centrifugal continuous casters are used at two of the steel bar plants (Fort Smith, Arkansas and Jackson, Michigan), each with an in-line manufacturing process to produce bearing grade quality, seam-free, engineered carbon and alloy steel bars that enable Quanex to participate in higher margin niches of the vehicular products bar market. Over the past ten years, the Company has invested approximately $340 million through internal growth and an acquisition (MACSTEEL Monroe) to enhance its steel bar manufacturing and refining processes, to improve rolling and finishing capability, and to expand shipping capacity from 550 thousand tons to approximately 1.2 million tons per year. Approximately 75% of tonnage shipped has some value-added operation performed to the bars. Phases I through VII and IX of the MACSTEEL expansions have been completed.
The Phase VIII capital project announced in September 2004 is on schedule for completion in December 2006. Phase VIII will increase the annual capacity of the Fort Smith, Arkansas facility by approximately 40,000 tons, thereby increasing total engineered bar shipping capacity to close to 1.3 million tons. In addition to an increase in capacity, the Phase VIII modernization will improve production flow and further enhance metallurgical quality. Specifically included in the project are upgrades to the rotary continuous caster, direct rolling mill, and metallurgical refining areas.

In February 2005, the Company announced the Phase IX capital project which called for the construction of a value-added bar processing center at MACSTEEL Monroe to eliminate outside processing for straightening, heat treating, testing, and bar turning services. The project included the installation of two straightening and testing lines, two heat treat furnaces and a MACPLUS bar turning line, all housed in a new building. The project was completed in September 2006.
On January 27, 2006, the Company completed the sale of Temroc Metals, Inc. (Temroc), located in Hamel, Minnesota. The business produced aluminum extrusions and fabricated products primarily for the recreational vehicle market.
Manufacturing Processes, Markets, and Product Sales by Business Segment
Quanex has 22 manufacturing facilities in 12 states in the United States. These facilities feature efficient plant design and flexible manufacturing processes, enabling the Company to produce a wide variety of custom engineered products and materials for the vehicular products and building products markets. The Company is able to maintain minimal levels of finished goods inventories at most locations because it typically manufactures products upon order to customer specifications.
The majority of the Company’s products are sold into the vehicular products and building products markets. The primary market drivers are North American light vehicle builds, heavy duty truck builds, residential housing starts and remodeling expenditures.
For financial information regarding each of Quanex’s business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and Note 11 to the Consolidated Financial Statements. For net sales of the Company by major product lines see Note 11 to the Consolidated Financial Statements. For the years ended October 31, 2006, 2005, and 2004, no one customer accounted for 10% or more of the Company’s sales.
Vehicular Products Segment
The Vehicular Products segment includes engineered steel bar manufacturing, steel bar and tube heat-treating services, and steel bar and tube corrosion and wear resistant finishing services.
The Company’s MACSTEEL engineered steel bar operations, which represent the majority of the segment’s sales and operating income, include three plants, one located in Arkansas and two in Michigan, which in aggregate are capable of shipping 1.2 million tons of hot rolled and cold finished, engineered, carbon and alloy steel bars annually. The Company believes that it has the only two bar plants in North America using rotary continuous casting technology. The highly automated continuous casting and direct charge rolling at these plants substantially reduce labor and energy costs by eliminating the intermittent steps that characterize manufacturing operations at most other steel mills.
MACSTEEL produces various grades of customized, engineered steel bars by melting steel scrap and casting it through both static and rotary continuous casters. Prior to casting, molten steel benefits from secondary refining processes that include argon stirring, ladle refining, and vacuum arc degassing. These processes enable the production of higher quality, “cleaner” steel. The Company believes that it is the lowest cost producer of engineered carbon and alloy steel bars in North America, in part because its average energy cost per produced ton are significantly lower than those of its competitors; at the two plants that utilize continuous rotary casting technology, bars move directly from the continuous caster to the rolling mill before cooling to ambient temperature, thereby reducing the need for costly reheating. Its highly automated manufacturing processes enable the Company to produce finished steel bars using approximately 1.5 man-hours of labor per ton.

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
Vehicular Products also includes two additional, complementary value-added business units. One is a heat-treating plant in Indiana that uses custom designed, in-line equipment to provide tube and bar quench and tempering and related value-added processes such as complete metallurgical testing and “cut-to-length” just-in-time delivery. This plant primarily serves customers in the vehicular products and energy markets. The other, located in Wisconsin, treats steel bars and tubes using the patented Nitrotec process to improve the metal’s corrosion and wear resistance properties while providing a more environmentally friendly, non-toxic alternative to chrome plating. Their primary end market is the mobile fluid power applications in the vehicular products market.
Engineered Building Products Segment
The Engineered Building Products segment is comprised of six fabricated metal components operations, two facilities producing wood fenestration (door and window) products, three vinyl extrusion facilities, a flexible insulating glass spacer operation and a facility that produces glass spacer installation equipment. The segment’s operations produce window and door components and products for original equipment manufacturers (OEMs) that serve the building and remodeling markets. Products include flexible insulating glass spacer systems, window and patio door screens, window cladding frames, residential exterior products and engineered vinyl and composite door and window frames and custom window grilles and trim in a variety of woods for the home improvement, residential, and light commercial construction markets.
The extrusion operations use highly automated production facilities to manufacture vinyl profiles and composites, the window and door structural frames used by high-end fenestration OEMs. The value added capabilities include frame design, tooling design and fabrication, laser welding, roll forming, poly laminating, stamping, and end-product assembly to produce a variety of fenestration products. In addition, the insulating glass sealant business uses composite and laminating technology to produce highly engineered window spacer products used to separate two panes of glass in a window sash to improve its thermal performance. Engineered Products customers’ end-use applications include windows, window screens, sills, cladding, doors, exterior door thresholds, astragals, patio door systems, and custom hardwood architectural moldings. Key success factors range from design and development expertise to flexible, world class quality manufacturing capability and just-in-time delivery.
Aluminum Sheet Building Products Segment
The Aluminum Sheet Building Products segment is comprised of an aluminum sheet casting operation and three stand-alone aluminum sheet finishing operations. Aluminum sheet finishing capabilities include reducing coil to specific gauge, annealing, slitting and custom coating. Customer end-use applications include exterior housing trim, fascias, roof edgings, soffits, downspouts, gutters, trim, and trim coils. The product is packaged and delivered just-in-time for use by various customers in the building and construction markets, as well as other capital goods and transportation markets.

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
Raw Materials and Supplies
The Vehicular Products segment’s operations purchase their principal raw material, steel scrap, on the open market. Collection and transportation of raw materials to the Company’s plants can be adversely affected by extreme weather conditions. Prices for the steel scrap also vary in relation to the general business cycle and global demand.
The Engineered Building Products segment’s operations purchase a diverse range of raw materials, which include coated and uncoated aluminum sheet, wood (both hardwood and softwood), polyvinyl chloride and epoxy resin. In most cases the raw materials are available from several suppliers at market prices. One exception is aluminum sheet which is purchased from the Aluminum Sheet Building Products segment at prices based upon arms-length transactions. Sole sourcing arrangements are entered into from time to time if beneficial savings can be realized and only when it is determined that a vendor can reliably supply all of the Company’s raw material requirements.
The Aluminum Sheet Building Products segment’s most significant raw material is aluminum scrap purchased on the open market, where availability and delivery can be adversely affected by, among other things, extreme weather conditions. Firm fixed price forward purchases matched to firm fixed price forward sales are used on a limited basis to hedge against fluctuations in the price of aluminum scrap required to manufacture products for fixed-price sales contracts. To a lesser extent, aluminum ingot futures contracts are bought and sold on the London Metal Exchange to hedge aluminum scrap requirements.
Backlog
At October 31, 2006, Quanex’s backlog of orders to be shipped in the next twelve months was approximately $298 million, comprised of $263 million for the Vehicular Products segment, $10 million for the Engineered Building Products segment, and $25 million for the Aluminum Sheet Building Products segment. This compares to approximately $330 million at October 31, 2005, comprised of $273 million for the Vehicular Products segment, $15 million for the Engineered Building Products segment, and $42 million for the Aluminum Sheet Building Products segment. The decrease from October 31, 2006 to October 31, 2005 is directly related to the reduced demand within both the vehicular products and building products markets. Because many of the markets in which Quanex operates have short lead times, the Company does not believe that backlog figures are reliable indicators of annual sales volume or operating results.
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

MACSTEEL’s operations compete with several large non-integrated steel producers. Although these producers may be larger and have greater resources than the Company, Quanex believes that the technology used at the Company’s facilities permits it to compete effectively in the markets it serves.
The operations of the Engineered Building Products segment compete with a range of small and midsize metal, vinyl and wood fabricators and wood molding facilities. The Company also competes against sealant firms and insulated glass panel fabricators. Competition is primarily based on regional presence, custom engineering, product development, quality, service and price. The operations also compete with in-house operations of vertically integrated fenestration OEMs.
The Aluminum Sheet Building Products segment competes with small to large aluminum sheet manufacturers, some of which are divisions or subsidiaries of major corporations with substantially greater resources than the Company. The Company competes in coil-coated and mill finished products, primarily on the basis of the breadth of product lines, the quality and responsiveness of its services, and price.
Sales and Distribution
The Company has sales organizations with sales representatives in many parts of the United States. Engineered steel bars are primarily sold to tier-one or tier-two suppliers through the Company’s direct sales force and a limited number of manufacturers’ representatives. The Engineered Building Products segment’s products are sold primarily to OEMs through company direct sales force, along with the limited use of distributors to market wood moldings. The Aluminum Sheet Building Products segment’s products are sold to both OEM and distribution customers through both direct and indirect sales groups.
Seasonal Nature of Business
Sales for both the Engineered Building Products and Aluminum Sheet Building Products segment’s products are seasonal. The winter weather typically reduces homebuilding and home improvement activity. These segments typically experience their lowest sales during the Company’s first fiscal quarter. Profits tend to be lower in quarters with lower sales because a high percentage of manufacturing overhead and operating expense is due to labor and other costs that are generally semi-variable throughout the year.
Sales for the Vehicular Products segment are generally not seasonal. However, due to the number of holidays in the Company’s first fiscal quarter, sales have historically been lower in this period as some customers reduce production schedules. As a result of reduced production days combined with the effects of seasonality, the Company generally expects that, absent unusual activity, its lowest sales will occur in the first fiscal quarter.
Service Marks, Trademarks, Trade Names, and Patents
The Company’s federally registered trademarks or service marks include QUANEX, QUANEX and design, SEAM-FREE and design, NITROSTEEL, MACGOLD, MACSTEEL, MACSTEEL THE MIGHTY MITE and design, MAC+, MACPLUS, ULTRA-BAR, TRUSEAL TECHNOLOGIES, EDGETHERM, INSULEDGE, COLONIAL CRAFT, MIKRON, MIKRONWOOD, MIKRONWOOD A PAINTABLE COMPOSITE and design, M design, MIKRONBLEND, MIKRON BLEND and design, SPECTUSBLEND, SPECTUS BLEND and design, K2 MIKRON and design, BUILDER & REMODELER EXECUTIVE, WINDOW EXECUTIVE, HOMESHIELD, HOMESHIELD and design, STORM SEAL, MACPRIME, Seam-Free, NITRO-100, NITROSTEEL, and “THE BEST ALLOY & SPECIALTY BARS” marks. The trade name Nichols Aluminum is used in connection with the sale of the Company’s aluminum mill sheet products. The HOMESHIELD, COLONIAL CRAFT, MACSTEEL, TRUSEAL TECHNOLOGIES, MIKRON and QUANEX word and design marks and associated trade names are considered valuable in the conduct of the Company’s business. The business conducted by the Company generally does not depend upon patent protection other than at its vinyl extrusion and window sealant business units. Although the Company holds numerous patents, the proprietary process technology that the Company has developed is also the source of considerable competitive advantage.

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
Total environmental reserves and corresponding recoveries for Quanex’s current plants, former operating locations, and disposal facilities were as follows:

	October 31,
	2006	2005
	(In thousands)
Current[1]	$2,591	$2,146
Non-current	14,186	17,784

Total environmental reserves	$16,777	$19,930

Receivable for recovery of remediation costs[2]	$7,192	$11,052

Approximately $3.6 million of the October 31, 2006 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. As discussed below, the reserve includes net present values for certain fixed and reliably determinable components of the Company’s remediation liabilities. Without such discounting, the Company’s estimate of its environmental liabilities as of October 31, 2006 would be $18.6 million. An associated $7.2 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of October 31, 2006.

[1]	Reported in Accrued liabilities on the Consolidated Balance Sheets

[2]	Reported in Other current assets and Other assets on the Consolidated Balance Sheets

The Company’s Nichols Aluminum-Alabama, Inc. (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter 2006, started a phased program to treat in place free product petroleum that had been released to soil and groundwater. Based on its studies to date, which remain ongoing, NAA currently expects remediation costs at the Decatur plant to be $6.7 million or approximately 39% of the Company’s total environmental reserve. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on experience to date, estimated cleanup costs going forward, and costs incurred to date as of October 31, 2006, the Company expects to recover from the shareholders $7.2 million. Of that, $5.9 million is recorded in Other assets, and the balance is reflected in Other current assets. As discussed in Note 1 under Reclassifications, this obligation and associated receivable are reported separately on a gross basis in the Company’s balance sheet; all prior periods have been reclassified to correspond to the current period presentation.
During the fourth fiscal quarter of 2006, the Company increased the reserve for its MACSTEEL plant in Jackson, Michigan $5.4 million to $5.9 million, so that it now represents 35% of the Company’s total environmental reserve. The increase reflects completion of studies supporting selection of an interim remedy to address the impact of a historical plant landfill and slag cooling and sorting operation on groundwater. Based on those studies, the Company is proceeding with preparation of design plans for submittal to the Michigan Department of Environmental Quality of a hydraulic barrier (sheet pile wall) and groundwater extraction and treatment system to prevent impacted groundwater migration. The primary component of the reserve is for the estimated cost of operating the groundwater extraction and treatment system for the interim remedy over the next 10 years. The Company has estimated the annual cost of operating the system to be approximately $0.5 million. These operating costs and certain other components of the Jackson reserve have been discounted utilizing a discount rate of 4.6% and an estimated inflation rate of 2.0%. Without discounting, the Company’s estimate of its Jackson remediation liability as of October 31, 2006 would be $6.6 million. In addition to the $5.9 million reserve, the Company anticipates incurring a capital cost of $4.4 million to construct the sheet pile wall and install the groundwater extraction and treatment system. Depending on the effectiveness of the interim remedy, the results of future operations, and regulatory concurrences, the Company may incur additional costs to implement a final site remedy and may pay costs beyond the ten-year time period currently projected for operation of the interim remedy.
Approximately 17% or $2.8 million of the Company’s total environmental reserve is currently allocated to cleanup work related to Piper Impact. During the first quarter of 2005, the Company sold the operating assets of the Piper Impact business, including its only active plant on Barkley Drive in New Albany, Mississippi. In the fourth fiscal quarter of 2005, the Company sold the location on Highway 15 in New Albany where Piper Impact previously had operated a plant (the Highway 15 location), but as part of the sale retained environmental liability for pre-closing contamination there. The Company voluntarily implemented a state-approved remedial action plan at the Highway 15 location that includes natural attenuation together with a groundwater collection and treatment system. The Company has estimated the annual cost of operating the existing system to be approximately $0.1 million and has assumed that the existing system will continue to be effective. The primary component of the reserve is the estimated operational cost over the next 28 years, which was discounted to a net present value using a discount rate of 4.7% and an estimated inflation rate of 2.0%. The aggregate undiscounted amount of the estimated Piper Impact remediation costs as of October 31, 2006 is $3.9 million. The Company continues to monitor conditions at the Highway 15 location and to evaluate performance of the remedy.

The final remediation costs and the timing of the expenditures at the NAA plant, Jackson plant, Highway 15 location, and other sites for which the Company has remediation obligations will depend upon such factors as the nature and extent of contamination, the cleanup technologies employed, the effectiveness of the cleanup measures that are employed, and regulatory concurrences. While actual remediation costs therefore may be more or less than amounts accrued, the Company believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities. It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals because of uncertainties as to the extent of environmental impact, cleanup technologies, and concurrence of governmental authorities. The Company currently expects to pay the accrued remediation reserve through at least fiscal 2034, although some of the same factors discussed earlier could accelerate or extend the timing.
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
Compliance
Quanex incurred expenses of approximately $3.0 million and capitalized an additional $1.0 million during fiscal 2006 in order to comply with existing environmental regulations. This compares to $4.7 million of expense and $2.9 million of capital incurred during fiscal 2005. For fiscal 2007, the Company estimates expenses at its facilities will be approximately $3.5 million for continuing environmental compliance. In addition, the Company estimates that capital expenditures for environmental compliance in fiscal 2007 will be approximately $4.6 million, which includes $4.4 million for construction of the Jackson plant sheet pile wall and installation of the groundwater extraction and treatment system. Future expenditures relating to environmental matters will necessarily depend upon the application to Quanex and its facilities of future regulations and government decisions. Quanex will continue to have expenditures beyond fiscal 2007 in connection with environmental matters, including control of air emissions, control of water discharges and plant decommissioning costs. It is not possible at this time to reasonably estimate the amount of those expenditures, except as discussed above due to uncertainties about emission levels, control technologies, the positions of governmental authorities, the application of requirements to Quanex, and, as to decommissioning, settlement dates. Based upon its experience to date, Quanex does not believe that its compliance with environmental requirements will have a material adverse effect on its operations or financial condition.

Employees
The Company had 4,200 employees at October 31, 2006 and approximately 4,100 at December 11, 2006. Of the total employed, approximately 34% are covered by collective bargaining agreements. The TruSeal Technologies’ collective bargaining agreement expires on December 16, 2006. A new agreement has not yet been ratified. Following is a table of collective bargaining agreements currently in place.

			Covered
			Employees
Facility	Expires	Union	at 10/31/06
TruSeal Technologies	Dec. 2006	United Steelworkers of America	200
Nichols Aluminum—Davenport/Casting	Nov. 2007	International Brotherhood of Teamsters	253
MACSTEEL Monroe	Dec. 2007	United Automobile Workers International Union of America	273
MACSTEEL Arkansas	Jan. 2008	United Steelworkers of America	282
MACSTEEL Jackson	Feb. 2008	United Steelworkers of America	230
Nichols Aluminum-Lincolnshire	Jan. 2009	International Association of Machinists and Aerospace Workers	94
Nichols Aluminum — Alabama	May 2011	United Steelworkers of America	93
Financial Information about Foreign and Domestic Operations
For financial information on the Company’s foreign and domestic operations, see Note 11 of the Financial Statements contained in this Annual Report on Form 10-K.
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

Hotline
Accounting Issues:
Persons who have concerns or complaints regarding questionable accounting, internal accounting controls or auditing matters may submit them to the Senior Vice President — Finance & Chief Financial Officer at the Company’s principal address or hotline@quanex.com.
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
1)	By Letter Quanex Corporation 1900 West Loop South, Suite 1500 Houston, Texas 77027

2)	By Telephone Direct Telephone Toll Free Telephone Toll Free HOTLINE	(713) 877‑5349 (800) 231‑8176 (888) 704‑8222

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
Item 1A. Risk Factors
In addition to the factors discussed elsewhere in this report and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the following are some of the potential risk factors that could cause our actual results to differ materially from those projected in any forward-looking statements. You should carefully consider these factors, as well as the other information contained in this document, when evaluating your investment in our securities. Any of the following risks could have material adverse effects on our financial condition, operating results and cash flow. The below list of important factors is not all-inclusive or necessarily in order of importance.

If the Company’s raw materials or energy were to become unavailable or to significantly increase in price, the Company might not be able to timely produce products for our customers or maintain our profit levels.
Quanex requires substantial amounts of raw materials, substantially all of which are purchased from outside sources. The Company does not have long-term contracts for the supply of most of our raw materials. The availability and prices of raw materials may be subject to curtailment or change due to new laws or regulations, suppliers’ allocations to other purchasers or interruptions in production by suppliers. For example, the Company experienced a steep increase in costs for steel and aluminum scrap in fiscal 2004 due to a global rebound in manufacturing in addition to increased demand from China and other consumers for scrap metal. In addition, the operation of the Company’s facilities requires substantial amounts of electric power and natural gas. Any change in the supply of, or price for, these raw materials could affect our ability to timely produce products for the Company’s customers. Although the Company has contractual arrangements with many of our customers that permit us to increase prices in response to increased raw material costs, in times of rapidly rising raw material prices the adjustments will lag the current market price creating material volatility in top and bottom line results.
Portions of our business are generally cyclical in nature. Lowered vehicle production, fewer housing starts, reduced remodeling expenditures or weaknesses in the economy could significantly reduce our revenue, net earnings and cash flow.
Demand for the Company’s products is cyclical in nature and sensitive to general economic conditions. The Company’s business supports cyclical industries such as the automotive and construction industries.
The demand for the Vehicular Products Segment’s products is largely dependent on the North American production level of vehicles. The markets for these products have historically been cyclical because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Declines in vehicle production could significantly reduce our net earnings. The segment’s sales are also impacted by retail inventory levels and their customers’ production schedules. If its OEM customers significantly reduce their inventory levels and reduce their orders from us, the segment’s performance could be impacted.
The primary drivers of the Engineered Building Products and Aluminum Sheet Building Products segments are housing starts and remodeling expenditures. The building and construction industry is cyclical and seasonal, and product demand is based on numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond our control. Declines in housing starts and remodeling expenditures due to such factors could significantly reduce the segments’ net earnings.
The Company is subject to various environmental requirements, and compliance with, or liabilities under, existing or future environmental laws and regulations could significantly increase the Company’s costs of doing business.
The Company is subject to extensive federal, state and local laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, the Company must make capital and other expenditures on an ongoing basis. For example, environmental agencies continue to develop regulations implementing the Federal Clean Air Act. Depending on the nature of the regulations adopted, the Company may be required to incur additional capital and other expenditures in the next several years for air pollution control equipment, to maintain or obtain operating permits and approvals, and to address other air emission-related issues. Future expenditures relating to environmental matters will necessarily depend upon the application to Quanex and its facilities of future regulations and government decisions. It is likely that the Company will be subject to increasingly stringent environmental standards and the additional expenditures related to compliance with such standards. Furthermore, if the Company fails to comply with applicable environmental regulations, the Company could be subject to substantial fines or penalties and to civil and criminal liability.

Under applicable state and federal laws, the Company also may be responsible for, among other things, all or part of the costs required to remove or remediate wastes or hazardous substances at locations the Company has owned or operated at any time. The Company is currently involved in environmental investigations or remediation at several such locations. From time to time, the Company also has been alleged to be liable for all or part of the costs incurred to clean up third-party sites where it is alleged to have arranged for disposal of hazardous substances. While the Company has established reserves for such liabilities, such reserves may not be adequate to cover the ultimate cost of remedial measures required by environmental authorities. The discovery of previously unknown contamination, inadequate performance of a remedy or the imposition of new clean-up requirements at any site for which Quanex is responsible could require the Company to incur additional costs or become subject to significant new or increased liabilities.
The Company may not be able to successfully identify, manage or integrate future acquisitions, and if the Company is unable to do so, it is unlikely to sustain its historical growth rates and profitability.
Historically, Quanex has grown through a combination of internal growth and external expansion through acquisitions, such as its December 2003 acquisitions of TruSeal Technologies and MACSTEEL Monroe and its December 2004 acquisition of Mikron Industries. Although Quanex is actively pursuing its growth strategy both in its domestic target markets and overseas and expect to continue doing so in the future, the Company cannot provide any assurance that it will be able to identify appropriate acquisition candidates or, if it does, that it will be able to successfully negotiate the terms of an acquisition, finance the acquisition or integrate the acquired business effectively and profitably into its existing operations. Integration of future acquired businesses could disrupt the Company’s business by diverting management’s attention away from day-to-day operations. Further, failure to successfully integrate any acquisition may cause significant operating inefficiencies and could adversely affect the Company’s profitability. Consummating an acquisition could require the Company to raise additional funds through additional equity or debt financing. Additional equity financing could depress the market price of Quanex common stock. In addition, the Company’s ability to access the credit markets in the future to obtain additional financing, if needed, could be influenced by the its ability to meet current covenant requirements associated with its existing credit agreement, its credit rating, or other factors.
The Company operates in competitive markets, and the Company’s business will suffer if it is unable to adequately address potential downward pricing pressures and other factors that may reduce its operating margins.
The principal markets that Quanex serves are highly competitive. Competition is based primarily on the precision and range of achievable tolerances, quality, price and the ability to meet delivery schedules dictated by customers. The Company’s competition in the markets in which it participates comes from companies of various sizes, some of which have greater financial and other resources than Quanex does and some of which have more established brand names in the markets Quanex serves. Any of these competitors may foresee the course of market development more accurately than the Company, develop products that are superior to the Company’s products, have the ability to produce similar products at a lower cost than the Company, or adapt more quickly than the Company to new technologies or evolving customer requirements. Increased competition could force the Company to lower its prices or to offer additional services at a higher cost to the Company, which could reduce its gross profit and net income.
Original Equipment Manufacturers (OEMs) have significant pricing leverage over suppliers and may be able to achieve price reductions over time, which will reduce the Company’s profits.
The Company’s products are sold primarily to OEMs, and to a much lesser extent, sold through distributors. There is substantial and continuing pressure from OEMs in all industries to reduce the prices they pay to suppliers. Quanex attempts to manage such downward pricing pressure, while trying to preserve its business relationships with its OEM customers, by seeking to reduce its production costs through various measures, including purchasing raw materials and components at lower prices and implementing cost-effective process improvements. However, the Company’s suppliers may resist pressure to lower their prices and may seek to impose price increases. If the Company is unable to offset OEM price reductions through these measures, its gross margins and profitability could be adversely affected. In addition, OEMs have substantial leverage in setting purchasing and payment terms, including the terms of accelerated payment programs under which payments are made prior to the account due date in return for an early payment discount.

The Company could lose customers and the related revenues due to the transfer of manufacturing capacity by its customers out of the United States to lower cost regions of the world.
Manufacturing activity in the United States has been on the decline over the past several years. One of the reasons for this decline is the migration by U.S. manufacturers to other regions of the world that offer lower cost labor forces. The combined effect is that U.S. manufacturers can reduce product costs by manufacturing and assembling in other regions of the world and then importing those products to the United States. Some of the Company’s customers have shifted production to other regions of the world and there can be no assurance that this trend will not continue. The Company will lose customers and revenues if its customers locate in areas that the Company chooses not to serve or that it cannot economically serve.
If the Company’s relationship with its employees were to deteriorate, the Company could be faced with labor shortages, disruptions or stoppages, which could shut down certain of its operations, reducing its revenue, net earnings, and cash flows.
The Company’s operations rely heavily on its employees, and any labor shortage, disruption or stoppage caused by poor relations with its employees and/or renegotiation of labor contracts could shut down certain of its operations. Approximately 34% of the Company’s employees are covered by collective bargaining agreements which expire between 2006 and 2011. It is possible that the Company could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could impact financial results. Similarly, any failure to negotiate a new labor agreement when required might result in a work stoppage that could reduce our operating margins and income.
In addition, many OEMs and their suppliers have unionized work forces. Work stoppages or slowdowns experienced by OEMs or their suppliers could result in slowdowns or closures of assembly plants where Quanex products are included in assembled vehicles. In the event that one or more of the Company’s customers experiences a material work stoppage, such work stoppage could prevent the customers from purchasing Quanex products.
Changes in regulatory requirements or new technologies may render the Company’s products obsolete or less competitive.
Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of the Company’s products obsolete or less competitive, preventing the Company from selling them at profitable prices, or at all. The Company’s ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely and cost-efficient basis will be a significant factor in our ability to remain competitive. The Company’s business may, therefore, require significant ongoing and recurring additional capital expenditures and investments in research and development. The Company may not be able to achieve the technological advances necessary for it to remain competitive or certain of its products may become obsolete. The Company is also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly.

Equipment failures, delays in deliveries or catastrophic loss at any of the Company’s manufacturing facilities could lead to production curtailments or shutdowns that prevent the Company from producing its products.
An interruption in production capabilities at any of the Company’s facilities as a result of equipment failure or other reasons could result in the Company’s inability to produce its products, which would reduce its sales and earnings for the affected period. In addition, Quanex generally manufactures its products only after receiving the order from the customer and thus does not hold large inventories. In the event of a stoppage in production at any of our manufacturing facilities, even if only temporary, or if Quanex experiences delays as a result of events that are beyond its control, delivery times could be severely affected. Any significant delay in deliveries to the Company’s customers could lead to increased returns or cancellations and cause us to lose future sales. The Company’s manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. The Company has in the past and may in the future experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our results of operations or financial condition. Although the Company has obtained property damage and business interruption insurance, the Company may not have adequate insurance to compensate it for all losses that result from any of these events.
The Company’s business involves complex manufacturing processes that may result in costly accidents or other disruptions of its operations.
The Company’s business involves complex manufacturing processes. Some of these processes involve high pressures, temperatures, hot metal and other hazards that present certain safety risks to workers employed at its manufacturing facilities. Although the Company employs safety procedures in the design and operation of its facilities, the potential exists for accidents involving death or serious injury. The potential liability resulting from any such accident, to the extent not covered by insurance, could cause the Company to incur unexpected cash expenditures, thereby reducing the cash available to it to operate its business. Such an accident could disrupt operations at any of the Company’s facilities, which could adversely affect its ability to deliver product to its customers on a timely basis and to retain its current business.
Flaws in the design or manufacture of the Company’s products could cause future product liability or warranty claims for which it does not have adequate insurance or affect its reputation among customers.
The Company’s products are essential components in vehicles, buildings and other applications where problems in the design or manufacture of our products could result in property damage, personal injury or death. While the Company believes that its liability insurance is adequate to protect it from future product liability and warranty liabilities, its insurance may not cover all liabilities or be available in the future at a cost acceptable to the Company. In addition, if any of the Company’s products prove to be defective, it may be required in the future to participate in a recall involving such products. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could significantly reduce the Company’s profits or negatively affect its reputation with customers.
The Company’s success depends upon its ability to develop new products and services, integrate acquired products and services and enhance its existing products and services.
The Company has continuing programs designed to develop new products and to enhance and improve its products. Quanex is expending resources for the development of new products in all of its segments. The successful development of its products and product enhancements are subject to numerous risks, both known and unknown, including: 1) unanticipated delays; 2) access to capital; 3) budget overruns; 4) technical problems; and 5) other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products.

Given the uncertainties inherent with product development and introduction, the Company cannot provide assurance that any of its product development efforts will be successful on a timely basis or within budget, if at all. Failure to develop new products and product enhancements on a timely basis or within budget could harm the Company’s business and prospects.
The Company has a risk that its goodwill and indefinite-lived intangible assets may be impaired and result in a charge to income.
The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. The Company performs a goodwill impairment test annually as of August 31. In addition, goodwill would be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The Company tests for impairment of its goodwill using a two-step approach as prescribed in SFAS 142. The first step of the Company’s goodwill impairment test compares the fair value of each reporting unit with its carrying value including assigned goodwill. The second step of the Company’s goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In such instances, the Company compares the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The Company primarily uses the present value of future cash flows to determine fair value and validates the result against the market approach. Future cash flows are typically based upon appropriate future periods for the businesses and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. The residual values are determined by reference to an exchange transaction in an existing market for that asset. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period which would result in a charge to income from operations in the year of the impairment with a resulting decrease in our recorded net worth.
The Company may not be able to protect its intellectual property.
A significant amount of time, effort and expense is devoted to (a) custom engineering which qualifies our products for specific customer applications and (b) developing superior, proprietary process technology. The Company relies on a combination of copyright, patent, trade secrets, confidentiality procedures and contractual commitments to protect its proprietary information. Despite the Company’s efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of the Company’s products or otherwise obtain and use the Company’s intellectual property. Any patents owned by the Company may be invalidated, circumvented or challenged. Any of the Company’s pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims the Company seeks, if at all. In addition, the laws of some countries do not provide the same level of protection of the Company’s proprietary rights as do the laws of the United States. If the Company cannot protect its proprietary information against unauthorized use, it may not remain competitive.

The Company may not be able to repay or repurchase the principal amount of its debentures when required.
At maturity, the entire outstanding principal amount of Convertible Senior Debentures due 2034 (the Debentures) will become due and payable by the Company. In addition, on May 15 of 2011, 2014, 2019, 2024 and 2029 or if certain designated events occur, holders of the Debentures may require the Company to repurchase their Debentures for cash. If the holders require Quanex to repurchase the Debentures or in the event a fundamental change occurs, the Company will be required to purchase all or any part of the holder’s Debentures at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the date of purchase. It is possible that Quanex will not have sufficient funds at the time of repurchase to make the required repurchases of the Debentures or that restrictions in its other indebtedness may not allow these repurchases. The Company’ failure to purchase the Debentures would be a default under the indenture that governs them.
The Company has the ability to issue additional equity securities, which would lead to dilution of its issued and outstanding common stock.
The issuance of additional equity securities or securities convertible into equity securities, as well as the conversion of the debentures or any other securities convertible into equity securities, would result in dilution of existing stockholders’ equity interests in Quanex. The Company is authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, no par value per share, in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. The Company’s board of directors has the authority to issue, without vote or action of stockholders, shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. The Company’s board of directors has no present intention of issuing any such preferred series, but reserves the right to do so in the future. In addition, the Company is authorized, by prior shareholder approval, to issue up to 50,000,000 shares of common stock, $.50 par value per share, of which 37,031,301 shares were outstanding as of December 11, 2006. Quanex is authorized to issue, without stockholder approval, securities convertible into either common stock or preferred stock.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table lists Quanex’s principal properties together with their locations, general character and the industry segment which uses the facility. Listed facilities are owned by the Company, unless indicated otherwise. See Item 1, “Business,” for discussion of the capacity of various facilities.

Location	Principal Products
Vehicular Products Segment
Fort Smith, Arkansas	Special bar quality engineered steel
Jackson, Michigan	Special bar quality engineered steel
Monroe, Michigan	Special bar quality engineered steel
Huntington, Indiana	Heat treating
Pleasant Prairie, Wisconsin	Bar finishing
Engineered Building Products Segment
Rice Lake, Wisconsin	Fenestration products
Chatsworth, Illinois	Fenestration products (two plants)
Hood River, Oregon	Fenestration products
Richmond, Indiana	Fenestration products
Solon, Ohio	Insulated flexible spacer research & sales
Barbourville, Kentucky	Insulated flexible spacer
Luck, Wisconsin	Fenestration products
Richmond, Kentucky	Vinyl extrusions
Winnebago, Illinois	Vinyl extrusions
Mounds View, Minnesota	Fenestration products
Leased (expires 2008)
Kent, Washington	Vinyl extrusions (two plants)
Leased (leases expiring 2007, 2008, 2010 and 2011)
Dubuque, Iowa	Fenestration products
Leased (expires 2008)
Cleveland, Ohio	Insulated glass assembly equipment
Leased (expires 2006)
Aluminum Sheet Building Products Segment
Lincolnshire, Illinois	Aluminum sheet finishing
Davenport, Iowa	Aluminum sheet and finishing (two plants)
Decatur, Alabama	Aluminum sheet finishing
Owned and leased (expires 2018)
Executive Offices
Houston, Texas	Corporate Office
Leased (expires 2010)
The Company believes that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business. In fiscal 2006, the Company’s vehicular products focused facilities operated at approximately 90% of capacity, while the building products focused facilities operated at approximately 75% of capacity.

Item 3. Legal Proceedings
On September 6, 2006, the Michigan Department of Environmental Quality sent to the Company a proposed administrative consent order with respect to alleged past violations of air emission requirements. The proposed order sought payment of a civil penalty in the amount of approximately $162,000. The parties have reached an agreement in principle pursuant to which the penalty would be reduced to $139,000. Quanex expects to finalize and execute the consent order in the first or second quarter of fiscal 2007. For additional discussion of environmental issues, see Item 1 and Item 8, Note 17 to the Consolidated Financial Statements. For additional discussion of the Company’s pending tax case see Note 17 to the Consolidated Financial Statements.
Item 4. Submission of Matters to Vote of Security Holders
None.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Quanex’s common stock, $.50 par value, is traded on the New York Stock Exchange, under the ticker symbol NX. The following tables present the quarterly common stock cash dividends and the high and low closing prices for the Company’s common stock during each fiscal quarter within the two most recent fiscal years. Share amounts set forth below and elsewhere in this report have been adjusted to reflect the results of the March 2006 and December 2004 three-for-two stock splits in the form of a stock dividend.
Quarterly Common Stock Cash Dividends

Paid during the Quarter Ended	2006	2005
January	$0.1033	$0.0900
April	0.1200	0.0900
July	0.1200	0.0900
October	0.1400	0.1033

Total	$0.4833	$0.3733

Quarterly Common Stock Sales Price (High & Low Closing Price)

Quarter Ended	2006	2005
January	$41.67	$35.15
	32.50	22.52
April	47.28	41.33
	38.83	31.46
July	44.72	41.09
	35.11	31.18
October	36.90	44.15
	29.25	36.26
The terms of Quanex’s revolving credit agreement do not specifically limit the total amount of dividends or other distributions to its shareholders.

There were approximately 3,447 holders of Quanex common stock (excluding individual participants in securities positions listings) on record as of December 11, 2006.
Issuer Purchases of Equity Securities
On August 26, 2004, the Company’s Board of Directors approved an increase in the number of authorized shares in the Company’s existing stock buyback program, up to 2.25 million shares; and on August 24, 2006 the Board of Directors approved an additional increase of 2.0 million shares to the existing program. The Company purchased 1,573,950 treasury shares at an average price of $37.06 during the year ended October 31, 2006; no purchases were made during the fourth quarter of 2006. As of October 31, 2006, the number of shares in treasury was reduced to 1,200,617 resulting primarily from stock option exercises. No shares were purchased during fiscal 2005. At October 31, 2005 there were no shares of treasury stock.
Equity Compensation Plan Information
The following table summarizes as of October 31, 2006, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans.
Equity Compensation Plan Information

Number of
securities remaining
	Number of		available for
	securities to be		future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,184,314	$25.70	2,575,422
Equity compensation plans not approved by security holders(1)	141,647	14.28	—

Total	1,325,961	$24.48	2,575,422

(1)
The Quanex Corporation 1997 Key Employee Stock Plan was approved by the Company’s Board of Directors in October 1997. This plan provides for the granting of stock options to eligible persons employed by the Company who are not executive officers of the Company. Under the plan, the total number of stock options which may be granted is 900,000 shares. Stock options may be granted at not less than the fair market value (as defined in the plan) on the date the options are granted and generally become exercisable over three years in one-third annual increments. The options expire ten years after the date of grant. The Board of Directors may amend, terminate or suspend the plan at any time. This plan was terminated at the December 2005 Board of Directors’ meeting.

Item 6. Selected Financial Data
The following selected consolidated financial data for the years ended October 31, 2002 through October 31, 2006 is derived from the Company’s audited consolidated financial statements. The operating results data includes reclassifications to conform to current period presentations with no impact on net income. All periods have been adjusted on a retroactive basis to give effect for the Company’s March 2006 and December 2004 three-for-two stock splits in the form of a stock dividend. The data set forth should be read in conjunction with the Company’s consolidated financial statements and accompanying notes to the consolidated financial statements included in Item 8 of this Form 10-K. The historical information is not necessarily indicative of the results to be expected in the future.
Glossary of Terms
The exact definitions of commonly used financial terms and ratios vary somewhat among different companies and investment analysts. The following list gives the definition of certain financial terms that are used in this report:
Asset turnover: Net sales divided by the average of beginning of year and end of year total assets.
Working capital: Current assets less current liabilities.
Current ratio: Current assets divided by current liabilities.
Return on common stockholders’ equity: Net income attributable to common stockholders divided by the average of beginning of year and end of year common stockholders’ equity.
Return on investment: The sum of net income and the after-tax effect of interest expense less capitalized interest divided by the sum of the beginning of year and end of year averages for short and long-term debt and stockholders’ equity.

Selected Financial Data 2002 — 2006

	Fiscal years ended October 31,
	2006	2005(1)(2)	2004(1)	2003(1)	2002(1)
	(thousands, except per share data)
Selected Operating Results Data:
Net sales	$2,032,572	$1,969,007	$1,437,897	$878,409	$831,569
Operating income(3)	251,394	292,775	98,997	64,887	79,431
Income from continuing operations(4)	160,313	177,233	57,428	43,646	53,276
Income (loss) from discontinued operations, net of tax(5)	(130)	(22,073)	(2,961)	(759)	2,206
Net income (3)(4)(5)	$160,183	$155,160	$54,467	$42,887	$55,482
Percent of net sales	7.9%	7.9%	3.8%	4.9%	6.7%
Diluted Earnings Per Share Data:
Income from continuing operations	$4.09	$4.50	$1.53	$1.18	$1.50
Net income	$4.08	$3.95	$1.45	$1.16	$1.56
Cash dividends declared	$0.4833	$0.3733	$0.3111	$0.2978	$0.2844
Financial Position—Year End:
Total assets	$1,202,152	$1,114,778	$940,054	$697,211	$728,573
Asset turnover	1.8	1.9	1.8	1.2	1.1
Working capital	242,196	143,043	144,057	95,157	104,336
Current ratio	2.2 to 1	1.7 to 1	1.7 to 1	1.7 to 1	1.8 to 1
Total debt	$133,401	$135,921	$128,926	$17,542	$73,140
Stockholders’ equity	758,515	656,742	500,707	445,159	421,395

Total capitalization	$891,916	$792,663	$629,633	$462,701	$494,535
Cash provided by operating activities	$190,271	$249,120	$124,237	$102,840	$81,111
Cash provided by (used for) investing activities	(65,539)	(240,737)	(213,090)	(22,500)	(29,808)
Cash provided by (used for) financing activities	(68,716)	(462)	108,478	(76,515)	(3,765)
Depreciation and amortization	71,657	65,987	49,921	40,647	38,635
Capital expenditures, net	72,262	50,792	18,713	24,411	30,353
Other Data:
Total debt as a percent of capitalization	15.0%	17.1%	20.5%	3.8%	14.8%
Return on investment—percent	19.4%	22.6%	10.6%	9.3%	12.9%
Return on common stockholders’ equity—percent	22.6%	26.8%	11.5%	9.9%	15.8%
Average number of employees	4,356	4,124	2,975	2,408	2,351
Net sales per average employee	$467	$477	$483	$365	$354
Backlog for shipment in next 12 months	$298,000	$330,000	$489,000	$162,000	$169,000

(1)
During the fourth quarter of 2005, the Company committed to a plan to sell its Temroc business. In the first quarter of 2005, the Company sold its Piper Impact business and in the fourth quarter of 2004 sold its Nichols Aluminum — Golden business. Accordingly, the assets and liabilities of Temroc, Piper Impact and Nichols Aluminum — Golden are reported as discontinued operations in the Consolidated Balance Sheets for all periods presented, and their operating results are reported as discontinued operations in the Consolidated Statements of Income for all periods presented (see Note 18).

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
Factors exist that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements. Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, the rate of change in prices for steel and aluminum scrap, energy costs, interest rates, construction delays, market conditions, particularly in the vehicular, home building and remodeling markets, any material changes in purchases by the Company’s principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company’s successful implementation of its internal operating plans, acquisition strategies and integration, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved. All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. For more information, please see Item 1A, “Risk Factors”.

Results of Operations
Summary Information as % of Sales

	Fiscal Year Ended October 31,*
	2006		2005		2004
	Dollar	% of	Dollar	% of	Dollar	% of
	Amount	Sales	Amount	Sales	Amount	Sales
	(Dollars in millions)
Net sales	$2,032.6	100%	$1,969.0	100%	$1,437.9	100%
Cost of sales	1,617.4	80	1,513.0	77	1,225.8	85
Selling, general and administrative	92.7	5	97.8	5	63.7	4
Depreciation and amortization	71.1	3	65.4	3	49.4	4

Operating income	251.4	12	292.8	15	99.0	7

Interest expense	(4.8)	—	(9.3)	(1)	(6.0)	(1)
Other, net	4.2	—	0.1	—	0.3	—
Income tax expense	(90.5)	(4)	(106.4)	(5)	(35.9)	(2)

Income from continuing operations	$160.3	8%	$177.2	9%	$57.4	4%

*	All periods presented exclude Nichols Aluminum — Golden, Piper Impact and Temroc, which are included in discontinued operations.
Overview
Fiscal 2006 was a record year with net sales exceeding $2.0 billion for the first time in the Company’s history. Both of the primary markets on which the Company focuses, the vehicular products and the building products markets, experienced difficulties over the course of fiscal 2006 when compared to the much stronger performance of those markets over the past few years. Notwithstanding these difficulties, the Company managed to outperform its primary markets by focusing on the controllable factors.
Fiscal 2006 was a year of declining demand while maintaining relatively strong spreads (sales price less material costs) at the Company’s process businesses. Record net sales of $2.0 billion were an increase of 3.2% over fiscal 2005’s record level, attributable to strong base metal prices and the full year impact of the Mikron acquisition, offset by reduced demand. The 3.2% increase in net sales resulted from a 12.5% increase in Mikron net sales and a 2.0% increase in net sales across all of the other businesses.
Business Segments
Business segments are reported in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). SFAS 131 requires that the Company disclose certain information about its operating segments, where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance”. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

Quanex has three reportable segments covering two customer-focused markets; the vehicular products and building products markets. The Company’s reportable segments are Vehicular Products, Engineered Building Products, and Aluminum Sheet Building Products. The Vehicular Products segment produces engineered steel bars for the light vehicle, heavy duty truck, agricultural, defense, capital goods, recreational and energy markets. The Vehicular Products segment’s primary market drivers are North American light vehicle builds and, to a lesser extent, heavy duty truck builds. The Engineered Building Products segment produces engineered products and components serving the window and door industry, while the Aluminum Sheet Building Products segment produces mill finished and coated aluminum sheet serving the broader building products markets and secondary markets such as recreational vehicles and capital equipment. The main market drivers of the building products focused segments are residential housing starts and remodeling expenditures.
During the fourth quarter of fiscal 2006, certain internal reporting relationships were changed that resulted in the Company’s CODM assessing financial performance and allocating resources at a level of the organization below the segments to include each of the operating divisions. For financial reporting purposes three of the Company’s five operating divisions, Homeshield, TruSeal and Mikron, have been aggregated into the Engineered Building Products reportable segment. The remaining two divisions, MACSTEEL and Nichols Aluminum, are reported as separate reportable segments with the Corporate & Other comprised of corporate office expenses and certain inter-division eliminations. The sale of products between segments is recognized at market prices. The financial performance of the operations is based upon operating income. The segments follow the accounting principles described in the Summary of Significant Accounting Principles. Note that the three reportable segments value inventory on a FIFO basis and the LIFO reserve relating to those operations accounted for under the LIFO method of inventory valuation is computed on a consolidated basis in a single pool and treated as a corporate expense. Prior periods have been adjusted to reflect the current presentation.
Vehicular Products — Three Years Ended October 31, 2006
The Vehicular Products segment’s primary market drivers are North American light vehicle production (approximately 65% of sales) and Class 8 heavy duty truck production (approximately 10% of sales). Calendar 2006 North American vehicle builds are expected to be some 15.8 million, 3.1% below the 16.3 million in calendar 2005. The segment’s addition of new programs helped it to overcome the market decline, thereby resulting in flat volume compared to fiscal 2005. Fiscal 2005 was considered to have been a year of relatively strong demand, particularly in the first half of the year, when demand for the segment’s engineered steel bar products outstripped our ability to fully supply customers. While the segment benefited from higher base selling prices in fiscal 2006, steel scrap costs were much less volatile than the falling prices experienced in the previous year.
The following table sets forth selected operating data for the Vehicular Products segment:

	Years Ended October 31,			% Change
	(Dollars in millions)			2006 vs.	2005 vs.
	2006	2005	2004(1)	2005	2004
Net sales	$988.8	$1,017.2	$798.6	(2.8)%	27.4%
Cost of sales	782.3	772.6	677.1	1.3	14.1
Selling, general and administrative	17.8	21.2	16.6	(16.0)	27.7
Depreciation and amortization	34.1	32.7	30.9	4.3	5.8

Operating income	$154.6	$190.7	$74.0	(18.9)%	157.7%

Operating income margin	15.6%	18.7%	9.3%

(1)	Fiscal 2004 includes MACSTEEL Monroe’s operations beginning January 1, 2004

Net sales for fiscal 2006 were 2.8% lower than fiscal 2005 due to a 3.2% decline in the average selling price, directly attributable to lower scrap surcharges, which was only partially offset by a 0.5% increase in volume. Net sales for fiscal 2005 were higher than fiscal 2004 by 27.4% due to the combination of a 34.0% increase in average selling prices (including surcharges), increased sales as a result of two additional months of business at MACSTEEL Monroe during fiscal 2005 (acquired December 31, 2003), offset by a 10.6% decline in volume excluding MACSTEEL Monroe.
•
Fiscal 2006 volume was lower in the first half of the year versus the tough comparison of 2005, but outpaced fiscal 2005 in the second half of the year largely as a result of new programs. Fiscal 2005 volumes dropped from the strong levels that had persisted for several years primarily as a result of reduced end-use demand in the second half of the year and inventory draw-downs. Near-term volumes are anticipated to be lower than recent comparative periods in light of production cutbacks announced by several of the major automotive manufacturers. Over time, end-use demand is expected to increase, influenced, in part, by the overall driver aged population growth. The Company continues to focus on consistently improving productivity as well as enhancing its value-added offerings in an effort to meet the anticipated higher demand over time. Future volume increases will also be based upon the Company’s ability to increase content per vehicle as well as continued sales growth with the New American Manufacturers (NAMs) which continue to take share from the former Big 3 manufacturers.

•
Average selling prices decreased from 2005 to 2006 primarily due to the reduction of steel scrap surcharges from fiscal 2005’s all time high surcharges. Although surcharges were lower in 2006, base prices held steady from 2005 to 2006. Leading up to fiscal 2006 average selling prices increased over the preceding three years primarily as the result of three items. First, the Company is always focused on continuing to increase sales of the segment’s value-added products. As the mix of value-added sales increases, so does the average sales price. The second contributing factor to the average selling price increases are underlying base price increases that were realized in 2005. The largest contributing factor for the increase from fiscal 2004 to 2005 is the overall price increases resulting from higher steel scrap surcharges. Steel scrap raw material prices increased dramatically over the last half of calendar 2003 and into fiscal 2004. As a result of the steel scrap raw material price increases, surcharges were triggered on January 1, 2004 and have been adjusted since then (see further discussion of surcharge lag in “Commodity Price Risk” of Item 7A). Steel scrap price surcharges have been a component of the Company’s MACSTEEL sales contracts for many years and will remain in effect as long as steel scrap prices remain at current levels.

The 18.9% decrease in operating income from fiscal 2005 to fiscal 2006 resulted from average selling prices decreasing by more than the decrease in raw material costs coupled with a 28% increase in utility costs that were only partially offset by the reduced selling, general and administrative expenses. The 157.7% increase in operating income from fiscal 2004 to 2005 resulted from the increases in average selling prices offset by higher raw material costs. At MACSTEEL, average selling prices held as raw material costs fell during fiscal 2005. During fiscal 2005 raw material costs steadily declined for the first three fiscal quarters followed by an increase during the fiscal fourth quarter. Fiscal 2005 selling, general and administrative expenses were higher than both fiscal 2004 and fiscal 2006 primarily due to increased incentives for the year coupled with a $3.1 million increase in the reserve for doubtful accounts receivable due to Jernberg Industries, Inc. and Delphi, which filed for bankruptcy during the year. The increased depreciation expense in 2005 and again in 2006 relate to the capital spending that has occurred over the past few years to increase the segment’s valued added capacity. Depreciation expense is expected to increase in the next year, impacted by the MACSTEEL Phase VIII and Phase IX capital expansions.

The operating income margin decrease from fiscal 2005 to 2006 resulted from the items that impacted operating income discussed above. Note that in the 1st quarter of fiscal 2006 the Company converted approximately 85% of the accounts, representing approximately 70% of shipments, to a monthly surcharge mechanism from a quarterly surcharge mechanism. The impact of the surcharge change reduces the volatility created by the inherent lag built into the quarterly surcharge mechanism. As examples, fiscal 2005 benefited from the surcharge lag in a period when raw material prices were decreasing, whereas fiscal 2004 was hurt by the surcharge lag in a period when raw material prices increased. Under the quarterly surcharge mechanism, as raw material prices rise, the Company experiences short term compression of the operating margin since the surcharges are adjusted on a quarterly basis based upon raw material indexes from the previous three months. Declines in raw material costs will increase the margin in the short term as the surcharge reductions lag behind. Based upon the inherent lag of surcharge pricing, the Company’s margins were compressed during fiscal 2004 and expanded during fiscal 2005. The operating income margins experienced in fiscal 2004 are therefore believed to be below normal levels and the operating income margins realized during fiscal 2005 are not sustainable over the long-term. The operating income margins realized in fiscal 2006 are closer to expected normal levels due in large part to the change in the surcharge mechanism combined also with the lower volatility in raw material scrap prices during the year.
Engineered Building Products & Aluminum Sheet Building Products — Three Years Ended October 31, 2006
Both the Engineered Building Products segment and Aluminum Sheet Building Products segment reported record net sales and the Aluminum Sheet Building Products segment reported record operating income in fiscal 2006. Both segments’ primary market drivers are North American new housing starts and remodeling activity. The primary drivers were both down for 2006 compared to a very strong 2005, with housing starts estimated to be down almost 12% calendar 2006 over 2005. The Engineered Building Products segment is comprised of three divisions: Homeshield, TruSeal and Mikron. The Engineered Building Products segment benefited from a full year of net sales from Mikron, a leading supplier of vinyl window profiles, which was acquired in December 2004. Homeshield and TruSeal net sales increased 3.4% in a down market. The operations were negatively impacted over the latter half of the year as housing starts and remodeling expenditures declined sharply. While the annual rate of housing starts is expected to end down 12% versus 2005, the rate in the last couple of months of the Company’s fiscal year was down in the 20% range. The Aluminum Sheet Building Products segment benefited from higher selling prices and increased spreads offset partially by the drop in demand.
The following table sets forth selected operating data for the two reportable segments within Building Products, Engineered Building Products (Engineered BP) and Aluminum Sheet Building Products (Aluminum Sheet BP):

	Years Ended October 31,			% Change
	(Dollars in millions)			2006 vs.	2005 vs.
	2006	2005(1)	2004(2)	2005	2004
Engineered BP net sales	$524.6	$487.6	$240.2	7.6%	103.0%
Aluminum Sheet BP net sales	539.8	484.1	419.7	11.5	15.3

Net sales	1,064.4	971.7	659.9	9.5	47.2
Cost of sales	842.5	759.3	548.1	11.0	38.5
Selling, general and administrative	50.5	48.5	30.5	4.1	59.0
Depreciation and amortization	36.7	32.5	18.2	12.9	78.6

Engineered BP operating income	52.5	59.2	39.7	(11.3)	49.1
Aluminum Sheet BP operating income	82.2	72.2	23.4	13.9	208.5

Operating income	$134.7	$131.4	$63.1	2.5%	108.2%
Engineered BP operating income margin	10.0%	12.1%	16.5%
Aluminum Sheet BP operating income margin	15.2%	14.9%	5.6%

Operating income margin	12.7%	13.5%	9.6%

(1)	Mikron’s results of operations have been included beginning December 10, 2004 (fiscal 2005).

(2)	TruSeal’s results of operations have been included beginning January 1, 2004 (fiscal 2004).

The Engineered Building Products segment’s increase in net sales from 2004 to 2005 and 2006 has been influenced by the acquisitions of TruSeal in January 2004 and Mikron in December 2004. Homeshield’s net sales increased 3.4% in fiscal 2006 and 4.9% in fiscal 2005. These net sales increases resulted from a continuous expansion of new products coupled with increased sales of existing products. Fenestration component sales were robust in fiscal 2005 as a result of increased housing starts as well as strong remodeling and renovation activity, whereas fiscal 2006’s increase was primarily a result of new product introductions.
The increased net sales at the Aluminum Sheet Building Products segment from 2004 to 2005 and 2006 resulted from a combination of higher average selling prices and lower volumes. Aluminum sheet volume decreased 4.3% in fiscal 2006 as building and construction markets declined at a much higher rate. Fiscal 2005 volumes declined slightly due to inventory draw-downs of aluminum sheet that resulted from pre-buying that occurred early in the year in a period of allocation. The increased aluminum sheet selling prices during fiscal 2005 and 2006 were a result of reduced industry capacity which combined with strong demand during the first half of 2005 to put upward pressure on pricing. Aluminum sheet selling prices are correlated with aluminum prices on the London Metal Exchange (LME). During fiscal 2006, LME aluminum prices increased sharply in the first part of the fiscal year and retreated to a lesser extent in the latter half of the fiscal year which resulted in a similar trend of the Aluminum Sheet Building Products segment’s average selling price. The Company continues to increase the mix of value-added products across the segment which should mitigate the expected margin pressure due to moderation in demand.
Fiscal 2005 housing starts were fueled by relatively low mortgage rates. Mortgage rates increased during fiscal 2006 as expected which contributed to the decline in housing starts along with the housing affordability index becoming unfavorable. Mortgage rates are not expected to rise noticeably in the next year and home sales and starts of new units are expected to stabilize following the substantial correction which began in the second quarter of 2006. Additionally, the building products focused businesses are expected to benefit from the less volatile demand from remodeling and renovation activity which comprises an estimated 40% of these businesses’ sales. The Company is focused on working closely with customers to be a part of their new product development which is an important component to increasing revenue. Generally, demographics for long-term housing demand are favorable when factoring the population increase, immigration and an increase in vacation homes. These coupled with an increase in the average-sized home should benefit the segment over the long-term. Furthermore, the Company’s presence in the vinyl and composite window market, which represents the fastest growing window segment, should continue to fuel growth over a long time frame.
Operating income declined at the Company’s Engineered Building Products segment in 2006 due to a combination of factors. Material costs, particularly those having natural gas and oil as feed stocks, increased coupled with increased energy and labor costs. The labor costs will be brought in line in fiscal 2007, as the operations will be staffed to more closely match demand. This was difficult during fiscal 2006 as the market was transitioning to lower levels. Contributing to the decline in operating income for fiscal 2006 was a protracted labor organization effort at one of the Mikron facilities which resulted in reduced productivity and margins. The effort recently concluded in the Company’s favor and improvements in productivity and margins are expected. All of the aforementioned factors led to the corresponding decreases in operating income margin.
Spread is a key determinant of profitability for the Aluminum Sheet Building Products segment. The spread between the Company’s selling price and raw material price expanded in both fiscal 2005 and fiscal 2006 even with the rise in raw material costs. This increase in spread was the primary contributor to the increase in operating income margin from 5.6% in fiscal 2004 to 15.2% in fiscal 2006. The increased spread was partially offset by a 39.3% increase in utility costs in fiscal 2006. While the spreads realized during fiscal 2006 are expected to moderate over time, the move to higher energy costs has enhanced the segment’s competitive advantage because as a scrap based producer of aluminum, recycling aluminum only consumes 5% of the energy required to produce primary aluminum from bauxite, an aluminum containing ore.

Corporate and Other — Three Years Ended October 31, 2006

	Years Ended October 31,			$ Change
	(Dollars in millions)			2006 vs.	2005 vs.
	2006	2005	2004	2005	2004
Net sales	$(20.6)	$(19.9)	$(20.6)	$(0.7)	$0.7
Cost of sales	(7.4)	(18.9)	0.6	11.5	(19.5)
Selling, general and administrative	24.4	28.1	16.6	(3.7)	11.5
Depreciation and amortization	0.3	0.2	0.3	0.1	(0.1)

Operating income (expense)	$(37.9)	$(29.3)	$(38.1)	$(8.6)	$8.8

Corporate and other operating expenses, not included in the operating segments mentioned above, include the consolidated LIFO inventory adjustments (calculated on a combined pool basis), corporate office expenses and inter-segment eliminations. As a result of raw material cost increases during fiscal 2004 and fiscal 2006, the Company incurred expense of $20.4 million and $13.1 million, respectively, in the form of a LIFO inventory adjustment. The pool of average raw material costs was only slightly lower at the end of fiscal 2005 compared to the end of fiscal 2004 and as a result the Company recognized $0.1 million of income due to the reduction of the LIFO inventory adjustment. Fluctuations associated with the LIFO inventory adjustment tend to comprise a majority of the change from year to year in corporate and other expenses. For the year ended October 31, 2005, the Company incurred $8.2 million of external consulting fees and external audit fees associated with the implementation of the Sarbanes-Oxley Act. Comparatively little external consulting fees were incurred in fiscal 2006 related to the company’s ongoing compliance with the Sarbanes-Oxley Act. Offsetting the reduction in consultant fees was $4.0 million of stock option expense in fiscal 2006 which was not required to be recorded in prior years; in prior years potential stock option expense was disclosed in a footnote to the financial statements.
Other Items — Three Years Ended October 31, 2006
Interest expense for fiscal 2006 was $4.8 million compared to $9.3 million in fiscal 2005 and $6.0 million in fiscal 2004. The increase from 2004 to 2005 is a result of a full year of interest on the Company’s 2.5% Convertible Senior Debentures combined with higher interest rates incurred during fiscal 2005. The pattern of borrowings and subsequent repayments against the revolving credit agreement were similar in both fiscal 2004 and 2005 as funds were borrowed in the first quarter of each year to fund acquisitions and paid off during the year. The decrease from 2005 to 2006 resulted from the fact that the borrowings against the Company’s revolving credit agreement used to fund the Mikron acquisition had been repaid by the end of fiscal 2005. No amounts were borrowed against the revolving credit facility during fiscal 2006, thereby reducing the amount of interest expense.
Other, net (on the income statement) for fiscal 2006 was income of $4.2 million compared to income of $0.1 million in fiscal 2005 and income of $0.3 million in fiscal 2004. Other, net includes interest income and changes associated with the cash surrender value of life insurance. The increase in fiscal 2006 partly relates to interest income earned on the cash and equivalents balance that accumulated during 2006.
Income (loss) from discontinued operations, net of taxes for fiscal 2006 was a loss of $0.1 million compared to a loss of $22.1 million in fiscal 2005 compared to a loss of $3.0 million for fiscal 2004. During fiscal 2005, the Company recorded a goodwill impairment charge for Temroc of $13.1 million. The Temroc impairment combined with an additional loss on the sale of Piper Impact comprised the difference between fiscal 2004 and fiscal 2005. See Note 18 for further information regarding the composition of discontinued operations.

Outlook
The first quarter is historically the Company’s least profitable quarter as there are fewer production days due to the holidays and there is reduced home building activity during the winter period. Net sales for the first fiscal quarter of 2007 are expected to be down approximately 10% from first quarter 2006 sales, and the Company expects its market drivers to be down appreciably from the year ago period.
Vehicular Products fiscal first quarter 2007 steel bar ton shipments are estimated to be down approximately 10% compared to the first quarter 2006, a result of cutbacks made by the Company’s Tier 1 and Tier 2 customers, principally in response to the Big Three’s estimated 10% light vehicle build rate reduction. Total light vehicle builds in the fiscal first quarter are projected to be down 5% from the year ago quarter. The Vehicular Products segment is expected to outperform the market for fiscal 2007 with new programs at both the “Big Three” and transplant automotive companies.
At Engineered Building Products, 2007 fiscal first quarter net sales are expected to be down approximately 20% compared to the first quarter of 2006, as the segment experiences lower demand for window and door components in the face of declining housing starts and reduced remodeling expenditures. Total housing starts are expected to be down 20% in the quarter.
Aluminum Sheet shipments are expected to be down approximately 10% compared to year ago first quarter shipments, with momentum expected to return in January. LME aluminum ingot prices are expected to remain high through the first quarter, which should allow for continued healthy material spreads at Nichols Aluminum.
Taken together, the Company expects fiscal first quarter 2007 earnings from continuing operations to be in a range of $0.35 to $0.45 per share.
For fiscal 2007, the Company expects to build momentum in all of its businesses as the year progresses. Quanex cautions that it expects financial performance in the first half of 2007 to lag the first half of 2006. Light vehicle builds and housing starts in the first half of 2007 are forecasted to be down approximately 6% and 22%, respectively, from the first half of 2006. In the second half of 2007, the Company expects its market drivers to improve over the second half of 2006. Accordingly, fiscal 2007 earnings per share from continuing operations are expected to be in a range of $3.10 to $3.60 per share.
Liquidity and Capital Resources
Sources of Funds
The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its unsecured $350.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility). The Credit Facility was executed on September 29, 2006 and replaced the Company’s $310.0 million Revolving Credit Agreement. Proceeds from the Credit Facility may be used to provide availability for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The Credit Facility has a five-year term and may be increased by an additional $100.0 million in the aggregate prior to maturity, subject to the receipt of additional commitments and the absence of any continuing defaults.
At October 31, 2006, the Company had no borrowings under the Credit Facility and $125.0 million outstanding 2.50% Senior Convertible Debentures due May 15, 2034 (the Debentures). This represents no change from October 31, 2005, borrowing levels. The aggregate availability under the Credit Facility was $336.1 million at October 31, 2006, which is net of $13.9 million of outstanding letters of credit.

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
The Company’s working capital was $242.2 million on October 31, 2006 compared to $143.0 million on October 31, 2005, a $99.2 million increase. Included in the $99.2 million working capital increase is a $56.0 million increase in the cash and equivalents balance. The $43.2 million remaining increase is a result of a $32.2 million increase in accounts receivable coupled with a $9.5 million decrease in accrued liabilities. The accounts receivable increase is related to higher net sales in the fourth quarter of fiscal 2006 than in the fourth quarter of fiscal 2005 coupled with higher number of days sales outstanding. Net sales for the fourth quarter of fiscal 2006 were $44.4 million higher than the same period of fiscal 2005, which would equate to an increase in accounts receivable of approximately $15.8 million. An additional increase in accounts receivable of approximately $8.8 million is due to the fact that the average days outstanding at the Company’s Vehicular Products segment increased 3 days from October 31, 2005 to October 31, 2006.
Operating Activities
Cash provided by operating activities during the year ended October 31, 2006 was $190.3 million compared to $249.1 million and $124.2 million for 2005 and 2004, respectively. The $58.8 million reduction in operating cash flows from fiscal 2005 to fiscal 2006 is primarily attributable to the $32.2 million increase in accounts receivable discussed in the sources of funds section above coupled with an increased contribution to the pension plans of approximately $13.2 million during fiscal 2006. The $124.9 million increase in operating cash flows from fiscal 2004 to 2005 is primarily attributable to the $119.8 million increase in income from continuing operations. The Company continues to focus on working capital consistent with improving its business processes.
Investment Activities
Net cash used for investment activities during the year ended October 31, 2006 was $65.5 million compared to $240.7 million and $213.1 million for fiscal 2005 and 2004, respectively. Investment activities for the year ended October 31, 2006 included $72.3 million of capital expenditures, $21.5 million higher than fiscal 2005, and $5.7 million of proceeds from the sale of Temroc. Investment activities for the year ended October 31, 2005 included the acquisition of Mikron and Besten for $200.6 million. The cost of the acquisitions was partially offset by the $11.7 million received from the sale of Piper Impact as well as proceeds received as a working capital adjustment from the sale of Nichols Aluminum — Golden.
Capital expenditures increased $21.5 million and $32.1 million in fiscal 2006 and fiscal 2005, respectively. The increases are attributable to the expansion of value added capabilities and caster upgrades within the Company’s Vehicular Products segment (Phase VIII and Phase IX expansions at MACSTEEL) coupled with Mikron’s capital spending for capacity expansion. The Company expects 2007 capital expenditures to decrease to approximately $40 million to $50 million as the MACSTEEL capital expansion projects are completed by the end of the first quarter and Mikron’s spending is reduced. At October 31, 2006, the Company had commitments of approximately $35.3 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations.

Financing Activities
Cash from financing activities was a $68.7 million use of cash, $0.5 million use of cash and a $108.5 million source of cash for the years ended October 31, 2006, 2005 and 2004, respectively. During fiscal 2006, the Company purchased $58.3 million of Quanex common stock and paid out $18.4 million in dividends. During fiscal 2005, the Company borrowed approximately $200.0 million to fund the acquisition of Mikron. By the end of fiscal 2005, all $200.0 million had been repaid. The amount of dividends paid was offset by the amount of cash received and related tax benefits realized associated with the issuance of stock upon exercise of stock options. During fiscal 2004, the primary reason for the source was the issuance of the Debentures.
Debt Structure and Activity
Refer to Item 8, Note 9 “Long-Term Debt and Financing Arrangements” for a discussion of the Company’s debt structure.
Stock Purchase Program
On August 26, 2004, the Board of Directors authorized the Company to reload its stock buyback program, increasing the existing authorization up to 2.25 million shares; and on August 24, 2006 the Board of Directors approved an additional increase of 2.0 million shares to the existing program. The Company purchased 1,573,950 treasury shares for $58.3 million during the year ended October 31, 2006. As of October 31, 2006, the remaining shares authorized for repurchase was 2,676,050. See Note 13 “Stock Repurchase Program and Treasury Stock” for further information. During fiscal 2007, the Company may purchase shares, from time to time, on the open market or in negotiated transactions, as circumstances warrant, depending upon market conditions and other factors.
Contractual Obligations and Commercial Commitments
Contractual Cash Obligations
The following tables set forth certain information concerning the Company’s unconditional obligations and commitments to make future payments under contracts with remaining terms in excess of one year, such as debt and lease agreements, and under contingent commitments.
Payments Due by Period

		Less than	1-3	4-5	More Than
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Long-term debt, including interest(1)	$220,495	$6,150	$8,462	$8,782	$197,101
Operating leases(2)	26,630	7,026	9,100	3,694	6,810
Unconditional purchase obligations(3)	19,438	17,258	2,180	—	—

Total contractual cash obligations	$266,563	$30,434	$19,742	$12,476	$203,911

(1)
The long-term debt is primarily comprised of the $125.0 million of Debentures due in 2034 and $8.3 million of various revenue bonds. The Debenture obligation is based on the stated maturity, and the debt interest amounts are based on rates as of October 31, 2006.

(2)	Operating leases cover a range of items from facilities, fork trucks and cars to fax machines and other miscellaneous equipment.

(3)	The unconditional purchase obligations are made up of $7.2 million of natural gas contracts and $7.3 million of aluminum scrap contracts along with other miscellaneous repair and maintenance items.
The Company expects to contribute $0.4 million to the pension plan and approximately $0.6 million to the postretirement benefit plan to fund current benefit payment requirements during fiscal 2007. Pension and other postretirement plan contributions beyond 2007 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension plan assets. Obligations to these plans are based on current and projected obligations of the plans, performance of the plan assets, if applicable, and any participant contributions. Refer to Note 10 of Item 8 to the consolidated financial statements for further information on these plans. Management believes the effect of the plans on liquidity is not significant to the Corporation’s overall financial condition.
The timing of payments related to the Company’s Supplemental Benefit Plan and Deferred Compensation Plan cannot be readily determined due to their uncertainty. The Supplemental Benefit Plan liability of $4.7 million at October 31, 2006 was recorded as part of Other (non-current) liabilities as no payments are anticipated for fiscal 2007. The Company intends to fund these benefits with life insurance policies valued at $29.1 million as of October 31, 2006. Based on the $6.1 million market value of the Company’s Deferred Compensation Plan, payments for fiscal 2007 are estimated to be approximately $310 thousand.
Other Commercial Commitments
The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds for liquidity purposes.
Amount of Commitment Expiration per Period

	Total Amounts	Less than	1-3	4-5	More Than
Other Commercial Commitments	Committed	1 Year	Years	Years	5 Years
	(In thousands)
Standby letters of credit	$15,479	$10,405	$—	$—	$5,074
Guarantees	1,000	—	—	—	1,000

Total commercial commitments	$16,479	$10,405	$—	$—	$6,074

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
Environmental Contingencies
Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, Quanex must make capital and other expenditures on an ongoing basis. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. In accruing for environmental liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of parties participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Unanticipated changes in circumstances and/or legal requirements could result in expenses being incurred in future periods in addition to an increase in actual cash required to remediate contamination for which the Company is responsible.

Impairment or Disposal of Long-Lived Assets
Property, Plant and Equipment and Intangibles
The Company makes judgments and estimates in conjunction with the carrying value of property, plant and equipment, other intangibles, and other assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, carrying values of these assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying value may not be recoverable. The Company determines that the carrying amount is not recoverable if the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment charge is recorded in the period in which such review is performed. The Company measures the impairment loss as the amount by which the carrying amount of the long-lived asset exceeds its fair value as determined by quoted market prices in active markets or by discounted cash flows. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s products and future market conditions. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.
Goodwill
The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. The Company performs a goodwill impairment test annually as of August 31. In addition, goodwill would be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The Company tests for impairment of its goodwill using a two-step approach as prescribed in SFAS 142. The first step of the Company’s goodwill impairment test compares the fair value of each reporting unit with its carrying value including assigned goodwill. The second step of the Company’s goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In such instances, the Company compares the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The Company primarily uses the present value of future cash flows to determine fair value and validates the result against the market approach. Future cash flows are typically based upon appropriate future periods for the businesses and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. The residual values are determined by reference to an exchange transaction in an existing market for that asset. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period.
Disposal
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
The effects of the decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the pension plans in fiscal 2006, is shown below:

	Effect on all Defined Benefit Pension Plans
	October 31, 2006
		Increase
		(Decrease) in	Increase
	Percentage	Projected Benefit	(Decrease) in 2006
Assumption	Point Change	Obligation	Pension Expense
	(In thousands)
Discount rate	-0.5 pts	$6,166	$830
Assumed return on plan assets	-0.5 pts	N/A	261
Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss in the footnotes. At October 31, 2006 and 2005, there were unrecognized losses of $13.0 million and $18.8 million, respectively. A portion of the loss will be amortized in fiscal year 2007. The effect on fiscal years after 2007 will depend on the actual experience of the plans.

Postretirement plan assumptions reflect our historical experience and our best judgments regarding future expectations. Assumed health care cost trend rates could have an effect on the amounts reported for post retirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One	One
	Percent	Percent
	Increase	Decrease
	(In thousands)
Effect on total service and interest cost components	$9	$(8)
Effect on postretirement benefit obligation	180	(163)
Mortality assumptions used to determine the obligations for our pension and other postretirement benefit plans are related to the experience of the plans and to our third-party actuary’s best estimate of expected plan mortality. The mortality assumptions for fiscal 2006 valuation purposes were updated to the RP-2000 tables. The change of this assumption increased the projected benefit obligation and pension expense for fiscal 2006 by $2.9 million and $0.6 million, respectively.
New Accounting Pronouncements
Stock—Based Compensation
On November 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) issued by the Financial Accounting Standards Board (FASB) in December 2004. SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. Prior to November 1, 2005, under the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company applied Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees” (APB 25), and related Interpretations in accounting for its stock option plans. Accordingly, prior to fiscal 2006, the Company recognized zero stock-based compensation expense in its income statement for non-qualified stock options, as the exercise price was equal to the closing market price of the Company’s stock on the date of grant. However, the Company did recognize stock-based compensation expense for its restricted stock plans for the fiscal year ended October 31, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
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

The following is the effect for the year ended October 31, 2006 of adopting SFAS 123R (in thousands except per share amounts):

Decrease in operating income and income from continuing operations	$4,024
Related deferred income tax benefit	(1,489)

Decrease in net income	$2,535

Decrease in basic earnings per common share	$(0.07)
Decrease in diluted earnings per common share	$(0.06)
The amounts above relate to the impact of recognizing compensation expense for stock options only, as compensation expense related to restricted stock was recognized by the Company before implementation of SFAS 123R under previous accounting standards.
In accordance with SFAS 123R, the consolidated statements of cash flow report the excess tax benefits from the stock-based compensation as financing cash inflows. For the year ended October 31, 2006, $4.4 million of excess tax benefits were reported as financing cash inflows.
Under SFAS 123R, the Company continues to use the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. However, the Company has applied the expanded guidance under SFAS 123R and SAB 107 for the development of the assumptions used as inputs for the Black-Scholes-Merton option pricing model for grants beginning November 1, 2005. The Company’s fair value determination of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123R-3). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company had until November 2006 to make this one-time election, but adopted FSP 123R-3 early and upon adoption elected the alternative transition method for its fiscal 2006 reporting. Additionally, the Company is utilizing a one pool approach, grouping employee and non-employee awards together. The election of the alternative transition method decreased operating cash flows and equally increased financing cash flows by $0.4 million for fiscal year 2006, but did not affect operating income or net income.
See Note 14 of Item 8 for additional stock-based compensation disclosures.

Other
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires recognition of the funded status of a benefit plan in the balance sheet. SFAS 158 also requires recognition, in other comprehensive income, of certain gains and losses that arise during the period but which are deferred under pension accounting rules. SFAS 158 also requires defined benefit plan assets and obligations to be measured as of the date of the employer’s fiscal year-end. SFAS 158 provides recognition and disclosure elements that will be effective for fiscal years ending after December 15, 2006 (as of October 31, 2007 for the Company) and measurement date elements that will be effective for fiscal years ending after December 15, 2008 (as of October 31, 2009 for the Company). The Company is currently evaluating the recognition element of adopting SFAS 158; such adoption will be impacted by plan returns during fiscal 2007. The measurement date element will not have an impact on the Company as the Company already measures the plan assets and obligations as of the end of its fiscal year.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 (as of November 1, 2008 for the Company). The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which is effective for fiscal years beginning after December 15, 2006 (as of November 1, 2007 for the Company) and is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition and expanded disclosure requirements. The Company is currently assessing the impact, if any, that the adoption of FIN 48 will have on the Company’s financial statements.
In October 2004, the President signed into law the American Jobs Creation Act (the AJC Act). The AJC Act allows for a federal income tax deduction for a percentage of income earned from certain domestic production activities. The Company’s U.S. production activities qualify for the deduction. Based on the effective date of this provision of the AJC Act, the Company is eligible for this deduction beginning in fiscal 2006. Additionally, in December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1, which was effective upon issuance, requires the Company to treat the tax deduction as a special deduction instead of a change in tax rate that would have impacted the existing deferred tax balances. This special deduction reduced the Company’s effective tax rate in fiscal 2006 by approximately 1%.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The following discussion of the Company and its subsidiaries’ exposure to various market risks contains “forward looking statements” that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to the Company. Nevertheless, because of the inherent unpredictability of interest rates, foreign currency rates and metal commodity prices as well as other factors, actual results could differ materially from those projected in such forward looking information. The Company does not use derivative financial instruments for speculative or trading purposes. For a description of the Company’s significant accounting policies associated with these activities, see Note 1 to the Consolidated Financial Statements.
Interest Rate Risk
The Company and its subsidiaries have a Credit Facility and other long-term debt which subject the Company to the risk of loss associated with movements in market interest rates. At October 31, 2006 and 2005, the Company had fixed-rate debt totaling $126.8 million and $126.9 million, respectively. This debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings loss due to changes in market interest rates.
The Company and certain of its subsidiaries’ floating-rate obligations totaled $6.6 million and $9.0 million at October 31, 2006 and 2005, respectively. Based on the floating-rate obligations outstanding at October 31, 2005, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $66 thousand.
Commodity Price Risk
The Vehicular Products segment has a scrap surcharge program in place, which is a practice that is well established within the engineered steel bar industry. The scrap surcharge is based on a three city, three- or one- month trailing average of #1 bundle scrap prices.. The Company’s long-term exposure to changes in scrap costs is significantly reduced because of the surcharge program. Over time, the Company recovers the majority of its scrap cost increases, though there is a level of exposure to short-term volatility because of this lag. Historically, the segment’s scrap surcharge has been based on a three-month trailing average. However, during the first quarter of 2006, Quanex has moved approximately 85% of the accounts, representing about 70% of shipments, to a one-month cycle. Reducing the adjustment period from three months to one month is expected to reduce the segment’s margin volatility in the future.
Within the Aluminum Sheet Building Products segment, the Company uses various grades of aluminum scrap as well as minimal amounts of prime aluminum ingot as raw materials for its manufacturing processes. The price of this aluminum raw material is subject to fluctuations due to many factors in the aluminum market. In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers. In an effort to reduce the risk of fluctuating raw material prices, Nichols Aluminum enters into firm price raw material purchase commitments (which are designated as “normal purchases” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) as well as option contracts on the LME. The Company’s risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company’s committed sales orders, to the extent not covered by fixed price purchase commitments.

Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2006 and 2005, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. There were no outstanding LME hedges as of October 31, 2006 and October 31, 2005.
Within the Engineered Building Products segment, polyvinyl resin (PVC) is the significant raw material consumed during the manufacture of vinyl extrusions. The Company has a monthly resin adjustor in place with its customers that is adjusted based upon published industry resin prices. This adjuster effectively shares the base pass-through price changes of PVC with its customers commensurate with the market at large. The Company’s long-term exposure to changes in PVC prices is thus significantly reduced due to the contractual component of the resin adjustor program.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Quanex Corporation
Houston, TX
We have audited the accompanying consolidated balance sheets of Quanex Corporation and subsidiaries (the “Company”) as of October 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Houston, TX
December 15, 2006

QUANEX CORPORATION
CONSOLIDATED BALANCE SHEETS

	October 31,
	2006	2005
	(In thousands, except share data)
ASSETS
Current assets:
Cash and equivalents	$105,708	$49,681
Accounts and notes receivable, net of allowance of $4,180 and $7,609	184,311	152,072
Inventories	142,788	133,003
Deferred income taxes	12,218	12,864
Other current assets	5,584	4,669
Current assets of discontinued operations	—	5,504

Total current assets	450,609	357,793

Property, plant and equipment, net	432,058	423,942
Goodwill	196,350	196,341
Cash surrender value insurance policies	29,108	28,442
Intangible assets, net	75,285	82,360
Other assets	18,742	20,054
Assets of discontinued operations	—	5,846

Total assets	$1,202,152	$1,114,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137,564	$129,152
Accrued liabilities	54,943	64,466
Income taxes payable	13,185	14,465
Current maturities of long-term debt	2,721	2,459
Current liabilities of discontinued operations	—	4,208

Total current liabilities	208,413	214,750

Long-term debt	130,680	133,462
Deferred pension credits	1,115	8,158
Deferred postretirement welfare benefits	7,300	7,519
Deferred income taxes	66,189	58,836
Non-current environmental reserves	14,186	17,784
Other liabilities	15,754	15,407
Liabilities of discontinued operations	—	2,120

Total liabilities	443,637	458,036

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding—none	—	—
Common stock, $0.50 par value, shares authorized 50,000,000; issued 38,319,960 and 38,198,199	19,160	19,092
Additional paid-in-capital	208,714	198,333
Retained earnings	579,753	445,670
Unearned compensation	—	(1,388)
Accumulated other comprehensive income (loss)	(1,736)	(3,217)

	805,891	658,490
Less treasury stock, at cost, 1,200,617 and 0 shares	(45,628)	—
Less common stock held by Rabbi Trust - 130,329 shares	(1,748)	(1,748)

Total stockholders’ equity	758,515	656,742

Total liabilities and stockholders’ equity	$1,202,152	$1,114,778

See notes to consolidated financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years ended October 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Net sales	$2,032,572	$1,969,007	$1,437,897
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	1,617,399	1,512,980	1,225,784
Selling, general and administrative	92,705	97,851	63,735
Depreciation and amortization	71,074	65,401	49,381

Operating income	251,394	292,775	98,997
Interest expense	(4,818)	(9,300)	(5,967)
Other, net	4,240	151	335

Income from continuing operations before income taxes	250,816	283,626	93,365
Income tax expense	(90,503)	(106,393)	(35,937)

Income from continuing operations	160,313	177,233	57,428
Income (loss) from discontinued operations, net of taxes	(130)	(22,073)	(2,961)

Net income	$160,183	$155,160	$54,467

Basic earnings per common share:
Earnings from continuing operations	$4.28	$4.69	$1.55
Income (loss) from discontinued operations	(0.01)	(0.58)	(0.08)

Basic earnings per share	$4.27	$4.11	$1.47

Diluted earning per common share:
Earnings from continuing operations	$4.09	$4.50	$1.53
Income (loss) from discontinued operations	(0.01)	(0.55)	(0.08)

Diluted earnings per share	$4.08	$3.95	$1.45

Weighted average common shares outstanding:
Basic	37,479	37,772	36,981
Diluted	39,708	39,809	37,571
See notes to consolidated financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other
					Comprehensive Income
			Additional		Minimum		Treasury	Total
	Comprehensive	Common	Paid-in	Retained	Pension		Stock &	Stockholders’
Years Ended October 31, 2006, 2005 and 2004	Income	Stock	Capital	Earnings	Liability	Other	Other	Equity
		(In thousands, except share data)
Balance at October 31, 2003		$18,586	$176,788	$264,067	$(3,639)	$(2)	$(10,641)	$445,159
Comprehensive income:
Net income	$54,467			54,467				54,467
Adjustment for minimum pension liability (net of taxes of $563)	(880)				(880)			(880)
Foreign currency translation adjustment	56					56		56
Derivative transaction, reclassifications into earnings (net of taxes of $1)	2					2		2

Total comprehensive income	$53,645
Common dividends ($0.31 per share)				(11,530)				(11,530)
Common stock held by Rabbi Trust							(442)	(442)
Cost of common stock in treasury							9,160	9,160
Other		144	4,481	750			(660)	4,715

Balance at October 31, 2004		$18,730	$181,269	$307,754	$(4,519)	$56	$(2,583)	$500,707
Comprehensive income:
Net income	$155,160			155,160				155,160
Adjustment for minimum pension liability (net of taxes of $778)	1,218				1,218			1,218
Foreign currency translation adjustment	28					28		28

Total comprehensive income	$156,406
Common dividends ($0.37 per share)				(14,296)				(14,296)
Stock options exercised		337	8,171					8,508
Stock-based compensation tax benefit			5,787					5,787
Other		25	3,106	(2,948)			(553)	(370)

Balance at October 31, 2005		$19,092	$198,333	$445,670	$(3,301)	$84	$(3,136)	$656,742
Comprehensive income:
Net income	$160,183			160,183				160,183
Adjustment for minimum pension liability (net of taxes of $913)	1,428				1,428			1,428
Foreign currency translation adjustment	53					53		53

Total comprehensive income	$161,664
Common dividends ($0.48 per share)				(18,362)				(18,362)
Treasury shares purchased, at cost							(58,326)	(58,326)
Stock -based compensation activity:
Stock-based compensation earned		(9)	5,157					5,148
Stock options exercised		54	1,785	(7,742)			12,597	6,694
Restricted stock awards		15	(116)				101	—
Stock-based compensation tax benefit			4,955					4,955
Reclassification of unearned compensation for restricted stock			(1,388)				1,388	—
Other		8	(12)	4				—

Balance at October 31, 2006		$19,160	$208,714	$579,753	$(1,873)	$137	$(47,376)	$758,515

See notes to consolidated financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Years Ended October 31, 2006, 2005 and 2004
		Common Shares
	Preferred			Rabbi	Net
	Shares Issued	Issued	Treasury	Trust	Outstanding
Balance at October 31, 2003	—	37,168,360	(663,306)	(106,891)	36,398,163
Stock issued—options exercised (net of trade-ins)		256,010	604,530	—	860,540
Stock issued—compensation plans		21,375	53,550	—	74,925
Rabbi Trust		18,696	5,226	(23,922)	—

Balance at October 31, 2004	—	37,464,441	—	(130,813)	37,333,628
Stock options exercised		688,354		—	688,354
Stock issued—compensation plans		47,687		—	47,687
Stock — other		(1,799)		—	(1,799)
Rabbi Trust		(484)		484	—

Balance at October 31, 2005	—	38,198,199	—	(130,329)	38,067,870

Treasury shares purchased		—	(1,573,950)	—	(1,573,950)
Stock options exercised		110,589	370,333	—	480,922
Restricted stock awards		30,885	3,000	—	33,885
Forfeiture of restricted stock		(18,000)	—	—	(18,000)
Other		(1,713)	—	—	(1,713)

Balance at October 31, 2006	—	38,319,960	(1,200,617)	(130,329)	36,989,014

See notes to consolidated financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended October 31,
	2006	2005	2004
	(In thousands)
Operating Activities:
Net income	$160,183	$155,160	$54,467
Loss (income) from discontinued operations	130	22,073	2,961
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	71,657	65,987	49,921
Gain on sale of land	—	—	(454)
Deferred income taxes	7,084	(438)	30
Stock-based compensation	5,298	946	603
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts and notes receivable	(32,229)	32,165	(45,932)
Decrease (increase) in inventory	(9,753)	(8,847)	(6,722)
Increase (decrease) in accounts payable	8,326	(43,696)	57,160
Increase (decrease) in accrued liabilities	(8,059)	(419)	9,212
Increase (decrease) in income taxes payable	(736)	19,624	(5,820)
Increase (decrease) in deferred pension and postretirement benefits	(10,524)	3,015	(2,211)
Other, net	(390)	4,825	2,873

Cash provided by (used for) operating activities from continuing operations	190,987	250,395	116,088
Cash provided by (used for) operating activities from discontinued operations	(716)	(1,275)	8,149

Cash provided by (used for) operating activities	190,271	249,120	124,237

Investing Activities:
Acquisitions, net of cash acquired	—	(200,550)	(214,618)
Proceeds from sale of discontinued operations	5,683	11,710	23,310
Capital expenditures, net of retirements	(72,262)	(50,792)	(18,713)
Proceeds from sale of land	—	—	637
Retired executive life insurance proceeds	461	—	—
Other, net	593	(46)	(877)

Cash provided by (used for) investing activities from continuing operations	(65,525)	(239,678)	(210,261)
Cash provided by (used for) investing activities from discontinued operations	(14)	(1,059)	(2,829)

Cash provided by (used for) investing activities	(65,539)	(240,737)	(213,090)

Financing Activities:
Bank borrowings (repayments), net	(2,519)	(180)	(10,000)
Issuance (purchase) of debentures	—	—	125,000
Common stock dividends paid	(18,362)	(14,296)	(11,530)
Issuance of common stock from option exercises, including related tax benefits	11,094	14,295	11,665
Purchase of treasury stock	(58,326)	—	—
Other, net	(547)	(70)	(6,456)

Cash provided by (used for) financing activities from continuing operations	(68,660)	(251)	108,679
Cash provided by (used for) financing activities from discontinued operations	(56)	(211)	(201)

Cash provided by (used for) financing activities	(68,716)	(462)	108,478

Effect of exchange rate changes on cash and equivalents	11	17	10
Increase (decrease) in cash and equivalents	56,027	7,938	19,635
Cash and equivalents at beginning of period	49,681	41,743	22,108

Cash and equivalents at end of period	$105,708	$49,681	$41,743

See notes to consolidated financial statements.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Significant Accounting Policies
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
Nature and Scope of Operations
Quanex has three reportable segments covering two customer-focused markets; the vehicular products and building products markets. The Company manufactures engineered carbon and alloy steel bars, aluminum flat-rolled products, flexible insulating glass spacer systems, extruded profiles and precision-formed metal and wood products which primarily serve the North American vehicular products and building products markets. The Company’s manufacturing operations are conducted in the United States. See Note 11, Industry Segment Information.
Revenue Recognition and Allowance for Doubtful Accounts
The Company recognizes revenue when the products are shipped and the title and risk of ownership pass to the customer. Selling prices are fixed based on purchase orders or contractual agreements. Inherent in the Company’s revenue recognition policy is the determination of collectbility. This requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level the Company considers appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of portfolio credit quality, and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance.
Inventory
The Company records inventory valued at the lower of cost or market value. Inventories are valued using both the first-in first-out (FIFO) and last in, first out (LIFO) methods. The Company adopted the dollar-value link chain LIFO method in fiscal 1973 and the LIFO reserve is calculated on a consolidated basis in a single consolidated pool. Since then, acquisitions were integrated into the Company’s operations with some valuing inventories on a LIFO basis and others on a FIFO basis. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions. Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Environmental Contingencies
Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, Quanex must make capital and other expenditures on an ongoing basis. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of parties participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Unanticipated changes in circumstances and/or legal requirements could result in expenses being incurred in future periods in addition to an increase in actual cash required to remediate contamination for which the Company is responsible.
Asset Retirement Obligations
Asset retirement obligations represent legal obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. The costs associated with such legal obligations are accounted for under the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143) and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The fair value of such obligations is based upon the present value of the future cash flows expected to be incurred to satisfy the obligation. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company will recognize a gain or loss for any difference between the settlement amount and the liability recorded. When certain legal obligations are identified with indeterminate settlement dates, the fair value of these obligations can not be reasonably estimated and accordingly a liability is not recognized. When a date or range of dates can reasonably be estimated for the retirement of that asset, the Company will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.
Long-Lived Assets
Property, Plant and Equipment and Intangibles
The Company makes judgments and estimates in conjunction with the carrying value of property, plant and equipment, other intangibles, and other assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, carrying values of these assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying value may not be recoverable. The Company determines that the carrying amount is not recoverable if the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment charge is recorded in the period in which such review is performed. The Company measures the impairment loss as the amount by which the carrying amount of the long-lived asset exceeds its fair value as determined by quoted market prices in active markets or by discounted cash flows. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s products and future market conditions. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of certain categories are as follows:

Years
Land improvements	10 to 20
Buildings	25 to 40
Building improvements	10
Machinery and equipment	3 to 12
Goodwill
The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. The Company performs a goodwill impairment test annually as of August 31. In addition, goodwill would be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The Company tests for impairment of its goodwill using a two-step approach as prescribed in SFAS 142. The first step of the Company’s goodwill impairment test compares the fair value of each reporting unit with its carrying value including assigned goodwill. The second step of the Company’s goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In such instances, the Company compares the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The Company primarily uses the present value of future cash flows to determine fair value and validates the result against the market approach. Future cash flows are typically based upon appropriate future periods for the businesses and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. The residual values are determined by reference to an exchange transaction in an existing market for that asset. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period.
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

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Treasury Stock
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
Principles of Consolidation
The consolidated financial statements include the accounts of Quanex and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.
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

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Statements of Cash Flows
The Company generally considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Similar investments with original maturities beyond three months are considered short-term investments.
Supplemental cash flow information is as follows:

	Years Ended October 31,
	2006	2005	2004
	(In thousands)
Cash paid for interest	$4,458	$8,848	$4,022
Cash paid for income taxes	79,796	77,248	35,694
Cash received for income tax refunds	$—	$219	$448
Reclassification
Certain reclassifications, none of which affected net income, have been made to prior period amounts to conform to the presentation of fiscal year 2006. In March 2006, the company effected a three-for-two stock split in the form of a stock dividend. All prior periods have been adjusted on a retroactive basis after giving effect to such stock split. Also, the obligation for the Company’s supplemental retirement plan for certain current and former officers and key employees (SERP) is reported on a gross basis and reclassified to a liability instead of netting the obligation with the associated cash surrender value of certain life insurance polices. See Note 10 for additional information. Additionally, the anticipated recovery from prior owners as a result of an environmental indemnification agreement is reported on a gross basis and reclassified as an asset instead of netting the recovery with the associated environmental remediation liability. See Note 17 for additional information. Finally, certain compensation related liabilities have been reclassified from accrued liabilities (current) to other liabilities (non-current) to better reflect the timing of their expected settlement.
New Accounting Pronouncements
Stock—Based Compensation
On November 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) issued by the Financial Accounting Standards Board (FASB) in December 2004. SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. Prior to November 1, 2005, under the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations in accounting for its stock option plans. Accordingly, prior to fiscal 2006, the Company recognized zero stock-based compensation expense in its income statement for non-qualified stock options, as the exercise price was equal to the closing market price of the Company’s stock on the date of grant. However, the Company did recognize stock-based compensation expense for its restricted stock plans for the fiscal year ended October 31, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following is the effect for the year ended October 31, 2006 of adopting SFAS 123R (in thousands except per share amounts):

Decrease in operating income and income from continuing operations	$4,024
Related deferred income tax benefit	(1,489)

Decrease in net income	$2,535

Decrease in basic earnings per common share	$(0.07)
Decrease in diluted earnings per common share	$(0.06)
The amounts above relate to the impact of recognizing compensation expense for stock options only, as compensation expense related to restricted stock was recognized by the Company before implementation of SFAS 123R under previous accounting standards.
In accordance with SFAS 123R, the consolidated statements of cash flow report the excess tax benefits from the stock-based compensation as financing cash inflows. For the year ended October 31, 2006, $4.4 million of excess tax benefits were reported as financing cash inflows.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Under SFAS 123R, the Company continues to use the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. However, the Company has applied the expanded guidance under SFAS 123R and SAB 107 for the development of the assumptions used as inputs for the Black-Scholes-Merton option pricing model for grants beginning November 1, 2005. The Company’s fair value determination of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123R-3). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company had until November 2006 to make this one-time election, but adopted FSP 123R-3 early and upon adoption elected the alternative transition method for its fiscal 2006 reporting. Additionally, the Company is utilizing a one pool approach, grouping employee and non-employee awards together. The election of the alternative transition method decreased operating cash flows and equally increased financing cash flows by $0.4 million for fiscal year 2006, but did not affect operating income or net income.
See Note 14 for additional stock-based compensation disclosures.
Other
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires recognition of the funded status of a benefit plan in the balance sheet. SFAS 158 also requires recognition, in other comprehensive income, of certain gains and losses that arise during the period but which are deferred under pension accounting rules. SFAS 158 also requires defined benefit plan assets and obligations to be measured as of the date of the employer’s fiscal year-end. SFAS 158 provides recognition and disclosure elements that will be effective for fiscal years ending after December 15, 2006 (as of October 31, 2007 for the Company) and measurement date elements that will be effective for fiscal years ending after December 15, 2008 (as of October 31, 2009 for the Company). The Company is currently evaluating the recognition element of adopting SFAS 158; such adoption will be impacted by plan returns during fiscal 2007. The measurement date element will not have an impact on the Company as the Company already measures the plan assets and obligations as of the end of its fiscal year.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 (as of November 1, 2008 for the Company). The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In September 2006, the FASB ratified the Emerging Issues Task Force (EITF) Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin 85-4” (EITF 06-5). The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract”. For group policies with multiple certificates or multiple policies with a group rider, the EITF also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, (i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets). The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006 (as of November 1, 2007 for the Company). The Company is currently evaluating the impact of adopting EITF 06-5 on its consolidated financial statements.
In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1) which is effective for fiscal years beginning after December 15, 2006 (as of November 1, 2007 for the Company). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company is currently assessing the impact that the adoption of FSP AUG AIR-1 will have on the Company’s financial statements.
In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 are effective for the Company beginning in the first quarter of fiscal 2007. The Company does not expect any impact to its consolidated financial statements upon adoption of SAB 108.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which is effective for fiscal years beginning after December 15, 2006 (as of November 1, 2007 for the Company) and is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition and expanded disclosure requirements. The Company is currently assessing the impact, if any, that the adoption of FIN 48 will have on the Company’s financial statements.
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

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In March 2005, the FASB issued FIN 47 which is effective no later than the end of fiscal years ending after December 15, 2005 (as of October 31, 2006 for the Company) and is an interpretation of SFAS 143. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 17 for further discussion of asset retirement obligations.
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
In October 2004, the President signed into law the American Jobs Creation Act (the AJC Act). The AJC Act allows for a federal income tax deduction for a percentage of income earned from certain domestic production activities. The Company’s U.S. production activities qualify for the deduction. Based on the effective date of this provision of the AJC Act, the Company is eligible for this deduction beginning in fiscal 2006. Additionally, in December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1, which was effective upon issuance, requires the Company to treat the tax deduction as a special deduction instead of a change in tax rate that would have impacted the existing deferred tax balances. This special deduction reduced the Company’s effective tax rate in fiscal 2006 by approximately 1%.
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
2. Acquisitions
During the first quarter of fiscal 2005, the Company acquired the stock of Mikron Industries, Inc. (Mikron); during the first quarter of fiscal 2004, the Company acquired the stock of TruSeal Technologies, Inc. (TruSeal) and assets of North Star Steel Monroe (MACSTEEL Monroe). The Company accounted for these acquisitions under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (SFAS 141). Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisition and the results of operations were included in the Company’s consolidated financial statements as of the respective effective dates of the acquisitions.
Fiscal 2005 Acquisitions
On December 9, 2004, the Company completed the acquisition of all of the outstanding stock, through a subsidiary merger, of Mikron, a privately-held Washington corporation. Mikron, an industry-leading manufacturer of engineered vinyl and thermoplastic alloy composite (MikronWood™) window components, window coverings and door components, serves the residential building and remodeling markets. Headquartered in the Seattle suburb of Kent, WA, Mikron operates modern and highly automated extrusion facilities located in the Kent area; Winnebago, IL; and Richmond, KY.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Mikron has been integrated into the Engineered Building Products segment. As consideration for the acquisition of all of the outstanding capital stock of Mikron, the Company paid $198.3 million in cash, net of a working capital adjustment of $(0.3) million and a purchase price adjustment of $0.4 million, and assumed $7.2 million of debt. The Company also incurred $0.7 million in transaction fees, including legal, valuation and accounting fees.
During the third quarter of fiscal 2005, a wholly owned subsidiary of Mikron entered into an agreement that resulted in it increasing its interest from 7.6% to 49.0% in a developing enterprise focused on the development of equipment used to manufacture vinyl windows. The increase to 49.0% ownership resulted from the reclassification of a loan receivable to an equity interest. As the loan receivable was valued at zero by Mikron prior to acquisition and by Quanex as part of the purchase price allocation, the Company continues to value the converted investment at zero as of October 31, 2006. The Company believes that the possibility of recovering anything from this equity investment is remote.
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

	Proforma
	Twelve Months Ended October 31,
	2005	2004
	(In thousands, except per share amounts)
Net sales	$1,991,574	$1,646,302
Net income	154,780	59,236
Diluted earnings per common share	$3.93	$1.58
Fiscal 2004 Acquisitions
On December 31, 2003, the Company completed the acquisition of TruSeal, a manufacturer of patented and trademarked flexible insulating glass spacer systems and sealants for vinyl, aluminum, and wood windows. TruSeal has been integrated into the Engineered Building Products segment. As consideration for the acquisition of all of the outstanding capital stock of TruSeal, the Company paid $111.2 million in cash, net of a $1.8 million working capital adjustment, and assumed $14.8 million of liabilities. The Company also incurred $1.4 million in transaction fees, including legal, valuation and accounting fees.
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

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Goodwill and Acquired Intangible Assets
As of November 1, 2001, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill is no longer amortized, but is reviewed for impairment annually or more frequently if certain indicators arise. The Company performs an annual impairment test as of August 31 each year or more frequently if certain indicators arise. The August 31, 2006 review of goodwill indicated that goodwill was not impaired. The August 31, 2005 impairment test revealed an impairment of the Company’s Temroc business; as Temroc was sold in January 2006, see Note 18 “Discontinued Operations” for further discussion of this impairment.
The changes in the carrying amount of goodwill for the two years ended October 31, 2006 are as follows (in thousands):

			Aluminum
		Engineered	Sheet
	Vehicular	Building	Building
	Products	Products	Products	Consolidated
Balance at October 31, 2004	$—	$100,785	$20,389	$121,174
Acquisitions		75,161	—	75,161
Effect of foreign currency		6	—	6

Balance at October 31, 2005	$—	$175,952	$20,389	$196,341
Effect of foreign currency		9	—	9

Balance at October 31, 2006	$—	$175,961	$20,389	$196,350

The $75.2 million of goodwill during fiscal 2005 activity includes $9.9 million related to the 2004 acquisition of TruSeal. This increase to goodwill is attributable to a TruSeal deferred tax liability recorded in the fourth quarter of 2005.
Intangible assets consist of the following (in thousands):

	As of October 31, 2006		As of October 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Non-compete agreements	$250	$237	$313	$247
Patents	25,877	7,618	25,877	4,149
Trademarks and trade names	37,930	3,705	37,930	2,013
Customer relationships	23,691	3,453	23,691	1,893
Other intangibles	1,201	851	1,201	550

Total	$88,949	$15,864	$89,012	$8,852

Unamortized intangible assets:
Trade name	$2,200		$2,200

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The aggregate amortization expense for intangibles for the years ended October 31, 2006 and 2005 is $7.1 million and $6.7 million, respectively. Estimated amortization expense for the next five years follows (in thousands):

Fiscal Years Ending	Estimated
October 31,	Amortization
2007	$7,034
2008	5,757
2009	3,873
2010	3,792
2011	$3,792
4. Earnings per Share
The computational components of basic and diluted earnings per share from continuing operations are as follows (shares and dollars in thousands except per share amounts):

	For the Year Ended October 31, 2006
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic earnings per share	$160,313	37,479	$4.28

Effect of dilutive securities:
Common stock equivalents arising from settlement of contingent convertible debentures arising from settlement of contingent convertible debentures	1,969	1,642
Common stock equivalents arising from stock options	—	396
Restricted stock	—	61
Common stock held by rabbi trust	—	130

Diluted earnings per share	$162,282	39,708	$4.09

	For the Year Ended October 31, 2005
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic earnings per share	$177,233	37,772	$4.69

Effect of dilutive securities:
Common stock equivalents arising from settlement of contingent convertible debentures arising from settlement of contingent convertible debentures	1,953	1,326
Common stock equivalents arising from stock options	—	566
Restricted stock	—	15
Common stock held by rabbi trust	—	130

Diluted earnings per share	$179,186	39,809	$4.50

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended October 31, 2004
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic earnings per share	$57,428	36,981	$1.55

Effect of dilutive securities:
Common stock equivalents arising from stock options	—	452
Restricted stock	—	14
Common stock held by rabbi trust	—	124

Diluted earnings per share	$57,428	37,571	$1.53

The computation of diluted earnings per share excludes outstanding options in periods where inclusion of such options would be anti-dilutive in the periods presented. Options to purchase 0.3 million shares of common stock were outstanding as of October 31, 2006 but were not included in the computation of diluted earnings per share for the year ended October 31, 2006 as the options’ exercise price was greater than the average market price of the common stock during those periods.
On January 26, 2005, the Company announced that it had irrevocably elected to settle the principal amount of the Debentures in cash when they become convertible and are surrendered by the holders thereof. The Company retains its option to satisfy any premium obligation (stock price in excess of conversion price) with either shares, cash or a combination of shares and cash. As a result of the Company’s election, diluted earnings per share include only the amount of shares it would take to satisfy the premium obligation, assuming that all of the Debentures were surrendered. For calculation purposes, the average closing price of the Company’s common stock for each of the periods presented is used as the basis for determining dilution . For fiscal 2004 the Debentures are anti-dilutive as the conversion price was above the Company’s average closing price for the year. See Note 9 for additional discussion of the Debentures.
5. Inventories
Inventories consist of the following:

	October 31,
	2006	2005
	(In thousands)
Raw materials	$32,050	$32,696
Finished goods and work in process	93,258	86,077

	125,308	118,773
Supplies and other	17,480	14,230

Total	$142,788	$133,003

The values of inventories are based on the following accounting methods:

	October 31,
	2006	2005
	(In thousands)
LIFO	$59,510	$62,820
FIFO	83,278	70,183

Total	$142,788	$133,003

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $47.4 million and $34.3 million at October 31, 2006 and 2005, respectively. During fiscal 2006 and fiscal 2004, there were LIFO liquidations that resulted in a reduction of the LIFO reserve of approximately $0.8 million (credit to cost of sales) and $1.4 million, respectively. The LIFO liquidations, which are included in the LIFO reserve amounts ($47.4 million in 2006 and $34.4 million in 2004), reduced the amount of expense recognized in the respective years compared to what would have been recognized had there been no liquidations.
LIFO reserve adjustments are treated as corporate expenses as this matches how management reviews the businesses. The LIFO reserve adjustments are calculated on a consolidated basis in a single consolidated pool using the dollar-value link chain method. Upon completion of the consolidated calculation, the resulting reserve that is recorded to reflect inventories at their LIFO values is not allocated to the segments. Management believes LIFO reserves to be a corporate item and thus performs all reviews of segment operations on a FIFO basis.
Since the adoption of LIFO inventory valuation in 1973, the Company has completed multiple acquisitions. The acquisitions were integrated into the Company’s operations with some valuing inventory on a LIFO basis and others on a FIFO basis. The selection of the inventory valuation treatment of each acquisition depends on the facts and circumstances that existed at the time of the acquisition, including expected inventory levels and pricing expected in the foreseeable future; this evaluation is applied on each transaction individually. As discussed above, management reviews all of the businesses on a FIFO basis for comparability, with the LIFO reserve treated as a corporate item.
6. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	October 31,
	2006	2005
	(In thousands)
Land and land improvements	$27,463	$24,805
Buildings	158,655	148,045
Machinery and equipment	821,366	766,370
Construction in progress	32,733	30,742

	1,040,217	969,962
Less accumulated depreciation and amortization	(608,159)	(546,020)

Property, plant and equipment, net	$432,058	$423,942

The Company had commitments for the purchase or construction of capital assets amounting to approximately $35.3 million at October 31, 2006.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Accrued Liabilities
Accrued liabilities consist of the following:

	October 31,
	2006	2005
	(In thousands)
Payroll, payroll taxes and employee benefits	$27,718	$30,372
Accrued insurance and workers compensation	6,103	8,243
Sales allowances	7,214	9,218
Environmental	2,591	2,146
Deferred compensation and non-employee director retirement	420	1,389
Accrued contribution to pension funds	92	2,015
Other	10,805	11,083

Accrued liabilities	$54,943	$64,466

8. Income Taxes
Income taxes are provided on taxable income at the statutory rates applicable to such income.
Income tax expense (benefit) consists of the following:

	Years Ended October 31,
	2006	2005	2004
	(In thousands)
Current:
Federal	$76,140	$100,679	$26,517
State	7,194	6,033	3,061
Foreign	85	119	474

	83,419	106,831	30,052
Deferred:	7,084	(438)	5,885

Income tax expense	90,503	106,393	35,937
Income taxes from discontinued operations	(44)	(1,066)	(1,629)

	$90,459	$105,327	$34,308

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Significant components of the Company’s net deferred tax liability are as follows:

	October 31,
	2006	2005
	(In thousands)
Deferred tax liability:
Property, plant and equipment	$50,107	$49,519
Intangibles	20,524	17,138
Contingent interest	5,867	4,159

	76,498	70,816

Deferred tax assets:
Postretirement benefit obligation	(3,104)	(3,169)
Other employee benefit obligations	(9,594)	(11,369)
Environmental accruals	(4,253)	(3,568)
Inventory	(1,168)	(174)
Capital loss carryforward	(5,119)	—
Other	(4,408)	(6,564)

	(27,646)	(24,844)
Valuation allowance	5,119	—

	(22,527)	(24,844)

Net deferred tax liability	$53,971	$45,972

Deferred income tax non-current liability	$66,189	$58,836
Deferred tax current assets	(12,218)	(12,864)

Net deferred tax liability	$53,971	$45,972

The sale of the stock of Temroc in January 2006 generated a capital loss carryforward which will expire in 2011. A corresponding valuation allowance was established in 2006 based on management’s assessment that the capital loss will not be realized in the foreseeable future.
Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for the following reasons:

	Years Ended October 31,
	2006	2005	2004
	(In thousands)
Income tax expense at statutory tax rate	$87,786	$99,269	$32,677
Increase (decrease) in taxes resulting from:
State income taxes, net of federal effect	5,054	6,889	2,871
U.S. tax benefit for manufacturing	(2,415)	—	—
Other items, net	78	235	389

	$90,503	$106,393	$35,937

Effective Tax Rate	36.1%	37.5%	38.5%
In November 2006, the Internal Revenue Service completed an audit of the 2004 tax year; no material adjustments were proposed. The Company has a case in Tax Court regarding the disallowance of a capital loss realized in 1997 and 1998. During fiscal 2004, the Company made a tax payment of $10.0 million related to the case to stop the running of the interest outstanding. Adequate provision has been made for this contingency and the Company believes the outcome of the case will not have a material adverse impact on its financial position or results of operations. See Note 17 for further explanation.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Long-Term Debt and Financing Arrangements
Long-term debt consists of the following:

	October 31,
	2006	2005
	(In thousands)
Credit Facility Revolver	$—	$—
2.50% Convertible Senior Debentures due 2034	125,000	125,000
City of Richmond, Kentucky Industrial Building Revenue Bonds	5,000	7,175
6.50% City of Huntington, Indiana Economic Development Revenue Bonds principle due 2010	1,665	1,665
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	1,600	1,800
Capital lease obligations and other	136	281

Total debt	$133,401	$135,921
Less maturities due within one year included in current liabilities	2,721	2,459

Long-term debt	$130,680	$133,462

Credit Facility
The Company’s $350.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility) was executed on September 29, 2006 and replaced the Company’s $310.0 million Revolving Credit Agreement. The Credit Facility has a five-year term and is unsecured. The Company recorded a $0.2 million loss in 2006 on early termination of the previous Revolving Credit Agreement due to recognition of the remaining unamortized financing costs.
The Credit Facility expires September 29, 2011 and provides for up to $50.0 million for standby letters of credit, limited to the undrawn amount available under the Credit Facility. Borrowings under the Credit Facility bear interest at LIBOR based on a combined leverage and ratings grid. The Credit Facility may be increased by an additional $100.0 million in the aggregate prior to maturity, subject to the receipt of additional commitments and the absence of any continuing defaults.
Proceeds from the Credit Facility may be used to provide availability for working capital, capital expenditures, permitted acquisitions and general corporate purposes. Historically, the Company used the former bank agreement to provide initial funding for acquisitions, including Mikron in fiscal 2005 and TruSeal and MACSTEEL Monroe in fiscal 2004.
The Credit Facility includes two primary financial covenants including a maximum leverage test and minimum interest coverage test. Additionally, there are certain limitations on additional indebtedness, asset or equity sales, and acquisitions. Distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default. As of October 31, 2006, the Company was in compliance with all current Credit Facility covenants. The Company had no borrowings under the Credit Facility as of October 31, 2006 and had no borrowings under its former bank agreement as of October 31, 2005. The aggregate availability under the Credit Facility was $336.1 million at October 31, 2006, which is net of $13.9 million of outstanding letters of credit.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Convertible Senior Debentures
On May 5, 2004, the Company issued $125.0 million of the Convertible Senior Debentures (the Debentures) in a private placement offering. The Debentures were subsequently registered in October 2004 pursuant to the registration rights agreement entered into in connection with the offering. In November 2006, the Company filed a post-effective amendment to deregister all unsold securities under the registration statement as the Company’s obligation to maintain the effectiveness of such registration statement has expired; the SEC declared this post-effective amendment effective on November 22, 2006. The net proceeds from the offering, totaling approximately $122.0 million, were used to repay a portion of the amounts outstanding under the former credit facility. The Debentures are general unsecured senior obligations, ranking equally in right of payment with all existing and future unsecured senior indebtedness, and senior in right of payment to any existing and future subordinated indebtedness. The Debentures are effectively subordinated to all senior secured indebtedness and all indebtedness and liabilities of subsidiaries, including trade creditors.
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
The Debentures are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of the Company’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the previous fiscal quarter is more than 120% of the conversion price per share of the Company’s common stock on such last trading day; (ii) if the Company calls the Debentures for redemption; or (iii) upon the occurrence of certain corporate transactions, as defined. Upon conversion, the Company has the right to deliver common stock, cash or a combination of cash and common stock. The Company may redeem some or all of the Debentures for cash any time on or after May 15, 2011 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on May 15, 2011, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Effective May 1, 2005, the Debentures became convertible and continued to be convertible through the quarter ending October 31, 2006 as the closing price of the Company’s common stock exceeded the contingent conversion price as described in (i) above. However, the Debentures are not convertible at this time.
Other Debt Instruments
The City of Richmond, Kentucky Industrial Building Revenue Bonds were obtained as part of the acquisition of Mikron. These bonds are due in annual installments through October 2020. Interest is payable monthly at a variable rate. The average rate during fiscal 2006 and fiscal 2005 was 3.4% and 2.3%, respectively. These bonds are secured by the land, building and certain equipment of the Mikron East facility located in Richmond, Kentucky. In addition, a $5.1 million letter of credit under the Credit Facility serves as a conduit for making the scheduled payments.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In June 1999, the Company borrowed $3 million through Scott County, Iowa Variable Rate Demand Industrial Waste Recycling Revenue Bonds Series 1999. The bonds require 15 annual principal payments of $200,000 beginning on July 1, 2000. The variable interest rate is established by the remarketing agent based on the lowest weekly rate of interest that would permit the sale of the bonds at par, on the basis of prevailing financial market conditions. Interest is payable on the first business day of each calendar month. Interest rates on these bonds during fiscal 2006 have ranged from 2.7% to 4.1%. These bonds are secured by a Letter of Credit.
Additional Debt Disclosures
The Company’s consolidated debt had a weighted average interest rate of 2.6% as of October 31, 2006 and October 31, 2005. Approximately 95% and 93% of the total debt had a fixed interest rate at October 31, 2006 and 2005, respectively. As of October 31, 2006, the Company has $16.5 million in letters of credit and corporate guarantees, of which $13.9 million in letters of credit fall under the Credit Facility sublimit.
Aggregate maturities of long-term debt at October 31, 2006, are as follows (in thousands):

2007	$2,721
2008	1,464
2009	363
2010	1,977
2011	311
Thereafter	126,565

Total	$133,401

10. Pension Plans and Other Postretirement Benefits
The Company has a number of retirement plans covering substantially all employees. The Company provides both defined benefit and defined contribution plans. In general, the plant or location of his/her employment determines an employee’s coverage for retirement benefits.
Defined Benefit Plans
The single employer defined benefit pension plans pay benefits to employees at retirement using formulas based upon years of service and either compensation rates near retirement or a flat dollar multiplier, as applicable. The Company’s funding policy is generally to make the minimum annual contributions required by applicable regulations. In fiscal 2006, the Company made voluntary contributions in excess of the minimum contribution totaling $13.0 million towards the 2005 plan year. In fiscal 2005, the Company made voluntary contributions in excess of the minimum contribution totaling $2.7 million towards the 2004 plan year. After taking into account recent voluntary contributions the minimum contribution required to be made during fiscal 2007 is $92 thousand.
The Company also provides certain healthcare and life insurance benefits for eligible retired employees employed prior to January 1, 1993. Certain employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The Company continues to fund benefit costs on a pay-as-you-go basis. For fiscal year 2006, the Company made benefit payments totaling $0.6 million, compared to $0.7 million and $0.6 million in fiscal 2005 and 2004, respectively.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. This Act introduces a Medicare prescription-drug benefit beginning in 2006 as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. Management has concluded that the Company’s plans are at least “actuarially equivalent” to the Medicare benefit and for less than 50% of covered retirees. The Company has not included the federal subsidy from the Act for those eligible. The impact to net periodic pension cost and to benefits paid did not have a material impact on the consolidated financial statements.
The Company uses an October 31 measurement date for its defined benefit plans. The following provides a reconciliation of benefit obligations, plan assets and funded status of these plans:

	Pension		Postretirement
	Benefits		Benefits
	October 31,
	2006	2005	2006	2005
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year(1)	$69,593	$63,488	$8,099	$7,842
Service cost	4,855	4,439	79	84
Interest cost	4,073	3,645	416	429
Amendments	—	—	—	—
Actuarial loss (gain)	(862)	636	(250)	425
Benefits paid	(1,416)	(1,831)	(620)	(681)
Administrative expenses	(700)	(784)	—	—

Benefit obligation at end of year(1)	$75,543	$69,593	$7,724	$8,099

Change in Plan Assets
Fair value of plan assets at beginning of year	$47,394	$42,848
Actual return on plan assets	8,197	4,457
Employer contributions	15,957	2,704
Benefits paid	(1,416)	(1,831)
Administrative expenses	(700)	(784)

Fair value of plan assets at end of year	$69,432	$47,394

Funded Status	$(6,111)	$(22,199)	$(7,724)	$(8,099)

(1)	For the pension benefit plans, the benefit obligation is the projected benefit obligation. For other retiree benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension		Postretirement
	Benefits		Benefits
	October 31,
	2006	2005	2006	2005
	(In thousands)
Calculation of Net Amount Recognized
Funded status at end of year	$(6,111)	$(22,199)	$(7,724)	$(8,099)
Unrecognized transition asset	—	—	—	—
Unrecognized prior service cost	1,178	1,379	(363)	(421)
Unrecognized net actuarial loss (gain)	11,856	17,438	787	1,036
Other	—	—	—	(35)

Net amount recognized	$6,923	$(3,382)	$(7,300)	$(7,519)

Classification of Net Amount Recognized
Deferred pension credit	$2,680	$(10,173)	$(7,300)	$(7,519)
Intangible asset	1,172	1,379	—	—
Accumulated other comprehensive income	3,071	5,412	—	—

Net amount recognized	$6,923	$(3,382)	$(7,300)	$(7,519)

Below is data related to pension plans in which the accumulated benefit obligation exceeds plan assets:

	Pension		Postretirement
	Benefits		Benefits
	October 31,
	2006	2005	2006	2005
	(In thousands)
Accumulated benefit obligation	$65,316	$57,567	$7,724	$8,099
Fair value of plan assets	69,432	47,394	—	—
Components of the net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	October 31,
	2006	2005	2004	2006	2005	2004
	(In thousands)
Service Cost	$4,855	$4,439	$3,900	$79	$84	$99
Interest cost	4,073	3,645	3,292	416	429	443
Expected return on plan assets	(4,436)	(3,669)	(3,133)	—	—	—
Amortization of unrecognized transition asset	—	(50)	(108)	(58)	(58)	(58)
Amortization of unrecognized prior service cost	200	201	210	—	—	—
Amortization of unrecognized net loss	960	946	786	—	—	—
Other	—	—	—	—	—	—

Net periodic pension cost	$5,652	$5,512	$4,947	$437	$455	$484

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company determines its actuarial assumptions on an annual basis. The assumptions for the pension benefit and postretirement benefits calculations, as well as assumed health care cost trend rates, for the years ended October 31, are as follows:

	Pension Benefits			Postretirement Benefits
	October 31,
	2006	2005	2004	2006	2005	2004
Discount rate	5.98%	5.75%	5.75%	5.98%	5.75%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—
Health care cost trend rate assumed for next year	—	—	—	9.0%	10.0%	9.00%
Ultimate trend rate	—	—	—	4.5%	5.0%	4.50%
Year rate reaches ultimate trend rate	—	—	—	2011	2011	2009
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
The health care cost trend rate represents the Company’s expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date. Our projection for fiscal year 2007 is an increase in health care costs of 9.0%. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 4.5% percent by fiscal year 2011 and remain at that level thereafter.
Postretirement plan assumptions reflect our historical experience and our best judgments regarding future expectations. Assumed health care cost trend rates could have an effect on the amounts reported for post retirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One	One
	Percent	Percent
	Increase	Decrease
	(In thousands)
Effect on total service and interest cost components	$9	$(8)
Effect on postretirement benefit obligation	180	(163)

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s target allocation for the year ending October 31, 2006 and actual asset allocation by asset category as of October 31, 2006 and 2005 are as follows:

		Actual Allocation at
		October 31,
	Target Allocation	2006	2005
Equity securities	70.0%	70.5%	70.5%
Debt securities	30.0%	29.5%	29.5%
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
Management’s best estimate of its cash requirements for the pension benefit plans and postretirement benefit plans for the year ending October 31, 2007 is $0.4 million and $0.6 million, respectively. For the pension benefit plans, this is comprised of expected contributions to the plan, whereas for postretirement benefit plans, this is comprised of expected contributions that will be used directly for benefit payments. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, the Company takes into consideration its business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ greatly from current estimates.
Total benefit payments expected to be paid to participants, which include payments funded from the Company’s assets, as discussed above, as well as payments paid from the plans are as follows:

	Pension	Postretirement
Years Ended October 31,	Benefits	Benefits
	(In thousands)
Expected Benefit Payments
2007	$1,726	$572
2008	1,914	590
2009	2,236	601
2010	2,588	613
2011	2,983	626
2012 - 2016	$23,051	$3,044
Defined Contribution Plans
The Company also has defined contribution plans to which both employees and the Company make contributions. The Company contributed approximately $7.2 million, $5.2 million and $6.3 million to these plans in fiscal 2006, 2005 and 2004, respectively. At October 31, 2006, assets of the defined contribution plans included shares of the Company’s common stock with a market value of approximately $17.7 million, which represented approximately 7.9% of the total fair market value of the assets in the Company’s defined contribution plans.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other
Quanex has a Supplemental Benefit Plan covering certain key officers of the Company. Earned vested benefits under the Supplemental Benefit Plan were approximately $4.5 million, $1.4 million and $0.8 million at October 31, 2006, 2005 and 2004, respectively. The Company intends to fund these benefits with life insurance policies valued at $29.1 million as of October 31, 2006. The Company also has a non-qualified Deferred Compensation Plan covering members of the Board of Directors and certain key employees of the Company. Earned vested benefits under the Deferred Compensation Plan were approximately $6.0 million, $7.8 million and $2.7 million at October 31, 2006, 2005 and 2004, respectively.
11. Industry Segment Information
Business segments are reported in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). SFAS 131 requires the Company to disclose certain information about its operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance.” Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.
Quanex has three reportable segments covering two customer-focused markets; the vehicular products and building products markets. The Company’s reportable segments are Vehicular Products, Engineered Building Products, and Aluminum Sheet Building Products. The Vehicular Products segment produces engineered steel bars for the light vehicle, heavy duty truck, agricultural, defense, capital goods, recreational and energy markets. The Vehicular Products segment’s primary market drivers are North American light vehicle builds and, to a lesser extent, heavy duty truck builds. The Engineered Building Products segment produces engineered products and components serving the window and door industry, while the Aluminum Sheet Building Products segment produces mill finished and coated aluminum sheet serving the broader building products markets. The main market drivers of the building products focused segments are residential housing starts and remodeling expenditures.
During the fourth quarter of fiscal 2006, certain internal reporting relationships were changed that resulted in the Company’s CODM assessing financial performance and allocating resources at a level of the organization below the segments to include each of the operating divisions. For financial reporting purposes three of the Company’s five operating divisions, Homeshield, TruSeal and Mikron, have been aggregated into the Engineered Building Products reportable segment. The remaining two divisions, MACSTEEL and Nichols Aluminum, are reported as separate reportable segments. The financial performance of the operations is based upon operating income. As a result of this change, the Company’s reportable segments have increased from two in prior years to three for the current year presentation. Segment information for earlier periods has been adjusted to reflect the current presentation of the Company’s reportable segments.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies, with the exception of the inventory valuation method. The Company measures its inventory at the segment level on a FIFO basis, however at the consolidated Company level, nearly half of the inventory is measured on a LIFO basis. The LIFO reserve is computed on a consolidated basis as a single pool and is thus treated as a corporate expense. See Note 5 to the financial statements for more information. LIFO inventory adjustments along with corporate office charges and intersegment eliminations are reported as Corporate, Intersegment Eliminations and Other. The Company accounts for intersegment sales and transfers as though the sales or transfers were to third parties, that is, at current market prices. Corporate assets primarily include cash and equivalents and cash surrender value of life insurance policies partially offset by the Company’s consolidated LIFO inventory reserve.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended October 31, 2006, 2005 and 2004, no one customer represented 10% or more of the consolidated net sales of the Company. Following is selected segment information.

	For the Years Ended October 31,
	2006(3)	2005(3)	2004(3)
	(In thousands)
Net Sales:
Vehicular Products(1)	$988,799	$1,017,188	$798,589
Engineered Building Products(2)	524,625	487,578	240,180
Aluminum Sheet Building Products	539,773	484,112	419,727
Corporate, Intersegment Eliminations & Other	(20,625)	(19,871)	(20,599)

Consolidated	$2,032,572	$1,969,007	$1,437,897

Depreciation and Amortization:
Vehicular Products(1)	$34,075	$32,700	$30,914
Engineered Building Products(2)	26,927	22,429	7,344
Aluminum Sheet Building Products	9,796	10,028	10,851
Corporate, Intersegment Eliminations & Other	276	244	272

Consolidated	$71,074	$65,401	$49,381

Operating Income (Loss):
Vehicular Products(1)	$154,571	$190,667	$73,965
Engineered Building Products(2)	52,540	59,207	39,693
Aluminum Sheet Building Products	82,177	72,225	23,481
Corporate, Intersegment Eliminations & Other	(37,894)	(29,324)	(38,142)

Consolidated	$251,394	$292,775	$98,997

Capital Expenditures:
Vehicular Products(1)	$45,189	$22,704	$7,599
Engineered Building Products(2)	20,980	20,867	5,787
Aluminum Sheet Building Products	5,971	6,944	5,215
Corporate, Intersegment Eliminations & Other	122	277	112

Consolidated	$72,262	$50,792	$18,713

Identifiable Assets:
Vehicular Products(1)	$473,133	$425,536	$450,648
Engineered Building Products(2)	464,605	468,737	210,422
Aluminum Sheet Building Products	169,253	162,131	176,981
Corporate, Intersegment Eliminations & Other	95,161	47,024	40,316
Discontinued Operations(3)	—	11,350	61,687

Consolidated	$1,202,152	$1,114,778	$940,054

(1)	Fiscal 2004 includes MACSTEEL Monroe as of January 1, 2004.

(2)	Fiscal 2005 includes Mikron as of December 9, 2004, and fiscal 2004 includes TruSeal as of January 1, 2004.

(3)	Temroc, Piper Impact and Nichols Aluminum — Golden are included in discontinued operations for all periods.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net Sales by Product Information
Reportable segment net sales separately reflect revenues for each group of similar products and services. The Vehicular Products segment sells engineered steel bars, while the Engineered Building Products segment sells window and door components and the Aluminum Sheet Building Products segment sells aluminum mill sheet products.
Geographic Information
Operations of the Company and all identifiable assets are located in the United States. Net sales by geographic region are attributed to countries based on the location of the customer and are as follows:

	Years Ended October 31,
	2006	2005	2004
	(In thousands)
Net Sales
United States	$1,898,447	$1,867,648	$1,338,393

Mexico	58,481	44,097	43,935
Canada	65,701	45,652	46,960
Asian countries	6,084	5,026	4,485
European countries	2,367	5,604	3,554
Other foreign countries	1,492	980	570

Total foreign	134,125	101,359	99,504

Total net sales	$2,032,572	$1,969,007	$1,437,897

12. Stockholders’ Equity
The Company’s authorized capital stock consists of 50,000,000 shares of Common Stock, par value $0.50 per share, and 1,000,000 shares of Preferred Stock, no par value. As of October 31, 2006 and 2005, there were no shares of Preferred Stock issued or outstanding.
The Company has Preferred Stock Purchase Rights (the Rights) pursuant to the Third Amended and Restated Rights Agreement (the Rights Agreement) effective October 18, 2004. The Rights were originally authorized and distributed by the Company’s Board of Directors in 1986. The Rights Agreement is intended to assure that all shareholders would receive fair treatment in the event of a proposed takeover of the Company and to further protect shareholders by providing the Board of Directors of the Company with needed flexibility in responding to abusive takeover tactics. The Rights Agreement originally provided for one Right (subject to adjustment for certain events) on each outstanding share of the Company’s common stock. Each Right represents the right to purchase a certain amount of shares of Series A Junior Participating Preferred Stock (Preferred Stock) of the Company. The number of Rights associated with each share of common stock outstanding is adjusted in certain events such as the Company declaring a common stock dividend, subdividing or combining the common stock, or issuing any shares of its capital stock in a reclassification of the outstanding common stock.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Each outstanding share of the Company’s common stock is associated with 4/9th (or approximately 44%) of a Right. Each Right, when exercisable, entitles the holder to purchase 1/1,000th of a share of Preferred Stock at an exercise price of $90. This is equivalent to each outstanding share of the Company’s common stock being associated with the purchase of 1/2,250th of a share of Preferred Stock at an exercise price of $90. Each 1/1,000th of a share of Preferred Stock will be entitled to a dividend equal to the greater of $.01 or the dividend declared on each share of common stock, and will be entitled to 1/1,000th of a vote, voting together with the shares of common stock. The Rights will be exercisable only if, without the Company’s prior consent, a person or group of persons acquires or announces the intention to acquire 20% or more of the Company’s common stock. If the Company is acquired through a merger or other business combination transaction, each Right will entitle the holder to purchase $180 worth of the surviving company’s common stock for $90. Additionally, if someone acquires 20% or more of the Company’s common stock, each Right not owned by the 20% or greater shareholder would permit the holder to purchase $180 worth of the Company’s common stock for $90. The Rights are redeemable, at the option of the Company, at $.02 per Right at any time until ten days after someone acquires 20% or more of the common stock in lieu of a purchase of Preferred Stock. The Rights expire April 15, 2009.
As a result of the Rights distribution, 150,000 of the 1,000,000 shares of authorized Preferred Stock have been reserved for issuance as Series A Junior Participating Preferred Stock.
In March 2006 and December 2004, the Company effected three-for-two stock splits in the form of 50% stock dividends. All periods presented have been adjusted on a retroactive basis to reflect the results of both stock splits.
13. Stock Repurchase Program and Treasury Stock
On December 5, 2002, the Board of Directors approved a program to purchase up to a total of 2.25 million shares of its common stock in the open market or in privately negotiated transactions. During the year ended October 31, 2003, the Company repurchased 986,850 shares at a cost of approximately $13.5 million. These shares were placed in treasury. During the year ended October 31, 2003, 363,774 of these shares were used for the exercise of options and other compensation plans, leaving 663,306 shares in treasury stock with a remaining carrying value of approximately $9.2 million.
On August 26, 2004, the Board of Directors authorized the Company to reload its stock buyback program, increasing the existing authorization up to 2.25 million shares. During the year ended October 31, 2004, all of the shares in treasury stock at the beginning of the year were used through stock option exercises and other compensation plans. There were no treasury shares purchased during fiscal 2004 and 2005 and at October 31, 2004 and 2005, there were no shares in treasury stock.
On August 24, 2006, the Board of Directors approved an additional increase of 2.0 million shares to the existing program. The Company purchased 1,573,950 treasury shares for $58.3 million in fiscal 2006. As of October 31, 2006, the number of shares in treasury was reduced to 1,200,617 resulting primarily from stock option exercises. As of October 31, 2006, the remaining shares authorized for repurchase in the program was 2,676,050.
14. Stock-Based Compensation
In the first quarter of fiscal 2006, the Company adopted SFAS 123R which required the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements beginning as of November 1, 2005. See Note 1 for impact of the adoption.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has stock option, restricted stock, and restricted stock unit (RSU) plans which provide for the granting of stock options, common shares or RSUs to key employees and non-employee directors. The Company’s practice is to grant options and restricted stock or RSUs to directors on October 31st of each year, with an additional grant of options to each director on the date of his or her first anniversary of service. Additionally, the Company’s practice is to grant options and restricted stock to employees at the Company’s December board meeting and occasionally to key employees on their respective dates of hire. The exercise price of the option awards is equal to the closing market price on these pre-determined dates. The following table shows a summary of information with respect to stock option, restricted stock, and RSU compensation for 2006 and restricted stock compensation for 2005 and 2004, which are included in the consolidated statements of income for those respective periods:

	Years Ended October 31,
	2006	2005	2004
	(In thousands)
Total pretax stock-based compensation expense included in net income	$5,298	$946	$603
Income tax benefit related to stock-based compensation included in net income	$1,960	$355	$232
The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the fiscal years 2006, 2005, and 2004. Cash received from option exercises for the years ended October 31, 2006, 2005 and 2004 was $6.7 million, $8.5 million and $8.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises and lapses on restricted stock totaled $5.0 million, $5.8 million and $2.9 million for years ended October 31, 2006, 2005 and 2004, respectively.
The Company generally issues shares from treasury, if available, to satisfy stock option exercises. If there are no shares in treasury, the Company issues additional shares of common stock.
Restricted Stock Plans
Under the Company’s restricted stock plans, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted shares at October 31, 2006, and changes during the year ended October 31, 2006, is presented below:

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Nonvested at October 31, 2005	115,650	$22.31
Granted	33,885	40.50
Vested	(6,750)	17.60
Forfeited	(18,000)	20.87

Nonvested at October 31, 2006	124,785	$27.71

The weighted-average grant-date fair value of restricted stock granted during the years ended October 31, 2006, 2005 and 2004 was $40.50, $27.33 and $18.70, respectively. The total fair value of restricted stock vested during the years ended October 31, 2006, 2005 and 2004 was $0.1 million, $0.4 million, and $0.3 million, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $1.3 million as of October 31, 2006. That cost is expected to be recognized over a weighted-average period of 1.4 years.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Valuation of Stock Options under SFAS 123R
Under SFAS 123R, the Company continues to use the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. However, the Company has applied the expanded guidance under SFAS 123R and SAB 107 for the development of its assumptions used as inputs for the Black-Scholes-Merton option pricing model for grants beginning November 1, 2005. Expected volatility is determined using historical volatilities based on historical stock prices for a period that matches the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the option’s vesting and contractual expiration dates. The expected term assumption is developed by using historical exercise data adjusted as appropriate for future expectations. Separate groups of employees that have similar historical exercise behavior are considered separately. Accordingly, the expected term range given below results from certain groups of employees exhibiting different behavior. The risk-free rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The fair value of each option was estimated on the date of grant. The following is a summary of valuation assumptions for grants during the years ended October 31, 2006, 2005 and 2004:

	Grants During the
	Years Ended October 31
	2006	2005	2004
Valuation assumptions	(SFAS 123R)	(SFAS 123)	(SFAS 123)
Weighted-average expected volatility	35.0%	35.2%	42.1%
Expected term (in years)	4.8-5.2	5.0	5.0
Risk-free interest rate	4.5%	3.5%	3.4%
Expected dividend yield over expected term	2.0%	1.5%	2.1%
The weighted-average grant-date fair value of options granted during the years ended October 31, 2006, 2005 and 2004 was $12.56, $8.57 and $6.33, respectively. The increase in per share fair value of the options was primarily related to the increase in the Company’s stock price on the date of grant to an average price of approximately $40 per share for grants during the year ended fiscal 2006 compared to $27 per share in fiscal 2005 and $18 per share in fiscal 2004.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Proforma Effect Prior to the Adoption of SFAS 123R
The following table presents the proforma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation prior to the adoption of SFAS 123R during the years ending October 31, 2005 and 2004 (in thousands except per share amounts).

	For the years ended October 31,
	2005	2004
Net income, as reported	$155,160	$54,467
Add: Restricted stock compensation, net of forfeitures included in reported net income, net of tax	591	603
Deduct: Total stock-based employee compensation (restricted stock amortization and stock option expense determined under SFAS 123 fair value based method), net of related tax effects	(2,782)	(2,600)

Pro forma net income	$152,969	$52,470

Earnings per common share:
Basic as reported	$4.11	$1.47
Basic pro forma	$4.05	$1.42
Diluted as reported	$3.95	$1.45
Diluted pro forma	$3.90	$1.40
Disclosures for the year ended October 31, 2006 are not presented as the amounts are recognized in the consolidated financial statements.
2006 Omnibus Incentive Plan
At the Company’s annual meeting in February 2006, the Company’s stockholders approved the Quanex Corporation 2006 Omnibus Incentive Plan (the 2006 Plan). The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance unit awards, annual incentive awards, other stock-based awards and cash-based awards. The 2006 Plan is administered by the Compensation Committee of the Board and allows for immediate, graded or cliff vesting options, but options must be exercised no later than ten years from the date of grant. The aggregate number of shares of common stock authorized for grant under the 2006 Plan is 2,625,000. Any officer, key employee and / or non-employee director of the Company or any of its affiliates is eligible for awards under the 2006 Plan. The initial awards granted under the 2006 Plan were during the third fiscal quarter of 2006; service is the vesting condition.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of stock option activity under the 2006 Plan during the year ended October 31, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic Value
	Shares	Per Share	Term (in years)	(000's)
Outstanding at October 31, 2005	—	—
Granted	48,578	$35.01
Exercised	—	—
Cancelled	(2,000)	39.32
Expired	—	—

Outstanding at October 31, 2006	46,578	$34.83	9.8	$11

Exercisable at October 31, 2006	20,328	$33.51	10.0	$0

A summary of the nonvested stock option shares under the 2006 Plan during the year ended October 31, 2006 is presented below:

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Nonvested at October 31, 2005	—	—
Granted	48,578	$11.14
Vested	(20,328)	$10.43
Forfeited	(2,000)	$12.97

Nonvested at October 31, 2006	26,250	$11.54

Total unrecognized compensation cost related to stock options granted under this plan was $0.2 million as of October 31, 2006. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the years ended October 31, 2006 was $0.2 million.
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

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of stock option activity under the 1996 Plan and the 1997 Plan during the year ended October 31, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic Value
	Shares	Per Share	Term (in years)	(000's)
Outstanding at October 31, 2005	1,453,772	$19.05
Granted	230,250	40.95
Exercised	(425,422)	14.26
Cancelled	(46,717)	23.66
Expired	—	—

Outstanding at October 31, 2006	1,211,883	$24.71	7.2	$12,463

Exercisable at October 31, 2006	574,334	$18.75	6.6	$8,579

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended October 31, 2006, 2005 and 2004 was $11.6 million, $15.7 million and $8.1 million, respectively.
A summary of the nonvested stock option shares under the 1996 Plan and the 1997 Plan during the year ended October 31, 2006 is presented below:

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share
Nonvested at October 31, 2005	914,552	$7.54
Granted	230,250	12.86
Vested	(462,085)	7.32
Forfeited	(45,168)	7.92

Nonvested at October 31, 2006	637,549	$9.59

Total unrecognized compensation cost related to stock options granted under these plans was $2.3 million as of October 31, 2006. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the years ended October 31, 2006, 2005 and 2004 was $3.4 million, $2.5 million and $2.6 million, respectively.
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

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of stock option activity under this plan during the year ended October 31, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (in years)	Value (000's)
Outstanding at October 31, 2005	48,750	$11.24
Granted	—	—
Exercised	(44,250)	11.41
Cancelled/Expired	—	—

Outstanding at October 31, 2006	4,500	$9.64	3.0	$107

Exercisable at October 31, 2006	4,500	$9.64	3.0	$107

The total intrinsic value of options exercised during the years ended October 31, 2006, 2005 and 2004 was $1.2 million, $0.4 million and $0.4 million, respectively.
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
A summary of stock option activity under this plan during the year ended October 31, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic Value
	Shares	Per Share	Term (in years)	(000's)
Outstanding at October 31, 2005	74,250	$13.00
Granted	—	—
Exercised	(11,250)	10.99
Cancelled/Expired	—	—

Outstanding at October 31, 2006	63,000	$13.36	5.1	$1,269

Exercisable at October 31, 2006	63,000	$13.36	5.1	$1,269

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The total intrinsic value of options exercised during the years ended October 31, 2006, 2005 and 2004 was $0.3 million, $0.4 million and $0.1 million, respectively.
All stock options under this plan were vested as of October 31, 2005. Accordingly, there is no unrecognized compensation cost related to stock options granted under this plan. The total fair value of shares vested during the years ended October 31, 2005 and 2004 was $26 thousand and $26 thousand, respectively.
Restricted Stock Units
Restricted stock units (RSUs) were first awarded for the scheduled October 31, 2006 grant to non-employee directors in lieu of restricted stock. The RSUs were granted under the 2006 Plan. RSUs are not considered to be outstanding shares of common stock and do not have voting rights. Holders of RSUs receive cash for an equivalent amount of cash dividends paid on the underlying common stock. Upon the earlier of the date the individual ceases to be a board member or a change of control, each RSU is payable in cash in an amount equal to the market value of one share of the Company’s common stock. Accordingly, the RSU liability will be adjusted to fair market value at each reporting date. The Company granted 4,476 RSU awards in 2006. The fair market value per share of such awards was $33.51 as of October 31, 2006, and the aggregate amount charged to expense with respect to these awards was $0.1 million in fiscal 2006.
15. Fair Value of Financial Instruments
The fair values of the Company’s financial assets approximate the carrying values reported on the consolidated balance sheet. The estimated fair value of the Company’s long-term debt was $223.1 million and $214.6 million as compared to the carrying amounts of $133.4 million and $135.9 million, as of October 31, 2006 and 2005, respectively. The fair value of long-term debt was based on recent transactions.
16. Leases
Quanex has operating leases for certain real estate and equipment. Rental expense for the years ended October 31, 2006, 2005 and 2004 was $7.6 million, $4.7 million and $3.6 million, respectively.
Future minimum payments as of October 31, 2006, by year and in the aggregate under operating leases having non-cancelable lease terms in excess of one year were as follows (in thousands):

Operating
Leases
2007	$7,026
2008	5,119
2009	3,981
2010	2,374
2011	1,320
Thereafter	6,810

Total	$26,630

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Contingencies
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
Total environmetal reserves and corresponding recoveries for Quanex’s current plants, former operating locations, and disposal facilities were as follows:

	October 31,
	2006	2005
	(In thousands)
Current[1]	$2,591	$2,146
Non-current	14,186	17,784

Total environmental reserves	$16,777	$19,930

Receivable for recovery of remediation costs[2]	$7,192	$11,052

Approximately $3.6 million of the October 31, 2006 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. As discussed below, the reserve includes net present values for certain fixed and reliably determinable components of the Company’s remediation liabilities. Without such discounting, the Company’s estimate of its environmental liabilities as of October 31, 2006 would be $18.6 million. An associated $7.2 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of October 31, 2006. During fiscal 2006 and 2005, the Company recognized $3.6 million and $1.7 million, respectively, related to remediation loss contingencies.
The Company’s Nichols Aluminum-Alabama, Inc. (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter 2006, started a phased program to treat in place free product petroleum that had been released to soil and groundwater. Based on its studies to date, which remain ongoing, NAA currently expects remediation costs at the Decatur plant to be $6.7 million or approximately 39% of the Company’s total environmental reserve. NAA was acquired through a stock purchase in which the sellers

[1]	Reported in Accrued liabilities on the Consolidated Balance Sheets

[2]	Reported in Other current assets and Other assets on the Consolidated Balance Sheets

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
agreed to indemnify Quanex and NAA for environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of October 31, 2006, the Company expects to recover from the shareholders $7.2 million. Of that, $5.9 million is recorded in Other assets, and the balance is reflected in Other current assets. As discussed in Note 1 under Reclassifications, this obligation and associated receivable are reported separately on a gross basis in the Company’s balance sheet; all prior periods have been reclassified to correspond to the current period presentation.
During the fourth fiscal quarter of 2006, the Company increased the reserve for its MACSTEEL plant in Jackson, Michigan $5.4 million to $5.9 million, so that it now represents 35% of the Company’s total environmental reserve. The increase reflects completion of studies supporting selection of an interim remedy to address the impact of a historical plant landfill and slag cooling and sorting operation on groundwater. Based on those studies, the Company is proceeding with preparation of design plans for submittal to the Michigan Department of Environmental Quality of a hydraulic barrier (sheet pile) and groundwater extraction and treatment system to prevent impacted groundwater migration. The primary component of the reserve is for the estimated cost of operating the groundwater extraction and treatment system for the interim remedy over the next 10 years. The Company has estimated the annual cost of operating the system to be approximately $0.5 million. These operating costs and certain other components of the Jackson reserve have been discounted utilizing a discount rate of 4.6% and an estimated inflation rate of 2.0%. Without discounting, the Company’s estimate of its Jackson remediation liability as of October 31, 2006 would be $6.6 million. In addition to the $5.9 million reserve, the Company anticipates incurring a capital cost of $4.4 million to construct the sheet pile wall and install the groundwater extraction and treatment system. Depending on the effectiveness of the interim remedy, the results of future operations, and regulatory concurrences, the Company may incur additional costs to implement a final site remedy and may pay costs beyond the ten-year time period currently projected for operation of the interim remedy.
Approximately 17% or $2.8 million of the Company’s total environmental reserve is currently allocated to cleanup work related to Piper Impact. During the first quarter of 2005, the Company sold the operating assets of the Piper Impact business, including its only active plant on Barkley Drive in New Albany, Mississippi. In the fourth fiscal quarter of 2005, the Company sold the location on Highway 15 in New Albany where Piper Impact previously had operated a plant (the Highway 15 location), but as part of the sale retained environmental liability for pre-closing contamination there. The Company voluntarily implemented a state-approved remedial action plan at the Highway 15 location that includes natural attenuation together with a groundwater collection and treatment system. The Company has estimated the annual cost of operating the existing system to be approximately $0.1 million and has assumed that the existing system will continue to be effective. The primary component of the reserve is the estimated operational cost over the next 28 years, which was discounted to a net present value using a discount rate of 4.7% and an estimated inflation rate of 2.0%. The aggregate undiscounted amount of the Piper Impact remediation costs as of October 31, 2006 is $3.9 million. The Company continues to monitor conditions at the Highway 15 location and to evaluate performance of the remedy.
The final remediation costs and the timing of the expenditures at the NAA plant, Jackson plant, Highway 15 location and other sites for which the Company has remediation obligations will depend upon such factors as the nature and extent of contamination, the cleanup technologies employed, the effectiveness of the cleanup measures that are employed, and regulatory concurrences. While actual remediation costs therefore may be more or less than amounts accrued, the Company believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities. It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals because of uncertainties as to the extent of environmental impact, cleanup technologies, and concurrence of governmental authorities. The Company currently expects to pay the accrued remediation reserve through at least fiscal 2034, although some of the same factors discussed earlier could accelerate or extend the timing.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Tax Liability
The Company has a case in Tax Court regarding the disallowance of a capital loss realized in 1997 and 1998. During 2004, the Company made a tax payment of $10.0 million related to the case. The payment was made to stop the running of the interest outstanding. The Company has reserves for income tax contingencies primarily associated with this tax case as of October 31, 2006 and 2005 of $13.5 million and $12.3 million, respectively. Adequate provision has been made for this contingency and the Company believes the outcome of the case will not have a material impact on its financial position or results of operations.
Asset Retirement Obligations
The Company has conditional asset retirement obligations with respect to certain Vehicular Products facilities that are expected to be incurred at such time that those facilities are decommissioned. Those facilities can be used for extended and indeterminate periods of time as long as they are properly maintained and/or upgraded. It is the Company’s practice and current intent to maintain these facilities and continue making improvements to them based on technological advances. As a result, the Company believes that the asset retirement obligations have indeterminate settlement dates because dates or ranges of dates upon which the Company would retire these assets cannot reasonably be estimated at this time. Therefore, the Company cannot reasonably estimate the fair value of these liabilities. The Company will recognize these conditional asset retirement obligations in the periods in which sufficient information becomes available to reasonably estimate their fair value using established present value techniques.
The Company has asset retirement obligations at the Engineered Building Products leased facilities due to leasehold improvements constructed for our manufacturing processes. Upon lease termination, the Company may be required to remove the leasehold improvements per the lease agreements. As of October 31, 2006 the Company has asset retirement obligations for these leasehold improvements of $0.8 million, which is included in Other liabilities on the Company’s balance sheet.
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

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. Discontinued Operations
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations, financial position and cash flows of Temroc, Piper Impact and Nichols Aluminum — Golden have been reflected in the consolidated financial statements and notes as a discontinued operation for all periods presented. Temroc was sold on January 27, 2006, while Piper Impact was sold on January 25, 2005 and Nichols Aluminum-Golden was sold on September 30, 2004.
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
Comparative balance sheets of the discontinued operations were as follows:

	October 31,	October 31,
	2006	2005
	(In thousands)
Current assets:
Accounts and notes receivable, net	$—	$3,408
Inventories	—	2,078
Income tax receivable	—	—
Other current assets	—	18

Total current assets	—	5,504
Property, plant and equipment, net	—	5,247
Other assets	—	599

Total assets	$—	$11,350

Current liabilities:
Accounts payable	$—	$2,591
Accrued liabilities	—	750
Other current liabilities	—	867

Total current liabilities	—	4,208
Other liabilities	—	2,120

Total liabilities	$—	$6,328

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Operating results of the discontinued operations were as follows:

	2006	2005	2004
	(In thousands)
Net sales	$5,230	$27,871	$136,107

Income (Loss) from discontinued operations	(113)	(16,602)	1,846
Loss on sale of discontinued operations	(61)	(6,537)	(6,436)
Income tax benefit (expense)	44	1,066	1,629

Income (loss) from discontinued operations, net of taxes	$(130)	$(22,073)	$(2,961)

Temroc was sold in January 2006 and the working capital-based purchase price adjustment was settled in the third quarter of fiscal 2006. The sale of Temroc resulted in the disposition of the $0.4 million remaining Temroc goodwill and resulted in only an additional $61 thousand loss recorded in fiscal 2006.
The $22.1 million loss from discontinued operations for the fiscal year 2005 includes the $13.1 million Temroc non-cash impairment losses discussed above, $3.9 million after-tax loss on sale of Piper Impact, $1.9 million after-tax operating loss at Piper Impact and a $2.9 million after-tax loss related to the sale of Nichols Aluminum-Golden.
The $3.0 million loss from discontinued operations for the year ended October 31, 2004 includes a $0.6 million after-tax loss on the sale of Nichols Aluminum — Golden and net after-tax charges of $3.5 million related to Piper Impact offset by $1.7 million of Nichols Aluminum-Golden after-tax income for the period the Company owned the business.
19. Subsequent Events
On December 6, 2006, the Company’s Board of Directors resolved to increase the Company’s authorized capital stock from 50,000,000 shares of Common Stock to 100,000,000 shares of Common Stock, subject to approval by the Company’s stockholders at the Company’s annual meeting in February 2007.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20. Quarterly Results of Operations (Unaudited)
The following sets forth the selected quarterly information for the years ended October 31, 2006 and 2005.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share amounts)
2006:
Net sales	$444,569	$507,236	$553,047	$527,720
Cost of sales(1)	352,084	396,541	442,789	425,985
Depreciation and amortization(2)	15,354	15,876	15,260	16,490
Operating income	54,224	68,845	69,027	59,298
Net income	33,025	42,850	45,133	39,175
Earnings per share:
Basic earnings from continuing operations	$0.88	$1.14	$1.20	$1.06
Basic earnings	0.87	1.14	1.20	1.06
Diluted earnings from continuing operations	0.85	1.07	1.14	1.03
Diluted earnings	0.84	1.07	1.14	1.03
2005:
Net sales	$465,202	$527,976	$492,559	$483,270
Cost of sales(1)	368,004	400,570	373,323	371,083
Depreciation and amortization(2)	14,126	13,992	14,096	15,595
Operating income	59,445	86,461	76,221	70,648
Net income(3)	28,235	50,985	44,715	31,225
Earnings per share:
Basic earnings from continuing operations	$0.91	$1.37	$1.19	$1.23
Basic earnings	0.75	1.35	1.18	0.82
Diluted earnings from continuing operations	0.88	1.31	1.14	1.17
Diluted earnings	0.73	1.29	1.13	0.78

(1)	Cost of sales excludes depreciation and amortization shown separately.

(2)	Depreciation and amortization represent depreciation and amortization directly associated with or allocated to products sold and services rendered and excludes corporate depreciation and amortization.

(3)	The fourth quarter 2005 includes Temroc’s $13.1 million (pretax and after-tax) asset impairment charge in accordance with SFAS 142 and SFAS 144.

QUANEX CORPORATION
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Balance at	(Credited) to			Balance at
	Beginning	Costs &			End
Description	of Year	Expenses	Write-offs	Other (1)	of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended October 31, 2006	$7,609	$541	$(4,265)	$295	$4,180
Year ended October 31, 2005	6,817	4,225	(3,488)	55	7,609
Year ended October 31, 2004	6,771	1,159	(733)	(380)	6,817
Inventory reserves (primarily LIFO):
Year ended October 31, 2006	$35,352	$13,502	$(456)	$(25)	$48,373
Year ended October 31, 2005	35,655	(191)	(362)	250	35,352
Year ended October 31, 2004	14,588	21,231	(667)	503	35,655
Deferred tax valuation allowance:
Year ended October 31, 2006	$—	$—	$—	$5,119	$5,119
Year ended October 31, 2005	—	—	—	—	—
Year ended October 31, 2004	—	—	—	—	—

(1)	In fiscal 2006 a valuation allowance was established to correspond to an offsetting deferred tax asset for a capital loss carryforward, also created in fiscal 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2006.
The Company’s independent auditors, Deloitte & Touche LLP, audited this assessment of the Company’s internal control over financial reporting; their attestation report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Quanex Corporation
Houston, TX
We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Quanex Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2006 of the Company and our report dated December 15, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Houston, TX
December 15, 2006

PART III
Item 10. Directors and Executive Officers of the Registrant
Pursuant to General Instruction G(3) to Form 10-K, additional information on directors and executive officers of the Registrant is incorporated herein by reference from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2006.
Item 11. Executive Compensation
Pursuant to General Instruction G(3) to Form 10-K, information on executive compensation is incorporated herein by reference from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters
Pursuant to General Instruction G(3) to Form 10-K, information on security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2006.
Item 13. Certain Relationships and Related Transactions
Pursuant to General Instruction G(3) to Form 10-K, information on certain relationships and related transactions is incorporated herein by reference from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2006.
Item 14. Principal Accountant Fees and Services
Pursuant to General Instruction G(3) to Form 10-K, information on principal accountant fees and services is incorporated herein by reference from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2006.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Listing of Documents

		Page

1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	41

	Consolidated Balance Sheets	42

	Consolidated Statements of Income	43

	Consolidated Statements of Stockholders’ Equity	44

	Consolidated Statements of Cash Flow	46

	Notes to Consolidated Financial Statements	47

2.	Financial Statement Schedule

	Schedule II—Valuation and Qualifying Accounts	87

Schedules not listed or discussed above have been omitted as they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

3.	Exhibits	92

Exhibit
Number	Description of Exhibits

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

4.3
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

4.4
Third Amended and Restated Rights Agreement dated as of September 15, 2004, between the Registrant and Wells Fargo Bank, N.A. as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated September 17, 2004, and incorporated herein by reference.

Exhibit
Number	Description of Exhibits

4.5
Supplemental Indenture dated as of January 25, 2005 by and between the Company and Union Bank of California, N.A., as trustee, to the indenture governing the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated January 26, 2005.

4.6
Credit Agreement, dated as of September 29, 2006, between Quanex Corporation, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain lender parties, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated September 29, 2006 and incorporated herein by reference.

†10.1
Quanex Corporation Executive Incentive Compensation Plan, as amended and restated, dated October 12, 1995, filed as Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.2
Quanex Corporation 1989 Non-Employee Director Stock Option Plan, as amended, filed as Exhibit 4.4 of the Registrant’s Form S-8, Registration No. 33-35128, together with the amendment filed as Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 1995, and incorporated herein by reference.

†10.3
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

†10.6
Stock Option Agreement dated as of October 1, 1992, between the Registrant and Carl E. Pfeiffer, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1992, and incorporated herein by reference.

†10.7
Deferred Compensation Agreement dated as of July 31, 1992, between the Registrant and Carl E. Pfeiffer, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1992, and incorporated herein by reference.

†10.8
Quanex Corporation Non-Employee Director Retirement Plan, filed as Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1994, and incorporated herein by reference.

†10.9
Amendment to Quanex Corporation Non-Employee Director Retirement Plan dated May 25, 1995, filed as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 2000 and incorporated herein by reference.

†10.10
Agreement to Freeze the Quanex Corporation Non-Employee Director Retirement Plan, effective December 5, 2002, filed as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2003 and incorporated herein by reference.

†10.11
Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, filed as Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1996, and incorporated herein by reference.

Exhibit
Number	Description of Exhibits

†10.12
Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, dated December 1997, filed as Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.13
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

†10.15
Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective July 1, 2000 filed as Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2000 and incorporated herein by reference.

†10.16
Amendment to the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective December 5, 2002, filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2003 and incorporated herein by reference.

†10.17
Quanex Corporation Deferred Compensation Trust filed as Exhibit 4.8 of the Registrant’s Registration Statement on Form S-3, Registration No. 333-36635, dated September 29, 1997, and incorporated herein by reference.

†10.18
Amendment to Quanex Corporation Deferred Compensation Trust, dated December 9, 1999, filed as Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.19
Quanex Corporation 1997 Non-Employee Director Stock Option Plan filed as Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1997 and incorporated herein by reference.

†10.20
Amendment to Quanex Corporation 1997 Non-Employee Director Stock Option Plan, dated December 9, 1999, filed as Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

†10.21
Agreement to Terminate the Quanex Corporation 1997 Non-Employee Director Stock Option Plan, effective December 5, 2002, filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2003 and incorporated herein by reference.

†10.22
Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) as amended and restated, dated October 20, 1999, filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725), for the quarter ended April 30, 2001 and incorporated herein by reference.

†10.23
Amendment to Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) dated December 9, 1999, filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725), for the quarter ended April 30, 2001 and incorporated herein by reference.

Exhibit
Number	Description of Exhibits

†10.24
Amendment to Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) effective July 1, 2000, filed as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725), for the quarter ended April 30, 2001 and incorporated herein by reference.

†10.25
Amendment to the Quanex Corporation 1997 Key Employee Stock Option Plan effective October 25, 2001, filed as Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2001 and incorporated herein by reference.

†10.26
Quanex Corporation Long-Term Incentive Plan effective November 1, 2001, filed as Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2001 and incorporated herein by reference.

†10.27
Letter Agreement between Quanex Corporation and Raymond A. Jean, dated February 14, 2001, filed as Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q, (Reg. No. 001-05725) for the quarter ended January 31, 2002, and incorporated herein by reference.

10.28
Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Trailer Company dated May 1, 1963, filed as Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1998 and incorporated herein by reference.

10.29
Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated May 1, 1964, filed as Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1998 and incorporated herein by reference.

10.30
Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated October 1, 1965, filed as Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1998 and incorporated herein by reference.

10.31
Lease Agreement between The Industrial Development Board of the City of Decatur (Alabama) and Fruehauf Corporation dated December 1, 1978, filed as Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1998 and incorporated herein by reference.

10.32
Assignment and Assumption Agreement between Fruehauf Trailer Corporation and Decatur Aluminum Corp. (subsequently renamed Nichols Aluminum-Alabama, Inc.) dated October 9, 1998, filed as Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1998 and incorporated herein by reference.

10.33
Agreement between The Industrial Development Board of the City of Decatur and Decatur Aluminum Corp. (subsequently renamed Nichols Aluminum-Alabama, Inc.) dated September 23, 1998, filed as Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1998 and incorporated herein by reference.

10.34
Lease Agreement between Cabot Industrial Properties, L.P. and Quanex Corporation dated August 30, 2002, filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2003 and incorporated herein by reference.

†10.35
Amendment to the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective as of August 25, 2005, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated August 31, 2005, and incorporated herein by reference.

Exhibit
Number	Description of Exhibits

†10.36	Quanex Corporation 2006 Omnibus Incentive Plan, filed as Exhibit 10.2 to the Registrants Current Report on Form 8-K (Reg. No. 001-05725) dated February 27, 2006, and incorporated herein by reference.

†10.37
Amendment to the Quanex Corporation Long Term Incentive Plan, effective January 1, 2005, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated November 21, 2006, and incorporated herein by reference.

†10.38
Amendment to the Quanex Corporation Executive Incentive Compensation Plan, effective January 1, 2005, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated November 21, 2006, and incorporated herein by reference.

†10.39
Amendment and Restatement of the Quanex Corporation Deferred Compensation Plan, effective January 1, 2005, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated November 21, 2006, and incorporated herein by reference.

†10.40
Amendment and Restatement of the Quanex Corporation Supplemental Benefit Plan, effective January 1, 2005, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-k (Reg. No. 001-05725) dated November 21, 2006, and incorporated herein by reference.

†10.41
Amendment and Restatement of the Quanex Corporation Supplemental Salaried Employees’ Pension Plan, effective January 1, 2005, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-k (Reg. No. 001-05725) dated November 21, 2006, and incorporated herein by reference.

†10.42
Amendment and Restatement of the Nichols-Homeshield Supplemental Savings Plan, effective January 1, 2005, filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-k (Reg. No. 001-05725) dated November 21, 2006, and incorporated herein by reference.

†10.43
Form of Amended and Restated Change in Control Agreements between Quanex Corporation and certain named officers thereof, filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-k (Reg. No. 001-05725) dated November 21, 2006, and incorporated herein by reference.

*12.1	Ratio of Earnings to Fixed Charges.

*21	Subsidiaries of the Registrant.

*23	Consent of Deloitte & Touche LLP.

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management Compensation or Incentive Plan

*	Filed herewith
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

Quanex Corporation
By:	/s/ RAYMOND A. JEAN Raymond A. Jean Chairman of the Board, President and Chief Executive Officer	December 15, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Raymond A. Jean Raymond A. Jean	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 15, 2006
/s/ Donald G. Barger, Jr. Donald G. Barger, Jr.	Director	December 15, 2006
/s/ Vincent R. Scorsone Vincent R. Scorsone	Director	December 15, 2006
/s/ Susan F. Davis Susan F. Davis	Director	December 15, 2006
/s/ Joseph J. Ross Joseph J. Ross	Director	December 15, 2006
/s/ Richard L. Wellek Richard L. Wellek	Director	December 15, 2006
/s/ Thomas M. Walker Thomas M. Walker	Senior Vice President—Finance Chief Financial Officer (Principal Financial Officer)	December 15, 2006
/s/ Brent L. Korb Brent L. Korb	Vice President and Controller (Principal Accounting Officer)	December 15, 2006

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

12.1	Ration of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.