Form 10-Q
period 2007-01-31
QUANEX CORP
filed 2007-02-28
CIK 276889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2007
Common Stock, par value $0.50 per share	37,047,561

QUANEX CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
	2007	2006
	(In thousands except
	share data)
ASSETS
Current assets:
Cash and equivalents	$117,505	$105,708
Short-term investments	40,000	—
Accounts and notes receivable, net of allowance of $4,687 and $4,180	160,086	184,311
Inventories	139,436	142,788
Deferred income taxes	12,373	12,218
Other current assets	6,184	5,584

Total current assets	475,584	450,609

Property, plant and equipment, net	424,443	432,058
Goodwill	196,342	196,350
Cash surrender value insurance policies	29,252	29,108
Intangible assets, net	73,516	75,285
Other assets	17,678	18,742

Total assets	$1,216,815	$1,202,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,507	$137,564
Accrued liabilities	45,047	54,943
Income taxes payable	20,948	13,185
Current maturities of long-term debt	2,700	2,721

Total current liabilities	204,202	208,413

Long-term debt	130,680	130,680
Deferred pension credits	1,568	1,115
Deferred postretirement welfare benefits	7,337	7,300
Deferred income taxes	65,148	66,189
Non-current environmental reserves	13,965	14,186
Other liabilities	17,602	15,754

Total liabilities	440,502	443,637

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding none	—	—
Common stock, $0.50 par value, shares authorized 50,000,000; issued 38,301,333 and 38,319,960	19,151	19,160
Additional paid-in-capital	209,842	208,714
Retained earnings	593,781	579,753
Accumulated other comprehensive income (loss)	(1,796)	(1,736)

	820,978	805,891
Less treasury stock, at cost, 1,129,293 and 1,200,617 shares	(42,917)	(45,628)
Less common stock held by Rabbi Trust, 130,329 shares	(1,748)	(1,748)

Total stockholders’ equity	776,313	758,515

Total liabilities and stockholders’ equity	$1,216,815	$1,202,152

The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2007	2006
	(In thousands, except per
	share amounts)
Net sales	$417,641	$444,569
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	342,565	352,084
Selling, general and administrative expense	25,699	20,873
Depreciation and amortization	18,996	17,388

Operating income	30,381	54,224
Interest expense	(1,035)	(1,240)
Other, net	1,974	111

Income from continuing operations before income taxes	31,320	53,095
Income tax expense	(11,275)	(19,645)

Income from continuing operations	20,045	33,450
Income (loss) from discontinued operations, net of taxes	—	(425)

Net income	$20,045	$33,025

Basic earnings per common share:
Earnings from continuing operations	$0.54	$0.88
Income (loss) from discontinued operations	—	(0.01)

Basic earnings per share	$0.54	$0.87

Diluted earnings per common share:
Earnings from continuing operations	$0.53	$0.85
Income (loss) from discontinued operations	—	(0.01)

Diluted earnings per share	$0.53	$0.84

Weighted-average common shares outstanding:
Basic	36,897	37,866
Diluted	38,809	40,065
The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	January 31,
	2007	2006
	(In thousands)
Operating activities:
Net income	$20,045	$33,025
Loss (income) from discontinued operations	—	425
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,063	17,554
Deferred income taxes	(1,186)	1,950
Stock-based compensation	2,643	886
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in accounts and notes receivable	24,216	(1,385)
(Increase) decrease in inventory	3,328	(16,279)
Increase (decrease) in accounts payable	(2,055)	12,471
Increase (decrease) in accrued liabilities	(10,232)	(17,181)
Increase (decrease) in income taxes payable	7,849	10,362
Increase (decrease) in deferred pension and postretirement benefits	1,630	1,492
Other, net	553	(3,772)

Cash provided by (used for) operating activities from continuing operations	65,854	39,548
Cash provided by (used for) operating activities from discontinued operations	—	(761)

Cash provided by (used for) operating activities	65,854	38,787

Investing activities:
Purchases of short-term investments	(40,000)	—
Capital expenditures, net of retirements	(9,613)	(21,405)
Proceeds from sale of discontinued operations	—	5,432
Other, net	(173)	—

Cash provided by (used for) investing activities from continuing operations	(49,786)	(15,973)
Cash provided by (used for) investing activities from discontinued operations	—	(14)

Cash provided by (used for) investing activities	(49,786)	(15,987)

Financing activities:
Repayments of long-term debt	(21)	(30)
Common stock dividends paid	(5,210)	(3,964)
Issuance of common stock from option exercises, including related tax benefits	997	4,217
Purchases of treasury stock	—	(17,906)
Other, net	(11)	—

Cash provided by (used for) financing activities from continuing operations	(4,245)	(17,683)
Cash provided by (used for) financing activities from discontinued operations	—	(56)

Cash provided by (used for) financing activities	(4,245)	(17,739)

Effect of exchange rate changes on cash equivalents	(26)	20
Increase (decrease) in cash and equivalents	11,797	5,081
Cash and equivalents at beginning of period	105,708	49,681

Cash and equivalents at end of period	$117,505	$54,762

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,707	$1,852
Cash paid during the period for income taxes	$4,264	$5,921
The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
		Additional		Other	Treasury	Total
	Common	Paid-in	Retained	Comprehensive	Stock &	Stockholders’
Three months ended January 31, 2007	Stock	Capital	Earnings	Income (Loss)	Other	Equity
	(In thousands, except per share amounts)
Balance at October 31, 2006	$19,160	$208,714	$579,753	$(1,736)	$(47,376)	$758,515
Net income			20,045			20,045
Common dividends ($0.14 per share)			(5,210)			(5,210)
Stock-based compensation activity:
Stock-based compensation earned		2,620				2,620
Stock options exercised			(529)		1,177	648
Restricted stock awards		(1,512)	(22)		1,534	—
Stock-based compensation tax benefit		430				430
Other	(9)	(410)	(256)	(60)		(735)

Balance at January 31, 2007	$19,151	$209,842	$593,781	$(1,796)	$(44,665)	$776,313

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
In January 2006, the Company sold Temroc Metals, Inc. (Temroc). Accordingly, its operating results are reported as discontinued operations in the Consolidated Statements of Income and Consolidated Statements of Cash Flow (see Note 15).
Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Quanex Corporation Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended October 31, 2006.
2. New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (as of November 1, 2008 for the Company). The Company is currently assessing the impact of applying SFAS 159’s elective fair value option on the Company’s financial statements.
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

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company must apply the guidance of SAB 108 in connection with the preparation of its annual financial statements for the year ending October 31, 2007. The Company does not expect any impact to its consolidated financial statements upon adoption of SAB 108.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 (as of November 1, 2006 for the Company) and requires retrospective application to prior period financial statements of voluntary changes in accounting principles, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The impact of SFAS 154 will depend on the nature and extent of voluntary accounting changes or error corrections, if any, after the effective date. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Short-term Investments
In the first quarter of fiscal 2007, the Company began investing in auction rate securities, which are highly liquid, variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through an auction process, typically held every 7, 28 or 35 days, creating short-term liquidity. The securities trade at par, and interest is paid at the end of each auction period. The Company limits its investments in auction rate securities to securities that carry a AAA (or equivalent) rating from a recognized rating agency and limits the amount of credit exposure to any one issuer. The investments are classified as available-for-sale and are reported as current assets. The Company expects its short-term investments to be sold within one year, regardless of legal maturity date. The auction rate securities are recorded at cost, which approximate fair value due to their variable interest rates that are reset within a period of less than 35 days. Quanex’s investment in auction rate securities was $40 million as of January 31, 2007.
4. Acquired Intangible Assets
Intangible assets consist of the following (in thousands):

	As of January 31, 2007		As of October 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Non-compete agreements	$250	$250	$250	$237
Patents	25,877	8,486	25,877	7,618
Trademarks and trade names	37,930	4,128	37,930	3,705
Customer relationships	23,691	3,843	23,691	3,453
Other intangibles	1,201	926	1,201	851

Total	$88,949	$17,633	$88,949	$15,864

Unamortized intangible assets:
Trade name	$2,200		$2,200
The aggregate amortization expense for the three month period ended January 31, 2007 was $1.8 million. The aggregate amortization expense for the three month period ended January 31, 2006 was $1.8 million.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Estimated amortization expense for the next five years, based upon the amortization of pre-existing intangibles follows (in thousands):

Fiscal Years Ending	Estimated
October 31,	Amortization[1]
2007 (remaining nine months)	$5,266
2008	5,757
2009	3,873
2010	3,792
2011	$3,792
5. Inventories
Inventories consist of the following:

	January 31,	October 31,
	2007	2006
	(In thousands)
Raw materials	$31,546	$32,050
Finished goods and work in process	88,157	93,258

	119,703	125,308
Supplies and other	19,733	17,480

Total	$139,436	$142,788

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	January 31,	October 31,
	2007	2006
	(In thousands)
LIFO	$56,959	$59,510
FIFO	82,477	83,278

Total	$139,436	$142,788

An actual valuation of inventory under the last in, first out (LIFO) method can be made only at the end of each year based on the inventory costs and levels at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs and levels. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, the Company performs a projection of the year-end LIFO reserve and considers expected year-end inventory pricing and expected inventory levels. Depending on this projection, the Company may record an interim allocation of the projected year-end LIFO calculation. With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $47.4 million as of January 31, 2007 and October 31, 2006.

[1]	Preexisting intangibles only, which would exclude the acquisition of Atmosphere Annealing, Inc. (AAI) on February 1, 2007. See Note 16 for additional discussion of AAI.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Earnings Per Share
The computational components of basic and diluted earnings per share from continuing operations are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended
	January 31, 2007			January 31, 2006
			Per-			Per-
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$20,045	36,897	$0.54	$33,450	37,866	$0.88

Effect of dilutive securities
Common stock equivalents arising from settlement of contingent convertible debentures	500	1,418		492	1,544
Common stock equivalents arising from stock options	—	325		—	474
Restricted stock	—	39		—	51
Common stock held by rabbi trust	—	130		—	130

Diluted earnings per share	$20,545	38,809	$0.53	$33,942	40,065	$0.85

The computation of diluted earnings per share excludes outstanding options in periods where inclusion of such options would be anti-dilutive in the periods presented. For the three months ended January 31, 2007 and 2006, 0.5 million and 0.3 million stock options, respectively, were excluded from the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common stock during the period.
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
7. Comprehensive Income
Comprehensive income comprises net income and all other non-owner changes in equity, including realized and unrealized gains and losses on derivatives, minimum pension liability adjustments and foreign currency translation adjustments. Comprehensive income for the three months ended January 31, 2007 and 2006 was as follows:

	Three Months Ended
	January 31,
	2007	2006
	(In thousands)
Comprehensive income:
Net income	$20,045	$33,025
Foreign currency translation adjustment	(60)	41

Total comprehensive income, net of taxes	$19,985	$33,066

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Long-term Debt
Long-term debt consists of the following:

	January 31,	October 31,
	2007	2006
	(In thousands)
Credit Facility Revolver	$—	$—
2.50% Convertible Senior Debentures due 2034	125,000	125,000
6.50% City of Richmond, Kentucky Industrial Building Revenue Bonds	5,000	5,000
City of Huntington, Indiana Economic Development Revenue Bonds principle due 2010	1,665	1,665
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	1,600	1,600
Capital lease obligations and other	115	136

Total debt	$133,380	$133,401
Less maturities due within one year included in current liabilities	2,700	2,721

Long-term debt	$130,680	$130,680

Approximately 95% of the total debt had a fixed interest rate at January 31, 2007 and October 31, 2006. See Interest Rate Risk section in Item 3, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q for additional discussion.
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
The Credit Facility includes two primary financial covenants including a maximum leverage test and minimum interest coverage test. Additionally, there are certain limitations on additional indebtedness, asset or equity sales, and acquisitions. Distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default. As of January 31, 2007, the Company was in compliance with all current Credit Facility covenants. The Company had no borrowings under the Credit Facility as of January 31, 2007. The aggregate availability under the Credit Facility was $332.6 million at January 31, 2007, which is net of $17.4 million of outstanding letters of credit.
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

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The Debentures are convertible into shares of Quanex common stock, upon the occurrence of certain events, at an adjusted conversion rate of 39.2978 shares of common stock per $1,000 principal amount of notes. This conversion rate is equivalent to an adjusted conversion price of $25.45 per share of common stock, subject to adjustment in some events such as a common stock dividend or an increase in the cash dividend. Adjustments to the conversion rate are made when the cumulative adjustments exceed 1% of the conversion rate. In January 2005, the Company announced that it had irrevocably elected to settle the principal amount of the Debentures in cash when they become convertible and are surrendered by the holders thereof. The Company retains its option to satisfy any excess conversion obligation (stock price in excess of conversion price) with either shares, cash or a combination of shares and cash. Based on the provisions of EITF Issue No. 01-6 “The Meaning of Indexed to a Company’s Own Stock” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”, the conversion feature of the Debenture is not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and accordingly has not been bifurcated and accounted for separately as a derivative under SFAS 133.
The Debentures are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of the Company’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the previous fiscal quarter is more than 120% of the conversion price per share of the Company’s common stock on such last trading day; (ii) if the Company calls the Debentures for redemption; or (iii) upon the occurrence of certain corporate transactions, as defined. Upon conversion, the Company has the right to deliver common stock, cash or a combination of cash and common stock. The Company may redeem some or all of the Debentures for cash any time on or after May 15, 2011 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on May 15, 2011, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Although the Debentures were not convertible during the first quarter of fiscal 2007, the Debentures are convertible as of February 1, 2007 as the closing price of the Company’s common stock exceeded the contingent conversion price as described in (i) above.

9. Pension Plans and Other Postretirement Benefits
The components of net pension and other postretirement benefit cost are as follows:

	Three Months Ended
	January 31,
	2007	2006
	(In thousands)
Pension Benefits:
Service cost	$1,537	$1,170
Interest cost	1,070	960
Expected return on plan assets	(1,166)	(967)
Amortization of unrecognized transition asset	—	(13)
Amortization of unrecognized prior service cost	53	53
Amortization of unrecognized net loss	252	249

Net periodic pension cost	$1,746	$1,452

	Three Months Ended
	January 31,
	2007	2006
	(In thousands)
Postretirement Benefits:
Service cost	$20	$26
Interest cost	105	135
Net amortization and deferral	(15)	(18)

Net periodic postretirement benefit cost	$110	$143

During the three months ended January 31, 2007, the Company contributed $154 thousand to its defined benefit plans. No additional contributions are required for the remainder of the fiscal year.
The Company froze participation in its traditional defined benefit pension plans to new participants for salaried and non-union hourly employees effective December 31, 2006. In addition, effective January 1, 2007, the Company converted all non-union employees that received an additional benefit above the base matching contribution within a defined contribution plan to a defined benefit cash balance plan named the Quanex Advantage Plan. Employees covered by the Quanex Advantage Plan are entitled to receive a credit against their annual eligible wages. All new employees and many of the employees converted from other plans are eligible to receive credits equivalent to 4% of their annual eligible wages, while some of the employees involved in the conversion were “grandfathered” and are eligible to receive credits ranging up to 6.5% based upon the amount they received prior to the conversion. Additionally, every year the participants will receive an interest related credit on their respective balance equivalent to the prevailing 30-year Treasury rate.
10. Industry Segment Information
Quanex has three reportable segments covering two customer-focused markets; the vehicular products and building products markets. The Company’s reportable segments are Vehicular Products, Engineered Building Products, and Aluminum Sheet Building Products. The Vehicular Products segment produces engineered steel bars for the light vehicle, heavy duty truck, agricultural, defense, capital goods, recreational and energy markets. The Vehicular Products segment’s primary market drivers are North American light

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
vehicle builds and, to a lesser extent, heavy duty truck builds. The Engineered Building Products segment produces engineered products and components serving the window and door industry, while the Aluminum Sheet Building Products segment produces mill finished and coated aluminum sheet serving the broader building products markets. The main market drivers of the building products focused segments are residential housing starts and residential remodeling expenditures.
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

	Three Months Ended
	January 31,[1]
	2007	2006
	(In thousands)
Net Sales:
Vehicular Products	$217,250	$218,773
Engineered Building Products	98,870	126,286
Aluminum Sheet Building Products	105,236	103,980
Intersegment Eliminations & Other	(3,715)	(4,470)

Consolidated	$417,641	$444,569

Operating Income (Loss):
Vehicular Products	$24,872	$33,249
Engineered Building Products	3,850	10,618
Aluminum Sheet Building Products	10,587	16,089
Corporate, Intersegment Eliminations & Other	(8,928)	(5,732)

Consolidated	$30,381	$54,224

	January 31,	October 31,
	2007	2006
	(In thousands)
Identifiable Assets:
Vehicular Products	$449,058	$473,133
Engineered Building Products	452,496	464,605
Aluminum Sheet Building Products	166,132	169,253
Corporate, Intersegment Eliminations & Other	149,129	95,161

Consolidated	$1,216,815	$1,202,152

Goodwill:
Vehicular Products	$—	$—
Engineered Building Products	175,953	175,961
Aluminum Sheet Building Products	20,389	20,389

Consolidated	$196,342	$196,350

[1]	All periods exclude Temroc, which is reported in discontinued operations.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Stock Repurchase Program and Treasury Stock
On August 26, 2004, the Company’s Board of Directors approved an increase in the number of authorized shares in the Company’s existing stock buyback program, up to 2.25 million shares; and on August 24, 2006 the Board of Directors approved an additional increase of 2.0 million shares to the existing program. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company uses a moving average method on the subsequent reissuance of shares, and any resulting proceeds in excess of cost are credited to additional paid in capital while any deficiency is charged to retained earnings. As of October 31, 2006, the number of shares in treasury was 1,200,617. The number of shares in treasury was reduced to 1,129,293 by January 31, 2007 due to stock option exercises and restricted stock issuances. As of January 31, 2007 and October 31, 2006, the remaining shares authorized for repurchase in the program was 2,676,050.
12. Stock-Based Compensation
In the first quarter of fiscal 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which required the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements beginning as of November 1, 2005. The Company has stock option, restricted stock, and restricted stock unit (RSU) plans which provide for the granting of stock options, common shares or RSUs to key employees and non-employee directors. The Company’s practice is to grant options and restricted stock or RSUs to directors on October 31st of each year, with an additional grant of options to each director on the date of his or her first anniversary of service. Additionally, the Company’s practice is to grant options and restricted stock to employees at the Company’s December board meeting and occasionally to key employees on their respective dates of hire. The exercise price of the option awards is equal to the closing market price on these pre-determined dates. The Company generally issues shares from treasury, if available, to satisfy stock option exercises. If there are no shares in treasury, the Company issues additional shares of common stock. Stock-based compensation for the three months ended January 31, 2007 was $2.6 million.
As described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006, the Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. Stock-based compensation related to stock options for the three months ended January 31, 2007 was $2.1 million. The following is a summary of valuation assumptions for grants during the following periods:

	Three Months Ended
	January 31,
	2007	2006
Weighted-average expected volatility	36.5%	35.0%
Expected term (in years)	4.9-5.1	4.8-5.2
Risk-free interest rate	4.39%	4.40%
Expected dividend yield over expected term	1.75%	2.00%
Weighted-average grant-date fair value per share	$12.44	$12.86
Weighted-average annual forfeiture rate	4.98%	6.44%

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company has various stock option plans for key employees and directors as described in its Annual Report on Form 10-K for the fiscal year ended October 31, 2006. Below is a table summarizing the stock option activity in all plans since October 31, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic Value
	Shares	Per Share	Term (in years)	(000's)
Outstanding at October 31, 2006	1,325,961	$24.48
Granted	265,750	37.47
Exercised	(30,974)	20.91
Forfeited	(263)	26.31
Expired	—	—

Outstanding at January 31, 2007	1,560,474	$26.76	7.2	$19,797

Exercisable at January 31, 2007	966,813	$21.37	6.3	$17,363

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended January 31, 2007 and 2006 was $0.5 million and $3.9 million, respectively.
A summary of the nonvested stock option shares under all plans during the three months ended January 31, 2007 is presented below:

		Weighted-
		Average Grant-
		Date Fair
	Shares	Value Per Share
Nonvested at October 31, 2006	663,799	$9.67
Granted	265,750	12.44
Vested	(335,625)	8.64
Forfeited	(263)	8.33

Nonvested at January 31, 2007	593,661	$11.49

13. Income Taxes
The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences, and tax credits. It also includes the effect of any valuation allowance expected to be necessary during the year. The Company’s estimated annual effective tax rate is 36.0% for the first quarter of fiscal 2007. Although the first quarter 2007 rate is less than the 37% reported for first quarter 2006, the 2007 estimated rate is consistent with the full fiscal year 2006 effective rate of 36.1%.
In November 2006, the Internal Revenue Service completed an audit of the tax year ending 2004; no material adjustments were proposed. The Company has a case in Tax Court regarding the disallowance of a capital loss realized in 1997 and 1998. During fiscal 2004, the Company made a tax payment of $10.0 million related to the case to stop the running of the interest outstanding. Adequate provision has been made for this contingency and the Company believes the outcome of the case will not have a material adverse impact on its financial position or results of operations. See Note 14 for further explanation.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Total environmental reserves and corresponding recoveries for Quanex’s current plants, former operating locations, and disposal facilities were as follows:

	January 31,	October 31,
	2007	2006
	(in thousands)
Current[1]	$2,353	$2,591
Non-current	13,965	14,186

Total environmental reserves	16,318	16,777

Receivable for recovery of remediation costs[2]	$7,200	$7,192

Approximately $3.5 million of the January 31, 2007 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. As discussed below, the reserve includes net present values for certain fixed and reliably determinable components of the Company’s remediation liabilities. Without such discounting, the Company’s estimate of its environmental liabilities as of January 31, 2007 and of October 31, 2006 would be $18.1 million and $18.6 million, respectively. An associated $7.2 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of January 31, 2007. The change in the environmental reserve during the first quarter of fiscal 2007 primarily consisted of cash payments for existing environmental matters.

[1]	Reported in Accrued liabilities on the Consolidated Balance Sheets

[2]	Reported in Other current assets and Other assets on the Consolidated Balance Sheets

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s Nichols Aluminum-Alabama, Inc. (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter 2006, started a phased program to treat in place free product petroleum that had been released to soil and groundwater. Based on its studies to date, which remain ongoing, NAA currently expects remediation costs at the Decatur plant to be $6.5 million or approximately 40% of the Company’s total environmental reserve. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of January 31, 2007, the Company expects to recover from the shareholders $7.2 million. Of that, $5.8 million is recorded in Other assets, and the balance is reflected in Other current assets.
The Company’s reserve for its MACSTEEL plant in Jackson, Michigan is $5.7 million or 35% of the Company’s total environmental reserve. During fiscal 2006, the Company completed studies supporting selection of an interim remedy to address the impact of a historical plant landfill and slag cooling and sorting operation on groundwater. Based on those studies, the Company is proceeding with preparation of design plans for submittal to the Michigan Department of Environmental Quality of a hydraulic barrier (sheet pile) and groundwater extraction and treatment system to prevent impacted groundwater migration. The primary component of the reserve is for the estimated cost of operating the groundwater extraction and treatment system for the interim remedy over the next 10 years. The Company has estimated the annual cost of operating the system to be approximately $0.5 million. These operating costs and certain other components of the Jackson reserve have been discounted utilizing a discount rate of 4.6% and an estimated inflation rate of 2.0%. Without discounting, the Company’s estimate of its Jackson remediation liability as of January 31, 2007 would be $6.4 million. In addition to the $5.7 million reserve, the Company anticipates incurring a capital cost of $4.4 million to construct the sheet pile wall and install the groundwater extraction and treatment system. Depending on the effectiveness of the interim remedy, the results of future operations, and regulatory concurrences, the Company may incur additional costs to implement a final site remedy and may pay costs beyond the ten-year time period currently projected for operation of the interim remedy.
Approximately 17% or $2.8 million of the Company’s total environmental reserve is currently allocated to cleanup work related to Piper Impact. During the first quarter of 2005, the Company sold the operating assets of the Piper Impact business, including its only active plant on Barkley Drive in New Albany, Mississippi. In the fourth fiscal quarter of 2005, the Company sold the location on Highway 15 in New Albany where Piper Impact previously had operated a plant (the Highway 15 location), but as part of the sale retained environmental liability for pre-closing contamination there. The Company voluntarily implemented a state-approved remedial action plan at the Highway 15 location that includes natural attenuation together with a groundwater collection and treatment system. The Company has estimated the annual cost of operating the existing system to be approximately $0.1 million and has assumed that the existing system will continue to be effective. The primary component of the reserve is the estimated operational cost over the next 28 years, which was discounted to a net present value using a discount rate of 4.7% and an estimated inflation rate of 2.0%. The aggregate undiscounted amount of the Piper Impact remediation costs as of January 31, 2007 is $3.9 million. The Company continues to monitor conditions at the Highway 15 location and to evaluate performance of the remedy.

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
Tax Liability
As reported in its Annual Report on Form 10-K for the year ended October 31, 2006, the Company is currently involved in a case in Tax Court regarding the disallowance of a capital loss realized in 1997 and 1998. During 2004, the Company made a tax payment of $10.0 million related to the case. The payment was made to stop the running of interest outstanding. The Company has reserves for income tax contingencies primarily associated with this case as of January 31, 2007 and October 31, 2006 of $13.5 million. Adequate provision has been made for this contingency and the Company believes the outcome of the case will not have a material impact on its financial position or results of operations.
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
15. Discontinued Operations
In accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” the results of operations, financial position and cash flows of Temroc have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented. Temroc was sold on January 27, 2006.
There were no assets or liabilities of discontinued operations as of January 31, 2007 or October 31, 2006.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Operating results of the discontinued operations were as follows:

	Three Months Ended
	January 31,
	2007	2006
Net sales	$—	$5,230

Income (loss) from discontinued operations	—	(184)
Gain (loss) on sale of discontinued operations	—	(311)
Income tax benefit (expense)	—	70

Income (loss) from discontinued operations, net of taxes	$—	$(425)

First quarter 2006 net sales and loss from discontinued operations relate to Temroc. First quarter 2007 has no comparable activity as Temroc was sold and related purchase price adjustments were settled in fiscal 2006.
16. Subsequent Events
On February 1, 2007, Quanex purchased the assets of Atmosphere Annealing, Inc. (AAI), a wholly owned subsidiary of Maxco, Inc. for approximately $57.5 million, excluding transactions costs and a final working capital-based purchase price adjustment. The acquisition was funded by cash on hand. AAI is a metal heat treating business with four plants in the Midwest and fiscal 2006 sales of approximately $46 million.
At the Company’s annual meeting on February 27, 2007, the Company’s stockholders approved an increase of the Company’s authorized common stock from 50,000,000 shares to 100,000,000 shares. The Company has no current plans, proposals or understandings that would require the use of these additional shares; rather, the increase provides the Company with additional flexibility in issuing stock dividends and in effecting acquisitions and financings to enable the Company to raise capital and accomplish other corporate objectives in response to market conditions or growth opportunities as and when they become available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The discussion and analysis of Quanex Corporation and its subsidiaries’ financial condition and results of operations should be read in conjunction with the January 31, 2007 and October 31, 2006 Consolidated Financial Statements of the Company and the accompanying notes. References made to the “Company” or “Quanex” include Quanex Corporation and its subsidiaries unless the context indicates otherwise.
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
Factors exist that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements. Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, the rate of change in prices for steel and aluminum scrap, energy costs, interest rates, construction delays, market conditions, particularly in the vehicular, home building and remodeling markets, any material changes in purchases by the Company’s principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company’s successful implementation of its internal operating plans, acquisition strategies and integration, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved. All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. For more information, please see Part I, Item 1A, “Risk Factors” in the Quanex Corporation Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended October 31, 2006.

Consolidated Results of Operations
Summary Information

	Three Months Ended January 31,[1]
	2007	2006	Change	%
	(Dollars in millions)
Net sales	$417.6	$444.6	$(27.0)	(6.1)%
Cost of sales[2]	342.5	352.1	(9.6)	(2.7)
Selling, general and administrative	25.7	20.9	4.8	23.0
Depreciation and amortization	19.0	17.4	1.6	9.2

Operating income	30.4	54.2	(23.8)	(43.9)

Operating income margin	7.3%	12.2%	(4.9)%
Interest expense	(1.0)	(1.2)	0.2	(16.7)
Other, net	1.9	0.1	1.8	1800.0
Income tax expense	(11.3)	(19.6)	8.3	(42.3)

Income from continuing operations	$20.0	$33.5	$(13.5)	(40.3)%

Overview
The Company’s underlying market drivers experienced year over year decreases and were the primary influence in the 6.1% reduction in net sales. While all of the businesses realized net sales decreases in the first fiscal quarter of 2007 compared to the first fiscal quarter of 2006, the decreases were not to the level of our served markets due to continued efforts to introduce new products and to expand the customer base for existing products. In addition, raw material prices were generally flat or up, thereby compressing margins in the three months ended January 31, 2007 when compared to the same period of last year. Selling, general and administrative expenses increased from a combination of mark-to-market expenses tied to the Company’s common stock and increased stock option expense. Notwithstanding the foregoing, the Company managed to outperform its primary markets by focusing on the controllable factors.
Business Segments
Business segments are reported in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). SFAS 131 requires that the Company disclose certain information about its operating segments, where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance”. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.
Quanex has three reportable segments covering two customer-focused markets: the vehicular products and building products markets. The Company’s reportable segments are Vehicular Products, Engineered Building Products, and Aluminum Sheet Building Products. The Vehicular Products segment produces engineered steel bars for the light vehicle, heavy duty truck, agricultural, defense, capital goods, recreational and energy markets. The Vehicular Products segment’s primary market drivers are North American light vehicle builds and, to a much lesser extent, heavy duty truck builds. The Engineered Building Products segment produces engineered products and components serving the window and door industry, while the Aluminum Sheet Building Products segment produces mill finished and coated aluminum sheet serving the broader building products markets and secondary markets such as recreational vehicles and capital equipment. The primary market drivers of the building and construction focused segments are residential housing starts and remodeling expenditures.

[1]	All periods exclude Temroc, which is reported in discontinued operations.

[2]	Exclusive of items shown separately below

For financial reporting purposes three of the Company’s five operating divisions, Homeshield, Truseal and Mikron, have been aggregated into the Engineered Building Products reportable segment. The remaining two divisions, MACSTEEL and Nichols Aluminum, are reported as separate reportable segments with the Corporate & Other comprised of corporate office expenses and certain inter-division eliminations. The sale of products between segments is recognized at market prices. Operating income is a primary determinant in assessing performance. The segments follow the accounting principles described in the Summary of Significant Accounting Principles. Note that the three reportable segments value inventory on a FIFO basis and the LIFO reserve relating to those operations accounted for under the LIFO method of inventory valuation is computed on a consolidated basis in a single pool and treated as a corporate expense. Prior periods have been adjusted to reflect the current presentation.
Three Months Ended January 31, 2007 Compared to Three Months Ended January 31, 2006
Vehicular Products
The following table sets forth selected operating data for the Vehicular Products segment:

	Three Months Ended January 31,
	(Dollars in millions)
	2007	2006	Change	%
Net sales	$217.3	$218.8	$(1.5)	(0.7)%
Cost of sales[1]	178.5	173.2	5.3	3.1
Selling, general and administrative	4.7	4.1	0.6	14.6
Depreciation and amortization	9.2	8.2	1.0	12.2

Operating income	$24.9	$33.3	$(8.4)	(25.2)%

Operating income margin	11.5%	15.2%	(3.7)%
The Vehicular Products segment’s primary market drivers are North American light vehicle production (approximately 65% of sales) and Class 8 heavy duty truck production (approximately 10% of sales). Light vehicle builds decreased 6.7% from the first fiscal quarter of 2006 to the first fiscal quarter of 2007, which was a larger decline than the Company’s 0.7% reduction in net sales that serve this market. The segment’s addition of new programs and the addition of select short-term secondary business combined to minimize the impact of the market decline. Sales prices negotiated on an annual calendar basis resulted in flat pricing, resulting from a combination of base price and surcharge formula adjustments.
Net sales for the first quarter of 2007 were slightly lower than the first quarter of 2006 as a result of a 0.4% decrease in volume and a 0.3% decrease in average selling prices. Operating income for the first quarter decreased 25.2% versus the same period last year due primarily to changes in product mix that included less value added output and, to a lesser extent, rising steel scrap costs. Depreciation expense increased due to the recently completed capital projects at MACSTEEL Fort Smith and MACSTEEL Monroe. The decrease in operating income margin for the first quarter versus last year was a result of the product mix, higher steel scrap costs and lower operating rates.

[1]	Exclusive of items shown separately below

Engineered Building Products & Aluminum Sheet Building Products
The following table sets forth selected operating data for the two reportable segments within Building Products, Engineered Building Products (Engineered BP) and Aluminum Sheet Building Products (Aluminum Sheet BP):

	Three Months Ended January 31,
	(Dollars in millions)
	2007	2006	Change	%
Engineered BP net sales	$98.8	$126.3	$(27.5)	(21.8)%
Aluminum Sheet BP net sales	105.2	104.0	1.2	1.2

Net sales	204.0	230.3	(26.3)	(11.4)
Cost of sales[1]	167.8	183.3	(15.5)	(8.5)
Selling, general and administrative	12.1	11.2	0.9	8.0
Depreciation and amortization	9.7	9.1	0.6	6.6

Engineered BP operating income	3.8	10.6	(6.8)	(64.2)
Aluminum Sheet BP operating income	10.6	16.1	(5.5)	(34.2)

Operating income	$14.4	$26.7	$(12.3)	(46.1)%
Engineered BP operating income margin	3.8%	8.4%	(4.6)%
Aluminum Sheet BP operating income margin	10.1%	15.5%	(5.4)%
Operating income margin	7.1%	11.6%	(4.5)%
The primary market drivers of both the Engineered Building Products segment and Aluminum Sheet Building Products segment are North American new housing starts and residential remodeling activity. The primary drivers were both down for the first fiscal quarter of 2007 compared to the same period of 2006, with housing starts estimated to be down approximately 28%. Several of the Engineered Building Products segment’s customers experienced demand decreases comparable to the decrease in housing starts, thereby impacting the segment’s sales. The Aluminum Sheet Building Products segment was impacted by the lower housing starts, but benefited from higher selling prices and increased spreads.
The decrease in net sales at the Engineered Building Products segment for the three months ended January 31, 2007 is comprised of significantly reduced volumes coupled with flat average selling prices of select products and reduced average selling prices of PVC products that dropped as a result of decreases in the resin price index. The Engineered Building Products segment sells products to customers considered to be industry leaders. This coupled with recent product introductions are expected to result in this segment outperforming the underlying market drivers this year. The increase in net sales at Aluminum Sheet Building Products for the first quarter of fiscal 2007 was the result of a 14.0% volume decrease, offset by a 17.6% increase in average selling price.
Operating income and the corresponding margin declined at the Company’s Engineered Building Products segment for the three months ended January 31, 2007 as a direct result of the reduced volume and lower average selling prices. Labor costs during the quarter were brought in line as the operations were staffed to more closely match demand.

[1]	Exclusive of items shown separately below

Several factors influenced the reduced operating income and margin recognized by the Aluminum Sheet Building Products segment versus the first quarter last year. The strong spread partially offset the impact of the low volume and the low absorption caused by reduced operating rates. Exacerbating the comparison versus last year were non-recurring favorable items in the first quarter of 2006, the largest of which was a $2.0 million gain recognized from the sale of Owens Corning receivables claim.
Corporate and Other

	Three Months Ended January 31,
	(Dollars in millions)
	2007	2006	Change	%
Net sales	$(3.7)	$(4.5)	$0.8	(17.8)%
Cost of sales	(3.8)	(4.4)	0.6	(13.6)
Selling, general and administrative	8.9	5.6	3.3	58.9
Depreciation and amortization	0.1	0.1	—	—

Operating income	$(8.9)	$(5.8)	$(3.1)	53.4%
Corporate and other operating expenses, not included in the operating segments mentioned above, include the consolidated LIFO inventory adjustments (calculated on a combined pool basis), corporate office expenses and inter-segment eliminations. The $3.3 million increase in selling, general and administrative is primarily related to an increase in stock option expense and the mark-to-market expense of the Company’s Deferred Compensation Plan recognized as a result of the increase in the Company’s common stock price during the quarter. Stock option expense over the remaining quarters of fiscal 2007 is expected to be comparatively lower due to the fact that the Company recognized the expense associated with those employees eligible to retire at the time of grant immediately in the first quarter of fiscal 2007.
Other Items
Interest expense for the three months ended January 31, 2007 decreased $0.2 million from the same period a year ago as a result of the reduced fees associated with the Revolving Credit Agreement the Company entered into during the fourth quarter of fiscal 2006. During the first quarter of fiscal 2007, the Company had no amounts outstanding under the Revolving Credit Agreement.
Other, net for the three months ended January 31, 2007 was income of $1.9 million compared to $0.1 million in the first quarter of 2006. One of the main components of this category is interest income earned on the Company’s cash and equivalents and other short-term investments. As a result of an increase in these balances, the amount of interest income also has increased. Other, net also includes changes associated with the cash surrender value of company owned life insurance.
The Company’s effective tax rate declined to 36.0% for the three months ended January 31, 2007 compared to 37.0% during the three months ended January 31, 2006. The lower effective rate in the first quarter of 2007 was for the most part attributable to lower effective state rates.
The year-over-year changes in income (loss) from discontinued operations, net of taxes, for the three months ended January 31, 2007, is entirely related to the sale of the Company’s Temroc business during the first quarter of fiscal 2006.
Outlook
Current demand in the Company’s two end markets is weak, but the outlook calls for a sequential improvement in demand throughout the year.

At Vehicular Products, business activity is expected to increase as light vehicle build rates improve. MACSTEEL’s bar shipments in fiscal 2007 are expected to match 2006 levels, in part on the strength of new programs with both the Big Three and transplant automotive customers, as well as from ongoing opportunities in secondary markets like energy and service centers. Light vehicle builds in calendar 2007 are expected to be about even with 2006 builds of 15.2 million.
For Building Products, housing starts in calendar 2007 are expected to lag 2006 starts by some 15%. Customer demand at Engineered Products, while seasonally weak at this time, is expected to improve over the course of the year based on a gradual improvement in housing starts. New programs with both existing and new customers will also enhance sales. At Nichols Aluminum, first half fiscal 2007 aluminum sheet shipments are expected to lag first half 2006 shipments, then exceed them in the second half of the fiscal year based on an improving housing market.
For the fiscal second quarter, Quanex expects to report diluted earnings per share from continuing operations within a range of $0.70 to $0.78. Guidance for the year remains unchanged at $3.10 to $3.60 pending greater clarity in both the timing and magnitude of improvements in the Company’s primary markets.
Liquidity and Capital Resources
Sources of Funds
The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $350.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility). The Credit Facility was executed on September 29, 2006 and has a five-year term. Proceeds from the Credit Facility may be used to provide availability for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The Credit Facility may be increased by an additional $100.0 million in the aggregate prior to maturity, subject to the receipt of additional commitments and the absence of any continuing defaults.
At January 31, 2007 and October 31, 2006, the Company had no borrowings under the Credit Facility and had $125.0 million outstanding 2.50% Senior Convertible Debentures due May 15, 2034 (the Debentures). The aggregate availability under the Credit Facility was $332.6 million at January 31, 2007, which is net of $17.4 million of outstanding letters of credit.
In addition to the $117.5 million of cash and cash equivalents as of January 31, 2007, Quanex was holding $40.0 million in auction rate securities at the end of the quarter. In the first quarter of fiscal 2007, the Company began investing in auction rate securities, which are highly liquid, variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through an auction process, typically held every 7, 28 or 35 days, creating short-term liquidity.
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
The Company’s working capital was $271.4 million on January 31, 2007 compared to $242.2 million on October 31, 2006. The net increase of $29.2 million includes an $11.8 million increase in cash and equivalents and a $40.0 million investment in auction rate securities. Cash and investment balances accumulated during the quarter as the Company focused efforts on reducing the controllable items of working capital in anticipation of the first quarter downturn. Conversion capital (accounts receivable plus inventory less corresponding accounts payable) was reduced by $25.5 million during the quarter ending January 31, 2007.

The following table summarizes the Company’s cash flow results for the three months ended January 31, 2007 and 2006:

	Three months ending
	January 31,
	2007	2006
	(In millions)
Cash flows from operating activities	$65.9	$38.8
Cash flows from investing activities	$(49.8)	$(16.0)
Cash flows from financing activities	$(4.2)	$(17.7)
Highlights from our cash flow results for the three months ended January 31, 2007 and 2006 are as follows:
Operating Activities
The increase of $27.1 million in cash provided by operating activities for the first quarter of 2007 compared to the first quarter of 2006 primarily relates to conversion capital (accounts receivable plus inventory less accounts payable). During the first quarter of 2006, conversion capital increased (use of cash) by $5.2 million to match the pickup in demand. In contrast, during the first quarter of 2007, conversion capital decreased (source of cash) by $25.5 million to match the downturn in the Company’s end markets.
Investment Activities
The Company used $33.8 million more for investment activities during the three months ended January 31, 2007 compared to the same period of fiscal 2006. As mentioned previously, Quanex invested $40.0 million in auction rate securities during 2007. The Company began investing in these securities during 2007 as their yields were more attractive than other investment vehicles traditionally classified as cash equivalents for reporting purposes. Offsetting this quarter over quarter increase in investments was an $11.8 million reduction in capital expenditures. Capital spending in the Vehicular Products segment declined by $6.6 million primarily due to the completion of the MACSTEEL Monroe value-added capacity project at the end of 2006. Additionally, Mikron’s capital spending declined by $4.9 million as expenditures for its capacity expansion project were primarily incurred during fiscal 2006. The Company estimates that fiscal 2007 capital expenditures will be approximately $35.0 million. At January 31, 2007, the Company had commitments of approximately $10.3 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures with cash flow from operations.
On February 1, 2007 (subsequent to the first quarter), Quanex purchased the assets of Atmosphere Annealing, Inc. (AAI), a wholly owned subsidiary of Maxco, Inc. for approximately $57.5 million, excluding transactions costs and a final working capital-based purchase price adjustment. The acquisition was funded by cash on hand. AAI is a metal heat treating business with four plants in the Midwest and fiscal 2006 sales of approximately $46 million.

Financing Activities
The Company used $13.5 million less for financing activities during the three months ended January 31, 2007 compared to the same prior year period. The decrease primarily relates to the Company’s stock buyback program activity in fiscal 2006. During the three months ended January 31, 2006, the Company purchased 531,750 shares of its common stock for $17.9 million; the Company has not purchased any of its stock in fiscal 2007. Partially offsetting this is a $3.2 million reduction in cash and tax benefits received related to stock option exercises during the first quarter 2007 compared to the first quarter of 2006. Additionally, the $1.2 million increase in dividends paid for the three months of 2007, compared to 2006, is a result of the 35% or $0.037 per share cumulative increase to the Company’s dividend rate effective March and September 2006.
Critical Accounting Estimates
In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, inventory, long-lived assets, environmental contingencies, insurance, U.S. pension and other post-employment benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management believes the critical accounting estimates listed and described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2006 Annual Report on Form 10-K are the most important to the fair presentation of the Company’s financial condition and results. These policies require management’s significant judgments and estimates in the preparation of the Company’s consolidated financial statements. There have been no significant changes to the Company’s critical accounting estimates since October 31, 2006.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires recognition of the funded status of a benefit plan in the balance sheet. SFAS 158 also requires recognition, in other comprehensive income, of certain gains and losses that arise during the period but which are deferred under pension accounting rules. SFAS 158 also requires defined benefit plan assets and obligations to be measured as of the date of the employer’s fiscal year-end. SFAS 158 provides recognition and disclosure elements that will be effective for fiscal years ending after December 15, 2006 (as of October 31, 2007 for the Company) and measurement date elements that will be effective for fiscal years ending after December 15, 2008 (as of October 31, 2009 for the Company). The Company is currently evaluating the recognition element of adopting SFAS 158; such adoption will be impacted by plan returns during fiscal 2007. The measurement date element will not have an impact on the Company as the Company already measures the plan assets and obligations as of the end of its fiscal year.

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
At January 31, 2007, the Company had fixed-rate debt totaling $126.8 million or 95% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $6.6 million, or 5% of total debt, at January 31, 2007. Based on the floating-rate obligations outstanding at January 31, 2007, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $66 thousand.
Commodity Price Risk
The Vehicular Products segment has a scrap surcharge program in place, which is a practice that is well established within the engineered steel bar industry. The scrap surcharge is based on a three city, one- or three- month trailing average of #1 bundle scrap prices. The Company’s long-term exposure to changes in scrap costs is significantly reduced because of the surcharge program. Over time, the Company recovers the majority of its scrap cost increases, though there is a level of exposure to short-term volatility because of this lag. Prior to fiscal 2006, the segment’s scrap surcharge was based on a three-month trailing average. However, beginning during the first quarter of 2006, Quanex moved approximately 85% of the accounts, representing about 70% of shipments, to a one-month cycle. Reducing the adjustment period from three months to one month generally reduces the segment’s margin volatility.
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

Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2007 and 2006, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. There were no outstanding LME hedges as of January 31, 2007 and October 31, 2006.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2007, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On January 22, 2007, the Michigan Department of Environmental Quality and the Company executed a consent order with respect to alleged past violations of air emission requirements. The agreed upon civil penalty of $139,000 was paid in January 2007.
Item 1A. Risk Factors
There have been no material changes in the Company’s Risk Factors as set forth in Item 1A of the Company’s Form 10-K for the fiscal year ended October 31, 2006.
Item 6. Exhibits

Exhibit
Number	Description of Exhibits
3.1	Restated Certificate of Incorporation of the Registrant dated as of November 10, 1995, filed as Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1995 and incorporated herein by reference.

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant dated as of February 27, 1997, filed as Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.3	Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant dated as of April 15, 1999, filed as Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.4	Certificate of Correction of Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated as of April 16, 1999, filed as Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.5	Amended and Restated Bylaws of the Registrant, as amended June 1, 2005, filed as Exhibit 3.5 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2005 and incorporated herein by reference.

*3.6	Certificate of Amendment to Restated Certificate of Incorporation, dated as of February 27, 2007.

4.1	Form of Registrant’s Common Stock certificate, filed as Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 1987, and incorporated herein by reference.

4.2	Indenture dated as of May 5, 2004 between Quanex Corporation and Union Bank of California, N.A. as trustee relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004, and incorporated herein by reference.

Exhibit
Number	Description of Exhibits
4.3	Registration Rights Agreement dated as of May 5, 2004 among Quanex Corporation, Credit Suisse First Boston LLC, Bear, Stearns & Co. Inc., Robert W. Baird & Co. Incorporated, and KeyBanc Capital Markets relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004, and incorporated herein by reference.

4.4	Third Amended and Restated Rights Agreement dated as of September 15, 2004, between the Registrant and Wells Fargo Bank, N.A. as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated September 17, 2004, and incorporated herein by reference.

4.5	Supplemental Indenture dated as of January 25, 2005 by and between the Company and Union Bank of California, N.A., as trustee, to the indenture governing the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated January 26, 2005, and incorporated herein by reference.

4.6	Credit Agreement dated as of September 29, 2006, among the Company, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain lender parties, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated September 29, 2006 and incorporated herein by reference.

† * 10.1	Quanex Corporation Employees’ 401(k) Savings Plan (Amended and Restated Effective January 1, 2007), dated October 2, 2006.

† * 10.2	First Amendment to Quanex Corporation Employees’ 401(k) Savings Plan, dated October 26, 2006.

† * 10.3	Fifth Amendment to Quanex Corporation 401(k) Savings Plan for Hourly Employees, dated October 26, 2006.

† * 10.4	Sixth Amendment to Quanex Corporation Hourly Bargaining Unit Employee Savings Plan, dated October 26, 2006.

* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management Compensation or Incentive Plan

*	Filed herewith
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

QUANEX CORPORATION
/s/ Thomas M. Walker
Thomas M. Walker
Date: February 28, 2007	Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
3.1	Restated Certificate of Incorporation of the Registrant dated as of November 10, 1995, filed as Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1995 and incorporated herein by reference.

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant dated as of February 27, 1997, filed as Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.3	Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant dated as of April 15, 1999, filed as Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.4	Certificate of Correction of Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated as of April 16, 1999, filed as Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.5	Amended and Restated Bylaws of the Registrant, as amended June 1, 2005, filed as Exhibit 3.5 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2005 and incorporated herein by reference.

*3.6	Certificate of Amendment to Restated Certificate of Incorporation, dated as of February 27, 2007.

4.1	Form of Registrant’s Common Stock certificate, filed as Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 1987, and incorporated herein by reference.

4.2	Indenture dated as of May 5, 2004 between Quanex Corporation and Union Bank of California, N.A. as trustee relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004, and incorporated herein by reference.

4.3	Registration Rights Agreement dated as of May 5, 2004 among Quanex Corporation, Credit Suisse First Boston LLC, Bear, Stearns & Co. Inc., Robert W. Baird & Co. Incorporated, and KeyBanc Capital Markets relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004, and incorporated herein by reference.

4.4	Third Amended and Restated Rights Agreement dated as of September 15, 2004, between the Registrant and Wells Fargo Bank, N.A. as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated September 17, 2004, and incorporated herein by reference.

Exhibit
Number	Description of Exhibits
4.5	Supplemental Indenture dated as of January 25, 2005 by and between the Company and Union Bank of California, N.A., as trustee, to the indenture governing the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated January 26, 2005, and incorporated herein by reference.

4.6	Credit Agreement dated as of September 29, 2006, among the Company, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain lender parties, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated September 29, 2006 and incorporated herein by reference.

† * 10.1	Quanex Corporation Employees’ 401(k) Savings Plan (Amended and Restated Effective January 1, 2007), dated October 2, 2006.

† * 10.2	First Amendment to Quanex Corporation Employees’ 401(k) Savings Plan, dated October 26, 2006.

† * 10.3	Fifth Amendment to Quanex Corporation 401(k) Savings Plan for Hourly Employees, dated October 26, 2006.

† * 10.4	Sixth Amendment to Quanex Corporation Hourly Bargaining Unit Employee Savings Plan, dated October 26, 2006.

* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management Compensation or Incentive Plan

*	Filed herewith