Form 10-Q
period 2007-04-30
QUANEX CORP
filed 2007-05-31
CIK 276889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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
Large accelerated filer  [x]     Accelerated filer  [ ]    Non-accelerated filer  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [ ]  No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 24, 2007
Common Stock, par value $0.50 per share	37,098,097

QUANEX CORPORATION
INDEX

PART I.	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)
Consolidated Balance Sheets-April 30, 2007 and October 31, 2006
Consolidated Statements of Income-Three and Six Months Ended April 30, 2007 and 2006
Consolidated Statements of Cash Flow-Six Months Ended April 30, 2007 and 2006
Consolidated Statement of Stockholders’ Equity-Six Months Ended April 30, 2007
Notes to Consolidated Financial Statements

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Item 4:	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 4:	Submission of Matters to a Vote of Security Holders

Item 5:	Other Items

Item 6:	Exhibits
Exhibit 3.5
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	April 30, 2007	October 31, 2006
ASSETS	(In thousands except share data)
Current assets:
Cash and equivalents	$63,961	$105,708
Short-term investments	40,000	—
Accounts and notes receivable, net of allowance of $4,953 and $4,180	211,685	184,311
Inventories	164,131	142,788
Deferred income taxes	12,429	12,218
Other current assets	5,792	5,584
Total current assets	497,998	450,609
Property, plant and equipment, net	443,031	432,058
Goodwill	201,732	196,350
Cash surrender value insurance policies	29,588	29,108
Intangible assets, net	90,740	75,285
Other assets	15,577	18,742
Total assets	$1,278,666	$1,202,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181,438	$137,564
Accrued liabilities	51,950	54,943
Income taxes payable	5,351	13,185
Current maturities of long-term debt	1,464	2,721
Total current liabilities	240,203	208,413
Long-term debt	129,416	130,680
Deferred pension credits	1,457	1,115
Deferred postretirement welfare benefits	7,426	7,300
Deferred income taxes	64,203	66,189
Non-current environmental reserves	13,254	14,186
Other liabilities	16,902	15,754
Total liabilities	472,861	443,637

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding none	—	—
Common stock, $0.50 par value, shares authorized 100,000,000 and 50,000,000; issued 38,301,033 and 38,319,960	19,152	19,160
Additional paid-in-capital	210,929	208,714
Retained earnings	621,155	579,753
Accumulated other comprehensive income (loss)	(1,718)	(1,736)
	849,518	805,891
Less treasury stock, at cost, 1,104,232 and 1,200,617 shares	(41,965)	(45,628)
Less common stock held by Rabbi Trust, 130,329 shares	(1,748)	(1,748)
Total stockholders’ equity	805,805	758,515
Total liabilities and stockholders’ equity	$1,278,666	$1,202,152

The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Net sales	$519,438	$507,236	$937,079	$951,805
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	424,457	396,541	767,022	748,625
Selling, general and administrative expense	24,872	23,940	50,571	44,813
Depreciation and amortization	19,567	17,910	38,563	35,298
Operating income	50,542	68,845	80,923	123,069
Interest expense	(1,024)	(1,215)	(2,059)	(2,455)
Other, net	1,733	356	3,707	467
Income from continuing operations before income taxes	51,251	67,986	82,571	121,081
Income tax expense	(18,451)	(25,155)	(29,726)	(44,800)
Income from continuing operations	32,800	42,831	52,845	76,281
Income (loss) from discontinued operations, net of taxes	—	19	—	(406)
Net income	$32,800	$42,850	$52,845	$75,875

Basic earnings per common share:
Earnings from continuing operations	$0.89	$1.14	$1.43	$2.02
Income (loss) from discontinued operations	$—	$—	$—	$(0.01)
Basic earnings per share	$0.89	$1.14	$1.43	$2.01

Diluted earnings per common share:
Earnings from continuing operations	$0.84	$1.07	$1.38	$1.93
Income (loss) from discontinued operations	$—	$—	$—	$(0.01)
Diluted earnings per share	$0.84	$1.07	$1.38	$1.92

Weighted-average common shares outstanding:
Basic	36,943	37,677	36,920	37,677
Diluted	39,416	40,327	39,113	40,131

Cash dividends per share	$0.1400	$0.1200	$0.2800	$0.2233

The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
	Six Months Ended April 30,
	2007	2006
Operating activities:	(In thousands)
Net income	$52,845	$75,875
Loss (income) from discontinued operations	—	406
Adjustments to reconcile net income to cash provided by operating activities from continuing operations:
Depreciation and amortization	38,697	35,612
Deferred income taxes	(2,200)	1,180
Stock-based compensation	3,685	2,797
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in accounts and notes receivable	(22,716)	(42,506)
(Increase) decrease in inventory	(19,853)	(22,874)
Increase (decrease) in accounts payable	42,626	33,669
Increase (decrease) in accrued liabilities	(4,134)	(11,686)
Increase (decrease) in income taxes payable	(7,718)	(1,575)
Increase (decrease) in deferred pension and postretirement benefits	2,888	632
Other, net	264	(3,327)
Cash provided by (used for) operating activities from continuing operations	84,384	68,203
Cash provided by (used for) operating activities from discontinued operations	—	(742)
Cash provided by (used for) operating activities	84,384	67,461

Investing activities:
Purchases of short-term investments	(46,150)	—
Proceeds from sales of short-term investments	6,150	—
Acquisitions, net of cash acquired	(58,493)	—
Capital expenditures, net of retirements	(16,626)	(42,915)
Proceeds from sale of discontinued operations	—	5,432
Retired executive life insurance proceeds	—	461
Other, net	312	320
Cash provided by (used for) investing activities from continuing operations	(114,807)	(36,702)
Cash provided by (used for) investing activities from discontinued operations	—	(14)
Cash provided by (used for) investing activities	(114,807)	(36,716)

Financing activities:
Repayments of long-term debt	(2,521)	(2,307)
Common stock dividends paid	(10,374)	(8,588)
Issuance of common stock from option exercises, including related tax benefits	1,571	10,724
Purchases of treasury stock	—	(17,906)
Other, net	(11)	—
Cash provided by (used for) financing activities from continuing operations	(11,335)	(18,077)
Cash provided by (used for) financing activities from discontinued operations	—	(56)
Cash provided by (used for) financing activities	(11,335)	(18,133)
Effect of exchange rate changes on cash equivalents	11	13
Increase (decrease) in cash and equivalents	(41,747)	12,625
Cash and equivalents at beginning of period	105,708	49,681
Cash and equivalents at end of period	$63,961	$62,306

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,902	$2,203
Cash paid during the period for income taxes	$39,178	$40,806

The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
		Additional		Other	Treasury	Total
	Common	Paid-in	Retained	Comprehensive	Stock &	Stockholders’
Six months ended April 30, 2007	Stock	Capital	Earnings	Income (Loss)	Other	Equity
	(In thousands, except per share amounts)

Balance at October 31, 2006	$19,160	$208,714	$579,753	$(1,736)	$(47,376)	$758,515
Net income			52,845			52,845
Common dividends ($0.28 per share)			(10,374)			(10,374)
Stock-based compensation activity:
Stock-based compensation earned		3,650				3,650
Stock options exercised			(929)		2,035	1,106
Restricted stock awards		(1,609)	(19)		1,628	—
Stock-based compensation tax benefit		584				584
Other	(8)	(410)	(121)	18		(521)
Balance at April 30, 2007	$19,152	$210,929	$621,155	$(1,718)	$(43,713)	$805,805

The accompanying notes are an integral part of the financial statements.

1.	Basis of Presentation

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

In January 2006, the Company sold Temroc Metals, Inc. (Temroc). Accordingly, its operating results are reported as discontinued operations in the Consolidated Statements of Income and Consolidated Statements of Cash Flow (see Note 15). On February 1, 2007, Quanex purchased the assets of Atmosphere Annealing, Inc. (AAI) which has been integrated into the Company’s Vehicular Products segment (see Note 4).

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

2. New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (SFAS 159). This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007 (as of November 1, 2008 for the Company). The Company is currently assessing the impact of applying SFAS 159’s elective fair value option on the Company’s financial statements.

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

 In September 2006, the FASB ratified the Emerging Issues Task Force (EITF) Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin 85-4” (EITF 06-5). The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract”. For group policies with multiple certificates or multiple policies with a group rider, the EITF also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, (i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets). The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006 (as of November 1, 2007 for the Company). The Company is currently evaluating the impact of adopting EITF 06-5 on its consolidated financial statements.

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

3. Short-term Investments

In the first quarter of fiscal 2007, the Company began investing in auction rate securities, which are highly liquid, variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through an auction process, typically held every 7, 28 or 35 days, creating short-term liquidity. The securities trade at par, and interest is paid at the end of each auction period. The Company limits its investments in auction rate securities to securities that carry a AAA (or equivalent) rating from a recognized rating agency and limits the amount of credit exposure to any one issuer. The investments are classified as available-for-sale and are reported as current assets. The Company expects its short-term investments to be sold within one year, regardless of legal maturity date. The auction rate securities are recorded at cost, which approximate fair value due to their variable interest rates that are reset within a period of less than 35 days. During the six months ended April 30, 2007, the Company purchased $46.2 million of auction rate securities and sold $6.2 million of securities. Quanex’s investment in auction rate securities was $40.0 million as of April 30, 2007.

4.	Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill by reportable segment during the six months ended April 30, 2007 are as follows (in thousands):

	Vehicular Products	Engineered Building Products	Aluminum Sheet Building Products	Consolidated

Balance at October 31, 2006	$ —	$175,961	$20,389	$196,350
Acquisitions	5,380	—	—	5,380
Effect of foreign currency	—	2	—	2
Balance at April 30, 2007	$ 5,380	$175,963	$20,389	$201,732

On February 1, 2007, Quanex purchased the assets of AAI resulting in the addition of $5.4 million of estimated goodwill during the second quarter of 2007. The estimated AAI goodwill and related allocation of assets and liabilities acquired and assumed are not final and are subject to change based on final valuations and appraisals of such items as intangible assets and property, plant and equipment.

Intangible assets consist of the following (in thousands):

	As of April 30, 2007		As of October 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$—	$—	$250	$237
Patents	25,877	9,354	25,877	7,618
Trademarks and trade names	39,030	4,569	37,930	3,705
Customer relationships	41,891	4,535	23,691	3,453
Other intangibles	1,201	1,001	1,201	851
Total	$107,999	$19,459	$88,949	$15,864

Unamortized intangible assets:
Trade name	$2,200		$2,200

Trade names and customer relationships as of April 30, 2007 include estimated amounts of $1.1 million and $18.2 million, respectively, related to the acquisition of AAI during the second quarter of 2007. As mentioned under the discussion of goodwill, these intangible asset amounts are preliminary and are subject to change upon completion of final valuations. The related amortization on the AAI intangible assets during the second quarter 2007 has been estimated, but may change once the valuation is finalized.

The aggregate amortization expense for the three and six month periods ended April 30, 2007 was $2.1 million and $3.8 million, respectively.  The aggregate amortization expense for the three and six month periods ended April 30, 2006 was $1.8 million and $3.5 million, respectively.

Estimated amortization expense for the next five years, based upon the amortization of pre-existing intangibles and including an estimate for AAI intangible assets follows (in thousands):

Fiscal Years Ending October 31,	Estimated Amortization

2007 (remaining six months)	$4,153
2008	$ 7,044
2009	$ 5,160
2010	$ 5,079
2011	$5,079

5. Inventories

Inventories consist of the following:
	April 30,	October 31,
	2007	2006
	(In thousands)
Raw materials	$44,670	$32,050
Finished goods and work in process	99,574	93,258
	144,244	125,308
Supplies and other	19,887	17,480
Total	$164,131	$142,788

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	April 30,	October 31,
	2007	2006
	(In thousands)
LIFO	$73,434	$59,510
FIFO	90,697	83,278
Total	$164,131	$142,788

An actual valuation of inventory under the last in, first out (LIFO) method can be made only at the end of each year based on the inventory costs and levels at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs and levels. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, the Company performs a projection of the year-end LIFO reserve and considers expected year-end inventory pricing and expected inventory levels. Depending on this projection, the Company may record an interim allocation of the projected year-end LIFO calculation. The Company recorded a $3.0 million LIFO charge in the second quarter of 2007. With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $50.4 million and $47.4 million as of April 30, 2007 and October 31, 2006, respectively.

6.	Earnings Per Share

The computational components of basic and diluted earnings per share from continuing operations are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended
	April 30, 2007			April 30, 2006
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount

Basic earnings per share	$32,800	36,943	$0.89	$42,831	37,677	$1.14
Effect of dilutive securities
Common stock equivalents arising from settlement of contingent convertible debentures	500	1,888		492	1,993
Common stock equivalents arising from stock options	—	401		—	460
Restricted stock	—	54		—	67
Common stock held by rabbi trust	—	130		—	130

Diluted earnings per share	$33,300	39,416	$0.84	$43,323	40,327	$1.07

	For the Six Months Ended
	April 30, 2007			April 30, 2006
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount

Basic earnings per share	$52,845	36,920	$1.43	$76,281	37,677	$2.02
Effect of dilutive securities
Common stock equivalents arising from settlement of contingent convertible debentures	1,000	1,670		984	1,789
Common stock equivalents arising from stock options	—	346		—	474
Restricted stock	—	47		—	61
Common stock held by rabbi trust	—	130		—	130

Diluted earnings per share	$53,845	39,113	$1.38	$77,265	40,131	$1.93

The computation of diluted earnings per share excludes outstanding options in periods where inclusion of such options would be anti-dilutive in the periods presented. For the six months ended April 30, 2007 and 2006, 0.3 million and 0.2 million stock options, respectively, were excluded from the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common stock during the period.

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

7. Comprehensive Income

Comprehensive income comprises net income and all other non-owner changes in equity, including realized and unrealized gains and losses on derivatives, minimum pension liability adjustments and foreign currency translation adjustments. Comprehensive income for the three and six months ended April 30, 2007 and 2006 was as follows:
	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(In thousands)
Comprehensive income:
Net income	$32,800	$42,850	$52,845	$75,875
Foreign currency translation adjustment	78	18	18	59

Total comprehensive income, net of taxes	$32,878	$42,868	$52,863	$75,934

8.	Long-term Debt

Long-term debt consists of the following:

	April 30, 2007	October 31, 2006
	(In thousands)
Credit Facility Revolver	$—	$—
2.50% Convertible Senior Debentures due 2034	125,000	125,000
6.50% City of Richmond, Kentucky Industrial Building Revenue Bonds	2,500	5,000
City of Huntington, Indiana Economic Development Revenue Bonds principal due 2010	1,665	1,665
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	1,600	1,600
Capital lease obligations and other	115	136
Total debt	$130,880	$133,401
Less maturities due within one year included in current liabilities	1,464	2,721
Long-term debt	$129,416	$130,680

Approximately 97% of the total debt had a fixed interest rate at April 30, 2007 and October 31, 2006. See Interest Rate Risk section in Item 3, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q for additional discussion.

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

The Credit Facility includes two primary financial covenants including a maximum leverage test and minimum interest coverage test. Additionally, there are certain limitations on additional indebtedness, asset or equity sales, and acquisitions. Distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default. As of April 30, 2007, the Company was in compliance with all current Credit Facility covenants. The Company had no borrowings under the Credit Facility as of April 30, 2007. The aggregate availability under the Credit Facility was $335.3 million at April 30, 2007, which is net of $14.7 million of outstanding letters of credit.

Convertible Senior Debentures

On May 5, 2004, the Company issued $125.0 million of the Convertible Senior Debentures (the Debentures) in a private placement offering. The Debentures were subsequently registered in October 2004 pursuant to the registration rights agreement entered into in connection with the offering. In November 2006, the Company filed a post-effective amendment to deregister all unsold securities under the registration statement as the Company’s obligation to maintain the effectiveness of such registration statement had expired; the SEC declared this post-effective amendment effective on November 22, 2006. The Debentures are general unsecured senior obligations, ranking equally in right of payment with all existing and future unsecured senior indebtedness, and senior in right of payment to any existing and future subordinated indebtedness. The Debentures are effectively subordinated to all senior secured indebtedness and all indebtedness and liabilities of subsidiaries, including trade creditors.

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

The Debentures are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of the Company’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the previous fiscal quarter is more than 120% of the conversion price per share of the Company’s common stock on such last trading day; (ii) if the Company calls the Debentures for redemption; or (iii) upon the occurrence of certain corporate transactions, as defined. Upon conversion, the Company has the right to deliver common stock, cash or a combination of cash and common stock. The Company may redeem some or all of the Debentures for cash any time on or after May 15, 2011 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on May 15, 2011, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any. The Debentures were not convertible during the first quarter of fiscal 2007. However, effective February 1, 2007 the Debentures became convertible and continue to be convertible through the quarter ending July 31, 2007 as the closing price of the Company’s common stock exceeded the contingent conversion price as described in (i) above.

9. Pension Plans and Other Postretirement Benefits

The components of net pension and other postretirement benefit cost are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(In thousands)
Pension Benefits:
Service cost	$2,060	$1,169	$3,596	$2,339
Interest cost	927	960	1,998	1,920
Expected return on plan assets	(1,426)	(967)	(2,592)	(1,934)
Amortization of unrecognized transition asset	—	(13)	—	(26)
Amortization of unrecognized prior service cost	36	53	89	106
Amortization of unrecognized net loss	(93)	249	159	498
Net periodic pension cost	$1,504	$1,451	$3,250	$2,903

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(In thousands)
Postretirement Benefits:
Service cost	$15	$25	$35	$51
Interest cost	120	129	224	264
Net amortization and deferral	(20)	(17)	(34)	(35)
Net periodic postretirement benefit cost	$115	$137	$225	$280

During the six months ended April 30, 2007, the Company contributed $154 thousand to its defined benefit plans. Additional contributions of $135 thousand are required for the remainder of the fiscal year.

The Company froze participation in its traditional defined benefit pension plans to new participants for salaried and non-union hourly employees effective December 31, 2006. In addition, effective January 1, 2007, the Company converted all non-union employees that received an additional benefit above the base matching contribution within a defined contribution plan to a defined benefit cash balance plan named the Quanex Advantage Plan. Employees covered by the Quanex Advantage Plan are entitled to receive a credit against their annual eligible wages. All new employees and many of the employees converted from other plans are eligible to receive credits equivalent to 4% of their annual eligible wages, while some of the employees involved in the conversion were “grandfathered” and are eligible to receive credits ranging up to 6.5% based upon the amount they received prior to the conversion. Additionally, every year the participants will receive an interest related credit on their respective balance equivalent to the prevailing 30-year Treasury rate. Net periodic pension cost reported above reflects the estimated components of the Quanex Advantage Plan since the effective date of January 1, 2007.

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(In thousands)
Net Sales:
Vehicular Products	$280,887	$245,397	$498,137	$464,170
Engineered Building Products	103,583	127,355	202,452	253,641
Aluminum Sheet Building Products	139,188	139,530	244,425	243,510
Intersegment Eliminations	(4,220)	(5,046)	(7,935)	(9,516)
Consolidated	$519,438	$507,236	$937,079	$951,805

Operating Income (Loss):
Vehicular Products	$35,413	$40,422	$60,284	$73,671
Engineered Building Products	9,088	12,657	12,938	23,275
Aluminum Sheet Building Products	16,828	22,408	27,416	38,497
Corporate, Intersegment Eliminations & Other	(10,787)	(6,642)	(19,715)	(12,374)
Consolidated	$50,542	$68,845	$80,923	$123,069

	April 30, 2007	October 31, 2006
	(In thousands)
Identifiable Assets:
Vehicular Products	$549,682	$473,133
Engineered Building Products	452,450	464,605
Aluminum Sheet Building Products	186,528	169,253
Corporate, Intersegment Eliminations & Other	90,006	95,161
Consolidated	$1,278,666	$1,202,152

11. Stock Repurchase Program and Treasury Stock

On August 26, 2004, the Company’s Board of Directors approved an increase in the number of authorized shares in the Company’s existing stock buyback program, up to 2.25 million shares; and on August 24, 2006 the Board of Directors approved an additional increase of 2.0 million shares to the existing program. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company uses a moving average method on the subsequent reissuance of shares, and any resulting proceeds in excess of cost are credited to additional paid in capital while any deficiency is charged to retained earnings. As of October 31, 2006, the number of shares in treasury was 1,200,617. The number of shares in treasury was reduced to 1,104,232 by April 30, 2007 due to stock option exercises and restricted stock issuances. As of April 30, 2007 and October 31, 2006, the remaining shares authorized for repurchase in the program was 2,676,050.

12. Stock-Based Compensation

In the first quarter of fiscal 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which required the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements beginning as of November 1, 2005. The Company has stock option, restricted stock, and restricted stock unit (RSU) plans which provide for the granting of stock options, common shares or RSUs to key employees and non-employee directors. The Company’s practice is to grant options and restricted stock or RSUs to directors on October 31st of each year, with an additional grant of options to each director on the date of his or her first anniversary of service. Additionally, the Company’s practice is to grant options and restricted stock to employees at the Company’s December board meeting and occasionally to key employees on their respective dates of hire. The exercise price of the option awards is equal to the closing market price on these pre-determined dates. The Company generally issues shares from treasury, if available, to satisfy stock option exercises. If there are no shares in treasury, the Company issues additional shares of common stock. Stock-based compensation for the six months ended April 30, 2007 and 2006 was $3.7 million and $2.8 million, respectively.

As described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006, the Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. Stock-based compensation related solely to stock options for the six months ended April 30, 2007 and 2006 was $2.6 million and $2.4 million, respectively. The following is a summary of valuation assumptions for grants during the following periods:

	Six Months Ended April 30,
	2007	2006
Weighted-average expected volatility	36.5%	35.0%
Expected term (in years)	4.9-5.1	4.8-5.2
Risk-free interest rate	4.41%	4.40%
Expected dividend yield over expected term	1.75%	2.00%
Weighted-average grant-date fair value per share	$12.48	$12.86
Weighted-average annual forfeiture rate	5.31%	6.44%

The Company has various stock option plans for key employees and directors as described in its Annual Report on Form 10-K for the fiscal year ended October 31, 2006. Below is a table summarizing the stock option activity in all plans since October 31, 2006:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000’s)

Outstanding at October 31, 2006	1,325,961	$24.48
Granted	280,250	37.54
Exercised	(53,535)	20.64
Forfeited	(388)	17.43
Expired	-	-
Outstanding at April 30, 2007	1,552,288	$26.97	7.0	$24,935
Exercisable at April 30, 2007	946,126	$21.42	6.0	$20,442

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the six months ended April 30, 2007 and 2006 was $1.0 million and $12.5 million, respectively.

A summary of the nonvested stock option shares under all plans during the six months ended April 30, 2007 is presented below:
	Shares	Weighted-Average Grant-Date Fair Value Per Share

Nonvested at October 31, 2006	663,799	$9.67
Granted	280,250	12.48
Vested	(337,499)	8.66
Forfeited	(388)	9.53
Nonvested at April 30, 2007	606,162	$11.53

13. Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences, and tax credits. It also includes the effect of any valuation allowance expected to be necessary during the year. The Company’s estimated annual effective tax rate is 36.0% for the six months ended April 30, 2007. Although the 2007 year to date rate is less than the 37% reported for the six months ended April 30, 2006, the 2007 estimated rate is consistent with the full fiscal year 2006 effective rate of 36.1%.

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

Total environmental reserves and corresponding recoveries for Quanex’s current plants, former operating locations, and disposal facilities were as follows:

	April 30, 2007	October 31, 2006
	(in thousands)

Current[1]	$2,398	$2,591
Non-current	13,254	14,186
Total environmental reserves	15,652	16,777

Receivable for recovery of remediation costs[2]	$6,657	$7,192

Approximately $3.4 million of the April 30, 2007 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. As discussed below, the reserve includes net present values for certain fixed and reliably determinable components of the Company’s remediation liabilities. Without such discounting, the Company’s estimate of its environmental liabilities as of April 30, 2007 and of as October 31, 2006 would be $17.4 million and $18.6 million, respectively. An associated $6.7 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of April 30, 2007. The change in the environmental reserve during the first six months of fiscal 2007 primarily consisted of cash payments for existing environmental matters.

1Reported in Accrued liabilities on the Consolidated Balance Sheets
2Reported in Other current assets and Other assets on the Consolidated Balance Sheets

The Company’s Nichols Aluminum-Alabama, Inc. (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter 2006, started a phased program to treat in place free product petroleum that had been released to soil and groundwater. Based on its studies to date, which remain ongoing, NAA currently expects remediation costs at the Decatur plant to be $6.1 million or approximately 39% of the Company’s total environmental reserve. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of April 30, 2007, the Company expects to recover from the sellers’ shareholders an additional $6.7 million. Of that, $5.5 million is recorded in Other assets, and the balance is reflected in Other current assets.

The Company’s reserve for its MACSTEEL plant in Jackson, Michigan is $5.4 million or 35% of the Company’s total environmental reserve. During fiscal 2006, the Company completed studies supporting selection of an interim remedy to address the impact of a historical plant landfill and slag cooling and sorting operation on groundwater. Based on those studies, the Company is proceeding with preparation of design plans for submittal to the Michigan Department of Environmental Quality of a hydraulic barrier (sheet pile) and groundwater extraction and treatment system to prevent impacted groundwater migration. The primary component of the reserve is for the estimated cost of operating the groundwater extraction and treatment system for the interim remedy over the next 10 years. The Company has estimated the annual cost of operating the system to be approximately $0.5 million. These operating costs and certain other components of the Jackson reserve have been discounted utilizing a discount rate of 4.6% and an estimated inflation rate of 2.0%. Without discounting, the Company’s estimate of its Jackson remediation liability as of April 30, 2007 would be $6.1 million. In addition to the $5.4 million reserve, the Company anticipates incurring a capital cost of $4.4 million to construct the sheet pile wall and install the groundwater extraction and treatment system. Depending on the effectiveness of the interim remedy, the results of future operations, and regulatory concurrences, the Company may incur additional costs to implement a final site remedy and may pay costs beyond the ten-year time period currently projected for operation of the interim remedy.

Approximately 18% or $2.8 million of the Company’s total environmental reserve is currently allocated to cleanup work related to Piper Impact. In the fourth fiscal quarter of 2005, the Company sold the location on Highway 15 in New Albany where Piper Impact previously had operated a plant (the Highway 15 location), but as part of the sale retained environmental liability for pre-closing contamination there. The Company voluntarily implemented a state-approved remedial action plan at the Highway 15 location that includes natural attenuation together with a groundwater collection and treatment system. The Company has estimated the annual cost of operating the existing system to be approximately $0.1 million and has assumed that the existing system will continue to be effective. The primary component of the reserve is the estimated operational cost over the next 28 years, which was discounted to a net present value using a discount rate of 4.7% and an estimated inflation rate of 2.0%. The aggregate undiscounted amount of the Piper Impact remediation costs as of April 30, 2007 is $3.8 million. The Company continues to monitor conditions at the Highway 15 location and to evaluate performance of the remedy.

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

Tax Liability

  As reported in its Annual Report on Form 10-K for the year ended October 31, 2006, the Company is currently involved in a case in Tax Court regarding the disallowance of a capital loss realized in 1997 and 1998. The Company has reserves for income tax contingencies primarily associated with this case as of April 30, 2007 and October 31, 2006 of $13.5 million. Adequate provision has been made for this contingency, and the Company believes the outcome of the case will not have a material impact on its financial position or results of operations.

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

There were no assets or liabilities of discontinued operations as of April 30, 2007 or October 31, 2006.

Operating results of the discontinued operations were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(In thousands)
Net sales	$—	$—	$—	$5,230

Income (loss) from discontinued operations	—	30	—	(154)
Gain (loss) on sale of discontinued operations	—	—	—	(311)
Income tax benefit (expense)	—	(11)	—	59
Income (loss) from discontinued operations, net of taxes	$—	$19	$—	$(406)

Fiscal year 2006 net sales and loss from discontinued operations relate to Temroc. Fiscal year 2007 has no comparable activity as Temroc was sold and related purchase price adjustments were settled in fiscal 2006.

16.	Subsequent Events

On May 16, 2007, the Company announced that its Board of Directors initiated a review of strategic alternatives with respect to its Building Products group, which is comprised of the Engineered Building Products segment and the Aluminum Sheet Building Products segment. Strategic alternatives to be considered include, but are not limited to, a tax-free spin-off to Quanex shareholders, a sale or a joint venture. At this time, there can be no assurance that this strategic review will result in any type of transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The discussion and analysis of Quanex Corporation and its subsidiaries’ financial condition and results of operations should be read in conjunction with the April 30, 2007 and October 31, 2006 Consolidated Financial Statements of the Company and the accompanying notes. References made to the “Company” or “Quanex” include Quanex Corporation and its subsidiaries unless the context indicates otherwise.

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

Consolidated Results of Operations

Summary Information

	Three Months Ended April 30,				Six Months Ended April 30,
	2007	2006	Change	%	2007	2006	Change	%
	(Dollars in millions)

Net sales	$ 519.4	$ 507.2	$ 12.2	2.4%	$ 937.1	$ 951.8	$ (14.7)	(1.5)%
Cost of sales	424.4	396.6	27.8	7.0	767.0	748.6	18.4	2.5
Selling, general and administrative	24.9	23.9	1.0	4.2	50.6	44.8	5.8	12.9
Depreciation and amortization	19.6	17.9	1.7	9.5	38.6	35.3	3.3	9.3
Operating income	50.5	68.8	(18.3)	(26.6)	80.9	123.1	(42.2)	(34.3)
Operating income margin	9.7%	13.6%	(3.9)%		8.6%	12.9%	(4.3)%
Interest expense	(1.0)	(1.2)	0.2	(16.7)	(2.1)	(2.5)	0.4	(16.0)
Other, net	1.7	0.4	1.3	325.0	3.7	0.5	3.2	640.0
Income tax expense	(18.4)	(25.2)	6.8	(27.0)	(29.7)	(44.8)	15.1	(33.7)
Income from continuing operations	$32.8	$42.8	$(10.0)	(23.4)%	$52.8	$76.3	$(23.5)	(30.8)%

 Overview

The three and six month periods ended April 30, 2007 were difficult with housing starts and light vehicle builds down approximately 26% and 6%, respectively. Several new product and customer initiatives gained traction during these periods which helped mitigate the impact of our weak served markets. These same initiatives are expected to further benefit the Company as the full potential is realized in the future. Also included in the results is $12.0 million of revenue and $1.6 million of operating income attributable to MACSTEEL Atmosphere Annealing (AAI), acquired February 1, 2007.

The Company focused on matching controllable costs to market demand, however spread deteriorated at the Vehicular Products segment due in part to a run-up in steel scrap pricing that started in January and ran through March 2007. Steel scrap prices abated in April and did help moderate the margin erosion experienced in the first two months of the second quarter.

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

For financial reporting purposes three of the Company’s five operating divisions, Homeshield, Truseal and Mikron, have been aggregated into the Engineered Building Products reportable segment. The remaining two divisions, MACSTEEL and Nichols Aluminum, are reported as separate reportable segments. Additionally, Corporate & Other is comprised of corporate office expenses and certain inter-division eliminations. The sale of products between segments is recognized at market prices. Operating income is a primary determinant in assessing performance. The segments follow the accounting principles described in the Summary of Significant Accounting Principles. Note that the three reportable segments value inventory on a FIFO basis and the LIFO reserve relating to those operations accounted for under the LIFO method of inventory valuation is computed on a consolidated basis in a single pool and treated as a corporate expense. Prior periods have been adjusted to reflect the current presentation.

Three and Six Months Ended April 30, 2007 Compared to Three and Six Months Ended April 30, 2006

Vehicular Products

	Three Months Ended April 30,				Six Months Ended April 30,
	2007	2006	Change	%	2007	2006	Change	%
	(Dollars in millions)

Net sales	$ 280.8	$ 245.4	$35.4	14.4%	$ 498.1	$ 464.2	$33.9	7.3%
Cost of sales	230.0	192.5	37.5	19.5	408.5	365.7	42.8	11.7
Selling, general and administrative	4.9	4.3	0.6	14.0	9.7	8.4	1.3	15.5
Depreciation and amortization	10.5	8.2	2.3	28.0	19.6	16.4	3.2	19.5
Operating income	$ 35.4	$ 40.4	$(5.0)	(12.4)%	$ 60.3	$ 73.7	$(13.4)	(18.2)%
Operating income margin	12.6%	16.5%	(3.9)%		12.1%	15.9%	(3.8)%

Approximately 75% of the Vehicular Products segment's products are used in light vehicle, heavy truck and off-road powertrain applications. Market demand was lower in the first half of the year as highlighted by the approximate 6% reduction in light vehicle builds. The Company’s steel bar shipments increased 5.1% and 2.5% in the second quarter and first half of 2007, respectively, compared to the same periods of last year. New initiatives coupled with short-term non-automotive business, primarily in the first quarter of 2007, served to more than offset the market demand environment slow down. Stated previously, spread at the Vehicular Products segment declined primarily as steel scrap prices rose over the course of the first three months of calendar 2007. Spread did expand in April due to a favorable decline in steel scrap prices, but not enough to overcome the earlier compression. The order backlog increased roughly 9% over the first quarter, a result of the forecasted increase in the light vehicle build rate for the second half of 2007 and the continuing ramp up of new programs.

Net sales for the second quarter of 2007 were higher than the second quarter of 2006 as a result of a 5.1% increase in volume, coupled with a 4.3% increase in average selling prices and a 4.9% increase from the acquisition of MACSTEEL Atmosphere Annealing. Net sales for the first six months of 2007 were higher than the same period of 2006 due to a 2.5% increase in volume, coupled with a 2.2% increase in average selling prices and 2.6% increase from the acquisition of MACSTEEL Atmosphere Annealing. Much of the volume gains can be attributed to continued growth of new programs and the pursuit of select opportunities in secondary markets.

Operating income and the operating income margin for the second quarter and first six months of 2007 decreased due primarily to spread compression and to a much lesser extent mix, partially offset by the aforementioned volume gains. Spread eroded in the early part of the year as steel scrap prices increased, yet improved in April as steel scrap prices began to drop. Selling, general and administrative expense increased due to an additional $0.7 million of expense for the second quarter from the acquisition of AAI. Depreciation expense increased due to the recently completed capital projects at MACSTEEL Fort Smith and MACSTEEL Monroe as well as the acquisition of AAI.

Building Products

	Three Months Ended April 30,				Six Months Ended April 30,
	2007	2006	Change	%	2007	2006	Change	%
	(Dollars in millions)

Engineered BP net sales	$ 103.6	$ 127.4	$(23.8)	(18.7)%	$ 202.5	$ 253.6	$(51.1)	(20.1)%
Aluminum Sheet BP net sales	139.2	139.5	(0.3)	(0.2)	244.4	243.5	0.9	0.4
Net sales	242.8	266.9	(24.1)	(9.0)	446.9	497.1	(50.2)	(10.1)
Cost of sales	195.6	209.5	(13.9)	(6.6)	363.4	392.7	(29.3)	(7.5)
Selling, general and administrative	12.3	12.8	(0.5)	(3.9)	24.3	23.9	0.4	1.7
Depreciation and amortization	9.0	9.6	(0.6)	(6.3)	18.8	18.7	0.1	0.5

Engineered BP operating income	9.1	12.7	(3.6)	(28.3)	13.0	23.3	(10.3)	(44.2)
Aluminum Sheet BP operating income	16.8	22.3	(5.5)	(24.7)	27.4	38.5	(11.1)	(28.8)
Operating income	$25.9	$35.0	$(9.1)	(26.0)%	$40.4	$61.8	$(21.4)	(34.6)%

Engineered BP operating income margin	8.8%	10.0%	(1.2)%		6.4%	9.2%	(2.8)%
Aluminum Sheet BP operating income margin	12.1%	16.0%	(3.9)%		11.2%	15.8%	(4.6)%
Operating income margin	10.7%	13.1%	(2.4)%		9.0%	12.4%	(3.4)%

The primary market drivers for both the Engineered Building Products segment and Aluminum Sheet Building Products segment are North American new housing starts and residential remodeling activity. The primary drivers were down for the three and six month periods ended April 30, 2007 compared to the same periods of 2006, with housing starts estimated to be down approximately 26% during the first half of the year. The Engineered Building Products segment experienced the largest decrease as several of the segment’s customers experienced demand decreases comparable to the decrease in housing starts.

The decrease in net sales at the Engineered Building Products segment for the three and six months ended April 30, 2007 was primarily comprised of reduced volumes coupled with reduced average selling prices of PVC products that dropped as a result of decreases in the resin price index. During the second quarter, the Engineered Building Products segment started to ramp up new programs that are expected to contribute to the remainder of fiscal 2007 operations. In addition, the ongoing restructuring efforts at its window profile business are also favorably impacting results versus last year. The year-over-year decrease is anticipated to narrow over the remaining quarters of fiscal 2007 as a result. The increase in net sales at Aluminum Sheet Building Products for the second quarter of fiscal 2007 was the result of a 6.8% volume decrease, offset by a 7.0% increase in average selling price. These variances are tighter than those experienced in the first quarter of the year. For the first half of 2007 net sales increased due to an 11.6% average selling price increase partially offset by a 10.0% volume decline.

Operating income and the corresponding margin declined at the Company’s Engineered Building Products segment for the three and six months ended April 30, 2007 as a direct result of the reduced volume and the impact of fixed expense de-leveraging at lower volume levels. Labor costs during the three and six month periods were brought in line as the operations were staffed to more closely match demand.

Several factors influenced the reduced operating income and margin recognized by the Aluminum Sheet Building Products segment versus the three and six month periods last year. The second quarter decrease is comprised of volume, mix and slight spread decline, whereas the decrease for the six month period is almost entirely volume and mix related as spread improved slightly. The comparison for the three and six month periods ended April 30, 2007 versus last year is more difficult due to the non-recurring favorable items realized in the first quarter of 2006, the largest of which was a $2.0 million gain recognized from the sale of an Owens Corning receivables claim.

Corporate and Other

	Three Months Ended April 30,				Six Months Ended April 30,
	2007	2006	Change	%	2007	2006	Change	%
	(Dollars in millions)

Net sales	$ (4.2)	$ (5.1)	$0.9	(17.6)%	$ (7.9)	$ (9.5)	$1.6	(16.8)%
Cost of sales	(1.2)	(5.4)	4.2	(77.8)	(4.9)	(9.8)	4.9	(50.0)
Selling, general and administrative	7.7	6.8	0.9	13.2	16.6	12.5	4.1	32.8
Depreciation and amortization	0.1	0.1	—	—	0.2	0.2	—	—
Operating income	$(10.8)	$(6.6)	$(4.2)	63.6%	$(19.8)	$(12.4)	$(7.4)	59.7%

Corporate and other operating expenses, which are not in the two operating segments mentioned above, include the consolidated LIFO inventory adjustments (calculated on a combined pool basis), corporate office expenses and inter-segment eliminations. Included in the second quarter is $3.0 of expense related to the estimated year-end LIFO inventory adjustment and $1.8 million of costs associated with strategic initiatives. The LIFO related expense is derived from management’s estimate of the year-end volume and pricing. In this case, we estimate that both aluminum scrap and steel scrap prices will decline from their April 30, 2007 prices, but on a pool basis will be higher at October 31, 2007 than they were at October 31, 2006. Accordingly, 50% of the projected year-end adjustment was recorded during the second quarter. Management updates this estimate each quarter in an effort to ascertain what amount, if any, should be recorded in the period. The actual adjustment is trued-up in the fourth quarter once the volume levels and pricing are known. The change for the six month period includes both items discussed for the second quarter as well as $1.8 million of increased mark-to-market expense of the Company’s Deferred Compensation Plan recognized as a result of the increase in the Company’s common stock price since October 31, 2006, and $0.3 million of additional stock option expense.

Other items

Interest expense for the three and six months ended April 30, 2007 decreased $0.2 million and $0.4 million, respectively, from the same period a year ago as a result of the reduced fees associated with the Revolving Credit Agreement the Company entered into during the fourth quarter of fiscal 2006. During the first six months of fiscal 2007, the Company had no amounts outstanding under the Revolving Credit Agreement.

Other, net for the three months ended April 30, 2007 was income of $1.7 million compared to $0.4 million in the second quarter of 2006. Other, net for the six months ended April 30, 2007 was income of $3.7 million compared to $0.5 million in the same period of 2006. One of the main components of this category is interest income earned on the Company’s cash and equivalents and other short-term investments. As a result of an increase in these balances, the amount of interest income also has increased. Other, net also includes changes associated with the cash surrender value of company owned life insurance.

The Company’s effective tax rate declined to 36.0% for the three and six months ended April 30, 2007 compared to 37.0% during the same periods of last year. The lower effective rate in 2007 was for the most part attributable to lower effective state rates.

The year-over-year changes in income (loss) from discontinued operations, net of taxes, for the three months ended January 31, 2007, is entirely related to the sale of the Company’s Temroc business during the first quarter of fiscal 2006.

Outlook

Quanex continues to experience relatively soft demand in its end markets, but expects to see sequential quarterly improvement in operating results through the remainder of fiscal 2007 based on an improving automotive build schedule and an improvement in housing starts.

At Vehicular Products, demand is expected to continue to improve as light vehicle build rates increase. MACSTEEL’s bar shipments in the second half of fiscal 2007 are expected to exceed the comparable 2006 period, based in part on the strength of new programs with both the Big Three and transplant automotive customers. Material spreads are expected to improve sequentially as the product mix improves with more powertrain bar sales and the cost of steel scrap moderates. Light vehicle builds of 15.3 million in calendar 2007 are expected to be about even with 2006.

For Building Products, housing starts in calendar 2007 are expected to lag 2006 by some 23%. Customer demand at Engineered Products is expected to improve over the course of the year based on a very gradual improvement in housing starts. New programs with both existing and new customers will further bolster results. At Nichols Aluminum, second half fiscal 2007 aluminum sheet shipments are expected to exceed first half 2007 but lag second half 2006 shipments, and spreads are expected to remain robust.

For the fiscal third quarter, Quanex expects to report diluted earnings per share from continuing operations within a range of $0.90 to $0.98, which includes an estimated $0.03 per share LIFO charge. Guidance for the year is $3.35 to $3.60, and includes an estimated $0.10 per share LIFO charge. Current guidance was raised toward the higher end of the previous range of $3.10 to $3.60 due in part to an improving automotive outlook at Vehicular Products and new programs at Engineered Products.

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

At April 30, 2007 and October 31, 2006, the Company had no borrowings under the Credit Facility and had $125.0 million outstanding 2.50% Senior Convertible Debentures due May 15, 2034 (the Debentures). The aggregate availability under the Credit Facility was $335.3 million at April 30, 2007, which is net of $14.7 million of outstanding letters of credit.

In addition to the $64.0 million of cash and cash equivalents as of April 30, 2007, Quanex was holding $40.0 million in auction rate securities at the end of the quarter. In the first quarter of fiscal 2007, the Company began investing in auction rate securities, which are highly liquid, variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through an auction process, typically held every 7, 28 or 35 days, creating short-term liquidity.

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

The Company’s working capital increased $15.6 million from $242.2 million on October 31, 2006 to $257.8 million on April 30, 2007.  The net reduction of income taxes payable contributed $7.8 million of working capital during the period while conversion capital (accounts receivable plus inventory less corresponding accounts payable) acquired from AAI contributed $4.9 million. Remaining conversion capital remained constant at $189.5 million as of April 30, 2007 and October 31, 2006.

 The following table summarizes the Company’s cash flow results for the six months ended April 30, 2007 and 2006:

	Six months ending April 30,
	2007	2006
	(In millions)
Cash flows from operating activities	$ 84.4	$ 67.5
Cash flows from investing activities	$(114.8)	$(36.7)
Cash flows from financing activities	$ (11.3)	$(18.1)

Highlights from our cash flow results for the six months ended April 30, 2007 and 2006 are as follows:

Operating Activities

The increase of $16.9 million in cash provided by operating activities for the first six months of fiscal 2007 compared to the same period of 2006 relates primarily to conversion capital (accounts receivable plus inventory less accounts payable). During fiscal 2006, conversion capital increased (use of cash) by $31.8 million to match the pickup in demand. In contrast, during the same period of fiscal 2007, conversion capital remained constant compared to beginning of the year levels. This favorable $31.7 million conversion capital variance was partially offset by a decline in earnings for the six months ended April 30, 2007 compared to the same 2006 period.

Investment Activities

The Company used $78.1 million more for investment activities during the six months ended April 30, 2007 compared to the same period of fiscal 2006. In February 2007, Quanex purchased the assets of AAI for approximately $58.5 million, including transaction costs and a final working capital-based purchase price adjustment. Quanex did not have acquisition investments in fiscal 2006. As mentioned previously, Quanex invested $40.0 million, net in auction rate securities during 2007. The Company began investing in these securities during 2007 as their yields were more attractive than other investment vehicles traditionally classified as cash equivalents for reporting purposes.

Partially offsetting this period over period use of cash from acquisition activity and investments was a $26.3 million reduction in capital expenditures. Capital spending in the Vehicular Products segment declined by $15.8 million primarily due to the completion of the MACSTEEL Monroe value-added capacity project at the end of 2006. Additionally, Mikron’s capital spending declined by $10.4 million as expenditures for its capacity expansion project were primarily incurred during fiscal 2006. The Company estimates that fiscal 2007 capital expenditures will be approximately $35.0 million. At April 30, 2007, the Company had commitments of approximately $14.9 million for the purchase or construction of capital assets.  The Company plans to fund these capital expenditures with cash flow from operations.

Financing Activities

The Company consumed $6.8 million less for financing activities during the six months ended April 30, 2007 compared to the same prior year period. The decrease is primarily attributable to the Company’s stock buyback program activity in fiscal 2006. During the six months ended April 30, 2006, the Company purchased 531,750 shares of its common stock for $17.9 million; the Company has not purchased any of its stock in fiscal 2007.  Partially offsetting this is a $9.2 million reduction in cash and tax benefits received related to stock option exercises during the first six months of fiscal 2007 compared to the first six months of fiscal 2006. Additionally, the $1.8 million increase in dividends paid for the six months of 2007 compared to 2006, is a result of the 35% or $0.037 per share cumulative increase to the Company’s dividend rate effective March and September 2006.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following discussion of the Company and its subsidiaries’ exposure to various market risks contains “forward looking statements” that involve risks and uncertainties. This discussion has been prepared utilizing certain assumptions considered reasonable in light of information currently available to the Company. Nevertheless, because of the inherent unpredictability of interest rates, foreign currency rates and metal commodity prices as well as other factors, actual results could differ materially from those projected in such forward looking information. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

The Company and its subsidiaries have a Credit Facility and other long-term debt which subject the Company to the risk of loss associated with movements in market interest rates.

At April 30, 2007, the Company had fixed-rate debt totaling $126.8 million or 97% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $4.1 million, or 3% of total debt, at April 30, 2007. Based on the floating-rate obligations outstanding at April 30, 2007, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $41 thousand.

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

Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum.  To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect.  During fiscal 2007 and 2006, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. There were no outstanding LME hedges as of April 30, 2007 and October 31, 2006.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of April 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2007, the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

 During the second quarter, the Company completed the implementation of a new Enterprise Resource Planning (ERP) system at one of its divisions, HOMESHIELD Rice Lake.  In connection with this ERP system implementation, the Company updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.  HOMESHIELD Rice Lake’s financial statements constitute approximately 3 percent of Quanex’s total assets and net sales as of and for the year ended October 31, 2006. Other than the system implementation at HOMESHIELD Rice Lake, no other changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Shareholders on February 27, 2007. An independent inspector of election and vote tabulator was engaged to tabulate shareholder votes.

Proxies for the meeting were solicited pursuant to Regulation 14A under the 1934 Act. There was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement distributed to shareholders, and all such nominees (Joseph J. Ross and Richard L. Wellek) were elected. The following sets forth the number of shares that voted for and for which votes were withheld for each of such persons:
	For	Withheld
Joseph J. Ross	34,605,330	773,534
Richard L. Wellek	34,709,431	669,433

Additionally, at the Annual Meeting, the following proposal was voted upon and approved:

Proposal Two. Approve the amendment to Article Four of the Company’s Certificate of Incorporation to increase the total number of authorized shares of the Company’s common stock to 100,000,000 shares.

	Votes For	Votes Against	Votes Abstained	Broker Nonvotes
Shares voted	31,695,715	3,619,820	63,328	—

Item 5. Other Items

On May 31, 2007, the Company’s Board of Directors approved an amendment to Section 6.2 of the Company’s bylaws to eliminate the mandatory retirement age for officers. The Amended and Restated Bylaws, effective May 31, 2007, are filed as Exhibit 3.5 to this Form 10-Q.

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

*3.5	Amended and Restated Bylaws of the Registrant, as amended May 31, 2007.
3.6
Certificate of Amendment to Restated Certificate of Incorporation, dated as of February 27, 2007, filed as Exhibit 3.6 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 2007 and incorporated herein by reference.

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

† * 10.1	First Amendment to the Quanex Corporation Employees’ Pension Plan, dated May 1, 2007.
* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).
* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).
* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†Management Compensation or Incentive Plan
*Filed herewith

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

QUANEX CORPORATION

/s/ Thomas M. Walker
Thomas M. Walker
Date: May 31, 2007	Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

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

*3.5	Amended and Restated Bylaws of the Registrant, as amended May 31, 2007.
3.6
Certificate of Amendment to Restated Certificate of Incorporation, dated as of February 27, 2007, filed as Exhibit 3.6 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 2007 and incorporated herein by reference.

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

† * 10.1	First Amendment to the Quanex Corporation Employees’ Pension Plan, dated May 1, 2007.
* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).
* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).
* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†Management Compensation or Incentive Plan
*Filed herewith

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