Form 10-Q/A
period 2007-04-30
QUANEX CORP
filed 2007-06-08
CIK 276889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

QUANEX CORPORATION
INDEX

SIGNATURES
Exhibits
Exhibit 3.5
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2

Explanatory Note
This Amendment No. 1 on Form 10-Q/A is an amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 30, 2007 (the “Report”) filed with the Securities and Exchange Commission on May 31, 2007. This Form 10-Q/A is being filed for the sole purpose of including Exhibits 3.5 and 10.1. In addition, the Registrant is also including Exhibits 31.1 and 31.2, as required by the filing of this Form 10-Q/A. This Form 10-Q/A does not alter any other part of the content of the Report and does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX CORPORATION

/s/ Thomas M. Walker

Thomas M. Walker
Date: June 8, 2007	Senior Vice President — Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
*3.5	Amended and Restated Bylaws of the Registrant, as amended May 31, 2007.
† * 10.1	First Amendment to the Quanex Corporation Employees’ Pension Plan, dated May 1, 2007.
* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).
* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

†	Management Compensation or Incentive Plan

*	Filed herewith

5