Form 10-Q
period 2007-07-31
QUANEX CORP
filed 2007-08-29
CIK 276889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 23, 2007
Common Stock, par value $0.50 per share	37,187,012

QUANEX CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
	2007	2006
	(In thousands except
ASSETS	share data)
Current assets:
Cash and equivalents	$103,672	$105,708
Short-term investments	40,000	—
Accounts and notes receivable, net of allowance of $5,141 and $4,180	204,149	184,311
Inventories	152,184	142,788
Deferred income taxes	11,783	12,218
Other current assets	7,626	5,584

Total current assets	519,414	450,609

Property, plant and equipment, net	435,198	432,058
Goodwill	203,040	196,350
Cash surrender value insurance policies	29,801	29,108
Intangible assets, net	87,501	75,285
Other assets	14,699	18,742

Total assets	$1,289,653	$1,202,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$155,866	$137,564
Accrued liabilities	52,428	54,943
Income taxes payable	6,193	13,185
Current maturities of long-term debt	3,129	2,721

Total current liabilities	217,616	208,413

Long-term debt	127,551	130,680
Deferred pension credits	2,310	1,115
Deferred postretirement welfare benefits	7,397	7,300
Deferred income taxes	59,128	66,189
Non-current environmental reserves	13,251	14,186
Other liabilities	16,901	15,754

Total liabilities	444,154	443,637

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding none	—	—
Common stock, $0.50 par value, shares authorized 100,000,000 and 50,000,000; issued 38,301,033 and 38,319,960	19,152	19,160
Additional paid-in-capital	213,138	208,714
Retained earnings	654,002	579,753
Accumulated other comprehensive income (loss)	(1,661)	(1,736)

	884,631	805,891
Less treasury stock, at cost, 983,692 and 1,200,617 shares	(37,384)	(45,628)
Less common stock held by Rabbi Trust, 130,329 shares	(1,748)	(1,748)

Total stockholders’ equity	845,499	758,515

Total liabilities and stockholders’ equity	$1,289,653	$1,202,152

The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Net sales	$554,084	$553,047	$1,491,163	$1,504,852
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	452,167	442,789	1,219,189	1,191,414
Selling, general and administrative expense	24,623	23,963	75,194	68,776
Depreciation and amortization	18,132	17,268	56,695	52,566

Operating income	59,162	69,027	140,085	192,096
Interest expense	(1,012)	(1,234)	(3,071)	(3,689)
Other, net	1,679	2,296	5,386	2,763

Income from continuing operations before income taxes	59,829	70,089	142,400	191,170
Income tax expense	(19,610)	(25,186)	(49,336)	(69,986)

Income from continuing operations	40,219	44,903	93,064	121,184
Income (loss) from discontinued operations, net of taxes	—	230	—	(176)

Net income	$40,219	$45,133	$93,064	$121,008

Basic earnings per common share:
Earnings from continuing operations	$1.09	$1.20	$2.52	$3.21
Income (loss) from discontinued operations	$—	$—	$—	$(0.01)

Basic earnings per share	$1.09	$1.20	$2.52	$3.20

Diluted earnings per common share:
Earnings from continuing operations	$1.02	$1.14	$2.40	$3.05
Income (loss) from discontinued operations	$—	$—	$—	$—

Diluted earnings per share	$1.02	$1.14	$2.40	$3.05

Weighted-average common shares outstanding:
Basic	37,012	37,531	36,951	37,785
Diluted	39,992	39,857	39,449	40,190

Cash dividends declared per share	$0.1400	$0.1200	$0.4200	$0.3433
The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	July 31,
	2007	2006
Operating activities:	(In thousands)
Net income	$93,064	$121,008
Loss (income) from discontinued operations	—	176
Adjustments to reconcile net income to cash provided by operating activities from continuing operations:
Depreciation and amortization	56,896	53,045
Deferred income taxes	(6,636)	6,040
Stock-based compensation	4,724	3,883
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in accounts and notes receivable	(15,167)	(32,335)
(Increase) decrease in inventory	(7,890)	(23,396)
Increase (decrease) in accounts payable	17,054	35,370
Increase (decrease) in accrued liabilities	(3,420)	(12,846)
Increase (decrease) in income taxes payable	(6,803)	(5,253)
Increase (decrease) in deferred pension and postretirement benefits	5,087	(11,942)
Other, net	(2,566)	(4,024)

Cash provided by (used for) operating activities from continuing operations	134,343	129,726
Cash provided by (used for) operating activities from discontinued operations	—	(762)

Cash provided by (used for) operating activities	134,343	128,964

Investing activities:
Purchases of short-term investments	(46,150)	—
Proceeds from sales of short-term investments	6,150	—
Acquisitions, net of cash acquired	(58,493)	—
Capital expenditures, net of retirements	(24,986)	(60,964)
Proceeds from sale of discontinued operations	—	5,683
Retired executive life insurance proceeds	—	461
Other, net	286	275

Cash provided by (used for) investing activities from continuing operations	(123,193)	(54,545)
Cash provided by (used for) investing activities from discontinued operations	—	(14)

Cash provided by (used for) investing activities	(123,193)	(54,559)

Financing activities:
Repayments of long-term debt	(2,721)	(2,514)
Common stock dividends paid	(15,570)	(13,165)
Issuance of common stock from option exercises, including related tax benefits	5,073	11,112
Purchases of treasury stock	—	(58,326)
Other, net	(11)	—

Cash provided by (used for) financing activities from continuing operations	(13,229)	(62,893)
Cash provided by (used for) financing activities from discontinued operations	—	(56)

Cash provided by (used for) financing activities	(13,229)	(62,949)

Effect of exchange rate changes on cash equivalents	43	14
Increase (decrease) in cash and equivalents	(2,036)	11,470
Cash and equivalents at beginning of period	105,708	49,681

Cash and equivalents at end of period	$103,672	$61,151

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,647	$4,020
Cash paid during the period for income taxes	$61,214	$64,493
The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
		Additional		Other	Treasury	Total
	Common	Paid-in	Retained	Comprehensive	Stock &	Stockholders'
Nine Months ended July 31, 2007	Stock	Capital	Earnings	Income (Loss)	Other	Equity
	(In thousands, except per share amounts)

Balance at October 31, 2006	$19,160	$208,714	$579,753	$(1,736)	$(47,376)	$758,515
Net income			93,064			93,064
Common dividends ($0.42 per share)			(15,570)			(15,570)
Stock-based compensation activity:
Stock-based compensation earned		4,682				4,682
Stock options exercised			(3,105)		6,616	3,511
Restricted stock awards		(1,609)	(19)		1,628	—
Stock-based compensation tax benefit		1,761				1,761
Other	(8)	(410)	(121)	75		(464)

Balance at July 31, 2007	$19,152	$213,138	$654,002	$(1,661)	$(39,132)	$845,499

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
On May 16, 2007, the Company announced that its Board of Directors initiated a review of strategic alternatives with respect to its Building Products group, which is comprised of Engineered Building Products and Aluminum Sheet Building Products. Strategic alternatives to be considered include, but are not limited to, a tax-free spin-off to Quanex shareholders, a sale or a joint venture. At this time, there can be no assurance that this strategic review will result in any type of transaction; accordingly, the Building Products group continues to be reported as continuing operations.
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

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In September 2006, the FASB ratified the Emerging Issues Task Force (EITF) Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin 85-4” (EITF 06-5). The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract”. For group policies with multiple certificates or multiple policies with a group rider, the EITF also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level (i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets). The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006 (as of November 1, 2007 for the Company). The Company is currently evaluating the impact of adopting EITF 06-5 on its consolidated financial statements.
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

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
3. Short-term Investments
In the first quarter of fiscal 2007, the Company began investing in auction rate securities, which are highly liquid, variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through an auction process, typically held every 7, 28 or 35 days, creating short-term liquidity. The securities trade at par, and interest is paid at the end of each auction period. The Company limits its investments in auction rate securities to securities that carry a AAA (or equivalent) rating from a recognized rating agency and limits the amount of credit exposure to any one issuer. The investments are classified as available-for-sale and are reported as current assets. The Company expects its short-term investments to be sold within one year, regardless of legal maturity date. The auction rate securities are recorded at cost, which approximate fair value due to their variable interest rates that are reset within a period of less than 35 days. During the nine months ended July 31, 2007, the Company purchased $46.2 million of auction rate securities and sold $6.2 million of securities. Quanex’s investment in auction rate securities was $40.0 million as of July 31, 2007. The weighted average interested rate of the auction rate securities as of July 31, 2007 was 5.3%.
4. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill by reportable segment during the nine months ended July 31, 2007 are as follows (in thousands):

			Aluminum
		Engineered	Sheet
	Vehicular	Building	Building
	Products	Products	Products	Consolidated

Balance at October 31, 2006	$—	$175,961	$20,389	$196,350
Acquisitions	6,680	—	—	6,680
Effect of foreign currency	—	10	—	10

Balance at July 31, 2007	$6,680	$175,971	$20,389	$203,040

On February 1, 2007, Quanex purchased the assets of AAI resulting in the addition of $6.7 million of estimated goodwill. The estimated AAI goodwill and related allocation of assets and liabilities acquired and assumed are not final and are subject to change based on final valuations and appraisals of such items as intangible assets and property, plant and equipment.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intangible assets consist of the following (in thousands):

	As of July 31, 2007		As of October 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Non-compete agreements	$—	$—	$250	$237
Patents	25,877	10,222	25,877	7,618
Trademarks and trade names	38,230	4,997	37,930	3,705
Customer relationships	40,991	5,053	23,691	3,453
Other intangibles	1,601	1,126	1,201	851

Total	$106,699	$21,398	$88,949	$15,864

Unamortized intangible assets:
Trade name	$2,200		$2,200
Trade names and customer relationships as of July 31, 2007 include estimated amounts of $0.3 million and $17.3 million, respectively, related to the acquisition of AAI during the second quarter of 2007. As mentioned under the discussion of goodwill, these intangible asset amounts are preliminary and are subject to change upon completion of final valuations. The related amortization on the AAI intangible assets for the nine months ended July 31, 2007 has been estimated, but may change once the valuation is finalized.
The aggregate amortization expense for the three and nine month periods ended July 31, 2007 was $1.9 million and $5.8 million, respectively. The aggregate amortization expense for the three and nine month periods ended July 31, 2006 was $1.8 million and $5.3 million, respectively.
Estimated amortization expense for the next five years, based upon the amortization of pre-existing intangibles, including AAI intangible assets, follows (in thousands):

Fiscal Years Ending	Estimated
October 31,	Amortization

2007 (remaining three months)	$2,000
2008	$6,737
2009	$4,854
2010	$4,772
2011	$4,697
5. Inventories
Inventories consist of the following:

	July 31,	October 31,
	2007	2006
	(In thousands)
Raw materials	$38,376	$32,050
Finished goods and work in process	91,706	93,258

	130,082	125,308
Supplies and other	22,102	17,480

Total	$152,184	$142,788

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	July 31,	October 31,
	2007	2006
	(In thousands)
LIFO	$58,025	$59,510
FIFO	94,159	83,278

Total	$152,184	$142,788

An actual valuation of inventory under the last in, first out (LIFO) method can be made only at the end of each year based on the inventory costs and levels at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs and levels. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, the Company performs a projection of the year-end LIFO reserve and considers expected year-end inventory pricing and expected inventory levels. Depending on this projection, the Company may record an interim allocation of the projected year-end LIFO calculation. The Company recorded a $6.0 million LIFO charge during the nine months ended July 31, 2007. With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $53.4 million and $47.4 million as of July 31, 2007 and October 31, 2006, respectively.
6. Earnings Per Share
The computational components of basic and diluted earnings per share from continuing operations are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended
	July 31, 2007			July 31, 2006
			Per-			Per-
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings and earnings per share	$40,219	37,012	$1.09	$44,903	37,531	$1.20

Effect of dilutive securities
Common stock equivalents arising from settlement of contingent convertible debentures	500	2,332		493	1,776
Common stock equivalents arising from stock options	—	452		—	354
Restricted stock	—	66		—	66
Common stock held by rabbi trust	—	130		—	130

Diluted earnings and earnings per share	$40,719	39,992	$1.02	$45,396	39,857	$1.14

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	For the Nine Months Ended
	July 31, 2007			July 31, 2006
			Per-			Per-
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings and earnings per share	$93,064	36,951	$2.52	$121,184	37,785	$3.21

Effect of dilutive securities
Common stock equivalents arising from settlement of contingent convertible debentures	1,500	1,933		1,477	1,785
Common stock equivalents arising from stock options	—	380		—	433
Restricted stock	—	55		—	57
Common stock held by rabbi trust	—	130		—	130

Diluted earnings and earnings per share	$94,564	39,449	$2.40	$122,661	40,190	$3.05

The computation of diluted earnings per share excludes outstanding options in periods where inclusion of such options would be anti-dilutive in the periods presented. All stock options were dilutive for the 2007 periods presented. For the three and nine months ended July 31, 2006, 0.2 million stock options were excluded from the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common stock during the period.
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
7. Comprehensive Income
Comprehensive income comprises net income and all other non-owner changes in equity, including realized and unrealized gains and losses on derivatives, minimum pension liability adjustments and foreign currency translation adjustments. Comprehensive income for the three and nine months ended July 31, 2007 and 2006 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(In thousands)
Comprehensive income:
Net income	$40,219	$45,133	$93,064	$121,008
Foreign currency translation adjustment	57	(14)	75	45

Total comprehensive income, net of taxes	$40,276	$45,119	$93,139	$121,053

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Long-term Debt
Long-term debt consists of the following:

	July 31,	October 31,
	2007	2006
	(In thousands)
Credit Facility Revolver	$—	$—
2.50% Convertible Senior Debentures due 2034	125,000	125,000
City of Richmond, Kentucky Industrial Building Revenue Bonds	2,500	5,000
6.50% City of Huntington, Indiana Economic Development Revenue Bonds	1,665	1,665
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	1,400	1,600
Capital lease obligations and other	115	136

Total debt	$130,680	$133,401
Less maturities due within one year included in current liabilities	3,129	2,721

Long-term debt	$127,551	$130,680

Approximately 97% and 95% of the total debt had a fixed interest rate at July 31, 2007 and October 31, 2006, respectively. See Interest Rate Risk section in Item 3, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q for additional discussion.
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
The Credit Facility includes two primary financial covenants including a maximum leverage test and minimum interest coverage test. Additionally, there are certain limitations on additional indebtedness, asset or equity sales, and acquisitions. Distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default. As of July 31, 2007, the Company was in compliance with all current Credit Facility covenants. The Company had no borrowings under the Credit Facility as of July 31, 2007. The aggregate availability under the Credit Facility was $335.0 million at July 31, 2007, which is net of $15.0 million of outstanding letters of credit.
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

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The Debentures are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of the Company’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the previous fiscal quarter is more than 120% of the conversion price per share of the Company’s common stock on such last trading day; (ii) if the Company calls the Debentures for redemption; or (iii) upon the occurrence of certain corporate transactions, as defined. Upon conversion, the Company has the right to deliver common stock, cash or a combination of cash and common stock. The Company may redeem some or all of the Debentures for cash any time on or after May 15, 2011 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on May 15, 2011, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any. The Debentures were not convertible during the first quarter of fiscal 2007. However, effective February 1, 2007 the Debentures became convertible and continue to be convertible through the quarter ending October 31, 2007 as the closing price of the Company’s common stock exceeded the contingent conversion price as described in (i) above.
Other Debt Instruments
The Company’s 6.50% City of Huntington, Indiana Economic Development Revenue Bonds were scheduled to mature in August 2010. On August 1, 2007 (subsequent to the third quarter), the Company elected to prepay these bonds without penalty as permitted by the indenture. Principal at payoff was $1.7 million.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Pension Plans and Other Postretirement Benefits
The components of net pension and other postretirement benefit cost are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(In thousands)
Pension Benefits:
Service cost	$2,489	$1,302	$6,085	$3,641
Interest cost	1,382	1,135	3,380	3,055
Expected return on plan assets	(1,794)	(1,393)	(4,386)	(3,327)
Amortization of unrecognized transition asset	—	26	—	—
Amortization of unrecognized prior service cost	62	44	151	150
Amortization of unrecognized net loss	110	222	269	720

Net periodic pension cost	$2,249	$1,336	$5,499	$4,239

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(In thousands)
Postretirement Benefits:
Service cost	$15	$3	$50	$54
Interest cost	94	22	319	286
Net amortization and deferral	(14)	(5)	(49)	(40)

Net periodic postretirement benefit cost	$95	$20	$320	$300

During the nine months ended July 31, 2007, the Company contributed $509 thousand to its defined benefit plans. No additional contributions are anticipated for the remainder of the fiscal year.
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

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(In thousands)
Net Sales:
Vehicular Products	$284,578	$259,836	$782,715	$724,006
Engineered Building Products	131,445	138,827	333,897	392,468
Aluminum Sheet Building Products	143,667	161,071	388,092	404,581
Intersegment Eliminations	(5,606)	(6,687)	(13,541)	(16,203)

Consolidated	$554,084	$553,047	$1,491,163	$1,504,852

Operating Income (Loss):
Vehicular Products	$31,329	$40,297	$91,613	$113,968
Engineered Building Products	17,657	15,886	30,595	39,161
Aluminum Sheet Building Products	19,985	25,753	47,401	64,250
Corporate, Intersegment Eliminations & Other	(9,809)	(12,909)	(29,524)	(25,283)

Consolidated	$59,162	$69,027	$140,085	$192,096

	July 31,	October 31,
	2007	2006
	(In thousands)
Identifiable Assets:
Vehicular Products	$539,354	$473,133
Engineered Building Products	456,439	464,605
Aluminum Sheet Building Products	170,880	169,253
Corporate, Intersegment Eliminations & Other	122,980	95,161

Consolidated	$1,289,653	$1,202,152

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Stock Repurchase Program and Treasury Stock
On August 26, 2004, the Company’s Board of Directors approved an increase in the number of authorized shares in the Company’s existing stock buyback program, up to 2.25 million shares; and on August 24, 2006 the Board of Directors approved an additional increase of 2.0 million shares to the existing program. As of July 31, 2007 and October 31, 2006, the remaining shares authorized for repurchase in the program was 2,676,050. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company uses a moving average method on the subsequent reissuance of shares, and any resulting proceeds in excess of cost are credited to additional paid in capital while any deficiency is charged to retained earnings. As of October 31, 2006, the number of shares in treasury was 1,200,617. The number of shares in treasury was reduced to 983,692 by July 31, 2007 due to stock option exercises and restricted stock issuances.
12. Stock-Based Compensation
In the first quarter of fiscal 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which required the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements beginning as of November 1, 2005. The Company has stock option, restricted stock, and restricted stock unit (RSU) plans which provide for the granting of stock options, common shares or RSUs to key employees and non-employee directors. The Company’s practice is to grant options and restricted stock or RSUs to directors on October 31st of each year, with an additional grant of options to each director on the date of his or her first anniversary of service. Additionally, the Company’s practice is to grant options and restricted stock to employees at the Company’s December board meeting and occasionally to key employees on their respective dates of hire. The exercise price of the option awards is equal to the closing market price on these pre-determined dates. The Company generally issues shares from treasury, if available, to satisfy stock option exercises. If there are no shares in treasury, the Company issues additional shares of common stock. Stock-based compensation for the nine months ended July 31, 2007 and 2006 was $4.7 million and $3.9 million, respectively.
As described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006, the Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. Stock-based compensation related solely to stock options for the nine months ended July 31, 2007 and 2006 was $3.2 million and $3.1 million, respectively. The following is a summary of valuation assumptions and resulting grant-date fair values for grants during the following periods:

	Nine Months Ended
	July 31,
	2007	2006
Weighted-average expected volatility	36.5%	35.0%
Expected term (in years)	4.9-5.1	4.8-5.2
Risk-free interest rate	4.41%	4.45%
Expected dividend yield over expected term	1.75%	2.00%
Weighted-average annual forfeiture rate	5.31%	5.8%
Weighted-average grant-date fair value per share	$12.48	$12.78

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company has various stock option plans for key employees and directors as described in its Annual Report on Form 10-K for the fiscal year ended October 31, 2006. Below is a table summarizing the stock option activity in all plans since October 31, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic Value
	Shares	Per Share	Term (in years)	(000's)

Outstanding at October 31, 2006	1,325,961	$24.48
Granted	280,250	37.55
Exercised	(174,075)	20.17
Forfeited	(11,413)	39.07
Expired	—	—

Outstanding at July 31, 2007	1,420,723	$27.46	6.9	$24,999

Exercisable at July 31, 2007	833,464	$21.76	6.1	$19,422

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended July 31, 2007 and 2006 was $3.6 million and $0.2 million, respectively. The total intrinsic value of options exercised during the nine months ended July 31, 2007 and 2006 was $4.6 million and $12.7 million, respectively.
A summary of the nonvested stock option shares under all plans during the nine months ended July 31, 2007 is presented below:

		Weighted-
		Average Grant-
		Date Fair
	Shares	Value Per Share

Nonvested at October 31, 2006	663,799	$9.67
Granted	280,250	12.48
Vested	(344,827)	8.73
Forfeited	(11,963)	12.21

Nonvested at July 31, 2007	587,259	$11.51

13. Income Taxes
The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences, and tax credits. It also includes the effect of any valuation allowance expected to be necessary during the year. The Company’s estimated annual effective tax rate declined to 34.6% for the nine months ended July 31, 2007 compared to 36.6% during the same period of 2006. The lower effective rate in 2007 is primarily attributable to an update of the rate on deferred balances.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Total environmental reserves and corresponding recoveries for Quanex’s current plants, former operating locations, and disposal facilities were as follows:

	July 31,	October 31,
	2007	2006
	(in thousands)

Current[1]	$2,154	$2,591
Non-current	13,251	14,186

Total environmental reserves	15,405	16,777

Receivable for recovery of remediation costs[2]	$6,302	$7,192

Approximately $3.4 million of the July 31, 2007 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. As discussed below, the reserve includes net present values for certain fixed and reliably determinable components of the Company’s remediation liabilities. Without such discounting, the Company’s estimate of its environmental liabilities as of July 31, 2007 and of as October 31, 2006 would be $17.1 million and $18.6 million, respectively. An associated $6.3 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of July 31, 2007. The change in the environmental reserve during the first nine months of fiscal 2007 primarily consisted of cash payments for existing environmental matters.

[1]	Reported in Accrued liabilities on the Consolidated Balance Sheets

[2]	Reported in Other current assets and Other assets on the Consolidated Balance Sheets

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s Nichols Aluminum-Alabama, Inc. (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter 2006, started a phased program to treat in place free product petroleum that had been released to soil and groundwater. Based on its studies to date, which remain ongoing, the Company’s remediation reserve at NAA’s Decatur plant is $6.0 million or approximately 39% of the Company’s total environmental reserve. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of July 31, 2007, the Company expects to recover from the sellers’ shareholders an additional $6.3 million. Of that, $5.4 million is recorded in Other assets, and the balance is reflected in Other current assets.
The Company’s reserve for its MACSTEEL plant in Jackson, Michigan is $5.4 million or 35% of the Company’s total environmental reserve. During fiscal 2006, the Company completed studies supporting selection of an interim remedy to address the impact on groundwater of a historical plant landfill and slag cooling and sorting operation. Based on those studies, in January 2007, the Company held a meeting with the Michigan Department of Environmental Quality to present the interim response remedy of a hydraulic barrier (sheet pile) and groundwater extraction and treatment system to prevent impacted groundwater migration. The design is complete and installation of this interim response remedy began in August 2007. The installation of the entire interim response remedy is scheduled to be completed by the end of the calendar year. The primary component of the reserve is for the estimated cost of operating the groundwater extraction and treatment system for the interim remedy over the next 10 years. The Company has estimated the annual cost of operating the system to be approximately $0.5 million. These operating costs and certain other components of the Jackson reserve have been discounted utilizing a discount rate of 4.6% and an estimated inflation rate of 2.0%. Without discounting, the Company’s estimate of its Jackson remediation liability as of July 31, 2007 would be $6.0 million. In addition to the $5.4 million reserve, the Company anticipates incurring a capital cost of $4.4 million to construct the sheet pile wall and install the groundwater extraction and treatment system. Depending on the effectiveness of the interim remedy, the results of future operations, and regulatory concurrences, the Company may incur additional costs to implement a final site remedy and may pay costs beyond the ten-year time period currently projected for operation of the interim remedy.
Approximately 18% or $2.8 million of the Company’s total environmental reserve is currently allocated to cleanup work related to Piper Impact. In the fourth fiscal quarter of 2005, the Company sold the location on Highway 15 in New Albany where Piper Impact previously had operated a plant (the Highway 15 location), but as part of the sale retained environmental liability for pre-closing contamination there. The Company voluntarily implemented a state-approved remedial action plan at the Highway 15 location that includes natural attenuation together with a groundwater collection and treatment system. The Company has estimated the annual cost of operating the existing system to be approximately $0.1 million and has assumed that the existing system will continue to be effective. The primary component of the reserve is the estimated operational cost over the next 28 years, which was discounted to a net present value using a discount rate of 4.7% and an estimated inflation rate of 2.0%. The aggregate undiscounted amount of the Piper Impact remediation costs as of July 31, 2007 is $3.8 million. The Company continues to monitor conditions at the Highway 15 location and to evaluate performance of the remedy.

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
Tax Liability
As reported in its Annual Report on Form 10-K for the year ended October 31, 2006, the Company is currently involved in a case in Tax Court regarding the disallowance of a capital loss realized in 1997 and 1998. The Company has reserves for income tax contingencies primarily associated with this case as of July 31, 2007 and October 31, 2006 of $13.5 million. Tax payments toward this case have been made in prior years, in part, to curtail the running of interest outstanding. Adequate provision has been made for this contingency, and the Company believes the outcome of the case will not have a material impact on its financial position or results of operations.
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
15. Discontinued Operations
In accordance with SFAS No. 144, “Accounting for the Impairment of Disposal or Long-Lived Assets,” the results of operations, financial position and cash flows of Temroc have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented. Temroc was sold on January 27, 2006.
There were no assets or liabilities of discontinued operations as of July 31, 2007 or October 31, 2006.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Operating results of the discontinued operations were as follows:

	Three Months Ended		Nine months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(In thousands)
Net sales	$—	$—	$—	$5,230

Income (loss) from discontinued operations	—	(32)	—	(186)
Gain (loss) on sale of discontinued operations	—	250	—	(61)
Income tax benefit (expense)	—	12	—	71

Income (loss) from discontinued operations, net of taxes	$—	$230	$—	$(176)

Fiscal year 2006 net sales and loss from discontinued operations relate to Temroc. Fiscal year 2007 has no comparable activity as Temroc was sold and related purchase price adjustments were settled in fiscal 2006.
16. Subsequent Events
The Company is holding $5.0 million of commercial paper notes issued by Golden Key U.S. LLC and included in cash and equivalents as of July 31, 2007. In August 2007, subsequent to the Company’s third quarter, these commercial paper notes were downgraded to below investment grade. The Company has since received a notice of a mandatory acceleration event pertaining to these notes. At this time, the Company can not estimate what portion of the $5.0 million, if any, will be unrecoverable from the ultimate distribution on these notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The discussion and analysis of Quanex Corporation and its subsidiaries’ financial condition and results of operations should be read in conjunction with the July 31, 2007 and October 31, 2006 Consolidated Financial Statements of the Company and the accompanying notes. References made to the “Company” or “Quanex” include Quanex Corporation and its subsidiaries unless the context indicates otherwise.
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

Consolidated Results of Operations
Summary Information

	Three Months Ended July 31,				Nine Months Ended July 31,
	2007	2006	Change	%	2007	2006	Change	%
	(Dollars in millions)

Net sales	$554.1	$553.0	$1.1	0.2%	$1,491.2	$1,504.9	$(13.7)	(0.9)%
Cost of sales	452.2	442.8	9.4	2.1	1,219.2	1,191.4	27.8	2.3
Selling, general and administrative	24.6	23.9	0.7	2.9	75.2	68.8	6.4	9.3
Depreciation and amortization	18.1	17.3	0.8	4.6	56.7	52.6	4.1	7.8

Operating income	59.2	69.0	(9.8)	(14.2)	140.1	192.1	(52.0)	(27.1)

Operating income margin	10.7%	12.5%	(1.8)%		9.4%	12.8%	(3.4)%
Interest expense	(1.0)	(1.2)	0.2	(16.7)	(3.1)	(3.7)	0.6	(16.2)
Other, net	1.6	2.3	(0.7)	(30.4)	5.4	2.8	2.6	92.9
Income tax expense	(19.6)	(25.2)	5.6	(22.2)	(49.3)	(70.0)	20.7	(29.6)

Income from continuing operations	$40.2	$44.9	$(4.7)	(10.5)%	$93.1	$121.2	$(28.1)	(23.2)%

Overview
The nine months ended July 31, 2007 have been challenging with housing starts and light vehicle builds down approximately 25% and 3%, respectively. While housing starts have been weak for the entire nine month period, vehicle builds have steadily improved throughout the year with a 2% increase in light vehicle builds during the fiscal third quarter of 2007 compared against the same period of 2006. The new product and customer initiatives that gained traction during the early portion of the year continued to grow throughout the most recently completed fiscal quarter which helped mitigate the impact of the especially weak housing market. These same initiatives are expected to continue to benefit the Company as the full potential is realized in the future.
The Company continues to focus on matching controllable costs to respond to lower market demand which led to an improvement in operating income from the third quarter of 2006 to the third quarter of 2007 at the Company’s Engineered Products businesses. Steel scrap pricing abated late in the second fiscal quarter of 2007 which helped spreads in the third quarter; however, operating income during the third quarter was unfavorably impacted by a spike in metal alloy costs. The higher alloy costs will be recovered through the alloy surcharge in the fourth quarter.
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
For financial reporting purposes three of the Company’s five operating divisions, Homeshield, Truseal and Mikron, have been aggregated into the Engineered Building Products reportable segment. The remaining two divisions, MACSTEEL and Nichols Aluminum, are reported as separate, reportable segments. Additionally, Corporate & Other is comprised of corporate office expenses and certain inter-division eliminations. The sale of products between segments is recognized at market prices. Operating income is a primary determinant in assessing performance. The segments follow the accounting principles described in the Summary of Significant Accounting Principles. Note that the three reportable segments value inventory on a FIFO basis and the LIFO reserve relating to those operations accounted for under the LIFO method of inventory valuation is computed on a consolidated basis in a single pool and treated as a corporate expense. Prior periods have been adjusted to reflect the current presentation.
Three and Nine Months Ended July 31, 2007 Compared to Three and Nine Months Ended July 31, 2006
Vehicular Products

	Three Months Ended July 31,				Nine Months Ended July 31,
	2007	2006	Change	%	2007	2006	Change	%
	(Dollars in millions)

Net sales	$284.6	$259.8	$24.8	9.5%	$782.7	$724.0	$58.7	8.1%
Cost of sales	238.2	206.5	31.7	15.4	646.7	572.2	74.5	13.0
Selling, general and administrative	5.6	4.5	1.1	24.4	15.3	12.8	2.5	19.5
Depreciation and amortization	9.5	8.5	1.0	11.8	29.1	25.0	4.1	16.4

Operating income	$31.3	$40.3	$(9.0)	(22.3)%	$91.6	$114.0	$(22.4)	(19.6)%

Operating income margin	11.0%	15.5%	(4.5)%		11.7%	15.7%	(4.0)%
Approximately 80% of the Vehicular Products segment’s products are used in light vehicle, heavy truck and off-road powertrain applications. While market demand in terms of light vehicle builds was 3% lower in the first nine months of fiscal 2007 compared to last year, demand has improved each quarter with a 7% decrease, 4% decrease and most recently a 2% increase for the first, second and third quarters, respectively. Spread at the Vehicular Products segment improved as surcharges caught up with rising scrap costs. However, a spike in metal alloy costs coupled with higher costs for consumable supplies contributed to the decline in operating income. The order backlog increased roughly 15% over the second quarter, a result of the increases in the light vehicle build rate expected for the remainder of 2007 and the continuing ramp up of new programs. MACSTEEL Atmosphere Annealing (AAI) is included in the quarterly results beginning on the acquisition date, February 1, 2007.
Net sales for the third quarter of 2007 were higher than the third quarter of 2006 as a result of a 6.0% increase in average selling prices and an increase from the acquisition of AAI. Net sales for the first nine months of 2007 were higher than the same period of 2006 due to a 1.3% increase in volume, coupled with a 3.5% increase in average selling prices and an increase from the acquisition of AAI.

Operating income and the operating income margin for the third quarter and first nine months of 2007 decreased due primarily to $5.0 million and $18.9 million spread compression from volatile steel scrap and metal alloy costs for the quarter and nine month periods, respectively. This was coupled with increased cost of consumable supplies, partially offset by reduced utility costs, the realization of AAI income and savings from the MACSTEEL Monroe value-added capacity project. Spread eroded in the early part of the year as steel scrap prices increased considerably and has improved since April as scrap costs moderated and the surcharges caught up. The spike in metal alloy costs during the second fiscal quarter resulted in spreads not improving as much as would have been expected from the decline in steel scrap costs. Alloy surcharges are adjusted on a quarterly basis and as such recovery of the metal alloy increases are expected to occur in the fourth fiscal quarter. Selling, general and administrative expense increased due to an additional $0.9 million of expense for the third quarter from the acquisition of AAI. Depreciation expense increased due to the recently completed capital projects at MACSTEEL Fort Smith and MACSTEEL Monroe as well as the acquisition of AAI.
Building Products

	Three Months Ended July 31,				Nine Months Ended July 31,
	2007	2006	Change	%	2007	2006	Change	%
	(Dollars in millions)

Engineered BP net sales	$131.4	$138.8	$(7.4)	(5.3)%	$333.9	$392.5	$(58.6)	(14.9)%
Aluminum Sheet BP net sales	143.7	161.1	(17.4)	(10.8)	388.1	404.6	(16.5)	(4.1)

Net sales	275.1	299.9	(24.8)	(8.3)	722.0	797.1	(75.1)	(9.4)
Cost of sales	216.4	236.8	(20.4)	(8.6)	579.9	629.5	(49.6)	(7.9)
Selling, general and administrative	12.4	12.8	(0.4)	(3.1)	36.7	36.8	(0.1)	(0.3)
Depreciation and amortization	8.6	8.7	(0.1)	(1.1)	27.4	27.4	—	0.0

Engineered BP operating income	17.7	15.9	1.8	11.3	30.5	39.1	(8.6)	(22.0)
Aluminum Sheet BP operating income	20.0	25.7	(5.7)	(22.2)	47.5	64.3	(16.8)	(26.1)

Operating income	$37.7	$41.6	$(3.9)	(9.4)%	$78.0	$103.4	$(25.4)	(24.6)%

Engineered BP operating income margin	13.5%	11.5%	2.0%		9.1%	10.0%	(0.9)%
Aluminum Sheet BP operating income margin	13.9%	16.0%	(2.1)%		12.2%	15.9%	(3.7)%
Operating income margin	13.7%	13.9%	(0.2)%		10.8%	13.0%	(2.2)%
The primary market drivers for both the Engineered Building Products segment and Aluminum Sheet Building Products segment are North American housing starts and residential remodeling activity. The primary drivers were down for the three and nine month periods ended July 31, 2007 compared to the same periods of 2006, with housing starts estimated to be down approximately 25% during the first nine months of the fiscal year. The Building Products operations continued to outperform the market both with sales decreasing 8.3% and operating income decreasing 9.4% compared to the 22% market decline for the third fiscal quarter. The Engineered Products segment benefited handsomely from recent new product and customer initiatives that are expected to experience growth trajectory into the future.
The decrease in net sales at the Engineered Building Products segment for the three and nine months ended July 31, 2007 was primarily due to reduced volumes coupled to a lesser extent with reduced average selling prices of PVC products that dropped as a result of decreases in the resin price index. During the third quarter, the Engineered Building Products segment realized benefits from new programs started earlier in the year that are expected to contribute to the remainder of fiscal 2007 operations. The decrease in net sales at Aluminum Sheet Building Products for the third quarter of fiscal 2007 was the result of an 11.5% volume decrease due to relatively soft markets, slightly offset by a 0.8% increase in average selling price. For the first nine months of 2007 net sales decreased due to a 10.6% volume decline partially offset by a 7.3% average selling price increase.

Operating income and the corresponding margin increased at the Company’s Engineered Building Products segment for the three months ended July 31, 2007 as a direct result of the previously mentioned new product and customer program initiatives. In addition, the focus on aligning costs with the lower market demand also favorably impacted results versus last year. Operating income and the corresponding margin declined at the Company’s Engineered Building Products segment for the nine months ended July 31, 2007 from reduced volume and the impact of fixed expense de-leveraging at lower volume levels.
Several factors influenced the reduced operating income and margin recognized by the Aluminum Sheet Building Products segment versus the three and nine month periods last year. The third quarter decrease is comprised of volume, mix and slight spread decline, whereas the decrease for the nine month period is almost entirely volume and mix related as spread was nearly in line with last year. Another factor impacting this year’s lower income are the non-recurring favorable items realized in 2006, the largest of which was a $2.0 million gain recognized from the sale of an Owens Corning receivables claim during the first quarter of 2006.
Corporate and Other

	Three Months Ended July 31,				Nine Months Ended July 31,
	2007	2006	Change	%	2007	2006	Change	%
	(Dollars in millions)

Net sales	$(5.6)	$(6.7)	$1.1	16.4%	$(13.5)	$(16.2)	$2.7	16.7%
Cost of sales	(2.4)	(0.5)	(1.9)	(380.0)	(7.4)	(10.3)	2.9	28.2
Selling, general and administrative	6.6	6.6	—	—	23.2	19.2	4.0	20.8
Depreciation and amortization	—	0.1	(0.1)	(100.0)	0.2	0.2	—	—

Operating income	$(9.8)	$(12.9)	$3.1	24.0%	$(29.5)	$(25.3)	$(4.2)	(16.6)%

Corporate and other operating expenses, which are not in the segments mentioned above, include inter-segment eliminations, the consolidated LIFO inventory adjustments (calculated on a combined pool basis), and corporate office expenses. Net sales amounts represent inter-segment eliminations with and equal an offsetting elimination in cost of sales. Included in cost of sales for the three and nine months ended July 31, 2007 were $3.0 million and $6.0 million, respectively, of expense related to the estimated year-end LIFO inventory adjustment. The comparative quarter and year to date 2006 periods include $6.0 million of LIFO expense. The LIFO related expense is derived from management’s estimate of the year-end volume and pricing. In this case, management estimates that both aluminum scrap and steel scrap on a pool basis will be higher at October 31, 2007 than at October 31, 2006. Accordingly, 75% of the projected 2007 year-end adjustment was recorded during the nine months ended July 31, 2007. Management updates this estimate each quarter in an effort to ascertain what amount, if any, should be recorded in the period. The actual adjustment is trued-up in the fourth quarter once the year-end volume levels and pricing are known.
Selling, general and administrative costs were higher during the nine months ended July 31, 2007 compared to the same 2006 period as the Company incurred $2.2 million of costs associated with strategic initiatives. Additionally, mark-to-market expense of the Company’s Deferred Compensation Plan increased $2.0 million during the nine month period as a result of the increase in the Company’s common stock price since October 31, 2006.
Other items
Interest expense for the three and nine months ended July 31, 2007 decreased $0.2 million and $0.6 million, respectively, from the same period a year ago as a result of a reduced commitment rate and lower amortization expense associated with the Company’s new Revolving Credit Facility entered into during September 2006.

Other, net for the three months ended July 31, 2007 was income of $1.6 million compared to $2.3 million in the third quarter of 2006. Other, net for the nine months ended July 31, 2007 was income of $5.4 million compared to $2.8 million in the same period of 2006. One of the main components of this category is interest income earned on the Company’s cash and equivalents and other short-term investments. As a result of an increase in these balances, the amount of interest income has increased by $2.6 million through the nine months ended July 31, 2007 compared to the same period of 2006. Other, net also includes changes associated with the cash surrender value of company owned life insurance.
The Company’s estimated annual effective tax rate declined to 32.8% and 34.6% for the three and nine months ended July 31, 2007 compared to 35.9% and 36.6% during the same periods of 2006, respectively. The lower effective rate in 2007 is primarily attributable to an update of the rate on deferred balances.
The year-over-year changes in income (loss) from discontinued operations, net of taxes, for the nine months ended July 31, 2007, is entirely related to the sale of the Company’s Temroc business during the first quarter of fiscal 2006.
Outlook
Quanex continues to experience soft demand in its building products markets, while demand in its vehicular products markets has improved throughout the year.
For Building Products, housing starts in calendar 2007 are expected to lag 2006 by some 22%. Customer demand in the fourth quarter at Engineered Products is expected to marginally improve over both the year ago and sequential third quarter as new programs with existing and new customers bolster results. At Nichols Aluminum, fourth quarter aluminum sheet shipments are expected to approximate both the year ago and sequential third quarter shipments. Material spreads at Nichols, while anticipated to come down from the third quarter, are expected to remain strong.
At Vehicular Products, demand is expected to continue to improve as light vehicle build rates are anticipated to increase during the fiscal fourth quarter. MACSTEEL’s fourth quarter bar shipments are expected to exceed the year ago quarter by some 4%, based in part on the strength of new programs with the both the Big Three and transplant automotive customers. Material spreads are expected to improve sequentially as the cost of raw materials, particularly for alloys, moderates. Light vehicle builds of 15.3 million in calendar 2007 are expected to be about even with 2006.
Taken together, the sales and earnings outlook for the balance of fiscal 2007 remains favorable. Accordingly, Quanex expects to report diluted earnings per share from continuing operations for the fiscal year within the range of $3.38 to $3.46, which includes an estimated $0.13 per share LIFO charge. Previous 2007 guidance was $3.35 to $3.60 and included a $0.10 per share LIFO charge. Quanex raised the low end of its guidance as a result of an improving outlook at MACSTEEL and ongoing benefits from the Company’s lean initiatives; it lowered the high end of the guidance due to the more severe decline in the housing market.
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

At July 31, 2007 and October 31, 2006, the Company had no borrowings under the Credit Facility and had $125.0 million outstanding 2.50% Senior Convertible Debentures due May 15, 2034 (the Debentures). The aggregate availability under the Credit Facility was $335.0 million at July 31, 2007, which is net of $15.0 million of outstanding letters of credit.
In addition to the $103.7 million of cash and cash equivalents as of July 31, 2007, Quanex was holding $40.0 million in auction rate securities at the end of the quarter. In the first quarter of fiscal 2007, the Company began investing in auction rate securities, which are highly liquid, variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through an auction process, typically held every 7, 28 or 35 days, creating short-term liquidity.
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
The Company’s working capital was $301.8 million on July 31, 2007 compared to $242.2 million on October 31, 2006. The net increase of $59.6 million includes a $38.0 million net increase in cash, cash equivalents and short-term investments. The net reduction of income taxes payable contributed $7.0 million of working capital during the period while conversion capital (accounts receivable plus inventory less corresponding accounts payable) acquired from AAI contributed $4.9 million. Remaining conversion capital increased by $6.0 million as of July 31, 2007 compared to October 31, 2006.
The following table summarizes the Company’s cash flow results for the nine months ended July 31, 2007 and 2006:

	Nine Months ending July 31,
	2007	2006
	(In millions)
Cash flows from operating activities	$134.3	$129.0
Cash flows from investing activities	$(123.2)	$(54.6)
Cash flows from financing activities	$(13.2)	$(62.9)
Highlights from our cash flow results for the nine months ended July 31, 2007 and 2006 are as follows:
Operating Activities
The increase of $5.3 million in cash provided by operating activities for the first nine months of fiscal 2007 compared to the same period of 2006 relates primarily to conversion capital (accounts receivable plus inventory less accounts payable) and a decline in pension contributions. Conversion capital increased (use of cash) to a lesser extent during fiscal 2007 compared to fiscal 2006; this year over year difference of $14.4 million matches the change in demand in the Company’s end markets. The Company contributed $15.4 million less to its pension plans during fiscal 2007 compared to fiscal 2006 as the Company made a significant voluntary contribution of $13.9 million during the third quarter of fiscal 2006. Pension contributions were minimal in 2007 due to the Company’s funded position. The favorable $14.4 million conversion capital variance and favorable $15.4 million pension contribution variance was partially offset by a decline in earnings for the nine months ended July 31, 2007 compared to the same 2006 period.
Investment Activities
The Company used $68.6 million more for investment activities during the nine months ended July 31, 2007 compared to the same period of fiscal 2006. In February 2007, Quanex purchased the assets of AAI for approximately $58.5 million, including transaction costs and a final working capital-based purchase price adjustment. Quanex did not have acquisition investments in fiscal 2006. As mentioned previously, Quanex invested $40.0 million, net, in auction rate securities during 2007. The Company began investing in these securities during 2007 as their yields were more attractive than other investment vehicles traditionally classified as cash equivalents for reporting purposes.
Partially offsetting this period over period use of cash from acquisition activity and investments was a $36.0 million reduction in capital expenditures. Capital spending at MACSTEEL Monroe declined by approximately $23.4 million primarily due to the completion of the MACSTEEL Monroe value-added capacity project at the end of 2006. Additionally, Mikron’s capital spending declined by approximately $10.5 million as expenditures for its capacity expansion project were primarily incurred during fiscal 2006. The Company estimates that fiscal 2007 capital expenditures will be approximately $30.0 million. At July 31, 2007, the Company had commitments of approximately $14.0 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures with cash flow from operations.
Financing Activities
The Company consumed $49.7 million less for financing activities during the nine months ended July 31, 2007 compared to the same prior year period. The decrease is primarily attributable to the Company’s stock buyback program activity in fiscal 2006. During the nine months ended July 31, 2006, the Company purchased 1,573,950 shares of its common stock for $58.3 million; the Company has not purchased any of its stock in fiscal 2007. Partially offsetting this is a $6.0 million reduction in cash and tax benefits received related to stock option exercises during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. Additionally, the $2.4 million increase in dividends paid for the nine months of 2007 compared to 2006. The Company increased its quarterly cash dividend in March 2006 from $0.103 to $0.120 per share and again in September 2006 from $0.120 to $0.140 per share, resulting in a 35% or $0.037 per share cumulative increase to the Company’s dividend rate.

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
At July 31, 2007, the Company had fixed-rate debt totaling $126.8 million or 97% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $3.9 million, or 3% of total debt, at July 31, 2007. Based on the floating-rate obligations outstanding at July 31, 2007, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $39 thousand.
Commodity Price Risk
The Vehicular Products segment has a scrap and an alloy surcharge program in place, which is a practice that is well established within the engineered steel bar industry. The scrap surcharge is based on a three city, one- or three- month trailing average of #1 bundle scrap prices. The alloy surcharge is based on three-month trailing average alloy prices from a widely quoted industry publication. The Company’s long-term exposure to changes in scrap and alloy costs is significantly reduced because of the surcharge program. Over time, the Company recovers the majority of its scrap and alloy cost increases, though there is a level of exposure to short-term volatility because of this lag. As mentioned previously, the segment’s alloy surcharge is a three-month trailing average. Prior to fiscal 2006, the segment’s scrap surcharge was based on a three-month trailing average. However, for scrap surcharges beginning during the first quarter of 2006, Quanex moved approximately 85% of the accounts, representing about 70% of shipments, to a one-month cycle. Reducing the adjustment period from three months to one month generally reduces the segment’s margin volatility.
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
Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2007 and 2006, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. There were no outstanding LME hedges as of July 31, 2007 and October 31, 2006.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of July 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2007, the disclosure controls and procedures are effective.
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
Item 6. Exhibits

Exhibit
Number	Description of Exhibits

3.1	Restated Certificate of Incorporation of the Registrant dated as of November 10, 1995, filed as Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1995 and incorporated herein by reference.

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant dated as of February 27, 1997, filed as Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.3	Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant dated as of April 15, 1999, filed as Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.4	Certificate of Correction of Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated as of April 16, 1999, filed as Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.5	Amended and Restated Bylaws of the Registrant, as amended May 31, 2007, filed as Exhibit 3.5 of the Registrant’s Quarterly Report on Form 10-Q (Reg No. 001-05725) for the quarter ended April 30, 2007, and incorporated herein by reference.

3.6	Certificate of Amendment to Restated Certificate of Incorporation, dated as of February 27, 2007, filed as Exhibit 3.6 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 2007 and incorporated herein by reference.

4.1	Form of Registrant’s Common Stock certificate, filed as Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 1987, and incorporated herein by reference.

4.2	Indenture dated as of May 5, 2004 between Quanex Corporation and Union Bank of California, N.A. as trustee relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004, and incorporated herein by reference.

Exhibit
Number	Description of Exhibits

4.3	Registration Rights Agreement dated as of May 5, 2004 among Quanex Corporation, Credit Suisse First Boston LLC, Bear, Stearns & Co. Inc., Robert W. Baird & Co. Incorporated, and KeyBanc Capital Markets relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004, and incorporated herein by reference.

4.4	Third Amended and Restated Rights Agreement dated as of September 15, 2004, between the Registrant and Wells Fargo Bank, N.A. as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated September 17, 2004, and incorporated herein by reference.

4.5	Supplemental Indenture dated as of January 25, 2005 by and between the Company and Union Bank of California, N.A., as trustee, to the indenture governing the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated January 26, 2005, and incorporated herein by reference.

4.6	Credit Agreement dated as of September 29, 2006, among the Company, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain lender parties, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated September 29, 2006 and incorporated herein by reference.

† * 10.1	Amendment to the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, dated June 1, 2007.

† * 10.2	Amendment to the Quanex Corporation Employee Stock Option and Restricted Stock Plan, dated June 1, 2007.

† * 10.3	Amendment and Termination Agreement for the Nichols-Homeshield Supplemental 401(k) Savings Plan, dated June 1, 2007.

* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management Compensation or Incentive Plan

*	Filed herewith
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

QUANEX CORPORATION
Date: August 28, 2007	/s/ Thomas M. Walker
Thomas M. Walker
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

3.1	Restated Certificate of Incorporation of the Registrant dated as of November 10, 1995, filed as Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1995 and incorporated herein by reference.

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant dated as of February 27, 1997, filed as Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.3	Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant dated as of April 15, 1999, filed as Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.4	Certificate of Correction of Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated as of April 16, 1999, filed as Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.5	Amended and Restated Bylaws of the Registrant, as amended May 31, 2007, filed as Exhibit 3.5 of the Registrant’s Quarterly Report on Form 10-Q (Reg No. 001-05725) for the quarter ended April 30, 2007, and incorporated herein by reference.

3.6	Certificate of Amendment to Restated Certificate of Incorporation, dated as of February 27, 2007, filed as Exhibit 3.6 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 2007 and incorporated herein by reference.

4.1	Form of Registrant’s Common Stock certificate, filed as Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 1987, and incorporated herein by reference.

4.2	Indenture dated as of May 5, 2004 between Quanex Corporation and Union Bank of California, N.A. as trustee relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004, and incorporated herein by reference.

4.3	Registration Rights Agreement dated as of May 5, 2004 among Quanex Corporation, Credit Suisse First Boston LLC, Bear, Stearns & Co. Inc., Robert W. Baird & Co. Incorporated, and KeyBanc Capital Markets relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004, and incorporated herein by reference.

4.4	Third Amended and Restated Rights Agreement dated as of September 15, 2004, between the Registrant and Wells Fargo Bank, N.A. as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated September 17, 2004, and incorporated herein by reference.

Exhibit
Number	Description of Exhibits

4.5	Supplemental Indenture dated as of January 25, 2005 by and between the Company and Union Bank of California, N.A., as trustee, to the indenture governing the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated January 26, 2005, and incorporated herein by reference.

4.6	Credit Agreement dated as of September 29, 2006, among the Company, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain lender parties, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated September 29, 2006 and incorporated herein by reference.

† * 10.1	Amendment to the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, dated June 1, 2007.

† * 10.2	Amendment to the Quanex Corporation Employee Stock Option and Restricted Stock Plan, dated June 1, 2007.

† * 10.3	Amendment and Termination Agreement for the Nichols-Homeshield Supplemental 401(k) Savings Plan, dated June 1, 2007.

* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.