Form 10-K
period 2007-10-31
QUANEX CORP
filed 2007-12-14
CIK 276889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates as of April 30, 2007, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $1,586,436. Such calculation assumes only the registrant’s current officers and directors were affiliates of the registrant.
At December 11, 2007, there were outstanding 37,227,774 shares of the registrant’s Common Stock, $.50 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders or Form 10-K/A to be filed with the Commission within 120 days of October 31, 2007 are incorporated herein by reference in Part III of this Annual Report.

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
Planned Merger and Separation
On November 19, 2007, the Company announced that its Board of Directors unanimously approved a merger of Quanex, consisting principally of the Vehicular Products business and all non-Building Products related corporate accounts, with a wholly-owned subsidiary of Gerdau S.A. (Gerdau) in exchange for $39.20 per share in cash. Quanex entered into a definitive agreement with Gerdau with respect to the merger on November 18, 2007 (the Gerdau Merger Agreement). In connection with the merger, the Company will spin-off its Building Products business to its shareholders as a stand alone company called Quanex Building Products in a taxable distribution. All Quanex shareholders of record will receive one share of Quanex Building Products’ stock for each share of Quanex stock.
The merger of Quanex with Gerdau remains subject to approval by Quanex shareholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Exon-Florio Amendment to the Defense Production Act, completion of the spin-off and other customary closing conditions. The spin and merger are expected to be completed by the end of the first calendar quarter of 2008. Until then, Quanex expects to continue to pay a regular, quarterly cash dividend on its outstanding common stock. The proposed Building Products spin-off is expected to be consummated immediately prior to completion of the Quanex Corporation/Gerdau merger and is structured as a taxable distribution at the corporate level.

The Company expects Quanex Building Products to report as discontinued operations for financial reporting purposes the Company’s Vehicular Products and non-Building Products related corporate accounts following the completion of the spin-off and merger. Notwithstanding the legal form of the proposed transactions to spin-off the Building Products business and merge what remains of Quanex Corporation with Gerdau, because of the substance of the transactions, Quanex Building Products is anticipated to be the divesting entity and treated as the “accounting successor” to Quanex Corporation for financial reporting purposes in accordance with Emerging Issues Task Force (EITF) Issue No. 02-11, “Accounting for Reverse Spinoffs” (EITF 02-11). Effective with the spin-off, Quanex Building Products is expected to report the historical consolidated results of operations (subject to certain adjustments) of Vehicular Products and non-Building Products related corporate items in discontinued operations in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Pursuant to SFAS 144, this presentation is not permitted until the accounting period in which the spin-off occurs.
Unless otherwise noted, the information included in this Annual Report on Form 10-K relates to Quanex Corporation without giving effect to the proposed spin-off and merger.
Business Developments
In the Company’s Vehicular Products segment, rotary centrifugal continuous casters are used at two of the steel bar plants (Fort Smith, Arkansas and Jackson, Michigan), each with an in-line manufacturing process to produce bearing grade quality, seam-free, engineered carbon and alloy steel bars that enable Quanex to participate in higher margin niches of the vehicular products bar market. Over the past ten years, the Company has invested approximately $361 million through internal growth and acquisitions to enhance its steel bar manufacturing and refining processes, to improve rolling and finishing capability, and to expand shipping capacity from 550 thousand tons to approximately 1.3 million tons per year. Approximately 79% of tonnage shipped has some value-added operation performed to the bars. Phases I through IX of the MACSTEEL expansions have been completed.
The Phase VIII capital project announced in September 2004 was completed in July 2007. Phase VIII increased the annual capacity of the Fort Smith, Arkansas facility by approximately 40,000 tons, thereby increasing MACSTEEL’s total engineered bar shipping capacity to approximately 1.3 million tons. In addition to an increase in capacity, the Phase VIII modernization improved production flow and further enhanced metallurgical quality. Specifically included in the project were upgrades to the rotary continuous caster, direct rolling mill, and metallurgical refining areas.
On February 1, 2007, Quanex purchased the assets of Atmosphere Annealing, Inc. (AAI) for $58.5 million. AAI is a leading provider of metal heat-treating, phosphate coating, finishing, bar shearing and other value-added services to the cold forming, stamping, forging and casting industries.
Manufacturing Processes, Markets, and Product Sales by Business Segment
Quanex has 27 manufacturing facilities in 12 states in the United States. These facilities feature efficient plant design and flexible manufacturing processes, enabling the Company to produce a wide variety of custom engineered products and materials for the vehicular products and building products markets. The Company is able to maintain minimal levels of finished goods inventories at most locations because it typically manufactures products upon order to customer specifications.

The majority of the Company’s products are sold into the vehicular products and building products markets. The primary market drivers are North American light vehicle builds, heavy duty truck builds, residential housing starts and remodeling expenditures.
For financial information regarding each of Quanex’s business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and Note 12 to the Consolidated Financial Statements. For net sales of the Company by major product lines see Note 12 to the Consolidated Financial Statements. For the years ended October 31, 2007, 2006, and 2005, no one customer accounted for 10% or more of the Company’s sales.
Vehicular Products Segment
The Vehicular Products segment includes engineered steel bar manufacturing, steel bar and tube heat-treating services, steel bar and tube corrosion and wear resistant finishing services, metal heat-treating, phosphate coating, finishing, bar shearing and other value-added services.
The Company’s MACSTEEL engineered steel bar operations, which represent the majority of the segment’s sales and operating income, include three plants, one located in Arkansas and two in Michigan, which in aggregate are capable of shipping 1.3 million tons of hot rolled and cold finished, engineered, carbon and alloy steel bars annually. The Company believes that it has the only two bar plants in North America using rotary continuous casting technology. The highly automated continuous casting and direct charge rolling at these plants substantially reduce labor and energy costs by eliminating the intermittent steps that characterize manufacturing operations at most other steel mills.
MACSTEEL produces various grades of customized, engineered steel bars by melting steel scrap and casting it through both static and rotary continuous casters. Prior to casting, molten steel benefits from secondary refining processes that include argon stirring, ladle refining, and vacuum arc degassing. These processes enable the production of higher quality, “cleaner” steel. The Company believes that it is the lowest cost producer of engineered carbon and alloy steel bars in North America, in part because its average energy cost per produced ton are significantly lower than those of its competitors; at the two plants that utilize continuous rotary casting technology, bars move directly from the continuous caster to the rolling mill before cooling to ambient temperature, thereby reducing the need for costly reheating. Its highly automated manufacturing processes enable the Company to produce finished steel bars using approximately 1.6 man-hours of labor per ton.
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
Vehicular Products also includes three additional, complementary value-added business units. The first is a heat-treating plant in Indiana that uses custom designed, in-line equipment to provide tube and bar quench and tempering and related value-added processes such as complete metallurgical testing and “cut-to-length” just-in-time delivery. This plant primarily serves customers in the vehicular products and energy markets. The second, located in Wisconsin, treats steel bars and tubes using the patented Nitrotec process to improve the metal’s corrosion and wear resistance properties while providing a more environmentally friendly, non-toxic alternative to chrome plating. Their primary end market is the mobile fluid power applications in the vehicular products market. The third, with facilities in Michigan, Ohio and Indiana, specializes in high volume ferrous heat-treating using large furnaces. Products treated by this operation are used for a variety of automotive, heavy truck, farm equipment, construction equipment and military applications, with a particular focus on vehicular components such as powertrain, steering and brake systems.

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

The Engineered Building Products segment’s operations purchase a diverse range of raw materials, which include coated and uncoated aluminum sheet, wood (both hardwood and softwood), polyvinyl chloride, epoxy resin and butyl resin. In most cases the raw materials are available from several suppliers at market prices. One exception is aluminum sheet which is purchased from the Aluminum Sheet Building Products segment at prices based upon arms-length transactions. Sole sourcing arrangements are entered into from time to time if beneficial savings can be realized and only when it is determined that a vendor can reliably supply all of the Company’s raw material requirements.
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
Backlog
At October 31, 2007, Quanex’s backlog of orders to be shipped in the next twelve months was approximately $357 million, comprised of $308 million for the Vehicular Products segment, $10 million for the Engineered Building Products segment, and $39 million for the Aluminum Sheet Building Products segment. This compares to approximately $298 million at October 31, 2006, comprised of $263 million for the Vehicular Products segment, $10 million for the Engineered Building Products segment, and $25 million for the Aluminum Sheet Building Products segment. The Vehicular Products increase from October 31, 2006 to October 31, 2007 is primarily related to low demand last year while the increase at Aluminum Sheet Building Products is price related. Because many of the markets in which Quanex operates have short lead times, the Company does not believe that backlog figures are reliable indicators of annual sales volume or operating results.
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

Sales and Distribution
The Company has sales organizations with sales representatives in many parts of the United States. Engineered steel bars are primarily sold to tier-one or tier-two suppliers through the Company’s direct sales force and a limited number of manufacturers’ representatives. The Engineered Building Products segment’s products are sold primarily to OEMs through company direct sales force, along with the limited use of distributors to market wood moldings and in other business segments that are not North American. The Aluminum Sheet Building Products segment’s products are sold to both OEM and distribution customers through both direct and indirect sales groups.
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
Service Marks, Trademarks, Trade Names, and Patents
The Company’s federally registered trademarks or service marks include QUANEX, QUANEX and design, SEAM-FREE and design, NITROSTEEL, MACGOLD, MACSTEEL, MACSTEEL THE MIGHTY MITE and design, MAC+, MACPLUS, ULTRA-BAR, TRUSEAL TECHNOLOGIES, SWIGGLE, SWIGGLE STRIP, SWIGGLEPRO, OPTI-BEAD, PROGLAZE, EDGETHERM, INSULEDGE, COLONIAL CRAFT, MIKRON, MIKRONWOOD, MIKRONWOOD A PAINTABLE COMPOSITE and design, M design, MIKRONBLEND, MIKRON BLEND and design, SPECTUSBLEND, SPECTUS BLEND and design, K2 MIKRON and design, BUILDER & REMODELER EXECUTIVE, WINDOW EXECUTIVE, HOMESHIELD, HOMESHIELD and design, STORM SEAL, MACPRIME, Seam-Free, NITRO-100, NITROSTEEL, and “THE BEST ALLOY & SPECIALTY BARS” marks. The trade name Nichols Aluminum is used in connection with the sale of the Company’s aluminum mill sheet products, and the trade name Atmosphere Annealing is used in connection with certain of the Company’s value-added steel processes. The HOMESHIELD, COLONIAL CRAFT, MACSTEEL, TRUSEAL TECHNOLOGIES, MIKRON and QUANEX word and design marks and associated trade names are considered valuable in the conduct of the Company’s business. The business conducted by the Company generally does not depend upon patent protection other than at its vinyl extrusion and window sealant business units. Although the Company holds numerous patents, the proprietary process technology that the Company has developed is also the source of considerable competitive advantage.
Research and Development
Expenditures for research and development of new products or services during the last three years were not significant. Although not technically defined as research and development, a significant amount of time, effort and expense is devoted to (a) custom engineering which qualifies the Company’s products for specific customer applications (b) developing superior, proprietary process technology and (c) partnering with customers to develop new products.

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
Total environmental reserves and corresponding recoveries for Quanex’s current plants, former operating locations, and disposal facilities were as follows:

	October 31,
	2007	2006
	(In thousands)

Current[1]	$2,894	$2,591
Non-current	12,738	14,186

Total environmental reserves	$15,632	$16,777

Receivable for recovery of remediation costs[2]	$5,591	$7,192

Approximately $3.4 million of the October 31, 2007 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. As discussed below, the reserve includes net present values for certain fixed and reliably determinable components of the Company’s remediation liabilities. Without such discounting, the Company’s estimate of its environmental liabilities as of October 31, 2007 and 2006 would be $17.1 million and $18.6 million, respectively. An associated $5.6 million and $7.2 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of October 31, 2007 and 2006, respectively. The change in the environmental reserve from October 31, 2006 to October 31, 2007 primarily consisted of cash payments for existing environmental matters.

[1]	Reported in Accrued liabilities on the Consolidated Balance Sheets

[2]	Reported in Prepaid and other current assets and Other assets on the Consolidated Balance Sheets

The Company’s Nichols Aluminum-Alabama, Inc. (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter 2006, started a phased program to treat in place free product petroleum that had been released to soil and groundwater. Based on its studies to date, which remain ongoing, the Company’s remediation reserve at NAA’s Decatur plant is $5.7 million or approximately 37% of the Company’s total environmental reserve. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of October 31, 2007, the Company expects to recover from the sellers’shareholders an additional $5.6 million. Of that, $5.2 million is recorded in Other assets, and the balance is reflected in Prepaid and other current assets.
The Company’s reserve for its MACSTEEL plant in Jackson, Michigan is $5.9 million or 38% of the Company’s total environmental reserve. During fiscal 2006, the Company completed studies supporting selection of an interim remedy to address the impact on groundwater of a historical plant landfill and slag cooling and sorting operation. Based on those studies, in January 2007, the Company held a meeting with the Michigan Department of Environmental Quality to present the interim response remedy of a hydraulic barrier (sheet pile wall) and groundwater extraction and treatment system to prevent impacted groundwater migration. Installation of this interim response remedy began in August 2007 and is scheduled to be completed by the end of this calendar year. The primary component of the reserve is for the estimated cost of operating the groundwater extraction and treatment system for the interim remedy over the next 9 years. The Company has estimated the annual cost of operating the system to be approximately $0.5 million. These operating costs and certain other components of the Jackson reserve have been discounted utilizing a discount rate of 4.5% and an estimated inflation rate of 2.0%. Without discounting, the Company’s estimate of its Jackson remediation liability as of October 31, 2007 would be $6.5 million. In addition to the $5.9 million reserve, the Company anticipates incurring a total capital cost of $4.4 million to construct the sheet pile wall and install the groundwater extraction and treatment system, of which $1.3 million has been spent through October 31, 2007. Depending on the effectiveness of the interim remedy, the results of future operations, and regulatory concurrences, the Company may incur additional costs to implement a final site remedy and may pay costs beyond the nine-year time period currently projected for operation of the interim remedy.
Approximately 18% or $2.8 million of the Company’s total environmental reserve is currently allocated to cleanup work related to Piper Impact. In the fourth fiscal quarter of 2005, the Company sold the location on Highway 15 in New Albany where Piper Impact previously had operated a plant (the Highway 15 location), but as part of the sale retained environmental liability for pre-closing contamination there. The Company voluntarily implemented a state-approved remedial action plan at the Highway 15 location that includes natural attenuation together with a groundwater collection and treatment system. The Company has estimated the annual cost of operating the existing system to be approximately $0.1 million and has assumed that the existing system will continue to be effective. The primary component of the reserve is the estimated operational cost over the next 27 years, which was discounted to a net present value using a discount rate of 4.7% and an estimated inflation rate of 2.0%. The aggregate undiscounted amount of the estimated Piper Impact remediation costs as of October 31, 2007 is $3.6 million. The Company continues to monitor conditions at the Highway 15 location and to evaluate performance of the remedy.

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
Compliance
Quanex incurred expenses of approximately $4.8 million and capitalized an additional $1.5 million during fiscal 2007 in order to comply with existing environmental regulations. This compares to $3.0 million of expense and $1.0 million of capital incurred during fiscal 2006. For fiscal 2008, the Company estimates expenses at its facilities will be approximately $4.9 million for continuing environmental compliance. In addition, the Company estimates that capital expenditures for environmental compliance in fiscal 2008 will be approximately $3.1 million, which represents the remaining expenditures for construction of the Jackson plant sheet pile wall and installation of the groundwater extraction and treatment system. Future expenditures relating to environmental matters will necessarily depend upon the application to Quanex and its facilities of future regulations and government decisions. Quanex will continue to have expenditures beyond fiscal 2008 in connection with environmental matters, including control of air emissions, control of water discharges and plant decommissioning costs. It is not possible at this time to reasonably estimate the amount of those expenditures, except as discussed above due to uncertainties about emission levels, control technologies, the positions of governmental authorities, the application of requirements to Quanex, and, as to decommissioning, settlement dates. Based upon its experience to date, Quanex does not believe that its compliance with environmental requirements will have a material adverse effect on its operations or financial condition.
Employees
The Company had 4,131 employees at October 31, 2007 and approximately 4,091 at December 11, 2007. Of the total employed, approximately 34% are covered by collective bargaining agreements. Following is a table of collective bargaining agreements currently in place.

			Covered
			Employees
Facility	Expires	Union	at 10/31/07

Nichols Aluminum—Davenport/Casting [1]	Nov. 2007	International Brotherhood of Teamsters	245
MACSTEEL Monroe[2]	Dec. 2007	United Automobile Workers International Union of America	311
MACSTEEL Arkansas	Jan. 2008	United Steelworkers of America	274
MACSTEEL Jackson	Feb. 2009	United Steelworkers of America	227
Nichols Aluminum—Lincolnshire	Jan. 2009	International Association of Machinists and Aerospace Workers	91
Truseal Technologies	Dec. 2009	United Steelworkers of America	171
Nichols Aluminum—Alabama	May 2011	United Steelworkers of America	89

[1]	A new Nichols Aluminum Davenport / Casting collective bargaining agreement was ratified on November 28, 2007. The new agreement expires November 15, 2011.

[2]	A new MACSTEEL Monroe collective bargaining agreement was ratified on December 7, 2007. The new agreement expires December 1, 2011.

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
General
Investor Information:
For Investor Relations matters or to obtain a printed copy of the Company Code of Business Conduct and Ethics, Corporate Governance Guidelines or charters for the Audit, Compensation and Management Development, and Nominating and Corporate Governance Committees of the Board of Directors, send a request to the Company’s principal address below or inquiry@quanex.com. This material may also be obtained from the Company website at www.quanex.com by following the “Corporate Governance” link.
The Company’s required regulatory filings such as annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the Company’s website, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the 1934 Act). Forms 3, 4 and 5 filed with respect to equity securities under Section 16(a) of the 1934 Act are also available on the Company’s website. All of these materials are located at the “Financial Information” link. They can also be obtained free of charge upon request to inquiry@quanex.com or to the Company’s principal address below.
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

Reporting Illegal or Unethical Behavior:
Employees, officers and directors who suspect or know of violations of the Company Code of Business Conduct and Ethics, or illegal or unethical business or workplace conduct by employees, officers or directors, have an obligation to report it. If the individuals to whom such information is conveyed are not responsive, or if there is reason to believe that reporting to such individuals is inappropriate in particular cases, then the employee, officer or director may contact the Chief Compliance Officer, Chief Financial Officer, Director of Internal Audit, or any corporate officer in person, by telephone, letter to the Company’s principal address or e-mail below. Quanex also encourages persons who are not affiliated with the Company to report any suspected illegal or unethical behavior.
1)	By Letter Quanex Corporation 1900 West Loop South, Suite 1500 Houston, Texas 77027

2)	By Telephone
	Direct Telephone Toll Free Telephone Toll Free HOTLINE	(713) 877-5349 (800) 231-8176 (888) 704-8222
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
Risks Relating to Consummation of the Merger
Completion of the merger is subject to various risks.
There is no guarantee the proposed merger will be finalized. Completion of the proposed merger is subject to a number of specific factors and conditions including, but not limited to:
•	Stockholder approval;

•	Compliance with anti-trust and other governmental requirements;

•	Absence of judgement, injunction or other order prohibiting consummation of the merger;

•	The representations and warranties contained in the merger agreement continuing to be correct in all material respects;

•	Performance of obligations under the merger agreement required to be performed prior to the merger; and

•	The spin-off having occurred.

In addition, there are various risks that, while not preventing consummation of the merger, are inherent in the merger process, including, but not limited to:
•	Costs related to the proposed transaction; and

•	Increased demands on our management team as a result of executing the spin-off and the merger in addition to their regular day-to-day management responsibilities.
Risks Relating to Current Operations
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
The Company’s operations rely heavily on its employees, and any labor shortage, disruption or stoppage caused by poor relations with its employees and/or renegotiation of labor contracts could shut down certain of its operations. Approximately 34% of the Company’s employees are covered by collective bargaining agreements which expire between 2008 and 2011. It is possible that the Company could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could impact financial results. Similarly, any failure to negotiate a new labor agreement when required might result in a work stoppage that could reduce our operating margins and income.
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
The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. The Company performs a goodwill impairment test annually as of August 31. In addition, goodwill would be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The Company tests for impairment of its goodwill using a two-step approach as prescribed in SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The first step of the Company’s goodwill impairment test compares the fair value of each reporting unit with its carrying value including assigned goodwill. The second step of the Company’s goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In such instances, the Company compares the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The Company primarily uses the present value of future cash flows to determine fair value and validates the result against the market approach. Future cash flows are typically based upon appropriate future periods for the businesses and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. The residual values are determined by reference to an exchange transaction in an existing market for that asset. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period which would result in a charge to income from operations in the year of the impairment with a resulting decrease in our recorded net worth.

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
At maturity, the entire outstanding principal amount of Convertible Senior Debentures due 2034 (the Debentures) will become due and payable by the Company. In addition, on May 15 of 2011, 2014, 2019, 2024 and 2029 or if certain designated events occur (including the occurrence of certain corporate transactions, as defined), holders of the Debentures may require the Company to repurchase their Debentures for cash. The Debentures are also convertible during any fiscal quarter if the closing price of the Company’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the previous fiscal quarter is more than 120% of the conversion price per share of the Company’s common stock on such last trading day; excluding the first fiscal quarter of fiscal 2007, the Debentures have been convertible effective May 1, 2005 and continue to be convertible though the quarter ending January 31, 2008, as the closing price of the Company’s common stock exceeded the contingent conversion price during the applicable periods as described previously. If the holders require Quanex to repurchase the Debentures or in the event a fundamental change occurs, the Company will be required to purchase all or any part of the holder’s Debentures at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the date of purchase. It is possible that Quanex will not have sufficient funds at the time of repurchase to make the required repurchases of the Debentures or that restrictions in its other indebtedness may not allow these repurchases. The Company’ failure to purchase the Debentures would be a default under the indenture that governs them.

The Company has the ability to issue additional equity securities, which would lead to dilution of its issued and outstanding common stock.
The issuance of additional equity securities or securities convertible into equity securities, as well as the conversion of the debentures or any other securities convertible into equity securities, would result in dilution of existing stockholders’ equity interests in Quanex. The Company is authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, no par value per share, in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. The Company’s board of directors has the authority to issue, without vote or action of stockholders, shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. The Company’s board of directors has no present intention of issuing any such preferred series, but reserves the right to do so in the future. In addition, the Company is authorized, by prior shareholder approval, to issue up to 100,000,000 shares of common stock, $.50 par value per share, of which 37,227,774 shares were outstanding as of December 11, 2007. Quanex is authorized to issue, without stockholder approval, securities convertible into either common stock or preferred stock.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table lists Quanex’s principal properties together with their locations, general character and the industry segment which uses the facility. Listed facilities are owned by the Company, unless indicated otherwise. See Item 1, “Business,” for discussion of the capacity of various facilities.

Location	Principal Products

Vehicular Products Segment
Fort Smith, Arkansas	Special bar quality engineered steel
Jackson, Michigan	Special bar quality engineered steel
Monroe, Michigan	Special bar quality engineered steel
Huntington, Indiana	Heat treating
Lansing, Michigan	Heat treating (two plants)
Canton, Ohio	Heat treating
North Vernon, Indiana	Heat treating
Pleasant Prairie, Wisconsin	Bar finishing
Jackson, Michigan	MACSTEEL General Office
Leased (expires 2008)

Engineered Building Products Segment
Rice Lake, Wisconsin	Fenestration products
Chatsworth, Illinois	Fenestration products (two plants)
Hood River, Oregon	Fenestration products
Richmond, Indiana	Fenestration products
Solon, Ohio	Insulated flexible spacer research & sales
Barbourville, Kentucky	Insulated flexible spacer
Luck, Wisconsin	Fenestration products
Richmond, Kentucky	Vinyl extrusions
Winnebago, Illinois	Vinyl extrusions
Mounds View, Minnesota	Fenestration products
Leased (expires 2011)
Kent, Washington	Vinyl and composite extrusions (two plants)
Leased (leases expiring 2010 and 2011)
Dubuque, Iowa	Fenestration products
Leased (expires 2008)

Aluminum Sheet Building Products Segment
Lincolnshire, Illinois	Aluminum sheet finishing
Davenport, Iowa	Aluminum sheet and finishing (two plants)
Decatur, Alabama	Aluminum sheet finishing
Owned and leased (expires 2018)

Executive Offices
Houston, Texas	Corporate Office
Leased (expires 2010)

The Company believes that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business. In fiscal 2007, the Company’s vehicular products focused facilities operated at approximately 90% of capacity, while the building products focused facilities operated at approximately 70% of capacity.
Item 3. Legal Proceedings
The Company believes there are no new material legal proceedings to which Quanex, its subsidiaries, or their property is subject. For discussion of environmental issues, see Item 1 and Item 8, Note 18 to the Consolidated Financial Statements. For discussion of the Company’s pending tax case see Note 18 to the Consolidated Financial Statements.
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
Quarterly Common Stock Cash Dividends

Paid during the Quarter Ended	2007	2006

January	$0.1400	$0.1033
April	0.1400	0.1200
July	0.1400	0.1200
October	0.1400	0.1400

Total	$0.5600	$0.4833

Quarterly Common Stock Sales Price (High & Low Closing Price)

Quarter Ended	2007	2006

January	$39.22	$41.67
	33.34	32.50
April	44.18	47.28
	38.28	38.83
July	54.68	44.72
	42.97	35.11
October	48.02	36.90
	39.06	29.25

The terms of Quanex’s revolving credit agreement do not specifically limit the total amount of dividends or other distributions to its shareholders.
There were approximately 3,286 holders of Quanex common stock (excluding individual participants in securities positions listings) on record as of December 11, 2007.
Issuer Purchases of Equity Securities
On August 26, 2004, the Company’s Board of Directors approved an increase in the number of authorized shares in the Company’s existing stock buyback program, up to 2.25 million shares; and on August 24, 2006 the Board of Directors approved an additional increase of 2.0 million shares to the existing program. At October 31, 2004 there were no shares of treasury stock, and no shares were purchased during fiscal 2005. The Company purchased 1,573,950 treasury shares at an average price of $37.06 during the year ended October 31, 2006, and no shares were purchased during fiscal 2007. As of October 31, 2006, the number of shares in treasury was reduced to 1,200,617 and as of October 31, 2007 further reduced to 981,117 resulting primarily from stock option exercises.
Equity Compensation Plan Information
The following table summarizes as of October 31, 2007, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans.
Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,341,159	$28.42	2,246,732
Equity compensation plans not approved by security holders(1)	86,116	14.19	—

Total	1,427,275	$27.57	2,246,732

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

Item 6. Selected Financial Data
The following selected consolidated financial data for the years ended October 31, 2003 through October 31, 2007 is derived from the Company’s audited consolidated financial statements. All periods have been adjusted on a retroactive basis to give effect for the Company’s March 2006 and December 2004 three-for-two stock splits in the form of a stock dividend. The data set forth should be read in conjunction with the Company’s consolidated financial statements and accompanying notes to the consolidated financial statements included in Item 8 of this Form 10-K. The historical information is not necessarily indicative of the results to be expected in the future.
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

Selected Financial Data 2003 — 2007

	Fiscal years ended October 31,
	2007	2006	2005(1)(2)	2004(1)	2003(1)
	(thousands, except per share data)

Selected Operating Results Data:
Net sales	$2,049,021	$2,032,572	$1,969,007	$1,437,897	$878,409
Operating income(3)	202,940	251,394	292,775	98,997	64,887
Income from continuing operations(4)	134,622	160,313	177,233	57,428	43,646
Income (loss) from discontinued operations, net of tax(5)	—	(130)	(22,073)	(2,961)	(759)
Net income (3)(4)(5)	$134,622	$160,183	$155,160	$54,467	$42,887
Percent of net sales	6.6%	7.9%	7.9%	3.8%	4.9%

Diluted Earnings Per Share Data:
Income from continuing operations	$3.41	$4.09	$4.50	$1.53	$1.18
Net income	$3.41	$4.08	$3.95	$1.45	$1.16

Cash dividends declared	$0.5600	$0.4833	$0.3733	$0.3111	$0.2978

Financial Position—Year End:
Total assets	$1,334,822	$1,202,152	$1,114,778	$940,054	$697,211
Asset turnover	1.6	1.8	1.9	1.8	1.2
Working capital	227,194	242,196	143,043	144,057	95,157
Current ratio	1.7 to 1	2.2 to 1	1.7 to 1	1.7 to 1	1.7 to 1

Total debt	$129,015	$133,401	$135,921	$128,926	$17,542
Stockholders’ equity	883,149	758,515	656,742	500,707	445,159

Total capitalization	$1,012,164	$891,916	$792,663	$629,633	$462,701

Cash provided by operating activities	$224,074	$190,271	$249,120	$124,237	$102,840
Cash provided by (used for) investing activities	(136,974)	(65,539)	(240,737)	(213,090)	(22,500)
Cash provided by (used for) financing activities	(20,128)	(68,716)	(462)	108,478	(76,515)
Depreciation and amortization	77,308	71,657	65,987	49,921	40,647
Capital expenditures, net	34,396	72,262	50,792	18,713	24,411

Other Data:
Total debt as a percent of capitalization	12.7%	15.0%	17.1%	20.5%	3.8%
Return on investment—percent	14.4%	19.4%	22.6%	10.6%	9.3%
Return on common stockholders’ equity—percent	16.4%	22.6%	26.8%	11.5%	9.9%

Average number of employees	4,214	4,356	4,124	2,975	2,408
Net sales per average employee	$486	$467	$477	$483	$365

Backlog for shipment in next 12 months	$357,000	$298,000	$330,000	$489,000	$162,000

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

(2)
In December 2004, the Company acquired Mikron and accounted for the acquisition under the purchase method of accounting. Accordingly, Mikron’s estimated fair value of assets acquired and liabilities assumed in the acquisition and the results of operations are included in the Company’s consolidated financial statements as of the effective date of the acquisition. For more information see Note 3 of the consolidated financial statements in Item 8 of this Form 10-K.

(3)	Included in operating income are gains on sale of land of $0.5 million and $0.4 million in fiscal 2004 and 2003, respectively.

(4)
Fiscal 2003 includes gains associated with retired executive life insurance proceeds of $2.2 million. This represents the excess of life insurance proceeds over (a) the cash surrender value and (b) liabilities to beneficiaries of deceased executives, on whom the Company held life insurance policies.

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
Private Securities Litigation Reform Act
Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” are “forward-looking” statements as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “expect,” “believe,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address future operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to volume, sales, operating income and earnings per share, and statements expressing a general outlook about future operating results, are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present projections or expectations. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

Planned Merger and Separation
On November 19, 2007, the Company announced that its Board of Directors unanimously approved a merger of Quanex, consisting principally of the Vehicular Products business and all non-Building Products related corporate accounts, with a wholly-owned subsidiary of Gerdau S.A.(Gerdau) in exchange for $39.20 per share in cash. Quanex entered into a definitive agreement with Gerdau with respect to the merger. In connection with the merger, the Company will spin-off its Building Products business to its shareholders as a stand alone company called Quanex Building Products in a taxable distribution. All Quanex shareholders of record will receive one share of Quanex Building Products’ stock for each share of Quanex stock.
The merger of Quanex with Gerdau remains subject to approval by Quanex shareholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Exon-Florio Amendment to the Defense Production Act, completion of the spin-off and other customary closing conditions. The spin and merger are expected to be completed by the end of the first calendar quarter of 2008. Until then, Quanex expects to continue to pay a regular, quarterly cash dividend on its outstanding common stock. The proposed Building Products spin-off is expected to be consummated immediately prior to completion of the Quanex Corporation/Gerdau merger and is structured as a taxable distribution at the corporate level.
The Company expects Quanex Building Products to report as discontinued operations for financial reporting purposes the Company’s Vehicular Products and non-Building Products related corporate accounts following the completion of the spin-off and merger. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Quanex Corporation’s historical financial condition and results of operations without giving effect to the proposed transactions. Notwithstanding the legal form of the proposed transactions to spin-off the Building Products business and merge what remains of Quanex Corporation with Gerdau, because of the substance of the transactions, Quanex Building Products is anticipated to be the divesting entity and treated as the “accounting successor” to Quanex Corporation for financial reporting purposes in accordance with EITF 02-11. Effective with the spin-off, Quanex Building Products is expected to report the historical consolidated results of operations (subject to certain adjustments) of Vehicular Products and non-Building Products related corporate items in discontinued operations in accordance with the provisions of SFAS 144. Pursuant to SFAS 144, this presentation is not permitted until the accounting period in which the spin-off occurs.

Results of Operations
Summary Information as % of Sales

	Fiscal Year Ended October 31,(1)
	2007(2)		2006		2005(3)
	Dollar	% of	Dollar	% of	Dollar	% of
	Amount	Sales	Amount	Sales	Amount	Sales
	(Dollars in millions)

Net sales	$2,049.0	100%	$2,032.6	100%	$1,969.0	100%
Cost of sales	1671.1	81	1,617.4	80	1,513.0	77
Selling, general and administrative	98.0	5	92.7	5	97.8	5
Depreciation and amortization	77.0	4	71.1	3	65.4	3

Operating income	202.9	10	251.4	12	292.8	15

Interest expense	(4.1)	—	(4.8)	—	(9.3)	(1)
Other, net	8.2	—	4.2	—	0.1	—
Income tax expense	(72.4)	(4)	(90.5)	(4)	(106.4)	(5)

Income from continuing operations	$134.6	6%	$160.3	8%	$177.2	9%

(1)	All periods presented exclude Piper Impact and Temroc, which are included in discontinued operations.

(2)	Atmosphere Annealing’s results of operations have been included beginning February 1, 2007.

(3)	Mikron’s results of operations have been included beginning December 10, 2004 (fiscal 2005).
Overview
Fiscal 2007 marked the 6th consecutive record year with net sales exceeding last year’s first ever $2.0 billion mark. The Company’s primary markets, the vehicular products and the building products markets, experienced further difficulties over the course of fiscal 2007 with the building products market especially hard hit due to the United States credit market deterioration and continued contraction in housing starts. In the face of the strong market headwinds, the Company again demonstrated its ability to outperform its primary served markets. The Company’s ability to continuously outperform the markets it serves is the result of the Company’s deftness at developing new products, cultivating new customers as well as benefiting from its longstanding relationships with the leading participants in the industries served. All of these factors, coupled with a continuous focus on the controllable internal factors, resulted in the Company not only performing relatively well in difficult times, but also position the Company for a significant upturn when its end markets return to their long-term growth paths.
Business Segments
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
For financial reporting purposes three of the Company’s five operating divisions, Homeshield, Truseal and Mikron, have been aggregated into the Engineered Building Products reportable segment. The remaining two divisions, MACSTEEL (Vehicular Products) and Nichols Aluminum (Aluminum Sheet Building Products), are reported as separate reportable segments with the Corporate & Other comprised of corporate office expenses and certain inter-division eliminations. The sale of products between segments is recognized at market prices. The financial performance of the operations is based upon operating income. The segments follow the accounting principles described in the Summary of Significant Accounting Principles. Note that the three reportable segments value inventory on a FIFO basis and the LIFO reserve relating to those operations accounted for under the LIFO method of inventory valuation is computed on a consolidated basis in a single pool and treated as a corporate expense. Prior periods have been adjusted to reflect the current presentation.
Vehicular Products — Three Years Ended October 31, 2007
The Vehicular Products segment’s primary market drivers are North American light vehicle production and Class 8 heavy duty truck production. Approximately 80% of the Vehicular Products segment’s products are used in light vehicle, heavy truck and off-road powertrain applications. North American light vehicle builds were down approximately 2.1% during fiscal 2007 compared to a relatively weak production level in fiscal 2006. This coupled with an estimated 44% drop-off in Class 8 heavy duty truck production in 2007 provided a difficult environment for those competing in this space. Nonetheless, the Company’s Vehicular Products segment again outperformed the market with a 1.6% year over year increase in volume shipments, which combined with increased average selling prices to increase net sales 9.7% for fiscal 2007. The segment’s continued ability to outperform the market is a direct result of the addition of new programs which has increased shipments to existing customers as well as expanded the customer base. The Company continues to focus on growing with the New American Manufacturers (NAMs) and increasing the amount of steel bar content per vehicle with Detroit’s Big 3. The segment’s volume growth in the recent declining market is an indication of the success in doing both. Base selling prices for fiscal 2007 were flat to slightly higher versus last year. The overall average selling price increased due to increased surcharges passed on to customers as a result of increased steel scrap and alloy costs during the year. The increases experienced in steel scrap and alloy costs also contributed to lower operating income as the Company found itself in a surcharge lag position for most of the year primarily from the steep run-up in alloy costs (see further discussion of surcharge lag in “Commodity Price Risk” of Item 7A).

The following table sets forth selected operating data for the Vehicular Products segment:

	Years Ended October 31,			% Change
	(Dollars in millions)			2007 vs.	2006 vs.
	2007(1)	2006	2005	2006	2005
Net sales	$1,085.0	$988.8	$1,017.2	9.7%	(2.8)%
Cost of sales	892.7	782.3	772.6	14.1	1.3
Selling, general and administrative	20.6	17.8	21.2	15.7	(16.0)
Depreciation and amortization	39.0	34.1	32.7	14.4	4.3

Operating income	$132.7	$154.6	$190.7	(14.2)%	(18.9)%
Operating income margin	12.2%	15.6%	18.7%

(1)	Atmosphere Annealing’s results of operations have been included beginning February 1, 2007.
Net sales for fiscal 2007 were 9.7% higher than fiscal 2006 primarily due to a 1.6% increase in volume and a 4.2% increase in average selling price, comprised of flat to slightly higher base prices and increased surcharges. Net sales for fiscal 2006 were 2.8% lower than fiscal 2005 due to a 3.2% decline in the average selling price, directly attributable to lower scrap surcharges, which was only partially offset by a 0.5% increase in volume.
•
Fiscal 2007 volume benefited from the continued growth of new programs coupled with some spot market shipments in the first half of the year. The first half of the year proved to be more sluggish than the second half of the year as automobile manufacturers adjusted to lower production schedules at the same time the Class 8 heavy truck production experienced a drop off based on the new EPA requirements that went into effect on January 1, 2007. Fiscal 2006 volume was lower in the first half of the year versus the tough comparison of 2005, but outpaced fiscal 2005 in the second half of the year largely as a result of new programs. Near-term volumes are anticipated to be flat to down as automobile sales are expected to be impacted by the spillover from the housing market downturn and related credit contraction. Class 8 heavy truck production is anticipated to start ramping up as manufacturers turn their focus towards producing current engine designs ahead of the next EPA requirements change on January 1, 2010. Over time, end-use demand is expected to increase, influenced, in part, by the overall driver age and population growth. The Company continues to focus on consistently improving productivity as well as enhancing its value-added offerings in an effort to meet the anticipated higher demand over time. Future volume increases will also be based upon the Company’s ability to increase content per vehicle as well as continued sales growth with the NAMs who continue to take share from the former Big 3 manufacturers and domesticate more of their North American powertrain needs.

•
Fiscal 2007 average selling prices increased due in part to slightly higher base prices though the increases were primarily a result of higher alloy surcharges and to a lesser extent higher steel scrap surcharges. Average selling prices decreased from 2005 to 2006 primarily due to the reduction of steel scrap surcharges from fiscal 2005’s all time high surcharges. Although surcharges were lower in 2006, base prices held steady from 2005 to 2006. Average selling prices in the near-term are expected to remain high as the run-up in alloy costs is not anticipated to return to prior low levels. The Company continues to focus its long-term efforts on increasing sales of the segment’s value-added products. As the mix of value-added sales increases, so does the average sales price. However surcharges tend to account for the majority of average selling price changes in a given year. The surcharge mechanism has been a component of the Company’s MACSTEEL sales contracts for many years.

The two most significant factors that contributed to the 14.2% reduction in operating income from fiscal 2006 to fiscal 2007 were the run-up in alloy costs during fiscal 2007, coupled with increased costs of operating supply items. These costs increased to levels not experienced previously. A majority of the alloy cost increases will be recovered over time through the Company’s alloy surcharge mechanism, however the increased cost of consumable supplies and certain base alloy costs are not included in any surcharge mechanisms and can only be recovered through future price increases or productivity gains. Controllable costs, primarily outside processing costs, in fiscal 2007 were reduced, a direct result of the new MACSTEEL Monroe value-add processing center. Selling, general and administrative expense and depreciation and amortization expense increased in fiscal 2007 as a result of costs incurred by the AAI operations since its acquisition on February 1, 2007. Depreciation and amortization expense also increased as expected from the completion of the MACSTEEL Phase VIII and Phase IX capital expansion projects. The 18.9% decrease in operating income from fiscal 2005 to fiscal 2006 resulted from average selling prices decreasing by more than the decrease in raw material costs coupled with a 28% increase in utility costs that were only partially offset by the reduced selling, general and administrative expenses. Fiscal 2005 selling, general and administrative expenses were higher than fiscal 2006 primarily due to increased incentives for the year coupled with a $3.1 million increase in the reserve for doubtful accounts receivable due to Jernberg Industries, Inc. and Delphi, which filed for bankruptcy during the year.
Fiscal 2007 operating income margin decreased as a result of an increase in alloy cost and consumable supplies cost increases experienced during the year coupled with the increased depreciation expense which was only partially offset by the reduced outside processing costs. The operating income margin would be expected to increase if all input costs remained the same as the surcharge lag would catch up on the recoverable alloy costs and continued cost savings are realized from the MACSTEEL Monroe value-added processing center. The operating income margin decrease from fiscal 2005 to 2006 resulted from the surcharge squeeze discussed above coupled with the higher utility costs. The timing of the surcharge mechanisms has been the largest contributor to changes in the operating income margin during the recent volatile period. Alloys, for example, are on a quarterly surcharge mechanism so as raw material prices rise, the Company experiences short term compression of the operating margin since the surcharges are adjusted on a quarterly basis based upon raw material indexes from the previous three months. Declines in raw material costs will increase the margin in the short term as the surcharge reductions lag behind. Note that in the 1st quarter of fiscal 2006 the Company converted approximately 85% of the accounts, representing approximately 70% of shipments, to a monthly steel scrap surcharge mechanism from a quarterly steel scrap surcharge mechanism. All alloy surcharges continue to be on a quarterly basis. Fiscal 2007 was hurt by the quarterly alloy surcharge lag as alloy costs increased significantly during the year. Fiscal 2006 was closer to expected normal levels due in large part to the conversion of a majority of the customer’s steel scrap surcharge mechanisms combined also with the lower volatility in raw material scrap prices during the year. The inverse of fiscal 2007 occurred in fiscal 2005, when the segment benefited from the surcharge lag in a period when raw material prices were decreasing.
Engineered Building Products & Aluminum Sheet Building Products — Three Years Ended October 31, 2007
The Building Products businesses faced a market decline during fiscal 2007 unlike anything experienced in recent history. All operations performed exceptionally well in light of this environment. In the face of housing start declines which are estimated to be down approximately 25% compared to 2006, the Building Products businesses suffered a 7.7% decline in net sales over fiscal 2006’s record net sales level. North American new housing starts and remodeling activity are the primary market drivers for both the Engineered Building Products segment and Aluminum Sheet Building Products segment. New product and customer initiatives have been sucessfully realized during this otherwise dismal year that have directly contributed to the overall performance. These new product and customer initiatives are long-term initiatives that are expected to continue to grow in the future.
The following table sets forth selected operating data for the two reportable segments within Building Products, Engineered Building Products (Engineered BP) and Aluminum Sheet Building Products (Aluminum Sheet BP):

	Years Ended October 31,			% Change
	(Dollars in millions)			2007 vs.	2006 vs.
	2007	2006	2005(1)	2006	2005
Engineered BP net sales	$457.8	$524.6	$487.6	(12.7)%	7.6%
Aluminum Sheet BP net sales	524.2	539.8	484.1	(2.9)	11.5

Net sales	982.0	1,064.4	971.7	(7.7)	9.5
Cost of sales	786.2	842.5	759.3	(6.7)	11.0
Selling, general and administrative	48.5	50.5	48.5	(4.0)	4.1
Depreciation and amortization	37.8	36.7	32.5	3.0	12.9

Engineered BP operating income	43.8	52.5	59.2	(16.6)	(11.3)
Aluminum Sheet BP operating income	65.7	82.2	72.2	(20.1)	13.9

Operating income	$109.5	$134.7	$131.4	(18.7)%	2.5%

Engineered BP operating income margin	9.6%	10.0%	12.1%
Aluminum Sheet BP operating income margin	12.5%	15.2%	14.9%

Operating income margin	11.2%	12.7%	13.5%

(1)	Mikron’s results of operations have been included beginning December 10, 2004 (fiscal 2005).
Net sales for the Engineered Building Products segment decreased from fiscal 2006 to fiscal 2007 due to the estimated 25% decrease in North American housing starts coupled with a decrease in remodeling activity. The well publicized liquidity crunch has served to exacerbate the problems experienced in the housing market, and contributed to an unusual period whereby remodeling activity did not increase as new housing starts decreased. The 12.7% decrease in net sales for the Engineered Building Products segment is far less of a decrease than that experienced by the market due to successful new product and customer initiatives that have been realized throughout the year. These initiatives are the result of years of effort developing new products and cultivating new customers utilizing the segment’s well honed customer-focused capabilities. The increase in net sales from 2005 to 2006 was a result of early new product initiatives combined with a full year impact from the acquisition of Mikron in December 2004. The new product and new customer initiatives are expected to contribute to solid growth in the future when the underlying market turns around. The segment’s ability to design, produce and deliver unique customer products on a just-in-time basis coupled with its long-standing relationships with the leading names in the fenestration market is not only expected to allow it to outperform during the current market conditions, but positions the business for a leveraged rebound as the housing market recovers and returns to the expected long-term growth trajectory.
Net sales changes at the Aluminum Sheet Building Products segment from fiscal 2005 to 2006 and fiscal 2007 resulted from a combination of higher average selling prices and lower volumes. Fiscal 2007 and 2006 aluminum sheet volume decreased 7.2% and 4.3%, respectively, as North American new housing starts declined approximately 25% and 8%, respectively, over the same periods. Average selling prices in fiscal 2007 were 4.7% higher than fiscal 2006 in line with increases in aluminum ingot prices on the London Metal Exchange (LME), which is the most commonly used index used for correlating aluminum sheet prices. The 16.5% increase in aluminum sheet selling prices during fiscal 2006 was a result of reduced industry capacity which put upward pressure on pricing. The Company continues to focus on increasing the mix of value-added products across the segment in an effort to mitigate the expected margin pressure due to reduced demand.
Fiscal 2005 housing starts were fueled by relatively low mortgage rates. Mortgage rates increased and the housing affordability index became unfavorable during fiscal 2006 which led to the decline in housing starts. The well publicized sub-prime mortgage problems and resulting credit contraction significantly reduced housing starts during fiscal 2007. Fiscal 2007 housing starts were estimated to be 1.426 million units. This is compared to fiscal 2006 and fiscal 2005 housing starts of 1.891 million and 2.047 million units, respectively. Mortgage rates are not expected to rise noticeably in the next year yet it is uncertain when home sales and starts of new units are expected to stabilize following the substantial correction which began in the second quarter of 2006. The Company is focused on working closely with customers to be a part of their new product development which is an important component to increasing revenue and a significant factor for its success in this otherwise difficult period. Efforts are also ongoing to increase shipments to the repair and remodel sector of the building products market. Generally, demographics for long-term housing demand are favorable when factoring the population increase, immigration and an increase in vacation homes. These coupled with an increase in the average-sized home should benefit the segment over the long-term. Furthermore, the Company’s presence in the vinyl and composite window market, which represents the fastest growing window segment, should continue to fuel growth over a long time frame.

The fiscal 2007 operating income declined as a result of the volume decline. Aggressive reductions in labor costs coupled with reductions in material costs and freight costs were realized during fiscal 2007 that helped to minimize the impact of the lower volumes. The cost improvements are expected to continue and should position the Company for strong incremental growth as the underlying housing market recovers. Operating income declined at the Company’s Engineered Building Products segment in 2006 due to a combination of factors. Material costs, particularly those having natural gas and oil as feed stocks, increased coupled with increased energy and labor costs. Contributing to the decline in operating income for fiscal 2006 was a protracted labor organization effort at one of the window profile facilities which resulted in reduced productivity and margins. All of the aforementioned factors led to the corresponding decreases in operating income margin.
Spread is the key determinant of profitability for the Aluminum Sheet Building Products segment. The spread between the selling price and raw material price expanded in fiscal 2006 even with the rise in raw material costs whereas spread decreased 1.6% from 2006 to 2007. The change in spread tends to be the primary contributor to the change in operating income margin, as was the case from fiscal 2005 to fiscal 2007. The increased spread in fiscal 2006 was partially offset by a 39.3% increase in utility costs. While the spreads realized during fiscal 2007 and fiscal 2006 are expected to moderate somewhat over time, the move to higher energy costs has enhanced the segment’s competitive position because as a scrap based producer of aluminum, recycling aluminum only consumes 5% of the energy required to produce primary aluminum from bauxite, an aluminum containing ore.
Corporate and Other — Three Years Ended October 31, 2007

	Years Ended October 31,			$ Change
	(Dollars in millions)			2007 vs.	2006 vs.
	2007	2006	2005	2006	2005

Net sales	$(18.0)	$(20.6)	$(19.9)	$2.6	$(0.7)
Cost of sales	(7.8)	(7.4)	(18.9)	(0.4)	11.5
Selling, general and administrative	28.9	24.4	28.1	4.5	(3.7)
Depreciation and amortization	0.2	0.3	0.2	(0.1)	0.1

Operating income (expense)	$(39.3)	$(37.9)	$(29.3)	$(1.4)	$(8.6)

Corporate and other operating expenses, not included in the reportable segments mentioned above, include the consolidated LIFO inventory adjustments (calculated on a combined pool basis), corporate office expenses and inter-segment eliminations. As a result of raw material cost increases during fiscal 2007 and fiscal 2006, the Company incurred expense of $9.9 million and $13.1 million, respectively, in the form of a LIFO inventory adjustment. The pool of average raw material costs was only slightly lower at the end of fiscal 2005 compared to the end of fiscal 2004 and as a result the Company recognized $0.1 million of income due to the reduction of the LIFO inventory adjustment. Fluctuations associated with the LIFO inventory adjustment tend to comprise a majority of the change from year to year in corporate and other expenses. For the year ended October 31, 2005, the Company incurred $8.2 million of external consulting fees and external audit fees associated with the implementation of the Sarbanes-Oxley Act. Comparatively little external consulting fees were incurred in fiscal 2006 and fiscal 2007 related to the company’s ongoing compliance with the Sarbanes-Oxley Act. Offsetting the reduction in consultant fees was $4.0 million of stock option expense in fiscal 2006 and fiscal 2007 which was not required to be recorded in prior years; in prior years potential stock option expense was disclosed in a footnote to the financial statements. Fiscal 2007’s corporate expense includes $2.1 million of additional mark-to-market expense associated with the Company’s Deferred Compensation Plan as well as $2.5 million of transaction costs related to the Company’s strategic review that took place during the year.

Other Items — Three Years Ended October 31, 2007
Interest expense for fiscal 2007 was $4.1 million compared to $4.8 million in fiscal 2006 and $9.3 million in fiscal 2005. The decrease from 2005 to 2006 resulted from the fact that the borrowings against the Company’s revolving credit agreement used to fund the Mikron acquisition had been repaid by the end of fiscal 2005. No amounts were borrowed against the revolving credit facility during either fiscal 2006 or fiscal 2007, thereby reducing the amount of interest expense. The decrease in fiscal 2007 was due primarily to lower interest rates.
Other, net (on the income statement) for fiscal 2007 was income of $8.2 million compared to income of $4.2 million in fiscal 2006 and income of $0.1 million in fiscal 2005. Other, net includes interest income and changes associated with the cash surrender value of life insurance. The increase from fiscal 2005 to fiscal 2007 primarily relates to interest income earned on the cash and equivalents balance that accumulated over the course of fiscal 2006 and 2007.
The Company’s estimated annual effective tax rate declined from 37.5% in fiscal 2005 to 36.1% in fiscal 2006 and to 35.0% in fiscal 2007. The lower effective rate in 2006 is primarily the result of the special tax deduction for certain domestic production activities. The lower effective rate in 2007 is primarily attributable to an update of the rate on deferred balances.
Income (loss) from discontinued operations, net of taxes for fiscal 2006 was a loss of $0.1 million compared to a loss of $22.1 million in fiscal 2005. During fiscal 2005, the Company recorded a goodwill impairment charge for Temroc of $13.1 million. The Temroc impairment combined with an additional loss on the sale of Piper Impact comprised the difference between fiscal 2006 and fiscal 2005. See Note 19 of Item 8 for further information regarding the composition of discontinued operations.
Outlook
Fiscal first quarter 2008 light vehicle production at the “Big Three” is expected to be down 2% from a year ago, while total North American light vehicle builds are projected to be down 1% compared to the fiscal first quarter of 2007. MACSTEEL will continue to focus on increasing its content with the “Big Three,” while taking advantage of rising transplant opportunities as the domestic sourcing of powertrain components grows.
For fiscal 2008, total North American light vehicle builds are expected to be down 3% compared to 2007. MACSTEEL expects its total 2008 shipped tons to be up slightly from 2007, and operating income at Vehicular Products is expected to be in a range of $140 million to $150 million for fiscal 2008. Fiscal 2008 depreciation and amortization costs are estimated at $40 million.
Fiscal first quarter and full year housing starts are expected to be down 26% and 24%, respectively, over the year ago periods as the market continues to face difficult conditions brought on by tougher credit requirements by lenders and an expanding inventory of available homes for sale. For the full fiscal year 2008, the Building Products businesses expect net sales to be down some 5% compared to 2007. The group’s ability to consistently outperform the market is a testimony to its success in introducing new products, and capturing new programs and customers. Building Products also has an outstanding customer base that continues to experience meaningful growth with the “Big Box” outlets. While new home starts will remain under pressure during 2008, there is evidence the Company’s customers are now starting to focus more of their efforts on stimulating the remodeling markets. Operating income at Building Products in fiscal 2008 is expected to be in a range of $80 million to $95 million. Fiscal 2008 depreciation and amortization costs are estimated at $37 million.

The Company’s fiscal first quarter (November through January) financial results are generally its weakest of the year due to fewer production days associated with the holidays and reduced home building activity during the winter season. Quarterly financial results typically improve through the remainder of the year, culminating with fourth quarter earnings that are usually the Company’s strongest. For fiscal 2008, Quanex assumes a corporate expense run rate of approximately $25 million, which includes a $4 million estimate for stock options.
Liquidity and Capital Resources
Sources of Funds
The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its unsecured $350.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility). The Credit Facility was executed on September 29, 2006 and replaced the Company’s $310.0 million Revolving Credit Agreement. Proceeds from the Credit Facility may be used to provide availability for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The Credit Facility has a five-year term and may be increased by an additional $100.0 million in the aggregate prior to maturity, subject to the receipt of additional commitments and the absence of any continuing defaults. As of October 31, 2007, the Company was in compliance with all current Credit Facility covenants.
At October 31, 2007, the Company had no borrowings under the Credit Facility and $125.0 million outstanding 2.50% Senior Convertible Debentures due May 15, 2034 (the Debentures). This represents no change from October 31, 2006, borrowing levels. The Company classified the Debentures as current as of October 31, 2007 as it reasonably expects that the Debentures will be settled within twelve months. Excluding the first fiscal quarter of fiscal 2007, the Debentures have been convertible effective May 1, 2005 and continue to be convertible though the quarter ending January 31, 2008, as the closing price of the Company’s common stock exceeded the contingent conversion price during the applicable periods as described in Note 10 of Item 8. The aggregate availability under the Credit Facility was $339.2 million at October 31, 2007, which is net of $10.8 million of outstanding letters of credit.
In addition to the $172.8 million of cash and cash equivalents as of October 31, 2007, Quanex was holding $44.8 million in short-term investments. Included in short-term investments is $40.0 million in auction rate securities. In the first quarter of fiscal 2007, the Company began investing in auction rate securities, which are highly liquid, variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through an auction process, typically held every 7, 28 or 35 days, creating short-term liquidity. The Company expects to have minimal short-term investments by the end of the first fiscal quarter to further increase its liquidity in anticipation of potential conversion of the Company’s Debentures.
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

The Company’s working capital was $227.2 million on October 31, 2007 compared to $242.2 million on October 31, 2006, a $15.0 million decrease. Beginning in October 2007, the Company’s $125.0 million Debentures are classified as a current liability as the Company reasonably expects the Debentures to be settled within a 12 month period. This $125.0 million decrease in working capital is partially offset by a $111.9 million increase in cash, cash equivalents and short-term investments compared to October 31, 2006. Conversion capital (accounts receivable plus inventory less corresponding accounts payable) of $192.4 million as of October 31, 2007 approximated conversion capital of $189.5 million as of October 31, 2006.
The following table summarizes the Company’s cash flow results for fiscal years 2007, 2006 and 2005:

	Years ended October 31,
	2007	2006	2005
	(In millions)
Cash flows from operating activities	$224.1	$190.3	$249.1
Cash flows from investing activities	$(137.0)	$(65.5)	$(240.7)
Cash flows from financing activities	$(20.1)	$(68.7)	$(0.5)
Highlights from our cash flow results for the fiscal years ended 2007, 2006 and 2005 are as follows:
Operating Activities
Cash provided by operating activities during the year ended October 31, 2007 was $224.1 million compared to $190.3 million and $249.1 million for 2006 and 2005, respectively. The increase of $33.8 million in cash provided by operating activities for fiscal 2007 compared to fiscal 2006 relates primarily to conversion capital (accounts receivable plus inventory less accounts payable) and a decline in pension contributions. Conversion capital increased (use of cash) to a lesser extent during fiscal 2007 compared to fiscal 2006; this year over year difference of $37.8 million matches the change in demand in the Company’s end markets. The Company contributed $15.5 million less to its pension plans during fiscal 2007 compared to fiscal 2006 as the Company made a significant voluntary contribution of $13.0 million during the third quarter of fiscal 2006. Pension contributions were minimal in 2007 due to the Company’s funded position. The favorable $37.8 million conversion capital variance and favorable $15.5 million pension contribution variance was partially offset by a decline in earnings during fiscal 2007 compared to the fiscal 2006.
The $58.8 million reduction in operating cash flows from fiscal 2005 to fiscal 2006 is primarily attributable to a $32.2 million increase in accounts receivable coupled with an increased contribution to the pension plans of approximately $13.2 million during fiscal 2006. The accounts receivable increase is related to higher net sales in the fourth quarter of fiscal 2006 than in the fourth quarter of fiscal 2005 coupled with higher number of days sales outstanding. The Company continues to focus on working capital consistent with improving its business processes.
Investing Activities
Quanex used $71.5 million more for investment activities during fiscal 2007 compared to fiscal 2006. In February 2007, Quanex purchased the assets of AAI for approximately $58.5 million, including transaction costs and a final working capital-based purchase price adjustment. Quanex did not have acquisition investments in fiscal 2006. As mentioned previously, Quanex invested $40.0 million, net, in auction rate securities during 2007. The Company began investing in these securities during 2007 as their yields were more attractive than other investment vehicles traditionally classified as cash equivalents for reporting purposes. Partially offsetting this period over period use of cash from acquisition activity and investments was a $37.9 million reduction in capital expenditures. Capital spending at MACSTEEL Monroe declined by approximately $24.3 million primarily due to the completion of the MACSTEEL Monroe value-added capacity project at the end of 2006. Additionally, Mikron’s capital spending declined by approximately $11.3 million as expenditures for its capacity expansion project were primarily incurred during fiscal 2006.

The Company spent $175.2 million less for investment activities during fiscal 2006 compared to fiscal 2005 primarily due to the acquisition of Mikron and Besten for $200.6 million in fiscal 2005. This was partially offset by an increase in capital expenditures of $21.5 million in fiscal 2006 compared to fiscal 2005 attributable to the expansion of value added capabilities and caster upgrades within the Company’s Vehicular Products segment (Phase VIII and Phase IX expansions at MACSTEEL) coupled with Mikron’s capital spending for capacity expansion mentioned above.
The Company expects 2008 capital expenditures to range from $30 million to $40 million which approximates 2007 spending in aggregate. Using the top end of the range, the Company expects to spend approximately $20 million at the Vehicular Products segment, $7 million for the Aluminum Sheet Building Products Segment and $13 million at the Engineered Building Products Segment during fiscal 2008. At October 31, 2007, the Company had commitments of approximately $12.7 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations.
Financing Activities
Quanex consumed $0.5 million, $68.7 million and $20.1 million for financing activities during fiscal 2005, 2006 and 2007, respectively. The higher use of cash in fiscal 2006 is primarily attributable to the Company’s stock buyback program activity during that year. During fiscal 2006, the Company purchased 1,573,950 shares of its common stock for $58.3 million; the Company did not purchase any of its stock in fiscal years 2005 and 2007. The Company’s cash dividends per share has increased steadily resulting in $14.3 million, $18.4 million and $20.8 million in dividends paid during fiscal 2005, 2006 and 2007, respectively. The Company increased its quarterly cash dividend in September 2005 from $.090 to $0.103 per share, in March 2006 from $0.103 to $0.120 per share, and again in September 2006 from $0.120 to $0.140 per share, resulting in a 55% or $0.050 per share cumulative increase to the Company’s dividend rate. Partially offsetting this is a reduction in cash and tax benefits received related to stock option exercises during the three year period from $14.3 million during fiscal 2005, to $11.1 million in fiscal 2006 and to $5.0 million during fiscal 2007. Until the Building Products spin-off and related Gerdau merger transaction is consummated, Quanex expects to continue to pay a regular, quarterly cash dividend on its outstanding common stock.
Debt Structure and Activity
Refer to Item 8, Note 10 “Long-Term Debt and Financing Arrangements” for a discussion of the Company’s debt structure.

Stock Purchase Program
On August 26, 2004, the Board of Directors authorized the Company to reload its stock buyback program, increasing the existing authorization up to 2.25 million shares; and on August 24, 2006 the Board of Directors approved an additional increase of 2.0 million shares to the existing program. The Company purchased 1,573,950 treasury shares for $58.3 million during the year ended October 31, 2006. As of October 31, 2007, the remaining shares authorized for repurchase was 2,676,050. See Note 14 of Item 8 “Stock Repurchase Program and Treasury Stock” for further information. The Company currently does not expect to purchase treasury shares during fiscal 2008 as it is precluded from such activity under the Gerdau Merger Agreement.
Contractual Obligations and Commercial Commitments
Contractual Cash Obligations
The following tables set forth certain information concerning the Company’s unconditional obligations and commitments to make future payments under contracts with remaining terms in excess of one year, such as debt and lease agreements, and under contingent commitments.
Payments Due by Period

		Less than	1-3	4-5	More Than
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt, including interest(1)	$132,648	$129,700	$796	$742	$1,410
Operating leases(2)	25,605	7,723	9,814	2,963	5,105
Unconditional purchase obligations(3)	3,923	2,873	1,050	—	—

Total contractual cash obligations	$162,176	$140,296	$11,660	$3,705	$6,515

(1)
The long-term debt is primarily comprised of the $125.0 million of Debentures due in 2034 and $3.9 million of various revenue bonds. The Company has classified the Debentures as current as of October 31, 2007 as it is reasonably expected that the Debentures will be settled within twelve months. Accordingly, the above figures include interest related to the Debentures for fiscal 2008 only. The debt interest amounts are based on rates as of October 31, 2007.

(2)	Operating leases cover a range of items from facilities, fork trucks and cars to fax machines and other miscellaneous equipment.

(3)	The unconditional purchase obligations are made up of $2.4 million of natural gas contracts along with other miscellaneous repair and maintenance items.
The Company expects to contribute approximately $0.4 million to the pension plan and approximately $0.6 million to the postretirement benefit plan to fund current benefit payment requirements during fiscal 2008. Pension and other postretirement plan contributions beyond 2008 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension plan assets. Obligations to these plans are based on current and projected obligations of the plans, performance of the plan assets, if applicable, and any participant contributions. Refer to Note 11 of Item 8 to the consolidated financial statements for further information on these plans. Management believes the effect of the plans on liquidity is not significant to the Company’s overall financial condition.
The timing of payments related to the Company’s Supplemental Benefit Plan and Deferred Compensation Plan cannot be readily determined due to their uncertainty. The Supplemental Benefit Plan liability of $4.5 million at October 31, 2007 was recorded as part of Other (non-current) liabilities. The Company intends to fund these benefits with life insurance policies valued at $29.9 million as of October 31, 2007. Based on the $7.1 million market value of the Company’s Deferred Compensation Plan, payments for fiscal 2008 are estimated to be approximately $576 thousand.

Other Commercial Commitments
The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds for liquidity purposes.
Amount of Commitment Expiration per Period

	Total
	Amounts	Less than	1-3	4-5	More Than
Other Commercial Commitments	Committed	1 Year	Years	Years	5 Years
	(In thousands)

Standby letters of credit	$12,224	$9,687	$—	$—	$2,537
Guarantees	1,010	—	—	—	1,010

Total commercial commitments	$13,234	$9,687	$—	$—	$3,547

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
Revenue Recognition and Allowance for Doubtful Accounts
The Company recognizes revenue when the products are shipped and the title and risk of ownership pass to the customer. Selling prices are fixed based on purchase orders or contractual agreements. Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experience and current estimates. Inherent in the Company’s revenue recognition policy is the determination of collectibility. This requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level the Company considers appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of portfolio credit quality, and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance.

Inventory
The Company records inventory valued at the lower of cost or market value. Inventories are valued using both the first-in first-out (FIFO) and last-in first-out (LIFO) methods. The Company adopted the dollar-value link chain LIFO method in fiscal 1973 and the LIFO reserve is calculated on a consolidated basis in a single consolidated pool. Since then, acquisitions were integrated into the Company’s operations with some valuing inventories on a LIFO basis and others on a FIFO basis. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions. Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.
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
Disposal
In accordance with SFAS 144, components of the Company that are to be spun-off will not be reported as discontinued operations until the date of the separation. Also in accordance with SFAS 144, the Company presents the results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for “held for sale accounting” as discontinued operations. At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of carrying value in excess of fair value less cost to sell is recorded in the period the operation meets held for sale accounting. Management judgment is required to (1) assess the criteria required to meet held for sale accounting, and (2) estimate fair value. Changes to the operation could cause it to no longer qualify for held for sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses.
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

Stock–Based Compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) on November 1, 2005 using the modified prospective transition method. Under SFAS No. 123R, the Company determines the fair value of share awards on the date of grant using the Black-Scholes valuation model. The Company recognizes the fair value as compensation expense on a straight-line basis over the requisite service period of the award based on awards ultimately expected to vest. Under SFAS 123R, the Company amortizes new option grants to retirement-eligible employees immediately upon grant, consistent with the retirement vesting acceleration provisions of these grants. For employees near retirement age, the Company amortizes such grants over the period from the grant date to the retirement date if such period is shorter than the standard vesting schedule. In accordance with SFAS 123R, the Consolidated Statements of Cash Flow report the excess tax benefits from the stock-based compensation as financing cash inflows. See Note 15 of Item 8 for additional information related to the Company’s stock-based compensation.

The Company’s fair value determination of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Accordingly, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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
The effects of the decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the pension plans in fiscal 2007, is shown below:

	Effect on all Defined Benefit Pension Plans
	October 31, 2007
		Increase (Decrease)	Increase (Decrease)
	Percentage	in Projected	in 2007
Assumption	Point Change	Benefit Obligation	Pension Expense
	(In thousands)
Discount rate	-0.5 pts	$6,326	$999
Assumed return on plan assets	-0.5 pts	n/a	342
Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss. Accumulated other comprehensive income as of October 31, 2007 includes pretax net actuarial losses and net prior service costs of $3.1 million. A portion of the loss will be amortized in fiscal year 2008. The effect on fiscal years after 2008 will depend on the actual experience of the plans.
Postretirement plan assumptions reflect our historical experience and our best judgments regarding future expectations. Assumed health care cost trend rates could have an effect on the amounts reported for post retirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One	One
	Percent	Percent
	Increase	Decrease
	(In thousands)

Effect on total service and interest cost components	$9	$(8)
Effect on postretirement benefit obligation	164	(149)
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

New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires recognition of the funded status of a benefit plan in the balance sheet. The funded status is measured as the difference between the fair market value of the plan assets and the benefit obligation. For a defined benefit pension plan, the benefit obligation is the projected benefit obligation; for any other defined benefit postretirement plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Any overfunded status should be recognized as an asset and any underfunded status should be recognized as a liability. As part of the initial recognition of the funded status, any transitional asset/(liability), prior service cost (credit) or actuarial (gain)/loss that has not yet been recognized as a component of net periodic cost should be recognized in the accumulated other comprehensive loss section of the Consolidated Statements of Stockholders’ Equity, net of tax. Accumulated other comprehensive income will be adjusted as these amounts are subsequently recognized as a component of net periodic benefit costs in future periods. The method of calculating net periodic benefit cost under SFAS 158 is the same as under existing practices. SFAS 158 prescribes additional disclosure requirements including the classification of the current and noncurrent components of plan liabilities, as well as the disclosure of amounts included in Accumulated Other Comprehensive Income that will be recognized as a component of net periodic benefit cost in the following year. The recognition of the funded status and disclosure elements of SFAS 158 are effective for fiscal years ending after December 15, 2006 (as of October 31, 2007 for the Company). Retrospective application of SFAS 158 is not permitted. The initial incremental recognition of the funded status under SFAS 158 reflected upon adoption in the Accumulated Other Comprehensive Income section of Stockholders’ Equity was an after-tax charge to equity of $1.9 million. SFAS 158 also requires the consistent measurement of plan assets and benefit obligations as of the date of the fiscal year-end. This measurement date element will be effective for fiscal years ending after December 15, 2008 (as of October 31, 2009 for the Company), but will not have an impact on the Company as the Company already measures the plan assets and obligations as of the end of its fiscal year. The impact of adopting the provisions of SFAS 158 on the components of the Consolidated Balance Sheet as of October 31, 2007 are as follows:

	October 31, 2007	SFAS 158	October 31, 2007
	Prior to	Adjustment	After
	Application of	Increase	Application of
	SFAS 158	(Decrease)	SFAS 158
	(In thousands)

Other assets	$15,213	$(1,433)	$13,780
Total assets	1,336,255	(1,433)	1,334,822

Accrued liabilities	$58,323	$573	$58,896
Deferred pension obligation	2,361	1,732	4,093
Deferred postretirement welfare benefits	7,372	(627)	6,745
Deferred income taxes	61,400	(1,167)	60,233
Accumulated other comprehensive income (loss)	410	(1,944)	(1,534)
Total liabilities and stockholders’ equity	1,336,255	(1,433)	1,334,822
See Note 11 of Item 8 for additional pension and postretirement benefit information.
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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its consolidated financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under this new guidance, the consolidated financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering the time value of money. This guidance also revises disclosure requirements and introduces a prescriptive annual, tabular roll-forward of unrecognized tax benefits. FIN 48 is effective for annual periods beginning after December 15, 2006 (as of November 1, 2007 for the Company). The cumulative effect of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is continuing to evaluate the impact of FIN 48 on its consolidated financial statements; however a preliminary evaluation indicates that the Company does not expect to record an additional liability in excess of $2.0 million through the Consolidated Statements of Stockholders’ Equity in the first quarter of fiscal 2008.
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
Interest Rate Risk
The Company and its subsidiaries have a Credit Facility and other long-term debt which subject the Company to the risk of loss associated with movements in market interest rates. At October 31, 2007 and 2006, the Company had fixed-rate debt totaling $125.1 million and $126.8 million, respectively. This debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings loss due to changes in market interest rates.
The Company and certain of its subsidiaries’ floating-rate obligations totaled $3.9 million and $6.6 million at October 31, 2007 and 2006, respectively. Based on the floating-rate obligations outstanding at October 31, 2007, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $39 thousand.
Commodity Price Risk
The Vehicular Products segment has a scrap surcharge program in place, which is a practice that is well established within the engineered steel bar industry. The scrap surcharge is based on a three city, three- or one- month trailing average of #1 bundle scrap prices. The alloy surcharge is based on three-month trailing average alloy prices from a widely quoted industry publication. The Company’s long-term exposure to changes in scrap and alloy costs is significantly reduced because of the surcharge program. Over time, the Company recovers the majority of its scrap and alloy cost increases, though there is a level of exposure to short-term volatility because of this lag. As mentioned previously, the segment’s alloy surcharge is a three-month trailing average. Prior to fiscal 2006, the segment’s scrap surcharge has been based on a three-month trailing average. However, for steel scrap surcharges beginning during the first quarter of 2006, Quanex moved the majority of the accounts to a one-month cycle. For fiscal 2007, approximately 90% of the accounts, representing about 75% of shipments, are on a one-month cycle. Reducing the adjustment period from three months to one month reduces the segment’s margin volatility.

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
Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2007, 2006 and 2005, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. At October 31, 2007 there were 14 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 2.8 million pounds with a fair value mark-to-market net loss of approximately $49 thousand. The $49 thousand was recorded as cost of sales with the offsetting liability reflected as a current liability on the balance sheet. There were no outstanding LME forward contracts as of October 31, 2006.
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

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Quanex Corporation
Houston, TX
We have audited the accompanying consolidated balance sheets of Quanex Corporation and subsidiaries (the “Company”) as of October 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Houston, TX
December 14, 2007

QUANEX CORPORATION
CONSOLIDATED BALANCE SHEETS

	October 31,
	2007	2006
	(In thousands, except share data)
ASSETS
Current assets:
Cash and equivalents	$172,838	$105,708
Short-term investments	44,750	—
Accounts receivable, net of allowance of $4,261 and $4,180	189,754	184,311
Inventories	152,185	142,788
Deferred income taxes	11,904	12,218
Prepaid and other current assets	5,066	5,584

Total current assets	576,497	450,609

Property, plant and equipment, net	426,032	432,058
Goodwill	203,065	196,350
Cash surrender value insurance policies	29,934	29,108
Intangible assets, net	85,514	75,285
Other assets	13,780	18,742

Total assets	$1,334,822	$1,202,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,512	$137,564
Accrued liabilities	58,896	54,943
Income taxes payable	14,431	13,185
Current maturities of long-term debt	126,464	2,721

Total current liabilities	349,303	208,413

Long-term debt	2,551	130,680
Deferred pension obligation	4,093	1,115
Deferred postretirement welfare benefits	6,745	7,300
Deferred income taxes	60,233	66,189
Non-current environmental reserves	12,738	14,186
Other liabilities	16,010	15,754

Total liabilities	451,673	443,637

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding—none	—	—
Common stock, $0.50 par value, shares authorized 100,000,000 and 50,000,000; issued 38,301,033 and 38,319,960, respectively	19,151	19,160
Additional paid-in-capital	214,239	208,714
Retained earnings	690,328	579,753
Accumulated other comprehensive income (loss)	(1,534)	(1,736)

	922,184	805,891
Less treasury stock, at cost, 981,117 and 1,200,617 shares, respectively	(37,287)	(45,628)
Less common stock held by Rabbi Trust — 130,329 shares	(1,748)	(1,748)

Total stockholders’ equity	883,149	758,515

Total liabilities and stockholders’ equity	$1,334,822	$1,202,152

See notes to consolidated financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years ended October 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Net sales	$2,049,021	$2,032,572	$1,969,007
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	1,671,052	1,617,399	1,512,980
Selling, general and administrative	97,989	92,705	97,851
Depreciation and amortization	77,040	71,074	65,401

Operating income	202,940	251,394	292,775
Interest expense	(4,054)	(4,818)	(9,300)
Other, net	8,178	4,240	151

Income from continuing operations before income taxes	207,064	250,816	283,626
Income tax expense	(72,442)	(90,503)	(106,393)

Income from continuing operations	134,622	160,313	177,233
Income (loss) from discontinued operations, net of taxes	—	(130)	(22,073)

Net income	$134,622	$160,183	$155,160

Basic earnings per common share:
Earnings from continuing operations	$3.64	$4.28	$4.69
Income (loss) from discontinued operations	—	(0.01)	(0.58)

Basic earnings per share	$3.64	$4.27	$4.11

Diluted earning per common share:
Earnings from continuing operations	$3.41	$4.09	$4.50
Income (loss) from discontinued operations	—	(0.01)	(0.55)

Diluted earnings per share	$3.41	$4.08	$3.95

Weighted average common shares outstanding:
Basic	36,982	37,479	37,772
Diluted	39,509	39,708	39,809
See notes to consolidated financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other
					Comprehensive Income
			Additional		Pension &		Treasury	Total
	Comprehensive	Common	Paid-in	Retained	Postretirement		Stock &	Stockholders’
Years Ended October 31, 2007, 2006 and 2005	Income	Stock	Capital	Earnings	Benefit Related	Other	Other	Equity
		(In thousands, except share data)
Balance at October 31, 2004		$18,730	$181,269	$307,754	$(4,519)	$56	$(2,583)	$500,707
Comprehensive income:
Net income	$155,160			155,160				155,160
Adjustment for minimum pension liability (net of taxes of $778)	1,218				1,218			1,218
Foreign currency translation adjustment	28					28		28

Total comprehensive income	$156,406
Common dividends ($0.37 per share)				(14,296)				(14,296)
Stock options exercised		337	8,171					8,508
Stock-based compensation tax benefit			5,787					5,787
Other		25	3,106	(2,948)			(553)	(370)

Balance at October 31, 2005		$19,092	$198,333	$445,670	$(3,301)	$84	$(3,136)	$656,742
Comprehensive income:
Net income	$160,183			160,183				160,183
Adjustment for minimum pension liability (net of taxes of $913)	1,428				1,428			1,428
Foreign currency translation adjustment	53					53		53

Total comprehensive income	$161,664
Common dividends ($0.48 per share)				(18,362)				(18,362)
Treasury shares purchased, at cost							(58,326)	(58,326)
Stock -based compensation activity:
Stock-based compensation earned		(9)	5,157					5,148
Stock options exercised		54	1,785	(7,742)			12,597	6,694
Restricted stock awards		15	(116)				101	—
Stock-based compensation tax benefit			4,955					4,955
Reclassification of unearned compensation for restricted stock			(1,388)				1,388	—
Other		8	(12)	4				—

Balance at October 31, 2006		$19,160	$208,714	$579,753	$(1,873)	$137	$(47,376)	$758,515
Net income	$134,622			134,622				134,622
Adjustment for minimum pension liability (net of taxes of $1,198)	1,873				1,873			1,873
Foreign currency translation adjustment	273					273		273

Total comprehensive income	$136,768
Common dividends ($0.56 per share)				(20,776)				(20,776)
Stock-based compensation activity:
Stock-based compensation earned			5,880					5,880
Stock options exercised			(2)	(3,128)			6,713	3,583
Restricted stock awards			(1,607)	(21)			1,628	—
Stock-based compensation tax benefit			1,663					1,663
Adjustment to initially apply SFAS 158 (net of taxes of $1,167)					(1,944)			(1,944)
Other		(9)	(409)	(122)				(540)

Balance at October 31, 2007		$19,151	$214,239	$690,328	$(1,944)	$410	$(39,035)	$883,149

See notes to consolidated financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Years Ended October 31, 2007, 2006 and 2005
		Common Shares
	Preferred			Rabbi	Net
	Shares Issued	Issued	Treasury	Trust	Outstanding

Balance at October 31, 2004	—	37,464,441	—	(130,813)	37,333,628
Stock options exercised		688,354		—	688,354
Stock issued—compensation plans		47,687		—	47,687
Stock — other		(1,799)		—	(1,799)
Rabbi Trust		(484)		484	—

Balance at October 31, 2005	—	38,198,199	—	(130,329)	38,067,870
Treasury shares purchased		—	(1,573,950)	—	(1,573,950)
Stock options exercised		110,589	370,333	—	480,922
Restricted stock awards		30,885	3,000	—	33,885
Forfeiture of restricted stock		(18,000)	—	—	(18,000)
Other		(1,713)	—	—	(1,713)

Balance at October 31, 2006	—	38,319,960	(1,200,617)	(130,329)	36,989,014
Stock options exercised		—	176,650	—	176,650
Restricted stock awards		—	42,850	—	42,850
Cancellation of restricted stock		(18,927)	—	—	(18,927)

Balance at October 31, 2007		38,301,033	(981,117)	(130,329)	37,189,587

See notes to consolidated financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended October 31,
	2007	2006	2005
	(In thousands)
Operating Activities:
Net income	$134,622	$160,183	$155,160
Loss (income) from discontinued operations	—	130	22,073

Adjustments to reconcile net income to cash provided by operating activities from continuing operations:
Depreciation and amortization	77,308	71,657	65,987
Deferred income taxes	(5,922)	7,084	(438)
Stock-based compensation	6,036	5,298	946
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts and notes receivable	(1,747)	(32,229)	32,165
Decrease (increase) in inventory	(7,828)	(9,753)	(8,847)
Increase (decrease) in accounts payable	13,685	8,326	(43,696)
Increase (decrease) in accrued liabilities	(533)	(8,059)	(419)
Increase (decrease) in income taxes payable	455	(736)	19,624
Increase (decrease) in deferred pension and postretirement benefits	8,035	(10,524)	3,015
Other, net	(37)	(390)	4,825

Cash provided by (used for) operating activities from continuing operations	224,074	190,987	250,395
Cash provided by (used for) operating activities from discontinued operations	—	(716)	(1,275)

Cash provided by (used for) operating activities	224,074	190,271	249,120

Investing Activities:
Purchase of short-term investments	(106,114)	—	—
Proceeds from sales of short-term investments	61,150	—	—
Acquisitions, net of cash acquired	(58,493)	—	(200,550)
Proceeds from sale of discontinued operations	—	5,683	11,710
Capital expenditures, net of retirements	(34,396)	(72,262)	(50,792)
Retired executive life insurance proceeds	249	461	—
Other, net	630	593	(46)

Cash provided by (used for) investing activities from continuing operations	(136,974)	(65,525)	(239,678)
Cash provided by (used for) investing activities from discontinued operations	—	(14)	(1,059)

Cash provided by (used for) investing activities	(136,974)	(65,539)	(240,737)

Financing Activities:
Bank borrowings (repayments), net	(4,386)	(2,519)	(180)
Common stock dividends paid	(20,776)	(18,362)	(14,296)
Issuance of common stock from option exercises, including related tax benefits	5,045	11,094	14,295
Purchase of treasury stock	—	(58,326)	—
Other, net	(11)	(547)	(70)

Cash provided by (used for) financing activities from continuing operations	(20,128)	(68,660)	(251)
Cash provided by (used for) financing activities from discontinued operations	—	(56)	(211)

Cash provided by (used for) financing activities	(20,128)	(68,716)	(462)

Effect of exchange rate changes on cash and equivalents	158	11	17
Increase (decrease) in cash and equivalents	67,130	56,027	7,938

Cash and equivalents at beginning of period	105,708	49,681	41,743

Cash and equivalents at end of period	$172,838	$105,708	$49,681

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
On November 19, 2007, the Company announced that its Board of Directors unanimously approved a merger of Quanex, consisting principally of the Vehicular Products business and all non-Building Products related corporate accounts, with a wholly-owned subsidiary of Gerdau S.A. in exchange for $39.20 per share in cash. Quanex entered into a definitive agreement with Gerdau S.A. with respect to the merger on November 18, 2007. In connection with the merger, the Company will spin-off its Building Products business to its shareholders as a stand alone company called Quanex Building Products in a taxable distribution. All Quanex shareholders of record will receive one share of Quanex Building Products’ stock for each share of Quanex stock.
The merger of Quanex with a wholly-owned subsidiary of Gerdau S.A. (Gerdau) remains subject to approval by Quanex shareholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Exon-Florio Amendment to the Defense Production Act, completion of the spin-off and other customary closing conditions. The spin and merger are expected to be completed by the end of the first quarter of calendar 2008. Until then, Quanex expects to continue to pay a regular, quarterly cash dividend on its outstanding common stock. The proposed Building Products spin-off is expected to be consummated immediately prior to completion of the Quanex Corporation/Gerdau merger and is structured as a taxable distribution at the corporate level.
The Company expects Quanex Building Products to report as discontinued operations for financial reporting purposes the Company’s Vehicular Products and non-Building Products related corporate accounts following the completion of the spin-off and merger. Notwithstanding the legal form of the proposed transactions to spin-off the Building Products business and merge what remains of Quanex Corporation with Gerdau, because of the substance of the transactions, Quanex Building Products is anticipated to be the divesting entity and treated as the “accounting successor” to Quanex Corporation for financial reporting purposes in accordance with Emerging Issues Task Force (EITF) Issue No. 02-11, “Accounting for Reverse Spinoffs” (EITF 02-11). Effective with the spin-off, Quanex Building Products is expected to report the historical consolidated results of operations (subject to certain adjustments) of Vehicular Products and non-Building Products related corporate items in discontinued operations in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Pursuant to SFAS 144, this presentation is not permitted until the accounting period in which spin-off occurs.
Unless otherwise noted, the information included in this Annual Report on Form 10-K relates to Quanex Corporation without giving effect to the proposed spin-off and merger.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following are significant accounting policies used in the preparation of the Company’s consolidated financial statements as well as the significant judgments and uncertainties affecting the application of these policies.
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
Revenue Recognition and Allowance for Doubtful Accounts
The Company recognizes revenue when the products are shipped and the title and risk of ownership pass to the customer. Selling prices are fixed based on purchase orders or contractual agreements. Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experience and current estimates. Inherent in the Company’s revenue recognition policy is the determination of collectbility. This requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level the Company considers appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of portfolio credit quality, and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance.
Inventory
The Company records inventory valued at the lower of cost or market value. Inventories are valued using both the first-in first-out (FIFO) and last-in first-out (LIFO) methods. The Company adopted the dollar-value link chain LIFO method in fiscal 1973 and the LIFO reserve is calculated on a consolidated basis in a single consolidated pool. Since then, acquisitions were integrated into the Company’s operations with some valuing inventories on a LIFO basis and others on a FIFO basis. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions. Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.
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

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Asset Retirement Obligations
Asset retirement obligations represent legal obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. The costs associated with such legal obligations are accounted for under the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143) and FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations” (FIN 47). The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The fair value of such obligations is based upon the present value of the future cash flows expected to be incurred to satisfy the obligation. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company will recognize a gain or loss for any difference between the settlement amount and the liability recorded. When certain legal obligations are identified with indeterminate settlement dates, the fair value of these obligations can not be reasonably estimated and accordingly a liability is not recognized. When a date or range of dates can reasonably be estimated for the retirement of that asset, the Company will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.
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

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of certain categories are as follows:

Years
Land improvements	10 to 20
Buildings	25 to 40
Building improvements	10
Leasehold improvements	Over lease term
Machinery and equipment	3 to 12
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

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock–Based Compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) on November 1, 2005 using the modified prospective transition method. Under SFAS No. 123R, the Company determines the fair value of share awards on the date of grant using the Black-Scholes valuation model. The Company recognizes the fair value as compensation expense on a straight-line basis over the requisite service period of the award based on awards ultimately expected to vest. Under SFAS 123R, the Company amortizes new option grants to retirement-eligible employees immediately upon grant, consistent with the retirement vesting acceleration provisions of these grants. For employees near retirement age, the Company amortizes such grants over the period from the grant date to the retirement date if such period is shorter than the standard vesting schedule. In accordance with SFAS 123R, the Consolidated Statements of Cash Flow report the excess tax benefits from the stock-based compensation as financing cash inflows. See Note 15 for additional information related to the Company’s stock-based compensation.

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
Discontinued Operations
In accordance with SFAS 144, components of the Company that are to be spun-off will not be reported as discontinued operations until the date of the separation. Also in accordance with SFAS 144, the Company presents the results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for “held for sale accounting” as discontinued operations. At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of carrying value in excess of fair value less cost to sell is recorded in the period the operation meets held for sale accounting. Management judgment is required to (1) assess the criteria required to meet held for sale accounting, and (2) estimate fair value. Changes to the operation could cause it to no longer qualify for held for sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses.
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
Supplemental cash flow information is as follows:

	Years Ended October 31,
	2007	2006	2005
	(In thousands)
Cash paid for interest	$3,767	$4,458	$8,848
Cash paid for income taxes	75,295	79,796	77,248
Cash received for income tax refunds	$14	$—	$219
New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after November 1, 2009 for the Company). Early application is not permitted. While the Company has not yet evaluated SFAS 141R for the impact, if any, the statement will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions closed after October 31, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 (as of November 1, 2009 for the Company). The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (as of November 1, 2008 for the Company). The Company is currently assessing the impact of applying SFAS 159’s elective fair value option on the Company’s financial statements.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires recognition of the funded status of a benefit plan in the balance sheet. The funded status is measured as the difference between the fair market value of the plan assets and the benefit obligation. For a defined benefit pension plan, the benefit obligation is the projected benefit obligation; for any other defined benefit postretirement plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Any overfunded status should be recognized as an asset and any underfunded status should be recognized as a liability. As part of the initial recognition of the funded status, any transitional asset/(liability), prior service cost (credit) or actuarial (gain)/loss that has not yet been recognized as a component of net periodic cost should be recognized in the accumulated other comprehensive loss section of the Consolidated Statements of Stockholders’ Equity, net of tax. Accumulated other comprehensive income will be adjusted as these amounts are subsequently recognized as a component of net periodic benefit costs in future periods. The method of calculating net periodic benefit cost under SFAS 158 is the same as under existing practices. SFAS 158 prescribes additional disclosure requirements including the classification of the current and noncurrent components of plan liabilities, as well as the disclosure of amounts included in Accumulated Other Comprehensive Income that will be recognized as a component of net periodic benefit cost in the following year. The recognition of the funded status and disclosure elements of SFAS 158 are effective for fiscal years ending after December 15, 2006 (as of October 31, 2007 for the Company). Retrospective application of SFAS 158 is not permitted. The initial incremental recognition of the funded status under SFAS 158 reflected upon adoption in the Accumulated Other Comprehensive Income section of Stockholders’ Equity was an after-tax charge to equity of $1.9 million. SFAS 158 also requires the consistent measurement of plan assets and benefit obligations as of the date of the fiscal year-end. This measurement date element will be effective for fiscal years ending after December 15, 2008 (as of October 31, 2009 for the Company), but will not have an impact on the Company as the Company already measures the plan assets and obligations as of the end of its fiscal year. The impact of adopting the provisions of SFAS 158 on the components of the Consolidated Balance Sheet as of October 31, 2007 are as follows:

	October 31, 2007	SFAS 158	October 31, 2007
	Prior to	Adjustment	After
	Application of	Increase	Application of
	SFAS 158	(Decrease)	SFAS 158
	(In thousands)

Other assets	$15,213	$(1,433)	$13,780
Total assets	1,336,255	(1,433)	1,334,822

Accrued liabilities	$58,323	$573	$58,896
Deferred pension obligation	2,361	1,732	4,093
Deferred postretirement welfare benefits	7,372	(627)	6,745
Deferred income taxes	61,400	(1,167)	60,233
Accumulated other comprehensive income (loss)	410	(1,944)	(1,534)
Total liabilities and stockholders’ equity	1,336,255	(1,433)	1,334,822

See Note 11 of this Item 8 for additional pension and postretirement benefit information.

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
In September 2006, the FASB ratified the EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin 85-4” (EITF 06-5). The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract”. For group policies with multiple certificates or multiple policies with a group rider, the EITF also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level (i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets). The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006 (as of November 1, 2007 for the Company). The Company is currently evaluating the impact of adopting EITF 06-5 on its consolidated financial statements.
In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1) which is effective for fiscal years beginning after December 15, 2006 (as of November 1, 2007 for the Company). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company is continuing to assess FSP AUG AIR-1; however, a preliminary review indicates that the adoption will not have a material impact on the Company’s annual consolidated financial statements.
In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company had to apply the guidance of SAB 108 in connection with the preparation of its annual financial statements for the year ending October 31, 2007. The Company did not have any impact to its consolidated financial statements upon adoption of SAB 108.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its consolidated financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under this new guidance, the consolidated financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering the time value of money. This guidance also revises disclosure requirements and introduces a prescriptive annual, tabular roll-forward of unrecognized tax benefits. FIN 48 is effective for annual periods beginning after December 15, 2006 (as of November 1, 2007 for the Company). The cumulative effect of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is continuing to evaluate the impact of FIN 48 on its consolidated financial statements; however a preliminary evaluation indicates that the Company does not expect to record an additional liability in excess of $2.0 million through the Consolidated Statements of Stockholders’ Equity in the first quarter of fiscal 2008.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
2.	Short-term Investments
As of October 31, 2007, the Company has $44.8 million of short-term investments, including $40.0 million of auction rate securities and $4.8 million of commercial paper.
In the first quarter of fiscal 2007, the Company began investing in auction rate securities, which are highly liquid, variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through an auction process, typically held every 7, 28 or 35 days, creating short-term liquidity. The securities trade at par, and interest is paid at the end of each auction period. The Company limits its investments in auction rate securities to securities that carry a AAA (or equivalent) rating from a recognized rating agency and limits the amount of credit exposure to any one issuer. The auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates that are reset within a period of less than 35 days. During fiscal year 2007, the Company purchased $101.1 million of auction rate securities and sold $61.2 million of securities. Quanex’s $40.0 million investment in auction rate securities as of October 31, 2007 are AAA-rated and are backed by guaranteed student loans. The weighted average interest rate of the auction rate securities as of October 31, 2007 was 5.9%.
The Company’s commercial paper investment had a scheduled maturity in September 2007. The Company wrote down this investment to an estimated fair value of $4.8 million as of October 31, 2007 and recorded a $0.2 million impairment charge in Other, net during the fourth fiscal quarter of 2007.
The investments are classified as available-for-sale and are reported as current assets. The Company expects its short-term investments to be sold or settled within one year, regardless of legal maturity date.
3.	Acquisitions
On February 1, 2007, Quanex purchased the assets of Atmosphere Annealing, Inc. (AAI) for $58.5 million. AAI was integrated into the Company’s Vehicular Products segment. During the first quarter of fiscal 2005, the Company acquired the stock of Mikron Industries, Inc. (Mikron). The Company accounted for these acquisitions under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (SFAS 141). Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisition and the results of operations were included in the Company’s consolidated financial statements as of the respective effective dates of the acquisitions.
Below is a discussion of material acquisitions. For additional information on the goodwill and intangible assets acquired in conjunction with the AAI acquisition in fiscal 2007, see Note 4 of this Item 8.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
During the third quarter of fiscal 2005, a wholly owned subsidiary of Mikron entered into an agreement that resulted in it increasing its interest from 7.6% to 49.0% in a developing enterprise focused on the development of equipment used to manufacture vinyl windows. The increase to 49.0% ownership resulted from the reclassification of a loan receivable to an equity interest. As the loan receivable was valued at zero by Mikron prior to acquisition and by Quanex as part of the purchase price allocation, the Company continues to value the converted investment at zero as of October 31, 2007. The Company believes that the possibility of recovering anything from this equity investment in its current structure is remote.
The following table provides unaudited proforma results of operations for the twelve months ended October 31, 2005, as if Mikron had been acquired as of the beginning of fiscal year 2005. The proforma results include certain adjustments including estimated interest expense impact from the funding of the acquisition, estimated depreciation and amortization of fixed and identifiable intangible assets and estimated income taxes based upon the effective tax rate for each period. However, the proforma results presented do not include any anticipated cost savings or other synergies related to the acquisition. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

Proforma Fiscal Year Ended October 31, 2005
(In thousands, except per share amounts)
Net sales	$1,991,574
Net income	154,780
Diluted earnings per common share	$3.93
4.	Goodwill and Acquired Intangible Assets
Under SFAS 142, goodwill is no longer amortized, but is reviewed for impairment annually or more frequently if certain indicators arise. The Company performs an annual impairment test as of August 31 each year or more frequently if certain indicators arise. The August 31, 2007 and 2006 reviews of goodwill indicated that goodwill was not impaired. The August 31, 2005 impairment test revealed an impairment of the Company’s Temroc business; as Temroc was sold in January 2006, see Note 19 “Discontinued Operations” for further discussion of this impairment.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The changes in the carrying amount of goodwill for the two years ended October 31, 2007 are as follows (in thousands):

			Aluminum
		Engineered	Sheet
	Vehicular	Building	Building
	Products	Products	Products	Consolidated

Balance at October 31, 2005	$—	$175,952	$20,389	$196,341
Effect of foreign currency		9	—	9

Balance at October 31, 2006	$—	$175,961	$20,389	$196,350
Acquisitions	6,680	—	—	6,680
Effect of foreign currency	—	35	—	35

Balance at October 31, 2007	$6,680	$175,996	$20,389	$203,065

On February 1, 2007, Quanex purchased the assets of AAI resulting in the addition of $6.7 million of goodwill, all of which is expected to be deductible for tax purposes.
Intangible assets consist of the following (in thousands):

	As of October 31, 2007		As of October 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Patents	$25,877	$11,087	$25,877	$7,618
Trademarks and trade names	38,230	5,409	37,930	3,705
Customer relationships	40,991	5,663	23,691	3,453
Non-compete agreements	—	—	250	237
Other intangibles	1,601	1,226	1,201	851

Total	$106,699	$23,385	$88,949	$15,864

Intangible assets not subject to amortization:
Trade name	$2,200		$2,200
Trade names and customer relationships as of October 31, 2007 include $0.3 million and $17.3 million, respectively, of gross carrying amount related to the acquisition of AAI during the second quarter of 2007. The intangible assets are being amortized over the period they are expected to contribute to the future cash flows of the Company; specifically, the AAI trade name and customer relationships are being amortized over an estimated useful life of 20 years. No residual value is estimated for the intangible assets.
The aggregate amortization expense for intangibles for the years ended October 31, 2007, 2006, and 2005 is $7.8 million, $7.1 million and $6.7 million, respectively. Estimated amortization expense for the next five years for existing intangibles, including AAI intangible assets, follows (in thousands):

Fiscal Years Ending	Estimated
October 31,	Amortization

2008	$6,737
2009	4,850
2010	4,772
2011	4,697
2012	$4,672

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5.	Earnings per Share
The computational components of basic and diluted earnings per share from continuing operations are as follows (shares and dollars in thousands except per share amounts):

	For the Year Ended October 31, 2007
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount

Basic earnings per share	$134,622	36,982	$3.64

Effect of dilutive securities:
Common stock equivalents arising from settlement of contingent convertible debentures	—	1,960
Common stock equivalents arising from stock options	—	377
Restricted stock	—	60
Common stock held by rabbi trust	—	130

Diluted earnings per share	$134,622	39,509	$3.41

	For the Year Ended October 31, 2006
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount

Basic earnings per share	$160,313	37,479	$4.28

Effect of dilutive securities:
Common stock equivalents arising from settlement of contingent convertible debentures	1,969	1,642
Common stock equivalents arising from stock options	—	396
Restricted stock	—	61
Common stock held by rabbi trust	—	130

Diluted earnings per share	$162,282	39,708	$4.09

	For the Year Ended October 31, 2005
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount

Basic earnings per share	$177,233	37,772	$4.69

Effect of dilutive securities:
Common stock equivalents arising from settlement of contingent convertible debentures	1,953	1,326
Common stock equivalents arising from stock options	—	566
Restricted stock	—	15
Common stock held by rabbi trust	—	130

Diluted earnings per share	$179,186	39,809	$4.50

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The computation of diluted earnings per share excludes outstanding options in periods where inclusion of such options would be anti-dilutive in the periods presented. Options to purchase 0.3 million shares of common stock were outstanding as of October 31, 2006 but were not included in the computation of diluted earnings per share for the year ended October 31, 2006 as the options’ exercise price was greater than the average market price of the common stock during those periods. All options were dilutive for fiscal 2007.
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
6.	Inventories
Inventories consist of the following:

	October 31,
	2007	2006
	(In thousands)

Raw materials	$35,271	$32,050
Finished goods and work in process	94,510	93,258

	129,781	125,308
Supplies and other	22,404	17,480

Total	$152,185	$142,788

The values of inventories are based on the following accounting methods:

	October 31,
	2007	2006
	(In thousands)

LIFO	$53,543	$59,510
FIFO	98,642	83,278

Total	$152,185	$142,788

With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $57.3 million and $47.4 million at October 31, 2007 and 2006, respectively. During fiscal 2007 and fiscal 2006, there were LIFO liquidations that resulted in a reduction of the LIFO reserve (credit to cost of sales) of approximately $1.6 million and $0.8 million, respectively. The LIFO liquidations, which are included in the LIFO reserve amounts ($57.3 million in 2007 and $47.4 million in 2006), reduced the amount of expense recognized in the respective years compared to what would have been recognized had there been no liquidations.
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

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
7.	Property, Plant and Equipment
Property, plant and equipment consist of the following:

	October 31,
	2007	2006
	(In thousands)

Land and land improvements	$28,296	$27,463
Buildings and building improvements	169,346	158,655
Machinery and equipment	872,559	821,366

Depreciable property, plant and equipment	1,070,201	1,007,484
Construction in progress	15,368	32,733

	1,085,569	1,040,217
Less: accumulated depreciation and amortization	(659,537)	(608,159)

Property, plant and equipment, net	$426,032	$432,058

The Company had commitments for the purchase or construction of capital assets amounting to approximately $12.7 million at October 31, 2007.
8.	Accrued Liabilities
Accrued liabilities consist of the following:

	October 31,
	2007	2006
	(In thousands)

Payroll, payroll taxes and employee benefits	$25,605	$27,718
Accrued insurance and workers compensation	7,601	6,103
Sales allowances	5,867	7,835
Environmental	2,894	2,591
Deferred compensation and non-employee director retirement	717	420
Pension and postretirement	573	92
Other	15,639	10,184

Accrued liabilities	$58,896	$54,943

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9.	Income Taxes
Income taxes are provided on taxable income at the statutory rates applicable to such income.
Income tax expense (benefit) consists of the following:

	Years Ended October 31,
	2007	2006	2005
	(In thousands)
Current:
Federal	$71,045	$76,140	$100,679
State	7,190	7,194	6,033
Foreign	129	85	119

	78,364	83,419	106,831
Deferred:	(5,922)	7,084	(438)

Income tax expense	72,442	90,503	106,393
Income taxes from discontinued operations	—	(44)	(1,066)

	$72,442	$90,459	$105,327

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s net deferred tax liability are as follows:

	October 31,
	2007	2006
	(In thousands)
Deferred tax liabilities:
Property, plant and equipment	$46,640	$50,107
Intangibles	22,720	20,524
Contingent interest	5,440	5,867

	74,800	76,498

Deferred tax assets:
Postretirement benefit obligation	(2,746)	(3,104)
Other employee benefit obligations	(14,524)	(9,594)
Environmental accruals	(3,883)	(4,253)
Inventory	(618)	(1,168)
Capital loss carryforward	(4,870)	(5,119)
Other	(4,700)	(4,408)

	(31,341)	(27,646)
Valuation allowance	4,870	5,119

	(26,471)	(22,527)

Net deferred tax liability	$48,329	$53,971

Deferred income tax liabilities, non-current	$60,233	$66,189
Deferred income tax assets, current	(11,904)	(12,218)

Net deferred tax liability	$48,329	$53,971

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for the following reasons:

	Years Ended October 31,
	2007	2006	2005
	(In thousands)

Income tax expense at statutory tax rate	$72,472	$87,786	$99,269
Increase (decrease) in taxes resulting from:
State income taxes, net of federal effect	4,625	5,054	6,889
U.S. tax benefit for manufacturing	(2,032)	(2,415)	—
Change in deferred tax rate	(2,459)	—	—
Other items, net	(164)	78	235

	$72,442	$90,503	$106,393

Effective Tax Rate	35.0%	36.1%	37.5%
The change in the deferred tax rate is the result of an overall review of the rate given the changes in state income tax laws. The Internal Revenue Service completed an audit of the 2004 tax year with no material adjustments proposed. The Company has a case in Tax Court regarding the disallowance of a capital loss realized in 1997 and 1998. Adequate provision has been made for this contingency and the Company believes the outcome of the case will not have a material adverse impact on its financial position or results of operations. See Note 18 for further explanation.
10.	Long-Term Debt and Financing Arrangements
Long-term debt consists of the following:

	October 31,
	2007	2006
	(In thousands)

Credit Facility	$—	$—
2.50% Convertible Senior Debentures due 2034	125,000	125,000
City of Richmond, Kentucky Industrial Building Revenue Bonds	2,500	5,000
6.50% City of Huntington, Indiana Economic Development Revenue Bonds principle due 2010	—	1,665
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	1,400	1,600
Capital lease obligations and other	115	136

Total debt	$129,015	$133,401
Less maturities due within one year included in current liabilities	126,464	2,721

Long-term debt	$2,551	$130,680

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

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Proceeds from the Credit Facility may be used to provide availability for working capital, capital expenditures, permitted acquisitions and general corporate purposes. Historically, the Company used the former bank agreement to provide initial funding for acquisitions, including Mikron in fiscal 2005.
The Credit Facility includes two primary financial covenants including a maximum leverage test and minimum interest coverage test. Additionally, there are certain limitations on additional indebtedness, asset or equity sales, and acquisitions. Distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default. As of October 31, 2007, the Company was in compliance with all current Credit Facility covenants. The Company had no borrowings under the Credit Facility as of October 31, 2007 or October 31, 2006. The aggregate availability under the Credit Facility was $339.2 million at October 31, 2007, which is net of $10.8 million of outstanding letters of credit.
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
The Debentures are convertible into shares of Quanex common stock, upon the occurrence of certain events, at an adjusted conversion rate of 39.2978 shares of common stock per $1,000 principal amount of notes. This conversion rate is equivalent to an adjusted conversion price of $25.45 per share of common stock, subject to adjustment in some events such as a common stock dividend or an increase in the cash dividend. Adjustments to the conversion rate are made when the cumulative adjustments exceed 1% of the conversion rate. After the scheduled dividend payment in December 2007, the cumulative adjustments are expected to exceed 1% which will lead to the conversion rate increasing by slightly more than 1%. In January 2005, the Company announced that it had irrevocably elected to settle the principal amount of the Debentures in cash when they become convertible and are surrendered by the holders thereof. The Company retains its option to satisfy any excess conversion obligation (stock price in excess of conversion price) with either shares, cash or a combination of shares and cash. Based on the provisions of EITF Issue No. 01-6 "The Meaning of Indexed to a Company’s Own Stock” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock", the conversion feature of the Debenture is not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and accordingly has not been bifurcated and accounted for separately as a derivative under SFAS 133.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Debentures are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of the Company’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the previous fiscal quarter is more than 120% of the conversion price per share of the Company’s common stock on such last trading day; (ii) if the Company calls the Debentures for redemption; or (iii) upon the occurrence of certain corporate transactions, as defined. Upon conversion, the Company has the right to deliver common stock, cash or a combination of cash and common stock. The Company may redeem some or all of the Debentures for cash any time on or after May 15, 2011 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on May 15, 2011, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Excluding the first fiscal quarter of fiscal 2007, the Debentures have been convertible effective May 1, 2005 and continue to be convertible though the quarter ending January 31, 2008, as the closing price of the Company’s common stock exceeded the contingent conversion price during the applicable periods as described in (i) above. The Company has classified the Debentures as current as of October 31, 2007 as it is reasonably expected that the Debentures will be settled within twelve months.
Other Debt Instruments
The City of Richmond, Kentucky Industrial Building Revenue Bonds were obtained as part of the acquisition of Mikron. These bonds are due in annual installments through October 2020. Interest is payable monthly at a variable rate. The average rate during fiscal 2007 and fiscal 2006 was 3.7% and 3.4%, respectively. These bonds are secured by the land, building and certain equipment of the Mikron East facility located in Richmond, Kentucky. In addition, a $2.5 million letter of credit under the Credit Facility serves as a conduit for making the scheduled payments.
In June 1999, the Company borrowed $3.0 million through Scott County, Iowa Variable Rate Demand Industrial Waste Recycling Revenue Bonds Series 1999. The bonds require 15 annual principal payments of $200,000 beginning on July 1, 2000. The variable interest rate is established by the remarketing agent based on the lowest weekly rate of interest that would permit the sale of the bonds at par, on the basis of prevailing financial market conditions. Interest is payable on the first business day of each calendar month. Interest rates on these bonds during fiscal 2007 have ranged from 3.4% to 4.1%. These bonds are secured by a Letter of Credit.
The Company’s 6.50% City of Huntington, Indiana Economic Development Revenue Bonds were scheduled to mature in August 2010. On August 1, 2007, the Company elected to prepay these bonds without penalty as permitted by the indenture. Principal at payoff was $1.7 million.
Additional Debt Disclosures
The Company’s consolidated debt had a weighted average interest rate of 2.5% and 2.6% as of October 31, 2007 and October 31, 2006, respectively. Approximately 97% and 95% of the total debt had a fixed interest rate at October 31, 2007 and 2006, respectively. As of October 31, 2007, the Company has $13.2 million in letters of credit and corporate guarantees, of which $10.8 million in letters of credit fall under the Credit Facility sublimit.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Aggregate maturities of long-term debt at October 31, 2007, are as follows (in thousands):

2008	$126,464
2009	363
2010	312
2011	311
2012	310
Thereafter	1,255

Total	$129,015

11.	Pension Plans and Other Postretirement Benefits
The Company has a number of retirement plans covering substantially all employees. The Company provides both defined benefit and defined contribution plans. In general, the plant or location of his/her employment determines an employee’s coverage for retirement benefits.
On October 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158. See Note 1 for additional information regarding the impact of the adoption of SFAS 158.
Defined Benefit Plans
The Company has non-contributory, single employer defined benefit pension plans that cover substantially all non-union employees and union employees in Vehicular Products. For participants prior to January 1, 2007, these defined benefit pension plans pay benefits to employees at retirement using formulas based upon years of service and either compensation rates near retirement or a flat dollar multiplier, as applicable.
Effective January 1, 2007, the Company amended one of its defined benefit pension plans to reflect a new cash balance formula for all new salaried employees hired on or after January 1, 2007 and for any non-union employees who were not participating in a defined benefit plan prior to January 1, 2007. All new salaried employees and many of the employees converted from other defined contribution plans are eligible to receive credits equivalent to 4% of their annual eligible wages, while some of the employees involved in the conversion were “grandfathered” and are eligible to receive credits ranging up to 6.5% based upon the amount they received prior to the conversion. Additionally, every year the participants will receive an interest related credit on their respective balance equivalent to the prevailing 30-year Treasury rate. As previously discussed, benefits for participants in this plan prior to January 1, 2007 are based on a more traditional formula for retirement benefits.
The Company also provides certain healthcare and life insurance benefits for eligible retired employees employed prior to January 1, 1993. Certain employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The Company continues to fund benefit costs on a pay-as-you-go basis. For fiscal year 2007, the Company made benefit payments totaling $0.4 million, compared to $0.6 million and $0.7 million in fiscal 2006 and 2005, respectively.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. This Act introduces a Medicare prescription-drug benefit beginning in 2006 as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. Management has concluded that the Company’s plans are at least “actuarially equivalent” to the Medicare benefit. The Company has not included the federal subsidy from the Act for those eligible. The impact to net periodic benefit cost and to benefits paid did not have a material impact on the consolidated financial statements.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Funded Status and Net Periodic Benefit Cost
The funded status of the defined benefit pension plans and other retiree benefit plans at the respective year-ends was as follows:

	Pension		Postretirement
	Benefits		Benefits
	October 31,
	2007	2006	2007	2006
	(In thousands)

Change in Benefit Obligation
Benefit obligation at beginning of year(1)	$75,543	$69,593	$7,724	$8,099
Service cost	8,082	4,855	67	79
Interest cost	4,489	4,073	425	416
Amendments	—	—	(49)	—
Actuarial loss (gain)	(4,660)	(862)	(494)	(250)
Benefits paid	(1,621)	(1,416)	(355)	(620)
Administrative expenses	(994)	(700)	—	—

Benefit obligation at end of year(1)	$80,839	$75,543	$7,318	$7,724

Change in Plan Assets
Fair value of plan assets at beginning of year	$69,432	$47,394
Actual return on plan assets	10,475	8,197
Employer contributions	508	15,957
Benefits paid	(1,621)	(1,416)
Administrative expenses	(994)	(700)

Fair value of plan assets at end of year	$77,800	$69,432

Funded Status	$(3,039)	$(6,111)	$(7,318)	$(7,724)

(1)	For the pension benefit plans, the benefit obligation is the projected benefit obligation. For other retiree benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

	Pension		Postretirement
	Benefits		Benefits
	October 31,
	2007	2006	2007	2006
	(In thousands)

Reconciliation of Funded Status
Funded status at end of year	$(3,039)	$(6,111)	$(7,318)	$(7,724)
Unrecognized prior service cost (credit)	n/a	1,178	n/a	(363)
Unrecognized net actuarial loss (gain)	n/a	11,856	n/a	787

Net amount recognized	$(3,039)	$6,923	$(7,318)	$(7,300)

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Pension		Postretirement
	Benefits		Benefits
	October 31,
	2007	2006	2007	2006
	(In thousands)
Amounts Recognized in the Consolidated Balance Sheet:
Other assets	$1,054	$5,059	$—	$—
Accrued liabilities	—	(92)	(573)	—
Pension obligation / postretirement benefit	(4,093)	(1,115)	(6,745)	(7,300)
Minimum pension liability	—	3,071	—	—

Net amount recognized	$(3,039)	$6,923	$(7,318)	$(7,300)

Amounts Recognized in Accumulated Other Comprehensive Income (pretax):
Net actuarial (gain) loss	$2,187	n/a	$293	n/a
Net prior service cost (credit)	978	n/a	(347)	n/a
Net transition obligation (asset)	—	n/a	—	n/a

Total	$3,165	n/a	$(54)	n/a

The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The accumulated benefit obligations of the Company’s pension plans as of the measurement dates in 2007 and 2006 were $70.1 million and $65.3 million, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were:

	October 31,
	2007	2006
	(In thousands)

Projected benefit obligation	$1,783	$20,436
Accumulated benefit obligation	1,783	20,436
Fair value of plan assets	1,655	19,314
Components of the net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	October 31,
	2007	2006	2005	2007	2006	2005
	(In thousands)

Service cost	$8,082	$4,855	$4,439	$67	$79	$84
Interest cost	4,489	4,073	3,645	425	416	429
Expected return on plan assets	(5,826)	(4,436)	(3,669)	—	—	—
Amortization of unrecognized transition asset	—	—	(50)	—	(58)	(58)
Amortization of unrecognized prior service cost	201	200	201	(65)	—	—
Amortization of unrecognized net loss	359	960	946	—	—	—

Net periodic benefit cost	$7,305	$5,652	$5,512	$427	$437	$455

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The amount of prior service cost and net actuarial gain for the defined benefit pension plans that is expected to be amortized from accumulated other comprehensive income and reported as a component of net periodic benefit cost during fiscal 2008 is $199 thousand and $9 thousand, respectively. The amount of prior service cost for the other retiree benefit plans that is expected to be amortized from accumulated other comprehensive income and reported as a component of net periodic benefit cost during fiscal 2008 is $67 thousand.
Measurement Date and Assumptions
The Company uses an October 31 measurement date for its defined benefit plans. The Company determines its actuarial assumptions on an annual basis. The assumptions for the pension benefit and postretirement benefits calculations, as well as assumed health care cost trend rates, for the years ended October 31, are as follows:

	Pension Benefits			Postretirement Benefits
	October 31,
	2007	2006	2005	2007	2006	2005

Weighted average assumptions to determine benefit obligation at year-end:
Discount rate	6.40%	5.98%	5.75%	6.40%	5.98%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	n/a	n/a	n/a

Weighted average assumptions to determine net periodic benefit costs:
Discount rate	5.98%	5.75%	5.75%	5.98%	5.98%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	n/a	n/a	n/a

Health care cost trend rate assumed for next year	n/a	n/a	n/a	7.9%	9.0%	10.0%
Ultimate trend rate	n/a	n/a	n/a	4.5%	4.5%	5.0%
Year rate reaches ultimate trend rate	n/a	n/a	n/a	2011	2011	2011

The discount rate is used to calculate the present value of the projected benefit obligation for pension benefits and the accumulated postretirement benefit obligation for postretirement benefits. The rates are determined based on high-quality fixed income securities that match the duration of expected benefit payments. The company uses a portfolio of high quality corporate bonds (i.e. rated Aa- or better) that match the duration of the expected benefit payments to establish the discount rate for this assumption.
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

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The health care cost trend rate represents the Company’s expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date. Our projection for fiscal year 2008 is an increase in health care costs of 7.9%. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 4.5% percent by fiscal year 2011 and remain at that level thereafter.
Postretirement plan assumptions reflect our historical experience and our best judgments regarding future expectations. Assumed health care cost trend rates could have an effect on the amounts reported for post retirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects as of October 31, 2007:

	One	One
	Percent	Percent
	Increase	Decrease
	(In thousands)

Effect on total service and interest cost components	$9	$(8)
Effect on postretirement benefit obligation	164	(149)
Plan Assets
The Company’s target allocation for the year ending October 31, 2007 and actual asset allocation by asset category as of October 31, 2007 and 2006 are as follows:

		Actual Allocation at
		October 31,
	Target
	Allocation	2007	2006

Equity securities	70.0%	70.0%	70.5%
Debt securities	30.0%	30.0%	29.5%
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
Expected Benefit Payments and Funding
The Company’s pension funding policy is generally to make the minimum annual contributions required by applicable regulations. In fiscal 2007, the Company made voluntary pension contributions in excess of the minimum contribution totaling $0.3 million towards the 2006 plan year. In fiscal 2006, the Company made voluntary pension contributions in excess of the minimum contribution totaling $13.0 million towards the 2005 plan year. After taking into account recent voluntary contributions, the minimum pension contribution required to be made during fiscal 2008 for the 2007 plan year is $9.0 thousand.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Management’s best estimate of its cash requirements for the pension benefit plans and postretirement benefit plans for the year ending October 31, 2008 is $0.4 million and $0.6 million, respectively. For the pension benefit plans, this is comprised of expected contributions to the plan, whereas for postretirement benefit plans, this is comprised of expected contributions that will be used directly for benefit payments. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, the Company takes into consideration its business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ greatly from current estimates.
Total benefit payments expected to be paid to participants, which include payments funded from the Company’s assets, as discussed above, as well as payments paid from the plans are as follows:

	Pension	Postretirement
Years Ended October 31,	Benefits	Benefits
	(In thousands)
Expected Benefit Payments
2008	$2,104	$573
2009	2,690	590
2010	3,320	589
2011	4,000	597
2012	4,732	609
2013 - 2017	$35,646	$3,019
Defined Contribution Plans
The Company also has defined contribution plans to which both employees and the Company make contributions. The Company contributed approximately $5.0 million, $6.2 million and $6.4 million to these plans in fiscal 2007, 2006 and 2005, respectively. At October 31, 2007, assets of the defined contribution plans included shares of the Company’s common stock with a market value of approximately $18.1 million, which represented approximately 6.9% of the total fair market value of the assets in the Company’s defined contribution plans.
Other
Quanex has a Supplemental Benefit Plan covering certain key officers of the Company. Earned vested benefits under the Supplemental Benefit Plan were approximately $4.2 million, $4.5 million and $1.4 million at October 31, 2007, 2006 and 2005, respectively. The Company intends to fund these benefits with life insurance policies valued at $29.9 million as of October 31, 2007. The Company also has a non-qualified Deferred Compensation Plan covering members of the Board of Directors and certain key employees of the Company. Earned vested benefits under the Deferred Compensation Plan were approximately $6.8 million, $6.0 million and $7.8 million at October 31, 2007, 2006 and 2005, respectively.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.	Industry Segment Information
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies, with the exception of the inventory valuation method. The Company measures its inventory at the segment level on a FIFO basis, however at the consolidated Company level, nearly half of the inventory is measured on a LIFO basis. The LIFO reserve is computed on a consolidated basis as a single pool and is thus treated as a corporate expense. See Note 6 to the financial statements for more information. LIFO inventory adjustments along with corporate office charges and intersegment eliminations are reported as Corporate, Intersegment Eliminations or Other. The Company accounts for intersegment sales and transfers as though the sales or transfers were to third parties, that is, at current market prices. Corporate assets primarily include cash and equivalents and cash surrender value of life insurance policies partially offset by the Company’s consolidated LIFO inventory reserve.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended October 31, 2007, 2006 and 2005, no one customer represented 10% or more of the consolidated net sales of the Company. Following is selected segment information.

	For the Years Ended October 31,
	2007(3)	2006(3)	2005(3)
	(In thousands)

Net Sales:
Vehicular Products(1)	$1,085,047	$988,799	$1,017,188
Engineered Building Products(2)	457,764	524,625	487,578
Aluminum Sheet Building Products	524,215	539,773	484,112
Intersegment Eliminations	(18,005)	(20,625)	(19,871)

Consolidated	$2,049,021	$2,032,572	$1,969,007

Depreciation and Amortization:
Vehicular Products(1)	$39,049	$34,075	$32,700
Engineered Building Products(2)	27,922	26,927	22,429
Aluminum Sheet Building Products	9,829	9,796	10,028
Corporate	240	276	244

Consolidated	$77,040	$71,074	$65,401

Operating Income (Loss):
Vehicular Products(1)	$132,723	$154,571	$190,667
Engineered Building Products(2)	43,814	52,540	59,207
Aluminum Sheet Building Products	65,732	82,177	72,225
Corporate & Other	(39,329)	(37,894)	(29,324)

Consolidated	$202,940	$251,394	$292,775

Capital Expenditures:
Vehicular Products(1)	$18,467	$45,189	$22,704
Engineered Building Products(2)	9,816	20,980	20,867
Aluminum Sheet Building Products	6,102	5,971	6,944
Corporate & Other	11	122	277

Consolidated	$34,396	$72,262	$50,792

Identifiable Assets:
Vehicular Products(1)	$533,641	$473,133	$425,536
Engineered Building Products(2)	444,677	464,605	468,737
Aluminum Sheet Building Products	162,139	169,253	162,131
Corporate, Intersegment Eliminations & Other	194,365	95,161	47,024
Discontinued Operations(3)	—	—	11,350

Consolidated	$1,334,822	$1,202,152	$1,114,778

(1)	Fiscal 2007 includes MACSTEEL Atmosphere Annealing as of February 1, 2007.

(2)	Fiscal 2005 includes Mikron as of December 9, 2004.

(3)	Temroc, Piper Impact and Nichols Aluminum — Golden are included in discontinued operations for all periods.
Net Sales by Product Information
Reportable segment net sales separately reflect revenues for each group of similar products and services. The Vehicular Products segment sells engineered steel bars, while the Engineered Building Products segment sells window and door components and the Aluminum Sheet Building Products segment sells aluminum mill sheet products.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Geographic Information
Operations of the Company and all identifiable assets are located in the United States. Net sales by geographic region are attributed to countries based on the location of the customer and are as follows:

	Years Ended October 31,
	2007	2006	2005
	(In thousands)
Net Sales
United States	$1,871,299	$1,898,447	$1,867,648

Mexico	72,212	58,481	44,097
Canada	91,485	65,701	45,652
Asian countries	7,874	6,084	5,026
European countries	4,638	2,367	5,604
Other foreign countries	1,513	1,492	980

Total foreign	177,722	134,125	101,359

Total net sales	$2,049,021	$2,032,572	$1,969,007

13.	Stockholders’ Equity
The Company’s authorized capital stock consists of 100,000,000 shares of Common Stock, par value $0.50 per share, and 1,000,000 shares of Preferred Stock, no par value, as of October 31, 2007. As of October 31, 2007 and 2006, there were no shares of Preferred Stock issued or outstanding.
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

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Board adopted a resolution on November 18, 2007 to provide that the transactions contemplated by the Gerdau Merger Agreement would not trigger the issuance of the Rights as described above. Furthermore, the Rights Agreement will terminate and the rights will expire immediately before the closing of the Gerdau Merger.
As a result of the Rights distribution, 150,000 of the 1,000,000 shares of authorized Preferred Stock have been reserved for issuance as Series A Junior Participating Preferred Stock.
14.	Stock Repurchase Program and Treasury Stock
On December 5, 2002, the Board of Directors approved a program to purchase up to a total of 2.25 million shares of its common stock in the open market or in privately negotiated transactions. On August 26, 2004, after the Company repurchased 986,850 shares during fiscal 2003, the Board of Directors authorized the Company to reload its stock buyback program, increasing the existing authorization back up to 2.25 million shares. By October 31, 2004, all of the shares in treasury stock were used through stock option exercises and other compensation plans. There were no treasury shares purchased during fiscal 2004 and 2005 and at October 31, 2004 and 2005, there were no shares in treasury stock.
On August 24, 2006, the Board of Directors approved an additional increase of 2.0 million shares to the existing program. The Company purchased 1,573,950 treasury shares for $58.3 million in fiscal 2006. During fiscal year 2006 and 2007, the number of shares in treasury was reduced to 1,200,617 and 981,117, respectively, primarily as a result of stock option exercises. As of October 31, 2007, the remaining shares authorized for repurchase in the program was 2,676,050.
15.	Stock-Based Compensation
In the first quarter of fiscal 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment” (SFAS 123R). SFAS 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements beginning as of November 1, 2005.
The Company has stock option, restricted stock, and restricted stock unit (RSU) plans which provide for the granting of stock options, common shares or RSUs to key employees and non-employee directors. The Company’s practice is to grant options and restricted stock or RSUs to directors on October 31st of each year, with an additional grant of options to each director on the date of his or her first anniversary of service. Additionally, the Company’s practice is to grant options and restricted stock to employees at the Company’s December board meeting and occasionally to key employees on their respective dates of hire. The exercise price of the option awards is equal to the closing market price on these pre-determined dates. The following table shows a summary of information with respect to stock option, restricted stock, and RSU compensation for 2007 and 2006 and restricted stock compensation for 2005, which are included in the consolidated statements of income for those respective periods:

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended October 31,
	2007	2006	2005
	(In thousands)
Total pretax stock-based compensation expense included in net income	$6,036	$5,298	$946
Income tax benefit related to stock-based compensation included in net income	$2,257	$1,960	$355
The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the fiscal years 2007, 2006, and 2005. Cash received from option exercises for the years ended October 31, 2007, 2006 and 2005 was $3.6 million, $6.7 million and $8.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises and lapses on restricted stock totaled $1.6 million, $5.0 million and $5.8 million for years ended October 31, 2007, 2006 and 2005, respectively.
The Company generally issues shares from treasury, if available, to satisfy stock option exercises. If there are no shares in treasury, the Company issues additional shares of common stock.
Restricted Stock Plans
Under the Company’s restricted stock plans, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted shares at October 31, 2007, and changes during the year ended October 31, 2007, is presented below:

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share

Nonvested at October 31, 2006	124,785	$27.71
Granted	42,850	37.55
Vested	(54,225)	22.98
Forfeited	—	—

Nonvested at October 31, 2007	113,410	$34.33

The weighted-average grant-date fair value of restricted stock granted during the years ended October 31, 2007, 2006 and 2005 was $37.55, $40.50 and $27.33, respectively. The total fair value of restricted stock vested during the years ended October 31, 2007, 2006 and 2005 was $1.2 million, $0.1 million and $0.4 million, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $1.0 million as of October 31, 2007. That cost is expected to be recognized over a weighted-average period of 1.7 years.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Valuation of Stock Options under SFAS 123R
Under SFAS 123R, the Company continues to use the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. However, the Company has applied the expanded guidance under SFAS 123R and SAB 107 for the development of its assumptions used as inputs for the Black-Scholes-Merton option pricing model for grants beginning November 1, 2005. Expected volatility is determined using historical volatilities based on historical stock prices for a period that matches the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the option’s vesting and contractual expiration dates. The expected term assumption is developed by using historical exercise data adjusted as appropriate for future expectations. Separate groups of employees that have similar historical exercise behavior are considered separately. Accordingly, the expected term range given below results from certain groups of employees exhibiting different behavior. The risk-free rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The fair value of each option was estimated on the date of grant. The following is a summary of valuation assumptions for grants during the years ended October 31, 2007, 2006 and 2005:

	Grants During the
	Years Ended October 31
	2007	2006	2005
Valuation assumptions	(SFAS 123R)	(SFAS 123R)	(SFAS 123)
Weighted-average expected volatility	36.5%	35.0%	35.2%
Expected term (in years)	4.9-5.1	4.8-5.2	5.0
Risk-free interest rate	4.4%	4.5%	3.5%
Expected dividend yield over expected term	1.75%	2.0%	1.5%
The weighted-average grant-date fair value of options granted during the years ended October 31, 2007, 2006 and 2005 was $12.52, $12.56 and $8.57, respectively. The increase in per share fair value of the options in 2006 compared to 2005 was primarily related to the increase in the Company’s stock price on the date of grant to an average price of approximately $40 per share in fiscal 2006 from $27 per share in fiscal 2005.
Proforma Effect Prior to the Adoption of SFAS 123R
The following table presents the proforma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation prior to the adoption of SFAS 123R during the year ending October 31, 2005 (in thousands except per share amounts).

2005

Net income, as reported	$155,160
Add: Restricted stock compensation, net of forfeitures included in reported net income, net of tax	591
Deduct: Total stock-based employee compensation (restricted stock amortization and stock option expense determined under SFAS 123 fair value based method), net of related tax effects	(2,782)

Pro forma net income	$152,969

Earnings per common share:
Basic as reported	$4.11
Basic pro forma	$4.05
Diluted as reported	$3.95
Diluted pro forma	$3.90

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Disclosures for the year ended October 31, 2007 and 2006 are not presented as the amounts are recognized in the consolidated financial statements.
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
A summary of stock option activity under the 2006 Plan during the year ended October 31, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic Value
	Shares	Per Share	Term (in years)	(000's)

Outstanding at October 31, 2006	46,578	$34.83
Granted	292,890	37.70
Exercised	(3,837)	34.19
Cancelled	(7,050)	37.47
Expired	—	—

Outstanding at October 31, 2007	328,581	$37.34	9.0	$1,264

Vested or expected to vest at October 31, 2007	300,748	$37.32	9.0	$1,163

Exercisable at October 31, 2007	37,875	$36.54	8.6	$176

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the year ended October 31, 2007 was $0.1 million. No options were exercised during fiscal year 2006.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the nonvested stock option shares under the 2006 Plan during the year ended October 31, 2007 is presented below:

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share

Nonvested at October 31, 2006	26,250	$11.54
Granted	292,890	$12.52
Vested	(21,384)	$12.65
Forfeited	(7,050)	$12.56

Nonvested at October 31, 2007	290,706	$12.42

Total unrecognized compensation cost related to stock options granted under this plan was $1.3 million as of October 31, 2007. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the years ended October 31, 2007 and 2006 was $0.3 million and $0.2 million, respectively.
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
A summary of stock option activity under the 1996 Plan and the 1997 Plan during the year ended October 31, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic Value
	Shares	Per Share	Term (in years)	(000's)

Outstanding at October 31, 2006	1,211,883	$24.71
Granted	—	—
Exercised	(150,313)	21.35
Cancelled	(7,876)	38.91
Expired	—	—

Outstanding at October 31, 2007	1,053,694	$25.08	6.1	$16,971

Vested or expected to vest at October 31, 2007	1,025,217	$24.84	6.0	$16,762

Exercisable at October 31, 2007	766,820	$21.79	5.8	$14,874

The total intrinsic value of options exercised during the years ended October 31, 2007, 2006 and 2005 was $3.7 million, $11.6 million and $15.7 million, respectively.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the nonvested stock option shares under the 1996 Plan and the 1997 Plan during the year ended October 31, 2007 is presented below:

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share

Nonvested at October 31, 2006	637,549	$9.59
Granted	—	—
Vested	(342,249)	8.64
Forfeited	(8,426)	11.63

Nonvested at October 31, 2007	286,874	$10.67

Total unrecognized compensation cost related to stock options granted under these plans was $0.6 million as of October 31, 2007. That cost is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of shares vested during the years ended October 31, 2007, 2006 and 2005 was $3.0 million, $3.4 million and $2.5 million, respectively.
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
A summary of stock option activity under this plan during the year ended October 31, 2007 is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic Value
	Shares	Per Share	Term (in years)	(000's)

Outstanding at October 31, 2006	4,500	$9.64
Granted	—	—
Exercised	(4,500)	9.64
Cancelled/Expired	—	—

Outstanding at October 31, 2007	—	$—	—	—

Vested or expected to vest at October 31, 2007	—	$—	—	—

Exercisable at October 31, 2007	—	$—	—	—

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The total intrinsic value of options exercised during the years ended October 31, 2007, 2006 and 2005 was $0.2 million, $1.2 million and $0.4 million, respectively.
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
A summary of stock option activity under this plan during the year ended October 31, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic Value
	Shares	Per Share	Term (in years)	(000's)

Outstanding at October 31, 2006	63,000	$13.36
Granted	—	—
Exercised	(18,000)	11.06
Cancelled/Expired	—	—

Outstanding at October 31, 2007	45,000	$14.29	4.0	$1,211

Vested or expected to vest at October 31, 2007	45,000	$14.29	4.0	$1,211

Exercisable at October 31, 2007	45,000	$14.29	4.0	$1,211

The total intrinsic value of options exercised during the years ended October 31, 2007, 2006 and 2005 was $0.7 million, $0.3 million and $0.4 million, respectively.
All stock options under this plan were vested as of October 31, 2005. Accordingly, there is no unrecognized compensation cost related to stock options granted under this plan. The total fair value of shares vested during the years ended October 31, 2005 was $26 thousand.
Restricted Stock Units
Restricted stock units (RSUs) were first awarded for the scheduled October 31, 2006 grant to non-employee directors in lieu of restricted stock. The RSUs were granted under the 2006 Plan. RSUs are not considered to be outstanding shares of common stock and do not have voting rights. Holders of RSUs receive cash for an equivalent amount of cash dividends paid on the underlying common stock. Upon the earlier of the date the individual ceases to be a board member or a change of control, each RSU is payable in cash in an amount equal to the market value of one share of the Company’s common stock. Accordingly, the RSU liability will be adjusted to fair market value at each reporting date. The Company granted 3,035 and 4,476 RSU awards in 2007 and 2006, respectively. The fair market value per share of such awards was $41.19 and $33.51 as of October 31, 2007 and 2006, respectively, and the aggregate amount charged to expense with respect to these awards was $0.2 million and $0.1 million in fiscal 2007 and 2006, respectively. The number of RSU awards outstanding as of October 31, 2007 and 2006 was 6,019 and 4,476, respectively.

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16.	Fair Value of Financial Instruments
The fair values of the Company’s financial assets approximate the carrying values reported on the consolidated balance sheet. The estimated fair value of the Company’s long-term debt was $216.1 million and $223.1 million as compared to the carrying amounts of $129.0 million and $133.4 million, as of October 31, 2007 and 2006, respectively. The fair value over carrying amounts primarily relates to the Company’s Debentures discussed in Note 10. The fair value of long-term debt was based on quotes from an industry pricing service or recent transactions.
17.	Commitments
Quanex has operating leases for certain real estate and equipment. Rental expense for the years ended October 31, 2007, 2006, and 2005 was $7.6 million, $7.6 million, and $4.7 million, respectively.
Quanex is a party to non-cancelable purchase obligations primarily for natural gas and aluminum scrap used in the manufacturing process. Amounts purchased under these purchase obligations for the years ended October 31, 2007, 2006 and 2005 were $19.0 million, $21.5 million and $16.7 million, respectively.
Future minimum payments as of October 31, 2007, by year and in the aggregate under operating leases having original non-cancelable lease terms in excess of one year and estimated non-cancellable purchase obligations with remaining terms in excess of a year as of October 31, 2007, by year and in the aggregate were as follows (in thousands):

	Operating	Purchase
	Leases	Obligations
2008	$7,723	$2,873
2009	6,045	771
2010	3,769	279
2011	1,702	—
2012	1,261	—
Thereafter	5,105	—

Total	$25,605	$3,923

18.	Contingencies
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

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Total environmental reserves and corresponding recoveries for Quanex’s current plants, former operating locations, and disposal facilities were as follows:

	October 31,	October 31,
	2007	2006
	(in thousands)

Current[1]	$2,894	$2,591
Non-current	12,738	14,186

Total environmental reserves	$15,632	$16,777

Receivable for recovery of remediation costs[2]	$5,591	$7,192

Approximately $3.4 million of the October 31, 2007 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. As discussed below, the reserve includes net present values for certain fixed and reliably determinable components of the Company’s remediation liabilities. Without such discounting, the Company’s estimate of its environmental liabilities as of October 31, 2007 and October 31, 2006 would be $17.1 million and $18.6 million, respectively. An associated $5.6 million and $7.2 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of October 31, 2007 and 2006, respectively. The change in the environmental reserve during fiscal 2007 primarily consisted of cash payments for existing environmental matters.
The Company’s Nichols Aluminum-Alabama, Inc. (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter 2006, started a phased program to treat in place free product petroleum that had been released to soil and groundwater. Based on its studies to date, which remain ongoing, the Company’s remediation reserve at NAA’s Decatur plant is $5.7 million or approximately 37% of the Company’s total environmental reserve. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of October 31, 2007, the Company expects to recover from the sellers’ shareholders an additional $5.6 million. Of that, $5.2 million is recorded in Other assets, and the balance is reflected in Prepaid and other current assets.

[1]	Reported in Accrued liabilities on the Consolidated Balance Sheets

[2]	Reported in Prepaid and other current assets and Other assets on the Consolidated Balance Sheets

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s reserve for its MACSTEEL plant in Jackson, Michigan is $5.9 million or 38% of the Company’s total environmental reserve. During fiscal 2006, the Company completed studies supporting selection of an interim remedy to address the impact on groundwater of a historical plant landfill and slag cooling and sorting operation. Based on those studies, in January 2007, the Company held a meeting with the Michigan Department of Environmental Quality to present the interim response remedy of a hydraulic barrier (sheet pile) and groundwater extraction and treatment system to prevent impacted groundwater migration. Installation of this interim response remedy began in August 2007 and is scheduled to be completed by the end of this calendar year. The primary component of the reserve is for the estimated cost of operating the groundwater extraction and treatment system for the interim remedy over the next 9 years. The Company has estimated the annual cost of operating the system to be approximately $0.5 million. These operating costs and certain other components of the Jackson reserve have been discounted utilizing a discount rate of 4.5% and an estimated inflation rate of 2.0%. Without discounting, the Company’s estimate of its Jackson remediation liability as of October 31, 2007 would be $6.5 million. In addition to the $5.9 million reserve, the Company anticipates incurring a total capital cost of $4.4 million to construct the sheet pile wall and install the groundwater extraction and treatment system, of which $1.3 million has been spent through October 31, 2007. Depending on the effectiveness of the interim remedy, the results of future operations, and regulatory concurrences, the Company may incur additional costs to implement a final site remedy and may pay costs beyond the nine-year time period currently projected for operation of the interim remedy.
Approximately 18% or $2.8 million of the Company’s total environmental reserve is currently allocated to cleanup work related to Piper Impact. In the fourth fiscal quarter of 2005, the Company sold the location on Highway 15 in New Albany where Piper Impact previously had operated a plant (the Highway 15 location), but as part of the sale retained environmental liability for pre-closing contamination there. The Company voluntarily implemented a state-approved remedial action plan at the Highway 15 location that includes natural attenuation together with a groundwater collection and treatment system. The Company has estimated the annual cost of operating the existing system to be approximately $0.1 million and has assumed that the existing system will continue to be effective. The primary component of the reserve is the estimated operational cost over the next 27 years, which was discounted to a net present value using a discount rate of 4.7% and an estimated inflation rate of 2.0%. The aggregate undiscounted amount of the Piper Impact remediation costs as of October 31, 2007 is $3.6 million. The Company continues to monitor conditions at the Highway 15 location and to evaluate performance of the remedy.
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

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Tax Liability
The Company has a case in Tax Court regarding the disallowance of a capital loss realized in 1997 and 1998. The Company has reserves for income tax contingencies primarily associated with this tax case as of October 31, 2007 and 2006 of $16.1 million and $13.5 million, respectively. These reserves are reported in Income taxes payable on the Consolidated Balance Sheets. Adequate provision has been made for this contingency and the Company believes the outcome of the case will not have a material impact on its financial position or results of operations.
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
The Company has asset retirement obligations at the Engineered Building Products leased facilities due to leasehold improvements constructed for our manufacturing processes. Upon lease termination, the Company may be required to remove the leasehold improvements per the lease agreements. As of October 31, 2007 and 2006 the Company has asset retirement obligations for these leasehold improvements of $0.7 million and $0.8 million, respectively, which is included in Other liabilities on the Company’s balance sheet.
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
In accordance with SFAS 144, the results of operations, financial position and cash flows of Temroc, Piper Impact and Nichols Aluminum — Golden have been reflected in the consolidated financial statements and notes as a discontinued operation for all periods presented. Temroc was sold on January 27, 2006, while Piper Impact was sold on January 25, 2005 and Nichols Aluminum-Golden was sold on September 30, 2004.
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

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
There were no assets or liabilities of discontinued operations as of October 31, 2007 or October 31, 2006.
Operating results of the discontinued operations were as follows:

	2007	2006	2005
	(In thousands)

Net sales	$—	$5,230	$27,871

Income (Loss) from discontinued operations	—	(113)	(16,602)
Loss on sale of discontinued operations	—	(61)	(6,537)
Income tax benefit (expense)	—	44	1,066

Income (loss) from discontinued operations, net of taxes	$—	$(130)	$(22,073)

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

QUANEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20.	Quarterly Results of Operations (Unaudited)
The following sets forth the selected quarterly information for the years ended October 31, 2007 and 2006.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share amounts)

2007:
Net sales	$417,641	$519,438	$554,084	$557,858
Cost of sales(1)	342,565	424,457	452,167	451,863
Depreciation and amortization(2)	16,993	17,279	16,012	18,145
Operating income	30,381	50,542	59,162	62,855
Net income	20,045	32,800	40,219	41,558
Earnings per share:
Basic earnings from continuing operations	$0.54	$0.89	$1.09	$1.12
Basic earnings	0.54	0.89	1.09	1.12

Diluted earnings from continuing operations	0.53	0.84	1.02	1.05
Diluted earnings	0.53	0.84	1.02	1.05

2006:
Net sales	$444,569	$507,236	$553,047	$527,720
Cost of sales(1)	352,084	396,541	442,789	425,985
Depreciation and amortization(2)	15,354	15,876	15,260	16,490
Operating income	54,224	68,845	69,027	59,298
Net income	33,025	42,850	45,133	39,175
Earnings per share:
Basic earnings from continuing operations	$0.88	$1.14	$1.20	$1.06
Basic earnings	0.87	1.14	1.20	1.06

Diluted earnings from continuing operations	0.85	1.07	1.14	1.03
Diluted earnings	0.84	1.07	1.14	1.03

(1)	Cost of sales excludes depreciation and amortization shown separately.

(2)	Depreciation and amortization represent depreciation and amortization directly associated with or allocated to products sold and services rendered and excludes corporate depreciation and amortization.

QUANEX CORPORATION
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Balance at	(Credited) to			Balance at
	Beginning	Costs &			End
Description	of Year	Expenses	Write-offs	Other (1)	of Year
	(In thousands)

Allowance for doubtful accounts:
Year ended October 31, 2007	$4,180	$1,146	$(1,307)	$242	$4,261
Year ended October 31, 2006	7,609	541	(4,265)	295	4,180
Year ended October 31, 2005	6,817	4,225	(3,488)	55	7,609

Inventory reserves (primarily LIFO):
Year ended October 31, 2007	$48,373	$10,463	$(451)	$60	$58,445
Year ended October 31, 2006	35,352	13,502	(456)	(25)	48,373
Year ended October 31, 2005	35,655	(191)	(362)	250	35,352

Deferred tax valuation allowance:
Year ended October 31, 2007	$5,119	$—	$—	$(249)	$4,870
Year ended October 31, 2006	—	—	—	5,119	5,119
Year ended October 31, 2005	—	—	—	—	—

(1)	In fiscal 2006 a valuation allowance was established to correspond to an offsetting deferred tax asset for a capital loss carryforward, also created in fiscal 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Quanex Corporation
Houston, TX
We have audited the internal control over financial reporting of Quanex Corporation and subsidiaries (the Company) as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2007 of the Company and our report dated December 14, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Houston, TX
December 14, 2007

PART III

Item 10.	Directors and Executive Officers of the Registrant
Pursuant to General Instruction G(3) to Form 10-K, additional information on directors and executive officers of the Registrant is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2007.

Item 11.	Executive Compensation
Pursuant to General Instruction G(3) to Form 10-K, information on executive compensation is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) to Form 10-K, information on security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2007.

Item 13.	Certain Relationships and Related Transactions
Pursuant to General Instruction G(3) to Form 10-K, information on certain relationships and related transactions is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2007.

Item 14.	Principal Accountant Fees and Services
Pursuant to General Instruction G(3) to Form 10-K, information on principal accountant fees and services is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Listing of Documents

		Page
1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	44

	Consolidated Balance Sheets	45

	Consolidated Statements of Income	46

	Consolidated Statements of Stockholders’ Equity	47

	Consolidated Statements of Cash Flow	49

	Notes to Consolidated Financial Statements	50

2.	Financial Statement Schedule

	Schedule II—Valuation and Qualifying Accounts	90

Schedules not listed or discussed above have been omitted as they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

3.	Exhibits	95

Exhibit
Number	Description of Exhibits

2.1	Asset Purchase Agreement dated July 31, 1996, among the Company, Piper Impact, Inc., a Delaware corporation, Piper Impact, Inc., a Tennessee corporation, B. F. Sammons and M. W. Robbins, filed as Exhibit 2.1 of the Company’s Report on Form 8-K (Reg. No. 001-05725), dated August 9, 1996, and incorporated herein by reference.
2.2	Stock Purchase Agreement dated April 18, 1997, by and among Niagara Corporation, Niagara Cold Drawn Corp., and Quanex Corporation filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-05725), dated May 5, 1997, and incorporated herein by reference.
2.3	Purchase Agreement dated December 3, 1997, among Quanex Corporation, Vision Metals Holdings, Inc., and Vision Metals, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-05725), dated December 3, 1997, and incorporated herein by reference.
2.4	Acquisition Agreement and Plan of Merger, dated October 23, 2000, between Quanex Corporation, Quanex Five, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and Temroc Metals, Inc., a Minnesota corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-05725), dated November 30, 2000, and incorporated herein by reference.
2.5	First Amendment to Agreement and Plan of Merger dated November 15, 2000 between Quanex Corporation, Quanex Five, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and Temroc Metals, Inc., a Minnesota corporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-05725), dated November 30, 2000 and incorporated herein by reference.
2.6	Stock Purchase Agreement dated November 21, 2003, by and among Kirtland Capital Partners II L.P., Kirtland Capital Company II LLC, Truseal Investments Ltd., the other stockholders of Truseal Technologies, Inc., and Quanex Corporation; filed as Exhibit 2.6 (Reg. No. 001-05725) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 and incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to this Stock Purchase Agreement have not been filed with this exhibit. The schedules contain various items relating to the assets of the corporation being acquired and the representations and warranties made by the parties to the agreement. The registrant agrees to furnish supplementally any omitted schedule to the SEC upon request.
2.7	Amended and Restated Asset Purchase and Sale Agreement dated December 23, 2003, by and between North Star Steel Company, MACSTEEL Monroe, Inc. (formerly Quanex Two, Inc.), and Quanex Corporation; filed as Exhibit 2.7 (Reg. No. 001-05725) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 and incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to this Amended and Restated Asset Purchase and Sale Agreement have not been filed with this exhibit. The schedules contain various items relating to the assets of the business being acquired and the representations and warranties made by the parties to the agreement. The registrant agrees to furnish supplementally any omitted schedule to the SEC upon request.

Exhibit
Number	Description of Exhibits

2.8	Merger Agreement dated effective as of December 9, 2004, by and among Quanex Corporation, Quanex Four, Inc., Mikron Industries, Inc. and the Shareholders of Mikron Industries, Inc., filed as Exhibit 2.1 (Reg. No. 001-05725) of the Registrant’s Current Report on Form 8-K, dated December 14, 2004 and incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to this Merger Agreement have not been filed with this exhibit. The schedules contain various items relating to the representations and warranties made by the parties to the Merger Agreement. The Company agrees to furnish supplementally any omitted schedule or similar attachment to the SEC upon request.
2.9	Agreement and Plan of Merger dated November 18, 2007, by and among Gerdau S.A., Gerdau Delaware, Inc. and Quanex Corporation, filed as Exhibit 2.1 (Reg. No. 001-05725) of the Registrant’s Current Report on Form 8-K, dated November 20, 2007 and incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation S-K, certain attachments to this Merger Agreement have not been filed with this exhibit. The Company agrees to furnish supplementally any omitted attachment to the SEC upon request.
3.1	Restated Certificate of Incorporation of the Registrant dated as of November 10, 1995, filed as Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1995 and incorporated herein by reference.
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant dated as of February 27, 1997, filed as Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
3.3	Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant dated as of April 15, 1999, filed as Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
3.4	Certificate of Correction of Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated as of April 16, 1999, filed as Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
3.5	Amended and Restated Bylaws of the Registrant, as amended June 1, 2005, filed as Exhibit 3.5 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2005 and incorporated herein by reference.
4.1	Form of Registrant’s Common Stock certificate, filed as Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001- 05725) for the quarter ended April 30, 1987, and incorporated herein by reference.
4.2	Indenture dated as of May 5, 2004 between Quanex Corporation and Union Bank of California, N.A. as trustee relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004.
4.3	Registration Rights Agreement dated as of May 5, 2004 among Quanex Corporation, Credit Suisse First Boston LLC, Bear, Stearns & Co. Inc., Robert W. Baird & Co. Incorporated, and KeyBanc Capital Markets relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004.

Exhibit
Number	Description of Exhibits

4.4	Third Amended and Restated Rights Agreement dated as of September 15, 2004, between the Registrant and Wells Fargo Bank, N.A. as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated September 17, 2004, and incorporated herein by reference.
4.5	Supplemental Indenture dated as of January 25, 2005 by and between the Company and Union Bank of California, N.A., as trustee, to the indenture governing the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated January 26, 2005.
4.6	Credit Agreement, dated as of September 29, 2006, between Quanex Corporation, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain lender parties, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated September 29, 2006 and incorporated herein by reference.
†10.1	Quanex Corporation Executive Incentive Compensation Plan, as amended and restated, dated October 12, 1995, filed as Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.2	Quanex Corporation 1989 Non-Employee Director Stock Option Plan, as amended, filed as Exhibit 4.4 of the Registrant’s Form S-8, Registration No. 33-35128, together with the amendment filed as Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 1995, and incorporated herein by reference.
†10.3	Amendment to the Quanex Corporation 1989 Non-Employee Director Stock Option Plan, dated December 1997, filed as Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.4	Amendment to the Quanex Corporation 1989 Non-Employee Director Stock Option Plan, dated December 9, 1999, filed as Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.5	Retirement Agreement dated as of September 1, 1992, between the Registrant and Carl E. Pfeiffer, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1992, and incorporated herein by reference.
†10.6	Stock Option Agreement dated as of October 1, 1992, between the Registrant and Carl E. Pfeiffer, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1992, and incorporated herein by reference.
†10.7	Deferred Compensation Agreement dated as of July 31, 1992, between the Registrant and Carl E. Pfeiffer, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1992, and incorporated herein by reference.
†10.8	Quanex Corporation Non-Employee Director Retirement Plan, filed as Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1994, and incorporated herein by reference.
†10.9	Amendment to Quanex Corporation Non-Employee Director Retirement Plan dated May 25, 1995, filed as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 2000 and incorporated herein by reference.

Exhibit
Number	Description of Exhibits

†10.10	Agreement to Freeze the Quanex Corporation Non-Employee Director Retirement Plan, effective December 5, 2002, filed as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2003 and incorporated herein by reference.
†10.11	Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, filed as Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1996, and incorporated herein by reference.
†10.12	Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, dated December 1997, filed as Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.13	Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, dated December 9, 1999, filed as Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.14	Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective February 23, 2000, filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 2000 and incorporated herein by reference.
†10.15	Amendment to Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective July 1, 2000 filed as Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2000 and incorporated herein by reference.
†10.16	Amendment to the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective December 5, 2002, filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2003 and incorporated herein by reference.
†10.17	Quanex Corporation Deferred Compensation Trust filed as Exhibit 4.8 of the Registrant’s Registration Statement on Form S-3, Registration No. 333-36635, dated September 29, 1997, and incorporated herein by reference.
†10.18	Amendment to Quanex Corporation Deferred Compensation Trust, dated December 9, 1999, filed as Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.19	Quanex Corporation 1997 Non-Employee Director Stock Option Plan filed as Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1997 and incorporated herein by reference.
†10.20	Amendment to Quanex Corporation 1997 Non-Employee Director Stock Option Plan, dated December 9, 1999, filed as Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.
†10.21	Agreement to Terminate the Quanex Corporation 1997 Non-Employee Director Stock Option Plan, effective December 5, 2002, filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2003 and incorporated herein by reference.

Exhibit
Number	Description of Exhibits

†10.22	Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) as amended and restated, dated October 20, 1999, filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725), for the quarter ended April 30, 2001 and incorporated herein by reference.
†10.23	Amendment to Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) dated December 9, 1999, filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725), for the quarter ended April 30, 2001 and incorporated herein by reference.
†10.24	Amendment to Quanex Corporation 1997 Key Employee Stock Plan (formerly known as the Quanex Corporation 1997 Key Employee Stock Option Plan) effective July 1, 2000, filed as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725), for the quarter ended April 30, 2001 and incorporated herein by reference.
†10.25	Amendment to the Quanex Corporation 1997 Key Employee Stock Option Plan effective October 25, 2001, filed as Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2001 and incorporated herein by reference.
†10.26	Quanex Corporation Long-Term Incentive Plan effective November 1, 2001, filed as Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2001 and incorporated herein by reference.
†10.27	Letter Agreement between Quanex Corporation and Raymond A. Jean, dated February 14, 2001, filed as Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q, (Reg. No. 001-05725) for the quarter ended January 31, 2002, and incorporated herein by reference.
10.28	Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Trailer Company dated May 1, 1963, filed as Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1998 and incorporated herein by reference.
10.29	Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated May 1, 1964, filed as Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1998 and incorporated herein by reference.
10.30	Lease Agreement between The Industrial Development Board of the City of Decatur and Fruehauf Corporation dated October 1, 1965, filed as Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1998 and incorporated herein by reference.
10.31	Lease Agreement between The Industrial Development Board of the City of Decatur (Alabama) and Fruehauf Corporation dated December 1, 1978, filed as Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1998 and incorporated herein by reference.
10.32	Assignment and Assumption Agreement between Fruehauf Trailer Corporation and Decatur Aluminum Corp. (subsequently renamed Nichols Aluminum-Alabama, Inc.) dated October 9, 1998, filed as Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1998 and incorporated herein by reference.

Exhibit
Number	Description of Exhibits

10.33	Agreement between The Industrial Development Board of the City of Decatur and Decatur Aluminum Corp. (subsequently renamed Nichols Aluminum-Alabama, Inc.) dated September 23, 1998, filed as Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1998 and incorporated herein by reference.
10.34	Lease Agreement between Cabot Industrial Properties, L.P. and Quanex Corporation dated August 30, 2002, filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 2003 and incorporated herein by reference.
†10.35	Amendment to the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan, effective as of August 25, 2005, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated August 31, 2005, and incorporated herein by reference.
†10.36	Quanex Corporation 2006 Omnibus Incentive Plan, filed as Exhibit 10.2 to the Registrants Current Report on Form 8-K (Reg. No. 001-05725) dated February 27, 2006, and incorporated herein by reference.
†10.37	Amendment to the Quanex Corporation Long Term Incentive Plan, effective January 1, 2005, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated November 21, 2006, and incorporated herein by reference
†10.38	Amendment to the Quanex Corporation Executive Incentive Compensation Plan, effective January 1, 2005, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated November 21, 2006, and incorporated herein by reference
†10.39	Amendment and Restatement of the Quanex Corporation Deferred Compensation Plan, effective January 1, 2005, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated November 21, 2006, and incorporated herein by reference
†10.40	Amendment and Restatement of the Quanex Corporation Supplemental Benefit Plan, effective January 1, 2005, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-k (Reg. No. 001-05725) dated November 21, 2006, and incorporated herein by reference.
†10.41	Amendment and Restatement of the Quanex Corporation Supplemental Salaried Employees’ Pension Plan, effective January 1, 2005, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-k (Reg. No. 001-05725) dated November 21, 2006, and incorporated herein by reference.
†10.42	Amendment and Restatement of the Nichols-Homeshield Supplemental Savings Plan, effective January 1, 2005, filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-k (Reg. No. 001-05725) dated November 21, 2006, and incorporated herein by reference.
†10.43	Form of Amended and Restated Change in Control Agreements between Quanex Corporation and certain named officers thereof, filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-k (Reg. No. 001-05725) dated November 21, 2006, and incorporated herein by reference.
†10.44	Form of Waiver and Release Agreements between Quanex Corporation and certain named officers thereof, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-k (Reg. No. 001-05725) dated November 20, 2007, and incorporated herein by reference.
*12.1	Ratio of Earnings to Fixed Charges.
*21	Subsidiaries of the Registrant.
*23	Consent of Deloitte & Touche LLP.
*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit
Number	Description of Exhibits

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).
*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management Compensation or Incentive Plan

*	Filed herewith
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

Quanex Corporation

By:	/s/ RAYMOND A. JEAN	December 14, 2007

Raymond A. Jean Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Raymond A. Jean Raymond A. Jean	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 14, 2007
/s/ Donald G. Barger, Jr. Donald G. Barger, Jr.	Director	December 14, 2007
/s/ Susan F. Davis Susan F. Davis	Director	December 14, 2007
/s/ Joseph J. Ross Joseph J. Ross	Director	December 14, 2007
/s/ Joseph D. Rupp Joseph D. Rupp	Director	December 14, 2007
/s/ Richard L. Wellek Richard L. Wellek	Director	December 14, 2007
/s/ Thomas M. Walker Thomas M. Walker	Senior Vice President—Finance Chief Financial Officer (Principal Financial Officer)	December 14, 2007
/s/ Brent L. Korb Brent L. Korb	Vice President and Controller (Principal Accounting Officer)	December 14, 2007

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

12.1	Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of Deloitte & Touche LLP.
31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.