Form 10-K/A
period 2007-10-31
QUANEX CORP
filed 2008-02-25
CIK 276889

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(do not check if a Smaller Reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates as of April 30, 2007, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $1,581,138,379. Such calculation assumes only the registrant’s officers and directors were affiliates of the registrant.
At February 21, 2008, there were outstanding 37,295,390 shares of the registrant’s Common Stock, $.50 par value.

EXPLANATORY NOTE
Quanex Corporation (“Quanex”, the “Company” or the “Registant”) hereby amends its Annual Report on Form 10-K for the fiscal year ended October 31, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2007 (the “Original 10-K”), to include the information required to be disclosed by Part III of Form 10-K. The information set forth in this Amendment No. 1 to the Original 10-K (this “Amendment”) replaces the information set forth in Part III of the Original 10-K in its entirety. This Amendment also amends the cover page of the Original 10-K to correct a typographical error related to the aggregate market value of the Company’s voting common equity held by non-affiliates as of April 30, 2007. This Amendment further amends Part II, Item 5 of the Original 10-K to provide corrected high and low sales prices of the Company’s Common Stock during each fiscal quarter within the two most recent fiscal years. No other Part, Item or section of the Original 10-K is being amended herby.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Quanex’s common stock, $.50 par value, is traded on the New York Stock Exchange, under the ticker symbol NX. The following table presents the high and low sales prices for the Company’s common stock during each fiscal quarter within the two most recent fiscal years
Quarterly Common Stock Sales Price (High & Low Price)

Quarter Ended	2007	2006

January	$39.67	$42.17
	32.91	32.41
April	44.99	49.02
	37.79	38.22
July	55.51	44.91
	42.26	33.81
October	48.27	38.09
	36.47	29.15
PART III
Item 10. Directors and Executive Officers of the Registrant
The following tables and accompanying information set forth the names of, and certain information with respect to, each of the directors, executive officers and other significant employees of the Company.

Directors. The Company’s Restated Certificate of Incorporation and Bylaws both provide that the Board of Directors shall be divided into three classes as nearly equal in number as possible, with the terms of office of the classes expiring at different times. The terms of office of Joseph J. Ross and Richard L. Wellek expire at the 2010 Annual Meeting. The terms of office of Donald G. Barger, Jr. and Raymond A. Jean expire at the 2009 Annual Meeting. The terms of office of Susan F. Davis and Joseph D. Rupp expire at the 2008 Annual Meeting.

Directors whose terms			Director
expire at the 2010 Annual Meeting	Principal Occupation	Age	Since

Joseph J. Ross	Retired since 2004 from Federal Signal Corporation, a manufacturer of safety and communications equipment and specialty vehicles (Oak Brook, Illinois)	62	2001

Richard L. Wellek	Retired since 1999 from Varlen Corporation, a manufacturer of engineered products supplying the railroad, light vehicle, and heavy duty truck markets (Naperville, Illinois)	69	2003

Directors whose terms expire at the 2009 Annual Meeting

Donald G. Barger, Jr.	Special advisor to the Chief Executive Officer of YRC Worldwide Inc. (formerly Yellow Roadway Corporation), one of the world’s largest transportation service providers (Overland Park, Kansas)	64	1995

Raymond A. Jean	Chairman of the Board, President and Chief Executive Officer, Quanex Corporation	65	2001

Directors whose terms expire at the 2008 Annual Meeting

Susan F. Davis	Executive Vice President of Human Resources of Johnson Controls, Inc., a global leader in automotive systems, battery technology and building controls (Milwaukee, Wisconsin)	54	1998

Joseph D. Rupp	Chairman, President and Chief Executive Officer of Olin Corporation, a basic materials company concentrated in chemicals and ammunition (Clayton, Missouri)	57	2007
Mr. Ross retired in January 2004 from Federal Signal Corporation. Prior to his retirement, he served as Chairman of the Board and Chief Executive Officer of Federal Signal. Mr. Ross joined Federal Signal in 1983 as its Vice President—General Counsel, assumed the role of Chief Executive Officer in 1987, and added the Chairman’s responsibilities in 1990. Mr. Ross currently serves on the board of Enodis PLC.

Mr. Wellek was Chairman of the Board of Prism Financial Corporation until June 2000. Prior to his tenure with Prism, Mr. Wellek retired as Chairman of the Board from Varlen Corporation, a manufacturer of engineered transportation products supplying the railroad, light vehicle, and heavy duty truck markets, where he served in various capacities from 1968 to 1999, including President and Chief Executive Officer and later, Chairman of the Board.
Mr. Barger is currently serving as a special advisor to the Chief Executive Officer of YRC Worldwide Inc. (formerly Yellow Roadway Corporation), one of the world’s largest transportation service providers. Previous, Mr. Barger served as Executive Vice President and Chief Financial Officer of YRC Worldwide Inc. from December 2000 through August 2007. From March 1998 to December 2000, Mr. Barger was Vice President and Chief Financial Officer of Hillenbrand Industries, a provider of services and products for the health care and funeral services industries. From 1993 to 1998, Mr. Barger was Vice President of Finance and Chief Financial Officer of Worthington Industries, Inc., a diversified steel processor. Mr. Barger currently serves on the board of Gardner Denver, Inc.
Mr. Jean joined the Company as President and Chief Executive Officer and was elected to the Board of Directors in February 2001 and elected Chairman of the Board in May 2001. Prior to joining the Company, Mr. Jean was Corporate Vice President and a member of the Board of Directors for AMSTED Industries, a diversified, privately held manufacturer of railroad, vehicular, construction, and general industrial products. Prior to joining AMSTED Industries, through its acquisition of Varlen Corporation in August 1999, Mr. Jean had served as President and Chief Executive Officer of Varlen Corporation, a leading manufacturer of engineered components for transportation markets, since 1999 and President and Chief Operating Officer since 1997. Mr. Jean currently serves on the boards of AMSTED Industries and Nicor Inc.
Ms. Davis was elected in September 2006 as Executive Vice President of Human Resources for Johnson Controls, a global leader in automotive systems, battery technology and building controls. Ms. Davis previously served as Vice President of Human Resources for Johnson Controls from 1994 to 2006, and in various positions with Johnson Controls, which she originally joined in 1983.
Mr. Rupp has been Chairman, President and Chief Executive Officer of Olin Corporation since 2005. Prior to his election as Chairman, Mr. Rupp was President and CEO of Olin from 2002 to 2005. Prior to 2002, Mr. Rupp served in various positions with Olin, which he originally joined in 1972. Olin is a $2.4 billion NYSE-traded basic materials company concentrated in chemicals and ammunition.
The Board of Directors has affirmatively determined that each of Messrs. Rupp, Ross, Wellek and Barger and Ms. Davis have no material relationship with the Company and have satisfied the independence requirements of the New York Stock Exchange. In assessing director independence, the Board of Directors considered the relationships (as a customer or supplier or otherwise) of Quanex with various companies with which such directors may be affiliated and has determined that none of these relationships could impair the independence of such directors. In making this assessment, the Board took into account the level of transactions with such companies in relationship to the Company’s and the other parties’ aggregate sales, the level of director involvement in such transactions and the ability of such directors to influence such transactions. In addition, each of such directors has met the definitions of “non-employee director” under Rule 16b-3 of the Securities and Exchange Act of 1934 and “outside director” under Section 162(m) of the Internal Revenue Code of 1986. There were no arrangements or understandings between any person and any of the directors pursuant to which such director was selected as a nominee for election at any meeting, and there are no family relationships among any of the directors or executive officers of the Company.

Executive Officers. Set forth below is certain information concerning the executive officers of the Company, each of whom serves at the pleasure of the Board of Directors. There is no family relationship between any of these individuals or any of the Company’s directors.

Name and Age	Office and Length of Service

Raymond A. Jean, 65	Chairman of the Board, President and Chief Executive Officer since 2001

Thomas M Walker, 60	Senior Vice President—Finance and Chief Financial Officer since 2006

Kevin P. Delaney, 46	Senior Vice President—General Counsel since 2005 and Secretary since 2004

John J. Mannion, 41	Vice President—Treasurer since 2004

Paul A. Hammonds, 51	Vice President—Corporate Development since 2005

Brent L. Korb, 35	Vice President—Corporate Controller since 2005

Mark A. Marcucci, 53	Vice President since 2006 and President—MACSTEEL since 2002
Mr. Jean was elected Chairman of the Board on May 22, 2001, and was named President and Chief Executive Officer of the Company on February 22, 2001. Prior to that time, Mr. Jean was Corporate Vice President of Amsted Industries, a diversified, privately held manufacturer of railroad, vehicular, building, and general industrial products, since 1999. Prior to that time, Mr. Jean was President and Chief Executive Officer of Varlen Corporation, a leading manufacturer of engineered components for transportation markets, since 1999 and President and Chief Operating Officer since 1997. Prior to that time, Mr. Jean was Group Vice President and Chief Operating Officer of Varlen since 1993 and Group Vice President since 1988.
Mr. Walker was named Senior Vice President—Finance and Chief Financial Officer on June 12, 2006. Prior to that, he was Executive Vice President and Chief Financial Officer of Alliant Energy Corporation, a multi-national utility holding company, from 1996 to 2003. Mr. Walker initially joined IES and merged two other entities into what became Alliant. Prior to that time, Mr. Walker was Executive Vice President, Chief Financial and Administrative Officer, and a member of the Board of Directors for Information Resources, Inc., a multi-national market research and software development company, from 1990 to 1995. Prior to that time, Mr. Walker was Vice President of Finance and Administration, Treasurer and Member of the Board of Directors for Praxis Biologics, a bio-pharmaceutical firm that was later acquired by American Cyanamid, from 1988 to 1990.
Mr. Delaney was promoted to Senior Vice President—General Counsel of the Company on February 24, 2005. Prior to that, he was named Vice President—General Counsel of the Company on July 23, 2003, and Secretary on February 26, 2004. Prior to that he was Chief Counsel for Trane Residential Systems, a business of American Standard Companies, a global manufacturer with market leading positions in automotive, bath and kitchen and air conditioning systems, since January 2002, Assistant General Counsel for American Standard Companies since January 2001 and Group Counsel for The Trane Company’s North American Unitary Products Group since 1997. Prior to that time, Mr. Delaney was Vice President—General Counsel with GS Roofing Products Company, Inc. from 1995 to 1997 and Senior Attorney with GTE Directories Corporation from 1991 to 1995.

Mr. Mannion was named Vice President—Treasurer of the Company on August 30, 2004, and prior to that time was Senior Director—Treasury from 2002 to 2004, and Senior Director—Financial Planning & Analysis from 1996 to 2002, for ExpressJet Airlines, a commercial airline. Prior to that time, Mr. Mannion served as Director—Corporate Finance from 1995 to 1996, and Director—Corporate Development from 1994 to 1995, for Continental Airlines. From 1992 to 1994, Mr. Mannion was Senior Financial Analyst—Financial Planning & Analysis for Northwest Airlines.
Mr. Hammonds was named Vice President—Corporate Development of the Company on February 24, 2005 and Director of Corporate Business Development on March 11, 2003. Prior to that time, Mr. Hammonds was Director, Catalog Operations and Supplier Integration for ICG Commerce Inc., a provider of electronic procurement services, since 2000. For eleven years prior to that Mr. Hammonds held positions with Grainger Industrial Supply including Product Category Director, Director of Product Process Development and Division Manager.
Mr. Korb was named Vice President—Corporate Controller of the Company on February 2, 2005 and Assistant Controller on November 24, 2003. Prior to that time, Mr. Korb was Corporate Controller & Director Business Analysis since 2003, and Manager of Business Analysis since 2001, of Resolution Performance Products, a manufacturer of specialty chemicals. From 1996 to 2001, Mr. Korb held positions at SCI Management Corporation, a provider of funeral, cremation and cemetery services, including Director International Finance & Accounting, Manager International Finance & Accounting, Manager Corporate Development, Manager Strategic Planning, and Financial Analyst.
Mr. Marcucci was named Vice President of the Company on June 1, 2006, and has been President of the Company’s MACSTEEL division since 2002. Prior to that, Mr. Marcucci served MACSTEEL as Vice President and General Manager from 2001-2002, and as Melting Superintendent, General Manager from 1991 to 2001. Before joining MACSTEEL, Mr. Marcucci was employed at Copperweld Steel Company from 1977 to 1991, where he held various technical and operating roles of increasing responsibility, including Director of Steelmaking immediately prior to his joining MACSTEEL.
Section 16(a) Beneficial Ownership Reporting Compliance
Under SEC rules, the Company’s directors, executive officers and beneficial owners of more than 10% of the Company’s equity securities are required to file periodic reports of their ownership, and changes in that ownership, with the SEC. Based solely on its review of copies of these reports and representations of such reporting persons, the Company believes that all such SEC filing requirements were satisfied during fiscal year ended October 31, 2007, except as set forth below.
Through the Quanex Corporation 401K Plan, excess contributions were returned to the plan as a result of annual discrimination testing on March 5, 2007, by Mr. Michael R. Bayles, a former executive officer of the Company, of 3.238 shares, Mr. Hammonds of 6.902 shares and by Mr. Delaney of 1.688 shares that were not reported until May 01, 2007.
Shares were acquired thru dividend reinvestment by Mr. Barger of 12.39 shares on January 8, 2007, 9.957 shares on April 4, 2007, 8.571 shares on July 5, 2007, and 8.992 shares on October 3, 2007, not reported until December 17, 2007.
Restricted Stock Units were paid out upon cessation of services as director, pursuant to the respective RSU Agreement terms, to Mr. Vincent R. Scorsone of 746 shares on February 27, 2007 and Mr. Russell M. Flaum of 746 shares on December 12, 2006, neither of which were reported until May 2, 2007.

Through the Quanex Corporation Deferred Compensation Plan, shares were acquired on December 6, 2006 by Mr. Barger of 40.95 shares, Mr. Wellek of 40.95 shares and by Ms. Davis of 40.95 shares that we not reported until December 12, 2006.
On January 8, 2007, an amended Form 4 was filed for Mr. Scorsone to restate common stock acquired on January 11, 2005, originally reported as 1,500 shares when the correct amount should have been 3,000 shares.
Committees of the Board of Directors
The standing committees of our board of directors are an audit committee, a compensation and management development committee, an executive committee and a nominating and corporate governance committee, each of which is described below.
Audit Committee
The three audit committee members are Messrs. Barger, who serves as the chairman, Ross and Wellek, each of whom satisfies the independence requirements of the NYSE, and meets the definitions of “non-employee director” under Rule 16b-3 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and “outside director” under Section 162(m) of the Internal Revenue Code of 1986. In addition, Messrs. Barger, Ross and Wellek have each been designated “audit committee financial experts” within the meaning of Item 407(d)(5)(ii) and (iii) of Regulation S-K. The audit committee operates under a written charter adopted by the board of directors which reflects standards set forth in SEC regulations and NYSE rules. The composition and responsibilities of the audit committee and the attributes of its members, as reflected in the charter, are intended to be in accordance with applicable requirements for corporate audit committees. The charter is reviewed, and amended if necessary, on an annual basis. The full text of the audit committee’s charter can be found on our website at www.quanex.com or may be obtained upon request from our Secretary.
The audit committee selects and appoints the independent public accountants to audit our financial statements and establishes the scope of, and oversees, the annual audit. The audit committee also approves any other services provided by public accounting firms. The audit committee provides assistance to the board in fulfilling its oversight responsibility to the stockholders, the investment community and others relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of our internal audit function. The audit committee also oversees our system of disclosure controls and procedures and system of internal controls regarding financial, accounting, legal compliance and ethics that management and the board have established. In doing so, it is the responsibility of the audit committee to maintain free and open communication between the audit committee and our independent auditors, the internal accounting function and management of our company.
Nominating and Corporate Governance Committee
The nominating and corporate governance committee members are Messrs. Ross, who serves as chairman, Rupp and Wellek, each of whom satisfies the independence requirements of the NYSE. The chairman of the nominating and corporate governance committee also serves as the board’s lead director. The nominating and corporate governance committee develops and maintains qualification criteria and procedures for the identification and recruitment of candidates for election to serve as directors. The committee also makes recommendations to our board of directors regarding the structure and membership of the other board committees, annually reviews director compensation and benefits and oversees annual self-evaluations of our board of directors and committees. The full text of the nominating and corporate governance committee’s charter can be found on our website at www.quanex.com or may be obtained upon request from our Secretary.

Executive Committee
The executive committee members are Messrs. Jean, who serves as chairman, Ross and Barger. When necessary, this committee acts on behalf of our board of directors between regularly scheduled meetings of the board of directors.
Compensation and Management Development Committee
The compensation and management development committee members are Ms. Davis, who serves as chairman, and Messrs. Barger and Wellek, all of whom satisfy the independence requirements of the NYSE and meet the definitions of “non-employee director” under Rule 16b-3 under the Exchange Act and “outside director” under Section 162(m) of the Internal Revenue Code of 1986. As further detailed in the compensation and management development committee’s charter, the committee’s primary responsibilities include administering our incentive compensation plans, determining compensation arrangements for all of our executive officers, making recommendations to the board of directors concerning our compensation policies and ensuring that appropriate management development and succession processes are in place. The full text of the compensation and management development committee’s charter can be found on our website at www.quanex.com or may be obtained upon request from our Secretary.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics applicable to all of our directors and employees, including our chief executive officer and chief financial officer, which is a “code of ethics” as defined by applicable SEC rules. This code is publicly available on our website at www.quanex.com or may be obtained upon request from our Secretary. If we make any amendments to this code, other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from any provisions of this code that apply to our chief executive officer or chief financial officer and relate to an element of the SEC’s “code of ethics” definition, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.
Information Regarding Certification to the NYSE and SEC
On March 2, 2007, Raymond A. Jean, the Company’s Chairman, President and Chief Executive Officer, submitted to the New York Stock Exchange (the “NYSE”) an annual certification stating that as of the date thereof he was not aware of any violation by the Company of the NYSE’s Corporate Governance listing standards, as required by Section 303A.12(a) of the NYSE’s Listed Company Manual. In the Original 10-K, the Company filed as an exhibit the certifications relating to the quality of the Company’s public disclosure, as required by Section 302 of the Sarbanes-Oxley Act and included Management’s Report on Internal Control over Financial Reporting, as required by Section 404 of the Sarbanes-Oxley Act.

Item 11. Executive Compensation
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
None of our executive officers serve as a member of the compensation committee or as a member of the board of directors of any other company of which any member of our compensation committee or board of directors is an executive officer. No member of the Company’s Compensation Committee serves, or has previously served, as an executive officer of the Company.
Compensation Discussion and Analysis
Compensation Philosophy
We strive to be a consistently high performing company. Our compensation plan and pay strategy were specifically designed to support our key business drivers, such as changes in market demand for housing and building products as measured by the profit margins of our business and returns to stockholders, and efficient management of our operations as measured by returns on capital. These business drivers will allow the Company to meet that objective and maintain a results-oriented culture. Our business is heavily influenced by changes in market demand for housing and building products. Changes in demand for our products can significantly affect the profit margins of our businesses and the returns to shareholders. Other factors that significantly affect our success include the efficient management of our operations so as to optimize the returns on capital. We have designed our incentive compensation system to take into account these key business drivers by focusing the majority of our compensation on variable pay programs, such as our annual incentive plan. Our incentive compensation programs reward executives for such key performance indicators as profitability, growth, returns on capital and relative shareholder returns. We have also established our strategy for base salaries so as to optimize the fixed components of compensation, thereby allowing our compensation costs to vary according to our performance in the market.
For example, we review the performance measures annually to make sure they are still relevant to our strategy. Several years ago when reviewing our business results, we recognized that one of the keys to improving shareholder value over time was improving our returns on invested capital in the short term. We acted on this information by making changes to our incentive compensation plan to reward participants for their performance in this area. Similarly, our performance unit incentive plan, an element of our long-term incentive program, uses a comparison to our market peers, who face the same volatile raw material pricing and industry conditions that we do, as one of the most important indicators of our success or failure. Thus, relative return to shareholders versus that of peers is one of the key performance measures under the performance unit incentive plan. Our target performance goal is set so that we must outperform 60% of our peers in order for any recipient to earn a target award.
The objective of our compensation program for executives is:
•	To provide competitive total compensation opportunity to our executives

•	To attract executives who are qualified to perform the duties of their jobs

•	To retain executives over the long term

•	To provide incentives for executives to focus their attention and efforts on achieving goals related to creating long term shareholder value.

The Company will employ various programs for achieving the above objectives. These programs will include:
•	Base salary – intended to compensate executives for their qualifications and the value of their job in the competitive market

•	Annual incentive compensation – this element of compensation is intended to reward executives for the achievement of annual goals related to key business drivers. It is also intended to communicate to executives the key business goals of the Company from year to year. Currently we regard Return on Invested Capital as the performance objective that best measures and rewards for short term performance.

•	Long-term incentive compensation – this element of compensation is intended to reward executives for the achievement of longer term goals and the creation of shareholder value over time. It is also intended to align the interest of executives with those of our shareholders. Long term incentives are also critical to the retention of our key employees. For this reason we have placed more value on the long-term incentive element of compensation than on other elements (for most named executive officers, this element of compensation comprises at least half of their total direct compensation). Our long term incentive program will also offer our executives an opportunity for personal capital accumulation. The long-term incentive element will consist of the following elements
•	Stock options. Options to purchase company stock comprise approximately half of our long term incentive target value and provide executives the opportunity to share in the increase in share value over time. They provide an element of compensation that varies along with changes in share price over time. These awards also offer our executives the opportunity to accumulate value (if the stock of the company appreciates) since the growth in value occurs over a long period of time (up to 10 years), and gains from that growth are not taxed until such time as the options are exercised. Since we use staggered vesting over three years for each award, stock options serve a meaningful role in the retention of our key employees.

•	Restricted Stock. We award Restricted Stock to our executives which comprise approximately 25% of the long term incentive value of our total value. Restricted Stock provides meaningful value in retaining our key executives since they are vested over a three year period and provide a less volatile linkage to share price performance than stock options.

•	Performance Units. We award performance units to our executives which comprise approximately 25% of their long term incentive value. Performance units are intended to motivate executives to achieve preset goals that are in line with critical business drivers, such as Earnings Per Share Growth. These awards also provide incentive for executives to out perform other companies in their peer group as measured by relative shareholder return.

•	Executive benefits – we provide our executives with indirect compensation opportunities that include:
•	Retirement benefits. Our executives will participate in the Company’s defined benefit pension plan, 401(k) defined contribution retirement plan, and supplemental executive retirement plans. These programs provide meaningful and competitive post retirement income, contributing to our compensation strategy by allowing us to compete for talent among companies who provide similar benefits, and retain executives since these benefits require executives to remain with the Company to receive the Company provided benefits available under the plans.

•	Life Insurance benefits. Our executives participate in Company provided life insurance coverage including base coverage and supplemental life.
•	Perquisites – we provide our executives with certain perquisites which help us compete for executive talent, and in some cases, allow our executives to devote more attention to the business of the Company. Specific perquisites that an executive might be provided include: life insurance, financial planning, personal use of automobiles, memberships in social and professional clubs, and gross-up payments equal to taxes payable on certain perquisites. Executives also receive company contributions under our 401(k) plan, a 20% match under our deferred compensation plan, a 15% match under our employee stock purchase program, and dividends on unvested restricted stock.
The Company does not have and does not anticipate establishing any policies for allocating between long-term and currently paid out compensation, or between cash and non cash compensation. The Company anticipates a process of assessing the appropriate allocation between these elements of compensation on a periodic basis and adjusting its position based on market conditions.
Compensation Consultant
The Committee engaged Mercer Human Resource Consulting (“Mercer”) to help with its responsibilities. Mercer is an outside human resources consulting firm which served as the Committee’s independent compensation consultant throughout 2006. At the beginning of 2007, the Mercer employee most responsible for helping the Committee left Mercer to form a new compensation consulting firm, Cogent Compensation Partners, Inc. (“Cogent”). Subsequently, the Committee decided to retain Cogent for certain services for 2007. Mercer and Cogent have been and remain truly “independent” consultants to the Board and are only retained for their consulting services that relate to executive and director compensation programs.
Prior to 2007, Mercer consultants advised us on our executive compensation and helped develop and put into place the incentive programs that exist today. They provided independent analyses of our executive pay, as well as company performance relative to our peer group. Mercer also assisted in setting target award levels for our annual incentive and long term incentive plans so that they provide the proper earning opportunity given our strategy and served markets. Mercer consultants met with the Committee in executive session during Committee meetings which they attended.
Timing of Certain Committee Actions
Salaries for each executive are reviewed and adjusted on an annual basis at the Committee’s meeting in December. Salary adjustments are based on the individual’s experience and background, performance during the prior year, the general movement of salaries in the marketplace, and the Company’s financial results.

Stock Options and Restricted Stock Awards are determined and awarded by the Committee at its regularly scheduled meeting in December. The timing of the Committee’s meeting is coordinated with the regularly scheduled meeting of the Board of Directors. This has been the Committee’s practice for the last 5 years. At this meeting, the Committee approves awards for all equity participants, executive and non-executives.
Performance awards, both annual and long term, are also determined at the Committee’s December meeting, as the financial results for the previous fiscal year are concluded at this time and the annual operating plan is reviewed by the Board at its December meeting.
Role of Executives in Establishing Compensation
The CEO is the only executive who works with the compensation committee and compensation consultant in establishing compensation levels and performance targets. The CEO is responsible for reviewing the compensation of his direct reports. Therefore, he makes recommendations to the Committee regarding adjustments in compensation to his direct reports. The Committee considers the CEO’s recommendations along with their evaluation of the business and the market. In making his recommendations, the CEO relies upon his evaluation of his direct reports’ performance and competitive compensation information. The CEO does not recommend his own compensation. The Compensation Committee determines the CEO’s salary and incentive awards based upon an assessment of individual and company performance as well as market data provided by the compensation consultant.
The CEO also recommends Annual Incentive Awards (AIA) performance goals to the Compensation Committee. The CEO, with input from the compensation consultant, recommends performance goals for long-term incentive awards that are properly aligned with the business goals and compensation strategy. The target award values for both annual and long-term incentives are independently recommended by the compensation consultant to the Compensation Committee. The Committee approves or modifies these target award levels based on their knowledge of the business and the competitive market.
The Company’s Senior Vice-President and General Counsel serves as the liaison to the Committee and interfaces with the compensation consultant to carry out the duties of the Compensation Committee.
Competitive Positioning
Every year the Committee examines the level of competitiveness and overall effectiveness of the Company’s executive compensation program. The Committee’s independent compensation consultant helped develop a reference group of industry peers, similar to Quanex in size, complexity, revenue and market capitalization. The companies that were selected for our peer group include: American Axle & Mfg. Holdings, Barnes Group Inc., Building Materials Holding Corp., Carpenter Technology Corp., Dura Automotive Systems, Gibraltar Industries Inc., Modine Manufacturing Inc., Steel Dynamics Inc., Superior Industries International, Timken Co. and Worthington Industries.
The compensation consultant uses the peer group pay information, along with general industry survey data, to develop the appropriate range of compensation for each executive. The compensation consultant also prepares an independent analysis of the Company’s key performance indicators such as profitability, growth, capital efficiency, balance sheet strength, and total return to shareholders. These results are then reported to the Committee so it has a thorough picture of the competitiveness of pay in the context of the Company’s performance versus its peers. We believe that this analysis is essential to understanding the market for executive compensation. While the Committee uses this analysis to help frame its decisions on compensation, it is careful to use its collective judgment in determining executive pay.

We expect the Committee to exercise their discretion in making compensation decisions, based on the following inputs: their understanding of the market conditions, their understanding of the competitive pay analysis, recommendations from the CEO regarding his direct reports and the Company’s compensation strategy. The Committee will not be bound by the competitive analysis alone but will use its judgment in interpreting the above factors.
Program Overview
Our executive compensation program includes base salary, annual cash incentive compensation, long-term incentives and executive benefits. Our long-term incentive program consists of stock option grants, restricted stock grants and performance unit awards. By design, the majority of compensation value available to our executives is considered “at-risk.” That is, the opportunity to earn value is largely dependent on the executive and the Company meeting certain performance and value creation goals. We set realistic but challenging goals in our annual incentive and performance unit plan. In both cases, if the Company fails to meet the pre-determined standards, no plan-based compensation is earned by executives. The amount of pay that is “at-risk” for an executive is directly related to the level of responsibility held by the position. Our highest ranking executive has the most “at-risk” pay as a percentage of total compensation.
Under the terms of the Company’s AIA and Performance Units, the Compensation Committee may use “negative discretion” in adjusting payouts to executives. Since the plan is intended to comply with Internal Revenue Code Section 162(m), no upward discretion in determining payouts has occurred or is contemplated.
Base Salary
We have set the market median reported to us by our compensation consultant as our strategic target for base salary. This helps keep us competitive without contributing to excessive increases in this foundational element of compensation. We review each executive’s salary and performance every year to determine whether their base salary should be adjusted. Along with individual performance, we also consider movement of salary in the market, as well as the Company’s financial results from the prior year to determine appropriate salary adjustments. Based on our review of the market, we are in the aggregate slightly below our stated strategy.
Annual Incentive Compensation
Annual Incentive Awards (“AIA”) are issued every December pursuant to the Quanex Corporation 2006 Omnibus Incentive Plan, which was approved by stockholders in 2006 (the “Plan”). The Plan is based on achieving pre-set, objective performance measures. Performance against these measures is used to determine the amount of annual incentive compensation to be awarded to each executive. The performance measure we use is return on invested capital (ROIC). Motivating executives to achieve goals related to return on invested capital benefits shareholders, as it motivates members of management to efficiently employ the capital entrusted to them. We believe, based on research that has been conducted, that there is a very strong correlation between a company’s return on capital and changes in market value over time.

The following table shows the range of ROIC goals set for determining this year’s AIA to our executives. We set the target performance level for ROIC at a level that represents a reasonable opportunity of achievement and was driven from our business budgeting process. Our determination in setting the goal through the budgeting process was based on a number of assumptions about the state of our markets and material commodity prices. We recognized the volatility in the market through establishing a range of outcomes around the target.
Return on Invested Capital

Fiscal Year	Threshold	Target	Maximum
2007	11.67%	16.09%	19.57%
For Fiscal Year 2007 we achieved 15.5% return on invested capital resulting in a payout of 90% of target.
Based on competitive market practices for annual incentives, we set a target award opportunity for each of our executives. This is the amount of incentive compensation the executive can earn when performance meets expected results, or “target.” The target award is expressed as a percentage of base salary. The following table shows the potential payout to each of our executives under the plan.
Potential AIA Payout
Expressed as a % of Salary

Participant	Threshold	Target	Maximum
CEO	25%	100%	200%
SVPs	18.75%	75%	150%
President — MACSTEEL	15%	60%	120%
VPs	10%	40%	80%
We try to set our annual incentive award opportunities so that when superior performance is achieved, the executive has the opportunity to earn compensation near the market’s upper quartile. This opportunity is only realized when the Company’s performance significantly exceeds the performance goals we have set. We believe that this motivates our executives to outperform the goals that are set for them, and in turn puts the Company in a position to outperform a large percentage of its peers. The plan does not provide for an individual performance element.
Long-Term Incentive Compensation
We have a long-term incentive program in place to help retain key executives and strengthen their commitment to increasing shareholder value. Having a long-term compensation plan properly motivates management to look to the future in order to ensure the long-term viability of the Company. Our long-term compensation is awarded through a number of vehicles, which currently include stock options, performance units and restricted stock awards. Participation in the program extends from the senior-most corporate executives to the heads of our divisions. From year to year, the CEO may recommend adjustments to the value of long-term incentives awarded to the other Named Executive Officers, based on his assessment of their individual contribution. The plans do not provide for a specific individual performance component in determining the ultimate value of the award. The allocation between the currently used long-term incentive vehicles is determined by the Committee based on the recommendations from its compensation consultant, input from senior management as to the key business drivers that allow the Company to maintain a results-oriented culture, and its own judgment. We evaluate the various components of compensation annually relative to the competitive market for prevalence and amounts. By setting each of the elements against the competitive market within the parameters of the Company’s compensation strategy, our total pay mix (i.e., the relative weighting of each element versus the market) will vary by individual.

We evaluate the various components of compensation annually, relative to the competitive market for prevalence and amounts. By setting each of the elements against the competitive market within the parameters of our compensation strategy, the relative weighting of each element of our total pay mix will vary by individual. We do not anticipate setting fixed percentages for each element of compensation. The mix may also change over time as the competitive market moves or other market conditions change which affect the Company.
Stock Options
The Committee’s decisions related to executive stock option grants are made every December. In order to determine the number of stock options to be awarded to an executive, the Committee takes approximately half of the executive’s total long-term incentive target award value and divides it by the Merton-Black-Scholes value of an option to purchase Company stock. This strategy allows for an appropriate balance between our growth strategy and risk profile, and also provides an appropriate balance for accounting purposes and stock ownership dilution. The Company’s stock options are granted at fair market value on the date of grant, have a term of ten years, and generally vest over a three year period.
Performance Units
We use a long-term performance unit cash plan to motivate our executives to focus on Company performance over a three year period. These performance unit awards are granted every December and comprise approximately 25% of our executives’ expected total long-term incentive value. Setting this percentage of long-term value on performance units helps bridge the line of sight for executives between annual accomplishments and long-term value creation. The performance measures were chosen to provide incentive for executives to focus on those things which we believe are directly linked to the creation of shareholder value over time. We set target award values each year. These target values are used to calculate the number of units that will be granted to each executive. The final value of each unit is not determined until the end of a three-year performance cycle. That unit value is dependent on performance of the Company against preset goals. If the threshold level of performance is not met, no cash payout will occur. However, if maximum performance goals are met or exceeded, then the value of each unit could reach 200% of the target value.
Earnings Per Share Growth (or EPS) and Relative Total Shareholder Return (or TSR) are used as performance criteria for the Performance Units. Each goal is weighted 50% of the total performance unit award. EPS is measured as the cumulative value of EPS over the performance period (3 years), and Relative TSR is expressed as the stock price appreciation plus dividends reinvested relative to appreciation of the Company’s peer group.

The tables below illustrate the threshold, target and maximum performance levels we have set for our Performance Units.
Annual Earnings Per Share Growth

Performance Period	Threshold	Target	Maximum

2004-2007	8%	10%	12%
Total Shareholder Return
Percentile Rank vs. Peers

Performance Period	Threshold	Target	Maximum

2004-2007	40th	60th	75th
This method is used because we believe this type of award accomplishes three things: 1) the award has a strong link to performance measures that influence stock price performance, 2) the time period used for measurement helps smooth out the effect of stock market volatility and 3) the award measures Company performance relative to our peer group, providing meaningful context to judge our performance in the market.
In Fiscal Year 2007, our Performance Unit Award for the performance period beginning Fiscal Year 2004, paid out at 196% of target. Our results for Annual Earnings Per Share Growth was 57%, and our Total Shareholder Return was at the 73.7 quartile, resulting in unit value of $195.67.
Restricted Stock
We also grant restricted stock awards to participants as another form of long-term compensation. The number of restricted stock awards we make to a given participant is determined by taking 25% of the participant’s long-term incentive value and dividing it by the stock price at the time of the award. We chose 25% of the total value because it provides meaningful retentive value to our key executives, helps smooth out market volatility and is reasonably cost efficient. The restricted stock awards typically vest three years after the award is granted, so long as the participant remains employed by the Company. We believe Restricted Stock Awards are an effective long-term compensation vehicle through which key employees can be retained, especially through volatile periods in the market.

Executive Stock Ownership Guidelines
We encourage our executives to own stock in the Company because we believe it provides strong alignment of interests between executives and shareholders. Our Executive Stock Ownership Guidelines provide that different levels of executives are expected to own a specific value of Quanex stock, expressed as a percentage of salary. The higher an executive’s rank, the more value is required to be owned. The chart below shows the guidelines by executive level.

Level	Typical Executive Position	Stock Ownership Goal

1	CEO	4x Base Salary

2	SVP	2x Base Salary

3	VP	1x Base Salary
Each year the Committee is apprised of compliance by Quanex executives. Currently, all executives subject to the guidelines are in compliance.
Executive Benefits
The role of our executive benefits is to provide indirect compensation that is meaningful to the kind of executives we intend to attract and retain. In some cases our plans replace benefits that would otherwise be lost because of plan limits imposed by the Internal Revenue Code. Our strategy with respect to executive benefits is to provide a meaningful benefit to executives at a cost that is efficient. We attempt to position ourselves at the middle of the market in terms of the executive benefits we offer. We provide our executives with health and welfare benefits that are consistent with our program for exempt personnel generally. SERP and supplemental life benefits are also provided to our officers. A description of these benefits can be found in our Pension Benefit Table.
Post-Employment Compensation
Severance and change of control benefits are also provided under the employment agreements of our executives, as well as under our incentive plans. These benefits are discussed at greater length in the section entitled “Potential Payouts upon Termination or Change in Control”.
Deferred Compensation Plan
In 1981, the Committee approved a non-qualified deferred compensation program. The program gives executives a chance to defer income. As with our various other plans and programs, this deferral opportunity is designed to attract and retain key executives.
The deferred compensation program is administered by the Committee. Before they can participate, eligible employees must first receive recommendation by senior managers in the Company and then final approval by the Committee. Participants in the program may choose to defer up to 100% of their annual and long term incentive awards. Participants may choose from a variety of investment choices in which to invest their deferrals over the defined deferral period. The plan provides that the Company will match 20% of the annual incentive deferrals invested and retained in a Company common stock denominated account for a period of three years. For a complete description of each Named Executive Officer’s contributions, earnings and aggregate account balance, see the table entitled “Nonqualified Deferred Compensation” herein.

Section 162(m) — Tax Deductibility of Pay
Section 162(m) of the Internal Revenue Code generally disallows a deduction to public companies to the extent that over $1 million is paid to certain officers annually, except for qualified performance-based compensation. Our 2007 annual cash incentive award program and 2007 performance unit program are intended to qualify as performance-based compensation that is not subject to this 162(m) limitation.
Executive Employment Agreements
Quanex uses employment agreements to define the term of employment for our Chief Executive Officer and Chief Financial Officer. This benefits shareholders by adding stability to the employee-employer relationship, especially during times of uncertainty.
Raymond A. Jean, Chairman of the Board, President & CEO
Mr. Jean was named President and CEO on February 22, 2001, and elected Chairman of the Board on May 22, 2001. As of October 31, 2007, Mr. Jean’s base salary was $740,000. He is also eligible to earn an annual incentive award based on reaching pre-set performance goals, as described previously. His target annual incentive is 100% of his base salary. Stock option and other stock-based grants are also available for grant under our long-term incentive plans, as approved by the Committee. His long-term incentive opportunity is set at 350% of his base salary. Mr. Jean’s employment agreement provides severance benefits in the event of termination by the company without cause. Mr. Jean is also eligible to receive severance benefits in the event he is terminated without cause or he terminates his employment for good reason following a change in control. These benefits are described in the Post Employment Table.
Thomas M. Walker, SVP Finance & CFO
Mr. Walker was named Senior Vice President — Finance and CFO on June 12, 2006. As of October 31, 2007, Mr. Walker’s base salary was $335,000. Mr. Walker is eligible to receive an annual incentive award based on the attainment of performance goals set forth previously and he is also eligible for stock option and other stock-based grants under the Company’s long-term incentive plans, as approved by the Committee. His long-term incentive opportunity is set at 225% of his base salary. Mr. Walker’s employment agreement provides severance benefits in the event of termination by the company without cause. Mr. Walker is also eligible to receive severance benefits in the event he is terminated without cause or he terminates his employment for good reason following a change in control. These benefits are described in the Post Employment Table.
Kevin P. Delaney, SVP — GC & Secretary
Mr. Delaney was named our Senior Vice President — General Counsel and Secretary on February 24, 2005. Prior to that, he was named Vice President — General Counsel of Quanex Corporation on July 23, 2003, and Secretary on February 26, 2004. As of October 31, 2007, his annual base salary was $245,000. Mr. Delaney is eligible to receive an annual incentive award based on the attainment of performance goals set forth previously and he is also eligible for stock option and other stock-based grants under the Company’s long-term incentive plans, as approved by the Committee. His long-term incentive opportunity is set at 200% of his base salary. Mr. Delaney is eligible to receive severance benefits in the event he is terminated without cause or he terminates his employment for good reason following a change in control. These benefits are described in the Post Employment Table.

Mark A. Marcucci, Vice President and President — MACSTEEL
Mr. Marcucci was named Vice President of the Company on June 1, 2006, and has been President of the Company’s MACSTEEL division since 2002. Prior to that, Mr. Marcucci served MACSTEEL as Vice President and General Manager from 2001 — 2002, and as a Melting Superintendent, General Manager from 1991 to 2001. His base salary on October 31, 2007 was $275,000. Mr. Marcucci is eligible to receive an annual incentive award based on the attainment of performance goals set forth previously and he is also eligible for stock option and other stock-based grants under the Company’s long-term incentive plans, as approved by the Committee. His long-term incentive opportunity is set at 200% of his base salary. Mr. Marcucci is eligible to receive severance benefits in the event he is terminated without cause or he terminates his employment for good reason following a change in control. These benefits are described in the Post Employment Table.
Brent L. Korb, Vice President — Corporate Controller
Mr. Korb has served as Vice President — Corporate Controller of Quanex Corporation since February 1, 2005 and as Assistant Controller since November 23, 2003. Mr. Korb’s base salary on October 31, 2007 was $173,000. Mr. Korb is eligible to receive an annual incentive award based on the attainment of performance goals set forth previously and he is also eligible for stock option and other stock-based grants under the Company’s long-term incentive plans, as approved by the Committee. His long-term incentive opportunity is set at 85% of his base salary. Mr. Korb is eligible to receive severance benefits in the event he is terminated without cause or he terminates his employment for good reason following a change in control. These benefits are described in the Post Employment Table.
Compensation Committee Report On Executive Compensation
The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based upon our review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.
Submitted by the Compensation and Management Development Committee:
Susan F. Davis, Chairwoman
Donald G. Barger, Jr.
Richard L. Wellek
Dated February 25, 2008

Summary Compensation Table
The following table provides information about the compensation of the Company’s Chief Executive Officer, its Chief Financial Officer, and the three other most highly compensated individuals who were officers during the fiscal year ending October 31, 2007.

						Change in Pension
						Value and
						Nonqualified
					Non-Equity	Deferred
					Incentive Plan	Compensation	All Other
		Salary	Stock Awards (1)	Option Awards (1)	Compensation (2)	Earnings (3)	Compensation (4)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Raymond A. Jean	2007	735,417	1,056,193	1,264,651	1,503,050	578,000	125,866	5,263,177
Chairman of the Board, President and Chief Executive Officer
Thomas M. Walker	2007	333,750	96,611	149,894	225,216	116,000	50,390	971,861
Senior Vice President - Finance and Chief Financial Officer
Kevin P. Delaney	2007	243,333	115,790	167,839	340,302	22,000	33,175	922,439
Senior Vice President - General Counsel & Secretary
Mark A. Marcucci	2007	272,458	143,411	166,392	98,236	61,000	28,084	769,581
Vice President & President - MACSTEEL
Brent L. Korb	2007	171,333	46,632	62,204	61,662	4,000	22,662	368,493
Vice President - Corporate Controller

(1)	These columns show respectively, the dollar amounts for restricted stock and stock options recognized for financial statement reporting purposes with respect to fiscal year 2007 in accordance with FAS 123(R) and thus includes amounts for restricted stock and stock option grants in and prior to fiscal 2007. A discussion of the assumptions used in calculating these values may be found in Note 15 to our audited financial statements on form 10-K for the year ended October 31, 2007. Expense is recognized over the course of the requisite service period unless the individual is eligible to retire prior to the end of the vesting period. During fiscal 2007, stock options for Mr. Jean, who became eligible to retire in fiscal 2006, are expensed on the date of grant as a result of his retirement eligibility. These amounts reflect the Company’s accounting expense for these awards and do not necessarily correspond to the actual value that may be recognized by named executive officers. Please see the “Grants of Plan-Based Awards Table” for information regarding the restricted stock and option awards granted in fiscal 2007.

(2)	Amounts consist of (a) payments for fiscal 2007 performance made in December 2007 for Annual Incentive Awards (AIA), and (b) amounts paid out in December 2007 with respect to Performance Units (PUs) granted in December 2004. These units were paid out in cash based on the Company’s performance over the three-year period ended October 31, 2007. The AIA and PU payouts also include the dollar value of the portion of the amounts deferred under the Company’s Deferred Compensation (DC) Plan. Under the terms of the DC Plan, participants may elect to defer a portion of their incentive award to a mix of cash, or notional common stock units or investment accounts. The amounts paid for the AIA and PUs, along with the respective deferred amounts are as follows:

	Annual Incentive Awards		Performance Unit Payout
	Total	Deferred	Total	Deferred
Name	($)	($)	($)	($)
Jean	661,683	0	841,367	0
Walker	225,216	112,608	0	0
Delaney	164,202	0	176,100	0
Marcucci	98,236	0	0	0
Korb	61,662	15,416	0	0
Please see the “Compensation Discussion and Analysis” for a detailed discussion of the performance measures and related outcomes for payments of the awards.

(3)	The amounts in this column are the change in actuarial present value of each individual’s accumulated benefit under all defined benefit pension plans. The change in pension value reflects the difference in the present value of accumulated benefits determined as of October 31, 2006 and October 31, 2007. The key assumptions used to calculate the change in value are shown with the “Pension Benefits Table.” No named executive officer received preferential or above-market earnings on deferred compensation.

(4)	The executives named above receive various perquisites provided by or paid for by the Company. These perquisites can include life insurance, financial planning, personal use of automobiles, memberships in social and professional clubs, and gross up payments equal to taxes payable on certain perquisites. Also included are Company contributions under the Company’s 401(k) plan, a 20% match under the Company’s DC plan, a 15% match under the Company’s Employee Stock Purchase Program (ESPP), and dividends on unvested restricted stock. The amounts reported in Other Annual Compensation for the executives named above are:
All Other Compensation

					Life
					Insurance >
					$50,000 and				Unvested
	Life				Financial		Deferred		Restricted
	Insurance >	Financial		Annual Club	Planning		Compensation	ESPP 15%	Stock
	$50,000	Planning	Automobile	Membership	Gross Up	401K Match	Plan Match	Stock Match	Dividends	Total
Name	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)
Jean	33,071	10,000	11,824	12,320	24,704	5,625	—	—	28,322	125,866
Walker	11,543	1,750	11,134	2,429	7,625	—	11,261	—	4,648	50,390
Delaney	3,218	357	12,205	3,924	2,050	5,625	—	—	5,796	33,175
Marcucci	2,135	—	5,905	5,095	1,224	5,625	—	540	7,560	28,084
Korb	507	—	10,601	—	266	5,481	3,083	540	2,184	22,662

Grants of Plan-Based Awards
The following table discloses the estimated range of payouts that were possible for the fiscal year 2007 Annual Incentive Awards. It also shows the actual number of stock options, restricted stock awards, and Performance Units granted during fiscal 2007. The fair value of these awards is shown, along with the possible range of payouts for the Performance Units.

										All Other	All Other
		Number of								Stock	Option
		Units								Awards:	Awards:		Grant Date
		Granted								Number of	Number of	Exercise or	Fair Value
		Under		Estimated Future Payouts Under Non-Equity						Shares of	Securities	Base Price of	of Stock
		Nonequity		Incentive Plan Awards						Stock or	Underlying	Option	and Option
		Incentive		Threshold		Target		Maximum		Units (3)	Options (3)	Awards	Awards (4)
Name	Grant Date	Plan (#)		($)		($)		($)		(#)	(#)	($/Sh)	($)
Raymond A. Jean				183,854	(1)	735,417	(1)	1,470,833	(1)
	12/05/06	6,000	(2)	225,000	(2)	600,000	(2)	1,200,000	(2)
	12/05/06									17,500			655,725
	12/05/06										80,600	37.47	995,007
Thomas M. Walker				62,578	(1)	250,312	(1)	500,625	(1)
	12/05/06	1,800	(2)	67,500	(2)	180,000	(2)	360,000	(2)
	12/05/06									5,300			198,591
	12/05/06										25,000	37.47	308,625
Kevin P. Delaney				45,625	(1)	182,500	(1)	365,000	(1)
	12/05/06	1,100	(2)	41,250	(2)	110,000	(2)	220,000	(2)
	12/05/06									3,300			123,651
	12/05/06										15,100	37.47	186,410
Mark A. Marcucci				40,869	(1)	163,475	(1)	326,950	(1)
	12/05/06	1,200	(2)	45,000	(2)	120,000	(2)	240,000	(2)
	12/05/06									3,600			134,892
	12/05/06										16,400	37.47	202,458
Brent L. Korb				17,133	(1)	68,533	(1)	137,066	(1)
	12/05/06	300	(2)	11,250	(2)	30,000	(2)	60,000	(2)
	12/05/06									3,000			112,410
	12/05/06										4,400	37.47	54,318

(1)	The amounts shown reflect possible Annual Incentive Award (AIA) payments under the Quanex Corporation 2006 Omnibus Incentive Plan for fiscal year 2007, under which the named executive officers were eligible to receive a cash incentive award based on a target percentage of base salary. The amounts actually paid to the named executive officers for 2007 pursuant to this program are reflected in the “Summary Compensation Table” herein. Please see the “Compensation Discussion and Analysis” for more information regarding this program and the related performance measures.

(2)	The amounts shown reflect grants of Performance Units (PUs) under the Quanex Corporation 2006 Omnibus Incentive Plan. The PUs have a three year performance period. The performance period for the PUs granted on December 5, 2006 is November 1, 2006 through October 31, 2009. Please see the “Compensation Discussion and Analysis” for more information regarding the Performance Units and the related performance measures.

(3)	The amounts shown reflect grants of restricted stock awards and stock options made under the Quanex Corporation 2006 Omnibus Incentive Plan in December 2006. The stock options are granted at fair market value based on the closing share price as of the grant date.

(4)	The fair value shown in this column was calculated in accordance with FAS 123(R). A discussion of the assumptions used in calculating these values may be found in Note 15 to our audited financial statements on form 10-K for the year ended October 31, 2007.

Outstanding Equity Awards
The following table provides information about the outstanding equity awards held by the named executive officers as of October 31, 2007.

	Option Awards					Stock Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying				Number of Shares		Market Value of
	Unexercised	Unexercised				or Units of Stock		Shares or Units of
	Options	Options		Option	Option	That Have Not		Stock That Have
	(#)	(#)		Exercise Price	Expiration	Vested		Not Vested (6)
Name	Exercisable	Unexercisable		($)	Date	(#)		($)
Raymond A. Jean	—	80,600	(1)	37.47	12/05/16	17,500	(7)	720,825
	20,600	41,200	(3)	40.95	12/01/15	13,500	(8)	556,065
	61,500	30,750	(4)	26.31	12/01/14	19,575	(9)	806,294
	73,575	—		17.60	12/03/13	—		—
	123,750	—		14.22	12/04/12	—		—
Thomas M. Walker	—	25,000	(1)	37.47	12/05/16	5,300	(10)	218,307
	5,000	10,000	(2)	35.93	06/12/16	3,000	(11)	123,570
Kevin P. Delaney	—	15,100	(1)	37.47	12/05/16	3,300	(10)	135,927
	4,500	9,000	(3)	40.95	12/01/15	3,000	(12)	123,570
	12,450	6,225	(4)	26.31	12/01/14	4,050	(9)	166,820
	10,650	—		17.60	12/03/13	—		—
	9,000	—		13.42	07/23/13	—		—
Mark A. Marcucci	—	16,400	(1)	37.47	12/05/16	3,600	(10)	148,284
	4,750	9,500	(3)	40.95	12/01/15	3,150	(12)	129,749
	18,750	9,375	(4)	26.31	12/01/14	6,750	(9)	278,033
	23,625	—		17.60	12/03/13	—		—
	27,751	—		14.22	12/04/12	—		—
Brent L. Korb	—	4,400	(1)	37.47	12/05/16	3,000	(10)	123,570
	1,300	2,600	(3)	40.95	12/01/15	900	(12)	37,071
	3,500	1,750	(5)	35.38	02/01/15	—		—
	2,250	1,125	(4)	26.31	12/01/14	—		—
	3,375	—		17.40	11/24/13	—		—

(1)	Stock options vest annually in equal installments over a three-year period. One-third of stock options vested on December 5, 2007. The remaining two-thirds will vest in equal installments on December 5, 2008 and December 5, 2009.

(2)	Stock options vest annually in equal installments over a three year period. The remaining unexercisable options will vest in equal installments on June 12, 2008 and June 12, 2009.

(3)	Stock options vest annually in equal installments over a three year period. The remaining unexercisable options will vest(ed) in equal installments on December 1, 2007 and December 1, 2008.

(4)	Stock options vest annually in equal installments over a three year period. The final third of stock options vested on December 1, 2007.

(5)	Stock options vest annually in equal installments over a three year period. The final third of stock options vested on February 1, 2008.

(6)	This column shows the total market value of the unvested stock awards as of October 31, 2007, based on the closing price per share of the Company’s stock of $41.19 on October 31, 2007.

(7)	Restricted stock vests in full one year from the date of grant. These shares vested on December 5, 2007.

(8)	Restricted stock vests in full two years from the date of grant. These shares vested on December 1, 2007.

(9)	Restricted stock vests in full three years from the date of grant. These shares vested on December 1, 2007.

(10)	Restricted stock vests in full three years from the date of grant. These shares will vest on December 5, 2009.

(11)	Restricted stock vests in full three years from the date of grant. These shares will vest on June 12, 2009.

(12)	Restricted stock vests in full three years from the date of grant. These shares will vest on December 1, 2008.
Option Exercises and Stock Vested in Fiscal 2007
The following table provides information regarding the value realized by the named executive officers upon the vesting of restricted stock awards during the fiscal year ended October 31, 2007. None of the named executive officers exercised stock options during fiscal 2007.

Stock Awards
Number of
Shares
	Acquired on	Value Realized
	Vesting	on Vesting
Name	(#)	($)
Raymond A. Jean	14,400	523,872
Thomas M. Walker	—	—
Kevin P. Delaney	3,150	114,597
Mark A. Marcucci	—	—
Brent L. Korb	—	—
Pension Benefits
Quanex Corporation maintains three defined benefit plans for its non-union employees. One is the Quanex Corporation Employees’ Pension Plan (“Qualified Plan”), which provides funded, tax qualified benefits up to the limits on compensation and benefits under the Internal Revenue Code. The other two plans are the Quanex Corporation Supplemental Retirement Plan (“SERP”) and the Quanex Corporation Supplemental Salaried Employees’ Pension Plan (“Mirror Plan”). These plans provide unfunded, non-qualified benefits that are offset by amounts including benefits under the Qualified Plan, and a Social Security offset is employed under the Quanex Corporation Supplemental Retirement Plan. Named executives are mutually exclusive to the two non-qualified plans.

The following table discloses the years of credited service of, present single-sum value of the accrued benefits for, and payments during fiscal year 2007 for the named executive officers under the SERP, Qualified Plan, and Mirror Plan.

		Number of	Present Value	Payments
		Years Credited	of Accumulated	During Last
		Service	Benefit	Fiscal Year
Name	Plan Name	(#)	($)	($)
Raymond A. Jean	SERP (1)	6.687	3,653,000	0
	Qualified Plan (2)		197,000	0
Thomas M. Walker	SERP (1)	1.386	103,000	0
	Qualified Plan (2)		33,000	0
Kevin P. Delaney	SERP (1)	4.333	154,000	0
	Qualified Plan (2)		37,000	0
Mark A. Marcucci	Mirror Plan (3)	15.972	253,000	0
	Qualified Plan (2)		213,000	0
Brent L. Korb	Mirror Plan (3)	3.936	0	0
	Qualified Plan (2)		17,000	0

(1)	The Quanex Corporation Supplemental Retirement Plan (SERP) provides retirement benefits for certain designated management employees in addition to those provided under the Qualified Plan. The purpose of this Plan is to supplement those retirement benefits that a Participant may be entitled to receive as a salaried employee of Quanex Corporation. The SERP pays a retirement benefit to eligible employees following retirement or termination of employment. The benefit formula under the SERP equals: 2.75 percent of Final Average Earnings (defined as the highest 36 months of compensation during the last 60 months preceding retirement or termination) multiplied by Years of Service (not in excess of 20 years), less the sum of (1) the Participant’s Qualified Plan Benefit, and (2) one-half of the Participant’s Social Security Benefit multiplied by a fraction (which shall not exceed one) the numerator of which is the Participant’s number of years of Service and the denominator of which is 20. Definition of “compensation” under this Plan includes W-2 wages modified by excluding reimbursements or other expense allowances, fringe benefits (cash and noncash), moving expenses, deferred compensation, welfare benefits, BeneFlex dollars under the Quanex Corporation Medical Reimbursement Plan, and restricted stock awards and stock options; and modified further by including elective contributions under a cafeteria plan maintained by the Company that is governed by section 125 of the Code and elective contributions to any plan maintained by the Company that contains a qualified cash or deferred arrangement under section 401(k) of the Code.

Vesting in the SERP is based on 5 Years of Service. Early Retirement under the SERP requires a Participant to attain age 55 with 5 Years of Service. However, Mr. Jean is eligible for an immediate late retirement benefit. If the Participant retires prior to age 55, the accrued benefit is reduced 5% for each year (and fractional year) that the Participant’s benefit commencement precedes age 65.

Benefits under the Plan are paid under the following options:
•	Single Life Annuity

•	50%, 75%, or 100% Joint & Survivor Annuity

•	10 Year Certain and Life

•	Single Lump Sum

The Plan also pays a death benefit to the designated beneficiary if the Participant has retired or terminated employment, but has not commenced payment. In addition, the SERP pays a Disability Benefit. Should a Participant terminate due to disability prior to age 55, after a six-month waiting period, the SERP will pay a Disability Benefit until age 65 equal to 50 percent of the sum of his monthly Earnings in effect at the date of his Disability and the monthly equivalent of the average of his Incentive Awards for the prior three Plan Years, less the sum of (1) the Participant’s Qualified Plan Benefit; (2) the Participant’s Social Security Benefit; (3) the Participant’s benefit under the Company’s group long-term disability insurance plan; (4) the Participant’s benefit under an individual disability policy provided by the Company, and; (5)the Participant’s benefit under the Company’s wage continuation policy plan. Benefits payable from the Plan are equal to the actuarial equivalent of the accrued benefit at date of distribution employing the Actuarial Equivalent definition from the Qualified Plan. The company has no policy for granting additional service under this plan.

(2)	The Quanex Corporation Employees’ Pension Plan (Qualified Plan) was established to provide retirement income to the Corporation’s non-union employees. It is an ERISA qualified pension plan. The Plan provides retirement income to eligible Participants. The Qualified Plan pays a retirement benefit equal to 1-1/2% of the Traditional Member’s Average Monthly Compensation (high 5 consecutive years of Earnings out of the 10 years preceding termination or retirement) times years and fractional years of Benefit Service earned prior to November 1, 1985 plus the sum of 1% of Average Monthly Compensation up to Social Security Covered Compensation and 1-1/2% of the Traditional Member’s Average Monthly Compensation in excess of Social Security Covered Compensation, the total of which is multiplied by years and fractional years of Benefit Service from on and after November 1, 1985. Compensation is defined as earned income excluding deferred compensation. Compensation is limited by the compensation limits imposed under the Internal Revenue Code. For Cash Balance Participants, the Qualified Plan pays the Account Balance with interest at date of termination. The contribution equals a certain percentage based on location, credited with interest. This Qualified Plan pays a Death Benefit prior to retirement to the spouse, or to the estate, if no spouse. The qualified Plan does not provide for a Disability Retirement. The Qualified Plan requires 5 Years of Vesting Service for Traditional Plan Participants and 3 Years of Service for Cash Balance Participants. Early Retirement under the Plan requires a Participant to have attained age 55 with 5 Years of Service. None of the Named Executive Officers (“NEOs”) is currently eligible for an early retirement benefit under this plan. However, Mr. Jean is eligible for an immediate late retirement benefit. Benefits commencing prior to age 65 are reduced 5/9ths of 1% for each of the first 60 months, and an additional 5/18ths of 1% for each month in excess of 60 that benefits commence prior to age 65. The company has no policy for granting additional service under this plan.

(3)	The Quanex Corporation Supplemental Salaried Employees’ Pension Plan (the Mirror Plan) was established to provide a retirement pay supplement for a select group of management or highly compensated employees so as to retain their loyalty and to offer a further incentive to them to maintain and increase their standard of performance. The Mirror Plan pays a retirement benefit in the form of a lump sum to eligible employees following retirement or termination of employment. If a Participant terminates employment, an Actuarial Equivalent lump sum of the Participant’s Qualified Plan Benefit that would be payable if the applicable limitation under section 401(a)(17) of the Code for each fiscal year of the Qualified Plan commencing on or after November 1, 1994, was not limited (indexed for increases in the cost of living), less the Participant’s Qualified Plan Benefit. Early Retirement under the Plan requires a Participant to have attained age 55 with 5 Years of Service. None of the NEOs is currently eligible for an early retirement benefit under this plan. The Mirror Plan requires 5 Years of Service for vesting purposes for Traditional Plan Participants, and three years of Service requirement for Cash Balance Participants. In addition, the Plan also pays a death benefit to the designated beneficiary if the Participant has retired or terminated employment, but has not commenced payment. The Mirror Plan does not provide a Disability Benefit. The company has no policy for granting additional service under this plan.

Nonqualified Deferred Compensation
The following table discloses contributions, earnings and balances to the named executive officers under the Quanex Corporation Deferred Compensation Plan (the “DC Plan”) for the fiscal year ending October 31, 2007.
Nonqualifed Deferred Compensation

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings in	Withdrawals/	Balance at Last
	in Last FY (1)	in Last FY (1)	Last FY (2)	Distributions	FYE (3)
Name	($)	($)	($)	($)	($)
Raymond A. Jean	1,716,003	—	332,729	(1,753,926)	1,507,482
Thomas M. Walker	84,890	8,489	9,024	—	102,403
Kevin P. Delaney	159,168	31,834	91,745	—	547,740
Mark A. Marcucci	—	—	—	—	—
Brent L. Korb	56,970	11,394	24,923	—	155,915

(1)	Executive contributions are incentive compensation earned for fiscal 2006 performance and deferred in December 2006, when they would have otherwise been paid, during fiscal 2007. The registrant contributions are the associated Company match for these executive contributions. The full amount shown in the executive contributions and registrant contributions columns for each executive was reported in the “Summary Compensation Table” included in the Company’s 2007 Proxy Statement, with the exception of Mr. Korb, who was not included as an NEO in the previous year.

(2)	Aggregate earnings are not included as compensation in the current Summary Compensation Table, and were not included in the Company’s 2007 Proxy Statement.

(3)	The aggregate balance is as of 10/31/07, and includes current and previous years’ executive and registrant contributions and the earnings on those contributions, less any withdrawals. In previous years, the Company has disclosed annually the executive contributions in the Proxy Statement, for the associated year. None of this balance is included as compensation in the current Summary Compensation Table.
Under the DC Plan, executive officers and other senior managers are permitted to defer all or any part of their Incentive Award, LTIP Compensation or Omnibus Compensation under the DC Plan. These deferrals are placed into notional accounts maintained under the DC Plan and are deemed invested in cash, units denominated in Common Stock, or any of the accounts available under the Company’s qualified 401(k) plan, as the executive officer elects. If an executive officer elects to make a deferral to his or her notional common stock unit account for a period of three full years or more, a matching award equal to 20% of the amount deferred is made by the Company to the executive officer’s notional account. The number of units that is deemed invested in Company common stock units and credited to an executive officer’s notional account is equal to the number of full shares of Common Stock that could have been purchased with the dollar amount deferred or matched based on the closing price of the Common Stock on the New York Stock Exchange on the date the amount would have been paid had it not been deferred. If a dividend or other distribution is declared and paid on Common Stock, for each notional common stock unit credited to an executive officer’s account a corresponding credit will be accrued in the executive officer’s notional matching account. Except with respect to matching deferrals (and dividend deferrals, if any), all executive officer deferrals are 100% vested. Matching deferrals (and dividend deferrals, if any) are 100% vested, unless an executive officer receives a distribution from the DC Plan for any reason, other than death, disability or retirement, within three years after a deferral was credited to his or her notional common stock unit account.

If an executive officer receives such a distribution from the DC Plan, any matching amount corresponding to the deferral that has been credited for less than three years, plus any dividends or other distributions that correspond to such matching amount, will be forfeited. No payments may be made under the DC Plan until a distribution is permitted in accordance with the terms of the DC Plan. In the event of a “change of control” of the Company, any amount credited to an executive officer’s account is fully vested and is payable in cash within five days after the change of control occurs. A “change in control” is defined generally as (i) an acquisition of securities resulting in an individual or entity or group thereof becoming, directly or indirectly, the beneficial owner of 20% or more of either (a) the Company’s then-outstanding Common Stock or (b) the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors, (ii) a change in a majority of the persons who were members of the Board of Directors as of October 1, 2006 (the “Incumbent Board”), (iii) generally, a reorganization, merger or consolidation or sale of the Company or disposition of all or substantially all of the assets of the Company, or (iv) the approval by the stockholders of the Company of a complete liquidation or dissolution of the Company. For this purpose, an individual will be treated as a member of the Incumbent Board if he becomes a director subsequent to October 1, 2006, and his election, or nomination for election by the Company’s stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board; unless his initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of an individual, entity or group other than the Board. All distributions under the DC Plan will be made in cash. Any deferral or payment permitted under the DC Plan will be administered in a manner that is intended to comply with Section 409A of the Internal Revenue Code of 1986.
Potential Payments Upon Termination or Change in Control
Non-Change in Control Termination
Employment Agreements and Employee Severance Policy
The Company has entered into employment agreements with the Chief Executive Officer, Raymond A. Jean and the Chief Financial Officer, Thomas M. Walker that contain certain termination provisions. Please see the “Compensation Discussion and Analysis” for a further description of the other terms in the agreements. Severance benefits are provided per the agreements in the event of termination of employment by the Board of Directors in the case of Mr. Jean or by the Company in the case of Mr. Walker for any reason other than for “Cause” as defined under the section “Change in Control Termination”. The severance benefits that apply when there is a qualifying termination of the executive’s employment include:

	Raymond A. Jean	Thomas M. Walker

Cash Severance	Two times base salary paid out semi-monthly	One times base salary paid out semi-monthly

Incentive Award	Pro-rated through date of termination at target	Pro-rated through date of termination at target

Health & Welfare	Extension of benefits for 18 months	None under employment agreement. Extension of benefits for 6 months under Company policy.

The other Named Executive Officers (“NEOs”), Kevin P. Delaney, Mark M. Marcucci and Brent L. Korb, would be covered under the Company’s Severance Policy which provides benefits if termination results from Company initiated action due to a reduction-in-force, individual job eliminations, or an employee’s jobs skills have become obsolete and he or she cannot be placed in another job. Under the policy, each of these NEOs are eligible for 6 months of base salary paid in accordance with the normal payroll cycle and 6 months extension of health and welfare benefits.
Other Severance Arrangements
The Supplemental Benefit Plan (i.e., “SERP”) provides for benefits if the executive becomes disabled before fully vested. Since Mr. Jean is fully vested in the SERP, he would not receive any additional benefits. In the case of Mr. Walker or Mr. Delaney, should either Participant terminate due to Disability prior to age 55, after a six-month waiting period, the SERP will pay a Disability Benefit until age 65 equal to 50 percent of the sum of his monthly Earnings in effect at the date of his Disability and the monthly equivalent of the average of his Incentive Awards for the prior three Plan Years, less the sum of (1) the Participant’s Qualified Benefit Plan; (2) the Participant’s Social Security Benefit; (3) the Participant’s benefit under the Company’s group long-term disability insurance plan; (4) the Participant’s benefit under an individual disability policy provided by the Company, and; (5) the Participant’s benefit under the Company’s wage continuation policy plan.
All five NEOs are entitled to the additional following benefits in the event of Death and Disability. All five NEOs would also be entitled to these same benefits (with the exception of restricted stock granted under the 2006 Omnibus Incentive Plan) in the event of Retirement, provided the NEO is eligible for retirement. As of October 31, 2007, Mr. Jean is the only NEO that is currently eligible for either early or regular retirement.
•	Stock options –
•	Under the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan all unvested options shall continue to vest and be exercisable for up to three years.

•	Under the Quanex Corporation 2006 Omnibus Incentive Plan all unvested options continue to vest for up to three years and be exercisable until the date of expiration.
•	Restricted stock awards –
•	Under the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan all unvested shares shall vest on a prorated basis to the anniversary of the grant date that coincides with or immediately follows the date on which separation from service actually occurs.

•	Under the Quanex Corporation 2006 Omnibus Incentive Plan, on the occurrence of Death or Disability only, all unvested shares shall vest on a prorated basis determined by dividing the number of days during the period commencing on the grant date and ending on the date of Death or Disability by 1,095.
•	Performance units – under the Quanex Corporation Long-Term Incentive Plan and under the Quanex Corporation 2006 Omnibus Incentive Plan all unvested performance units shall vest on a prorated basis for the amount of time that has elapsed in the performance period through the date of termination, and the Company shall pay to the executive a lump sum cash payment in exchange for the Performance Units.

For the purposes of these aforementioned agreements, all stock options and restricted stock granted prior to December 31, 2005 were granted under the Quanex Corporation 1996 Employee Stock Option and Restricted Stock Plan and all stock options and restricted stock granted after December 31, 2005 were granted under the Quanex Corporation 2006 Omnibus Incentive Plan. Also, all Performance Units granted before December 31, 2005 were granted under the Quanex Corporation Long-Term Incentive Plan and all Performance Units granted after December 31, 2005 were granted under the Quanex Corporation 2006 Omnibus Incentive Plan.
•	Deferred compensation – under the Deferred Compensation Plan all amounts accrued and credited as a company match, including dividends and other property or rights, are immediately vested upon separation from service. All amounts in the participant’s account will be paid in cash in the form of a lump sum or as installments.
Change in Control Termination
Change in Control Severance Agreements
The Company has entered into change-in-control severance agreements with all five Named Executive Officers. If there is a change in control of the Company, as defined below, and the executive has a qualifying termination of employment within the three years following the change in control, the severance benefits in these agreements include:
•	Cash severance
•	Three times the sum of the base salary for the fiscal year in effect plus an amount equal to the greater of the target incentive award for the fiscal year in which termination occurs or the performance award for the fiscal year preceding the fiscal year in which the termination occurs for Messrs. Jean, Walker and Delaney paid as a lump sum.

•	Two times the sum of the base salary for the fiscal year in effect plus an amount equal to the greater of the target incentive award for the fiscal year in which termination occurs or the performance award for the fiscal year preceding the fiscal year in which the termination occurs for Messrs. Marcucci and Korb paid as a lump sum.
•	Pro-rated incentive award for the number of days worked in the fiscal year in which termination occurs, equal to the greater of the target incentive award for the fiscal year in which termination occurs or the performance award for the fiscal year preceding the fiscal year in which the termination occurs paid as a lump sum.

•	Health and welfare benefits continuation for three years paid by the Company.

•	Time vested equity
•	All unvested stock options shall become fully exercisable, regardless of whether or not the vesting conditions set forth in the relevant stock option agreements have been satisfied in full.

•	All restrictions on any restricted stock shall be removed and the stock shall be freely transferable regardless of whether the conditions set forth in the relevant restricted stock agreements have been satisfied in full.
•	Gross-up for any applicable excise tax.
If a named executive officer is entitled to benefits under a change in control agreement, the following would occur immediately upon the occurrence of a change in control (regardless of whether the named executive officer’s employment is terminated as a result of the change in control):
•	All options to acquire common stock and all stock appreciation rights pertaining to common stock held by the executive immediately prior to a change in control would become fully exercisable; and

•	All restrictions on any restricted common stock granted to the executive prior to the change in control would be removed and the stock would be freely transferable.
Change in Control Severance Benefits Under Other Plans and Agreements
The Supplemental Benefit Plan (i.e., “SERP”) provides for benefits in the event of involuntary termination without cause following a Change in Control. Since Mr. Jean is fully vested in the SERP, he would not receive any additional benefits. In the case of Mr. Walker or Mr. Delaney, the executive will vest in the SERP benefit and the SERP is paid out in a lump sum at the time of a Change in Control.
All five NEO’s are entitled to the additional following benefits in the event of involuntary termination without cause following a Change in Control:
•	Performance units –
•	Under the Long-Term Incentive Plan the Executive will receive an amount equal to the product of (1) the number of Performance Units awarded to the Grantee, (2) $100.00, and (3) a fraction, the numerator of which is the number of days during the Performance Period that will have elapsed prior to the first day of the second Fiscal Year immediately following the Fiscal Year in which the Change in Control occurs and the denominator of which is 1,095.

•	Under the 2006 Omnibus Plan the Executive will receive an amount in cash equal to the product of (1) the Target Value ($100.00), (2) the number of Performance Units awarded in the year in which the termination occurs, and (3) a fraction, the numerator of which is the number of years through the date of termination in the current Performance Period (rounded up to the nearest full year) and the denominator of which is the number of years in the current Performance Period.

•	Deferred compensation – all stock fund units credited to a current or former participant’s account will be fully vested and converted to cash based on the Change of Control Value of such stock fund units and be paid out as a lump sum or in installments.
For the purposes of the aforementioned Change in Control related agreements, a Change in Control shall be defined as an occurrence of any of the following:
•	The acquisition by any individual, entity, or group other than the Company of beneficial ownership of 20 percent or more of then outstanding shares of common stock; or

•	Individuals who constitute the Board of Directors cease for any reason to constitute at least a majority of the Board of Directors; or

•	The consummation of a reorganization, merger or consolidation or sale of the Company, or a disposition of all or substantially all of the assets of the Company.
An “Event of Termination for Cause” shall have occurred if, after a Change in Control, the Executive shall have committed in connection with his duties or in course of employment with the Company, gross negligence or willful misconduct, an act of fraud, embezzlement, theft, intentional wrongful damage, intentional wrongful disclosure, or an act leading to a conviction of a felony or misdemeanor involving moral turpitude.
An “Event of Termination for Good Reason” shall have occurred if, on or after a Change in Control the Company or successor assigns the Executive any duties inconsistent with Executive’s position or duties prior to the Change in Control, the Company or successor reduces the Executive’s annual base salary or incentive award, the Company or successor relocates the Executive’s principal office outside of the metropolitan area of Houston, the Company or successor fails to continue any policies, plans, programs or arrangements the Executive participated in prior to the Change in Control, the Company or successor reduces the Executive’s number of paid vacation days, the Company or successor fails to provide appropriate office space, the Company or successor fails to honor any provision of any employment agreement, or the Company or successor purports to terminate the Executive’s employment by the Company without proper notice.

Post-Employment Benefit Table
The following table quantifies the potential payments to named executive officers under the contracts and plans discussed above for various termination scenarios. In each case, the termination is assumed to take place on 10/31/07. The tables show only the value of the amounts payable for enhanced compensation and benefits in connection with each termination scenario.
Post- Employment Compensation

				Restricted	Performance		NQ Deferred	Retirement
	Severance	Pro-rated	Options	Stock	Units	Health	Compensation	(SERP and		Tax Gross-	Total
	Payment	Bonus	(Unvested)	(Unvested)(1)	(Accelerated)	Benefits(2)	(Unvested)	DB)(3)		Up	Benefit
Name	($)	($)	($)	($)	($)	($)	($)	($)		($)	($)
Raymond A. Jean
Enhanced Retirement(4)	n/a	n/a	767,692	1,362,359	506,384	n/a	—	—		n/a	2,636,435
Death/Disability	n/a	n/a	767,692	2,014,064	506,384	n/a	—	—		n/a	3,288,140
Involuntary w/o Cause	1,480,000	661,683	n/a	n/a	n/a	14,419	n/a	n/a		n/a	2,156,102
Termination after Change in Control	6,096,609	1,292,203	767,692	2,083,184	710,000	199,240	—	—		—	11,148,928
Thomas M. Walker
Enhanced Retirement(5)	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a		n/a	n/a
Death/Disability	n/a	n/a	145,600	122,893	54,247	n/a	9,574	263,277	(6)	n/a	595,591
Involuntary w/o Cause	335,000	225,216	n/a	n/a	n/a	6,677	n/a	n/a		n/a	566,893
Termination after Change in Control	1,758,750	251,250	145,600	341,877	60,000	75,137	9,574	169,404		833,570	3,645,162
Kevin P. Delaney
Enhanced Retirement(5)	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a		n/a	n/a
Death/Disability	n/a	n/a	151,050	290,164	103,370	n/a	89,344	1,169,802	(6)	n/a	1,803,730
Involuntary w/o Cause	122,500	n/a	n/a	n/a	n/a	5,618	n/a	n/a		n/a	128,118
Termination after Change in Control	1,690,005	318,335	151,050	426,317	146,667	91,096	89,344	672,114		1,177,415	4,762,343
Mark A. Marcucci
Enhanced Retirement(5)	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a		n/a	n/a
Death/Disability	n/a	n/a	202,883	409,220	112,767	n/a	—	n/a		n/a	724,870
Involuntary w/o Cause	137,500	n/a	n/a	n/a	n/a	7,436	n/a	n/a		n/a	144,936
Termination after Change in Control	979,268	214,634	202,883	556,065	160,000	72,075	—	n/a		—	2,184,925
Brent L. Korb
Enhanced Retirement(5)	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a		n/a	n/a
Death/Disability	n/a	n/a	43,925	61,954	28,192	n/a	25,684	n/a		n/a	159,755
Involuntary w/o Cause	86,500	n/a	n/a	n/a	n/a	4,254	n/a	n/a		n/a	90,754
Termination after Change in Control	573,880	113,940	43,925	160,641	40,000	27,076	25,684	n/a		307,933	1,293,079

(1)	Unvested restricted shares granted after December 31, 2005 under the Quanex Corporation 2006 Omnibus Incentive Plan are forfeited except upon Death, Disability or termination after a Change in Control.

(2)	Health Benefits paid upon involuntary termination without cause include company paid COBRA premiums. Health Benefits paid upon termination after Change in Control includes continuation of all welfare benefits.

(3)	See Narrative to “Pension Benefits Table” for further description of Supplemental Benefit Plan and Defined Benefit Plan.

(4)	This row is intended to show any additional benefits and does not include the present value of the regular pension benefits that would also be payable.

(5)	Mr. Walker, Mr. Delaney, Mr. Marcucci, and Mr. Korb have not reached the minimum retirement requirement of 55 years of age and five years of service with the Company as of October 31, 2007.

(6)	Retirement Benefit amounts for Mr. Walker and Mr. Delaney under Quanex Corporation Supplemental Benefit Plan are in the event of Disability only.

Director Compensation
Directors who are also employees of the Company do not receive any additional compensation for serving on our Board. Mr. Jean is the only director who is also an employee of the Company, and as such he does not receive any additional compensation for such service.
 In fiscal 2007, our non-employee directors received the following compensation:
•	Annual Cash Retainer (1) — $40,000/year paid quarterly

•	Board Meeting Fees(1) — $1,500/meeting ($1,250/telephonic meeting)

•	Committee Meeting Fees(1) — $1,250/meeting

•	Committee Chairman Fees(1) — $7,500/year for Audit; $6,000/year for Compensation; $6,000/year for Governance. Executive Committee Chair receives no extra pay.

•	Annual Stock Retainer(2) — Equivalent value of $25,000 in restricted stock units and equivalent value of $50,000 in options to purchase shares of the Company’s common stock. Both the restricted stock units and the stock options vest immediately upon issuance on October 31, however the restricted stock units are restricted until the director ceases to serve in such role.

•	Initial Stock Option Grant (2) — Following the first full year of service as a director, each non-employee director receives an initial stock option grant to purchase 5,000 shares of the Company’s common stock. These options vest immediately.

•	Expense Reimbursement — Directors are reimbursed for their expenses relating to attendance at meetings.
(1)	Non-employee directors are permitted to defer all or any part of their cash retainers and fees under the Quanex Corporation Deferred Compensation Plan (the “DC Plan”). For a complete description of the primary plan features please see the narrative following the Executive Compensation Table titled “Nonqualified Deferred Compensation.”

(2)	Restricted stock unit grants and stock option grants were issued from the Quanex Corporation 2006 Omnibus Incentive Plan.
Director Stock Ownership Guidelines
We encourage our directors to own stock in the Company because we believe it provides strong alignment of interests between directors and shareholders. Our Director Stock Ownership Guidelines provide that non-employee directors are expected to own, beneficially or otherwise, common shares or common share equivalents of the Company’s Common Stock valued at no less than $100,000, which may be accumulated over a period of three years from joining the Board.. Each year the Committee is apprised of compliance by directors. Currently, all directors subject to the guidelines are in compliance.

Director Compensation Table
The table below shows the compensation of non-employee directors in fiscal 2007.

				Change in
				Pension Value
				and
				Nonqualified
				Deferred
	Fees Earned or	Stock Awards	Option Awards	Compensation	All Other
	Paid in Cash (1)	(2)	(2)	Earnings (3)	Compensation (4)	Total
Name	($)	($)	($)	($)	($)	($)
Donald G. Barger, Jr.	72,375	31,149	33,925	—	16,230	153,679
Susan F. Davis	59,250	31,149	33,925	—	11,850	136,174
Russell M. Flaum (5)	13,375	1,507	—	—	1,070	15,952
Joseph J. Ross	68,500	31,149	33,925	—	13,700	147,274
Joseph D. Rupp	39,750	25,002	33,925	—	—	98,677
Vincent R. Scorsone (6)	24,250	4,334	—	—	—	28,584
Richard L. Wellek	61,250	31,149	33,925	—	12,250	138,574

(1)	Amounts shown reflect fees earned by the directors during fiscal year 2007.

(2)	These columns show respectively, the dollar amounts for restricted stock units and stock options recognized for financial statement reporting purposes with respect to fiscal year 2007 in accordance with FAS 123(R). Director grants vest immediately and as such are expensed on the date of grant. A discussion of the assumptions used in calculating these values may be found in Note 15 to our audited financial statements on form 10-K for the year ended October 31, 2007. These amounts reflect the Company’s accounting expense for these awards and do not necessarily correspond to the actual value that may be recognized by directors. The following table shows the aggregate number of restricted stock units and stock option awards outstanding for each director as of October 31, 2007 as well as the grant date fair value of restricted stock units and option grants made during fiscal year 2007:

			Grant Date Fair Value
	Aggregate Stock Units	Aggregate Option	of Stock and Option
	Outstanding as of	Awards Outstanding as	Awards Made During
	October 31, 2007	of October 31, 2007	2007
Name	(#)	(#)	($)
Donald G. Barger, Jr.	1,353	31,458	58,927
Susan F. Davis	1,353	22,458	58,927
Russell M. Flaum	—	15,430	—
Joseph J. Ross	1,353	40,458	58,927
Joseph D. Rupp	607	2,528	58,927
Vincent R. Scorsone	—	3,042	—
Richard L. Wellek	1,353	31,458	58,927

(3)	We do not provide a pension plan for non-employee directors. None of the directors received preferential or above-market earnings on deferred compensation.

(4)	Amounts shown are the dollar value of Company matching awards made in the form of notional common stock units, pursuant to the terms of the DC Plan. Mr. Barger’s total also includes $1,755 for company paid premiums on his life insurance policy.

(5)	Mr. Flaum retired as a director on December 13, 2006.

(6)	Mr. Scorsone retired as a director on February 27, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
For information related to securities authorized for issuance under the Company’s equity compensation plans, please see the table titled “Equity Compensation Summary”, located in the Original 10-K and incorporated herein by reference.
Principal Stockholders
The following table contains information regarding the beneficial ownership of each person or entity who is known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding Common Stock. This information is current as of December 31, 2007 for each Holder. Such information is based upon information provided to the Company by such owners or their required SEC filings.

	Amount and
	Nature of
	Beneficial		Percent
Name and Address	Ownership		(%)
Lord Abbett & Co. LLC, 90 Hudson Street, Jersey City, NJ 07302	6,543,547	(1)	17.56
Artisan Partners Limited, 875 East Wisconsin Avenue, Ste. 800, Milwaukee, WI 53202	2,453,508	(2)	6.58
Barclays Global Investors, 45 Fremont Street, San Francisco, CA 94105	1,974,367	(3)	5.30

(1)	Lord, Abbett & Co. LLC possesses sole investment discretion with respect to all shares and sole voting authority on 6,170,367 shares.

(2)	Artisan Partners Limited possesses shared voting power with respect to 2,193,008 shares and shared investment discretion with respect to all shares.

(3)	Barclays Global Investors, a subsidiary of Barclays PLC, a United Kingdom financial services company, possesses sole investment discretion with respect to all shares and sole voting authority with respect to 1,489,481 shares.

Security Ownership of Management
The following table sets forth, as of February 1, 2008, the number and percentage of beneficial ownership of shares of Common Stock, Restricted Stock Units, shares of Common Stock credited under the Deferred Compensation Plan, and the amount of shares obtainable upon conversion of options exercisable (or exercisable within 60 days) for each current director and nominee for director of the Company, the executive officers named in the compensation table on page 19 of this Form 10-K/A, and all officers and directors as a group. Each of the directors and executive officers has sole voting and investment with respect to the securities listed by their name below.

			Common	Common
	Common		Stock	Stock
	Stock	Restricted	Credited	Underlying
	Owned of	Stock	Under	Exercisable
	Record	Units	DC Plan	Options(1)	Total	Percent
Raymond A. Jean	188,890	0	36,172	357,641	582,703	1.56%
Thomas M. Walker	8,300	0	2,786	13,333	24,419	*
Kevin P. Delaney	18,014	0	13,334	52,358	83,706	*
Mark A. Marcucci	23,260	0	0	94,467	117,727	*
Brent L. Korb	5,625	0	4,171	16,066	25,862	*
Donald G. Barger	4,107	1,353	15,724	31,458	52,642	*
Susan F. Davis	25,182	1,353	19,823	22,458	68,816	*
Joseph J. Ross	6,273	1,353	14,668	40,458	62,752	*
Joseph D. Rupp	0	607	0	7,528	8,135	*
Richard L. Wellek	2,898	1,353	8,005	31,458	43,714	*
All Officers and Directors as a group (2)	289,011	6,019	121,732	712,092	1,128,854	3.03%

*	Less than 1.0%

(1)	Includes options exercisable within 60 days.

(2)	Includes owned or credited shares totaling 29,551 for Mr. Hammonds and 28,827 for Mr. Mannion.
Changes in Control
As disclosed in its Current Report on Form 8-K filed on November 19, 2007, the Company on November 18, 2007 entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gerdau S.A. (“Gerdau”), pursuant to which a U.S. wholly-owned subsidiary of Gerdau will merge with and into the Company, with the Company being the surviving corporation (the “Merger”). Following the Merger, the Company will be wholly owned by Gerdau. Subject to the terms and conditions of the Merger Agreement, upon completion of the Merger, each share of the Company’s common stock issued and outstanding will be converted into the right to receive cash consideration of $39.20, without interest. The Merger will constitute a change in control of the Company.

Item 13. Certain Relationships and Related Transactions
Related Party Transactions
During the Company’s fiscal year ended October 31, 2007, there were no related party transactions as defined by Item 404(a) of Regulation S-K.
The Company’s Code of Business Conduct and Ethics generally prohibits directors and officers from engaging in activities that would involve a conflict of interest or any appearance thereof. In the event that an employee or director needs a waiver of the Code of Business Conducts and Ethics, that employee must request such a waiver from the Company’s Nominating and Governance Committee, which then must consider the request and make any necessary disclosure that may be required by the New York Stock Exchange or the SEC. Additionally, the Company requests disclosure of any conflicts of interest in its annual employee questionnaire and annual Director and Officer Questionnaire, both of which are completed by all directors and executive officers of the Company every year.
Item 14. Principal Accountant Fees and Services
Audit and Related Fees
The following table reflects fees for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for the years ended October 31, 2007 and October 31, 2006, and fees billed for other services rendered by Deloitte & Touche LLP during these periods.

	FY 2007	FY 2006
Audit Fees(1)	$2,014,000	$1,969,000
Audit Related Fees(2)	973,000	104,000
Tax Fees(3)	66,000	70,000
All Other Fees(4)	485,000	83,000

Total	$3,538,000	$2,226,000

(1)	Audit Fees consist of professional services and related expenses rendered by Deloitte & Touche LLP for the audit of our annual financial statements, audit of internal controls and review of financial statements included in Forms 10-Q and Form 10-K.

(2)	Audit Related Fees include employee benefit audits as well as assurance and related services by Deloitte & Touche LLP that are reasonably related to the performance of the audit or review of our financial statements and are not included in Audit Fees. Included in fiscal 2007 is $861 thousand of additional testing and audit work performed in preparation for possible lower scoping as a result of the pending transactions.

(3)	Tax Fees include professional services rendered by Deloitte & Touche LLP for tax return reviews and miscellaneous consulting.

(4)	All Other Fees include all other services provided by Deloitte & Touche, LLP, other than those reported above, including purchase price accounting services and other miscellaneous consulting. The fiscal 2007 fees are entirely comprised of transaction due diligence.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
Pursuant to its charter, the Audit Committee of our Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement between the Company and its independent auditors. Deloitte & Touche’s engagement to conduct the audit of Quanex Corporation for fiscal 2007 was approved by the Audit Committee on December 5, 2006. Additionally, 100% of the permissible audit and non-audit engagements or relationships between the Company and Deloitte & Touche LLP entered into during fiscal 2006 and fiscal 2007 were reviewed and approved by the Audit Committee, as provided in its charter.
We have been advised by Deloitte & Touche LLP that substantially all of the work done in conjunction with its 2007 audit of the Company’s financial statements for the most recently completed fiscal year was performed by full-time employees and partners of Deloitte & Touche, LLP. The Audit Committee has determined that the provisions of services rendered for all other fees, as described above, is compatible with maintaining independence of Deloitte & Touche, LLP.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanex Corporation

By:	/s/ RAYMOND A. JEAN Raymond A. Jean	February 25, 2008
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Raymond A. Jean Raymond A. Jean	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2008

/s/ Donald G. Barger, Jr. Donald G. Barger, Jr.	Director	February 25, 2008

/s/ Susan F. Davis Susan F. Davis	Director	February 25, 2008

/s/ Joseph J. Ross Joseph J. Ross	Director	February 25, 2008

/s/ Joseph D. Rupp Joseph D. Rupp	Director	February 25, 2008

/s/ Richard L. Wellek Richard L. Wellek	Director	February 25, 2008

/s/ Thomas M. Walker Thomas M. Walker	Senior Vice President—Finance Chief Financial Officer (Principal Financial Officer)	February 25, 2008

/s/ Brent L. Korb Brent L. Korb	Vice President and Controller (Principal Accounting Officer)	February 25, 2008