Form 10-Q
period 2008-01-31
QUANEX CORP
filed 2008-03-04
CIK 276889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
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
Registrant’s telephone number, including area code: (713) 961-4600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer“and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a small reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2008
Common Stock, par value $0.50 per share	37,296,765

QUANEX CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
	2008	2007
	(In thousands except share data)
ASSETS
Current assets:
Cash and equivalents	$210,274	$172,838
Short-term investments	4,750	44,750
Accounts and notes receivable, net of allowance of $4,237 and $4,261	172,769	189,754
Inventories, net	169,454	152,185
Deferred income taxes	11,896	11,904
Prepaid and other current assets	5,021	5,066

Total current assets	574,164	576,497

Property, plant and equipment, net	416,244	426,032
Goodwill	203,052	203,065
Cash surrender value insurance policies	30,038	29,934
Intangible assets, net	83,537	85,514
Other assets	13,005	13,780

Total assets	$1,320,040	$1,334,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147,723	$149,512
Accrued liabilities	43,476	58,896
Income taxes payable	5,968	14,431
Current maturities of long-term debt	117,063	126,464

Total current liabilities	314,230	349,303

Long-term debt	2,538	2,551
Deferred pension obligation	5,861	4,093
Deferred postretirement welfare benefits	6,739	6,745
Deferred income taxes	55,434	60,233
Non-current environmental reserves	11,958	12,738
Other liabilities	36,132	16,010

Total liabilities	432,892	451,673

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding none	—	—
Common stock, $0.50 par value, shares authorized 100,000,000; issued 38,276,469 and 38,301,033	19,138	19,151
Additional paid-in-capital	215,706	214,239
Retained earnings	688,135	690,328
Accumulated other comprehensive income (loss)	(1,636)	(1,534)

	921,343	922,184
Less treasury stock, at cost, 853,762 and 981,117 shares	(32,447)	(37,287)
Less common stock held by Rabbi Trust, 130,329 shares	(1,748)	(1,748)

Total stockholders’ equity	887,148	883,149

Total liabilities and stockholders’ equity	$1,320,040	$1,334,822

The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2008	2007
	(In thousands, except per share amounts)

Net sales	$447,552	$417,641
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	378,561	341,614
Selling, general and administrative expense	30,320	25,699
Depreciation and amortization	18,919	18,996

Operating income	19,752	31,332
Interest expense	(929)	(1,035)
Other, net	(6,872)	1,974

Income before income taxes	11,951	32,271
Income tax expense	(8,867)	(11,617)

Net income	$3,084	$20,654

Earnings per common share:
Basic	$0.08	$0.56
Diluted	$0.08	$0.55

Weighted-average common shares outstanding:
Basic	37,166	36,897
Diluted	40,168	38,809

Cash dividends declared per share	$0.1400	$0.1400
The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	January 31,
	2008	2007
	(In thousands)
Operating activities:
Net income	$3,084	$20,654
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,986	19,063
Loss on early extinguishment of debentures	9,683	—
Deferred income taxes	(1,067)	(1,186)
Stock-based compensation	932	2,643
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts and notes receivable	17,042	24,216
Decrease (increase) in inventory	(17,303)	3,328
Increase (decrease) in accounts payable	(1,788)	(2,055)
Increase (decrease) in accrued liabilities	(16,888)	(11,183)
Increase (decrease) in income taxes payable	8,295	8,191
Increase (decrease) in deferred pension and postretirement benefits	2,003	1,630
Other, net	1,091	553

Cash provided by (used for) operating activities	24,070	65,854

Investing activities:
Purchases of short-term investments	—	(40,000)
Proceeds from sales of short-term investments	40,000	—
Capital expenditures, net of retirements	(7,155)	(9,613)
Other, net	92	(173)

Cash provided by (used for) investing activities	32,937	(49,786)

Financing activities:
Early extinguishments of debentures	(18,825)	—
Repayments of long-term debt	(14)	(21)
Common stock dividends paid	(5,213)	(5,210)
Issuance of common stock from option exercises, including related tax benefits	4,536	997
Other, net	—	(11)

Cash provided by (used for) financing activities	(19,516)	(4,245)

Effect of exchange rate changes on cash equivalents	(55)	(26)
Increase (decrease) in cash and equivalents	37,436	11,797
Cash and equivalents at beginning of period	172,838	105,708

Cash and equivalents at end of period	$210,274	$117,505

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,685	$1,707
Cash paid during the period for income taxes	$374	$4,264
The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
		Additional		Other	Treasury	Total
	Common	Paid-in	Retained	Comprehensive	Stock &	Stockholders’
Three Months ended January 31, 2008	Stock	Capital	Earnings	Income (Loss)	Other	Equity
	(In thousands, except per share amounts)
Balance at October 31, 2007	$19,151	$214,239	$690,328	$(1,534)	$(39,035)	$883,149
Net income			3,084			3,084
Common dividends ($0.14 per share)			(5,213)			(5,213)
Stock-based compensation activity:
Stock-based compensation earned		864				864
Stock options exercised			(1,568)		4,840	3,272
Stock-based compensation tax benefit		1,385				1,385
Cumulative effect of adopting FIN 48			1,948			1,948
Other	(13)	(782)	(444)	(102)		(1,341)

Balance at January 31, 2008	$19,138	$215,706	$688,135	$(1,636)	$(34,195)	$887,148

The accompanying notes are an integral part of the financial statements.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Basis of Presentation
Quanex was organized in 1927 as a Michigan corporation under the name Michigan Seamless Tube Company. Quanex reincorporated in Delaware in 1968 under the same name and then changed its name to Quanex Corporation in 1977. References made to the “Company” or “Quanex” include Quanex Corporation and its subsidiaries unless the context indicates otherwise.
The Company’s businesses are focused on two end markets, vehicular products and building products, and are managed on a decentralized basis. The businesses are presented as three reportable segments: Vehicular Products, Engineered Building Products and Aluminum Sheet Building Products. Quanex believes it is a technological leader in the production of engineered carbon and alloy steel bars, heat treated bars, aluminum flat-rolled products, flexible insulating glass spacer systems, extruded profiles, and precision-formed metal and wood products which primarily serve the North American vehicular products and building products markets. The Company uses state-of-the-art manufacturing technologies, low-cost production processes, and engineering and metallurgical expertise to provide customers with specialized products for specific applications.
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
On February 1, 2007, Quanex purchased the assets of Atmosphere Annealing, Inc. (AAI) which has been integrated into the Company’s Vehicular Products segment.
On November 19, 2007, the Company announced that its Board of Directors unanimously approved a merger of Quanex, consisting principally of the Vehicular Products business and all non-Building Products related corporate accounts, with a wholly-owned subsidiary of Gerdau S.A. (Gerdau) in exchange for $39.20 per share in cash. Quanex entered into a definitive agreement with Gerdau. with respect to the merger on November 18, 2007. In connection with the merger, the Company will spin-off its Building Products business to its shareholders as a stand alone company called Quanex Building Products in a taxable distribution. All Quanex shareholders of record will receive one share of Quanex Building Products’ stock for each share of Quanex stock.
The merger of Quanex with a wholly-owned subsidiary of Gerdau remains subject to approval by Quanex shareholders, completion of the spin-off and other customary closing conditions. The spin and merger are expected to be completed by the end of the first quarter of calendar 2008. Until then, Quanex expects to continue to pay a regular, quarterly cash dividend on its outstanding common stock. The proposed Building Products spin-off is expected to be consummated immediately prior to completion of the Quanex Corporation/Gerdau merger and is structured as a taxable distribution at the corporate level.
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

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Unless otherwise noted, the information included in this Quarterly Report on Form 10-Q relates to Quanex Corporation without giving effect to the proposed spin-off and merger.
2. New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R (revised 2007), “Business Combinations” (SFAS 141R). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after November 1, 2009 for the Company). Early application is not permitted. While the Company has not yet evaluated SFAS 141R for the impact, if any, the statement will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions closed after October 31, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS No. 160 addresses the accounting and reporting framework for minority interests by a parent company. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 (as of November 1, 2009 for the Company). The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), which prescribes recognition of the funded status of a benefit plan in the balance sheet and additional disclosure requirements. The funded status is measured as the difference between the fair market value of the plan assets and the benefit obligation. The recognition of the funded status and disclosure elements of SFAS 158 were effective for fiscal years ending after December 15, 2006 and, accordingly, were adopted by the Company as of October 31, 2007. SFAS 158 also requires the consistent measurement of plan assets and benefit obligations as of the date of the fiscal year-end. This measurement date element will be effective for fiscal years ending after December 15, 2008 (as of October 31, 2009 for the Company), but will not have an impact on the Company as the Company already measures the plan assets and obligations as of the end of its fiscal year.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157, as it relates to financial assets and financial liabilities, becomes effective for fiscal years beginning after November 15, 2007 (as of November 1, 2008 for the Company). On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008) as of November 1, 2009 for the Company). Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
In September 2006, the FASB ratified the EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin 85-4” (EITF 06-5). The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract”. For group policies with multiple certificates or multiple policies with a group rider, the EITF also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level (i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets). The provisions of EITF 06-5 were effective for fiscal years beginning after December 15, 2006 (as of November 1, 2007 for the Company). The adoption of EITF 06-5 did not have a material impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1) which is effective for fiscal years beginning after December 15, 2006 (as of November 1, 2007 for the Company). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company has adopted the direct expensing method, under which the costs of planned major maintenance activities are expensed in the period in which the costs are incurred. The condensed consolidated financial statements for January 31, 2007 have been adjusted to apply the new method retrospectively. The application of FSP AUG AIR-1 will effect our fiscal 2007 interim period reporting but will not result in a cumulative effect adjustment to our annual consolidated financial statements. Additionally, the application of FSP AUG AIR-1 only impacted the Vehicular Products Segment. The following tables illustrate the affect of applying the direct expensing method on individual line items in the condensed consolidated financial statements:

	Before		After
	Application		Application
Condensed Consolidated Statement of Income	of FSP AUG		of FSP AUG
for the three months ended January 31, 2007	AIR-1	Adjustment	AIR-1
	(In thousands, except per share data)

Net sales	$417,641	$—	$417,641
Cost of sales	342,565	(951)	341,614
Operating income	30,381	951	31,332
Income tax expense	(11,275)	(342)	(11,617)
Net income	20,045	609	20,654

Basic earnings per common share	$0.54	$0.02	$0.56
Diluted earnings per common share	$0.53	$0.02	$0.55
The effect of applying the direct expensing method retrospectively will result in an increase in net income of $0.6 million, or $0.02 per basic and diluted share, for the three months ended January 31, 2007. The adoption of FSP AUG AIR-1 will not have an impact on full year net income or full year earnings per share for fiscal year 2007.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance for classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. FIN 48 permits an entity to recognize interest related to tax uncertainties as either income taxes or interest expense. FIN 48 also permits an entity to recognize penalties related to tax uncertainties as either income tax expense or within other expense classifications. FIN 48 was effective for annual periods beginning after December 15, 2006, and the Company adopted FIN 48 effective November 1, 2007. Consistent with its past practice, the Company continues to recognize interest and penalties as income tax expense. Upon adoption, the Company recorded the cumulative effect of the change in accounting principle of $1.9 million as an increase to retained earnings. The impact of the adoption is more fully disclosed in Note 13.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Short-term Investments
Short-term investments consist of the following:

	January 31,	October 31,
	2008	2007
	(In thousands)
Auction rate securities	$—	$40,000
Commercial paper	4,750	4,750

Total	$4,750	$44,750

In the first quarter of fiscal 2007, the Company began investing in auction rate securities, which are highly liquid, variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through an auction process, typically held every 7, 28 or 35 days, creating short-term liquidity. The securities trade at par, and interest is paid at the end of each auction period. The Company limits its investments in auction rate securities to securities that carry a AAA (or equivalent) rating from a recognized rating agency and limits the amount of credit exposure to any one issuer. The investments are classified as available-for-sale and are reported as current assets. The Company expects its short-term investments to be sold within one year, regardless of legal maturity date. The auction rate securities are recorded at cost, which approximate fair value due to their variable interest rates that are reset within a period of less than 35 days. During the three months ended January 31, 2008, the Company sold its remaining $40.0 million of auction rate securities and did not make any purchases. During the three months ended January 31, 2007, the Company purchased $40.0 million of auction rate securities. Quanex’s investment in auction rate securities was zero as of January 31, 2008.
The Company’s commercial paper investment had a scheduled maturity in September 2007. During the fourth fiscal quarter of 2007, the Company wrote down this investment from $5.0 million to an estimated fair value of $4.8 million.
4. Acquired Intangible Assets
Intangible assets consist of the following (in thousands):

	As of January 31, 2008		As of October 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	$40,991	$6,271	$40,991	$5,663
Trademarks and trade names	38,230	5,835	38,230	5,409
Patents	25,877	11,955	25,877	11,087
Other intangibles	400	100	1,601	1,226

Total	$105,498	$24,161	$106,699	$23,385

Unamortized intangible assets:
Trade name	$2,200		$2,200
The aggregate amortization expense for the three month period ended January 31, 2008 was $2.0 million. The aggregate amortization expense for the three month period ended January 31, 2007 was $1.8 million.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Estimated amortization expense for the next five years, based upon the amortization of pre-existing intangibles follows (in thousands):

Fiscal Years Ending	Estimated
October 31,	Amortization

2008 (remaining nine months)	$4,762
2009	$4,847
2010	$4,772
2011	$4,697
2012	$4,672
5. Inventories
Inventories consist of the following:

	January 31,	October 31,
	2008	2007
	(In thousands)
Raw materials	$38,892	$35,271
Finished goods and work in process	105,379	94,510

	144,271	129,781
Supplies and other	25,183	22,404

Total	$169,454	$152,185

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	January 31,	October 31,
	2008	2007
	(In thousands)
LIFO	$57,383	$53,543
FIFO	112,071	98,642

Total	$169,454	$152,185

An actual valuation of inventory under the last in, first out (LIFO) method can be made only at the end of each year based on the inventory costs and levels at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs and levels. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, the Company performs a projection of the year-end LIFO reserve and considers expected year-end inventory pricing and expected inventory levels. Depending on this projection, the Company may record an interim allocation of the projected year-end LIFO calculation. With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $57.3 million as of January 31, 2008 and October 31, 2007, respectively.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Earnings Per Share
The computational components of basic and diluted earnings per share are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended
	January 31, 2008			January 31, 2007
			Per-			Per-
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings and earnings per share	$3,084	37,166	$0.08	$20,654	36,897	$0.56

Effect of dilutive securities
Common stock equivalents arising from settlement of contingent convertible debentures	—	2,393		500	1,418
Common stock equivalents arising from stock options	—	437		—	325
Restricted stock	—	42		—	39
Common stock held by rabbi trust	—	130		—	130

Diluted earnings and earnings per share	$3,084	40,168	$0.08	$21,154	38,809	$0.55

The computation of diluted earnings per share excludes outstanding options in periods where inclusion of such options would be anti-dilutive in the periods presented. All stock options were dilutive for the 2008 period presented. For the three months ended January 31, 2007, 0.5 million stock options were excluded from the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common stock during the period.
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
7. Comprehensive Income
Comprehensive income comprises net income and all other non-owner changes in equity, including realized and unrealized gains and losses on derivatives, pension related adjustments and foreign currency translation adjustments. Comprehensive income for the three months ended January 31, 2008 and 2007 was as follows:

	Three Months Ended
	January 31,
	2008	2007
	(In thousands)
Comprehensive income:
Net income	$3,084	$20,654
Foreign currency translation adjustment	(102)	(60)

Total comprehensive income, net of taxes	$2,982	$20,594

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Long-term Debt
Long-term debt consists of the following:

	January 31,	October 31,
	2008	2007
	(In thousands)
Credit Facility Revolver	$—	$—
2.50% Convertible Senior Debentures due 2034	115,600	125,000
City of Richmond, Kentucky Industrial Building Revenue Bonds	2,500	2,500
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	1,400	1,400
Capital lease obligations and other	101	115

Total debt	$119,601	$129,015
Less maturities due within one year included in current liabilities	117,063	126,464

Long-term debt	$2,538	$2,551

Approximately 97% of the total debt had a fixed interest rate at January 31, 2008 and October 31, 2007. See Interest Rate Risk section in Item 3, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q for additional discussion.
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
The Credit Facility includes two primary financial covenants including a maximum leverage test and minimum interest coverage test. Additionally, there are certain limitations on additional indebtedness, asset or equity sales, and acquisitions. Distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default. As of January 31, 2008, the Company was in compliance with all current Credit Facility covenants. The Company had no borrowings under the Credit Facility as of January 31, 2008. The aggregate availability under the Credit Facility was $337.7 million at January 31, 2008, which is net of $12.3 million of outstanding letters of credit.
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

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Debentures are convertible into shares of Quanex common stock, upon the occurrence of certain events, at an adjusted conversion rate of 39.7230 shares of common stock per $1,000 principal amount of notes. This conversion rate is equivalent to an adjusted conversion price of $25.17 per share of common stock, subject to adjustment in some events such as a common stock dividend or an increase in the cash dividend. Adjustments to the conversion rate are made when the cumulative adjustments exceed 1% of the conversion rate. In January 2005, the Company announced that it had irrevocably elected to settle the principal amount of the Debentures in cash when they become convertible and are surrendered by the holders thereof. The Company retains its option to satisfy any excess conversion obligation (stock price in excess of conversion price) with either shares, cash or a combination of shares and cash. Based on the provisions of EITF Issue No. 01-6 “The Meaning of Indexed to a Company’s Own Stock” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock ”, the conversion feature of the Debenture is not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and accordingly has not been bifurcated and accounted for separately as a derivative under SFAS 133.
The Debentures are only convertible under certain circumstances, including: (i) during any fiscal quarter if the closing price of the Company’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the previous fiscal quarter is more than 120% of the conversion price per share of the Company’s common stock on such last trading day; (ii) if the Company calls the Debentures for redemption; or (iii) upon the occurrence of certain corporate transactions, as defined. Upon conversion, the Company has the right to deliver common stock, cash or a combination of cash and common stock. The Company may redeem some or all of the Debentures for cash any time on or after May 15, 2011 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on May 15, 2011, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Excluding the first fiscal quarter of fiscal 2007, the Debentures have been convertible effective May 1, 2005 and continue to be convertible though the quarter ending April 30, 2008, as the closing price of the Company’s common stock exceeded the contingent conversion price during the applicable periods as described in (i) above. The Debentures have been classified as current since October 31, 2007 as it is reasonably expected that the Debentures will be settled within twelve months.
During the first fiscal quarter of 2008, certain holders elected to convert $9.4 million principal of Debentures. The Company paid $18.8 million to settle these conversions, including the premium which the Company opted to settle in cash. The Company recognized a $9.7 million loss on early extinguishment which represents the conversion premium and the non-cash write-off of unamortized debt issuance costs. The loss is reported in Other, net in the Consolidated Statements of Income.
9. Pension Plans and Other Postretirement Benefits
The Company has a number of retirement plans covering substantially all employees. The Company provides both defined benefit and defined contribution plans. In general, the plant or location of his/her employment determines an employee’s coverage for retirement benefits.
The Company has non-contributory, single employer defined benefit pension plans that cover substantially all non-union employees and union employees in Vehicular Products. Effective January 1, 2007, the Company amended one of its defined benefit pension plans to reflect a new cash balance formula for all new salaried employees hired on or after January 1, 2007 and for any non-union employees who were not participating in a defined benefit plan prior to January 1, 2007. Accordingly, the additional participants in the defined benefit pension plan have resulted in an increase to service costs since January 1, 2007.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of net pension and other postretirement benefit cost are as follows:

	Three Months Ended
	January 31,
	2008	2007
	(In thousands)
Pension Benefits:
Service cost	$2,224	$1,537
Interest cost	1,235	1,070
Expected return on plan assets	(1,603)	(1,166)
Amortization of unrecognized prior service cost	55	53
Amortization of unrecognized net loss	99	252

Net periodic pension cost	$2,010	$1,746

	Three Months Ended
	January 31,
	2008	2007
	(In thousands)
Postretirement Benefits:
Service cost	$17	$20
Interest cost	107	105
Amortization of unrecognized prior service cost	(16)	(15)

Net periodic postretirement benefit cost	$108	$110

During the three months ended January 31, 2008, the Company made no contributions to its defined benefit plans. The Company estimates that it will contribute $0.4 million to its defined benefit plans during the remainder of fiscal 2008 representing minimum pension contributions required.
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

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
	January 31,
	2008	2007
	(In thousands)
Net Sales:
Vehicular Products[1]	$272,640	$217,250
Engineered Building Products	87,275	98,870
Aluminum Sheet Building Products	92,068	105,236
Intersegment Eliminations	(4,431)	(3,715)

Consolidated	$447,552	$417,641

Operating Income (Loss):
Vehicular Products[1]	$25,437	$25,823
Engineered Building Products	1,895	3,850
Aluminum Sheet Building Products	5,602	10,587
Corporate & Other[2]	(13,182)	(8,928)

Consolidated	$19,752	$31,332

	January 31,	October 31,
	2008	2007
	(In thousands)
Identifiable Assets:
Vehicular Products	$544,193	$533,641
Engineered Building Products	435,749	444,677
Aluminum Sheet Building Products	147,358	162,139
Corporate, Intersegment Eliminations & Other	192,740	194,365

Consolidated	$1,320,040	$1,334,822

Goodwill:
Vehicular Products	$6,680	$6,680
Engineered Building Products	175,983	175,996
Aluminum Sheet Building Products	20,389	20,389

Consolidated	$203,052	$203,065

11. Stock Repurchase Program and Treasury Stock
On August 26, 2004, the Company’s Board of Directors approved an increase in the number of authorized shares in the Company’s existing stock buyback program, up to 2.25 million shares; and on August 24, 2006 the Board of Directors approved an additional increase of 2.0 million shares to the existing program. As of January 31, 2008 and October 31, 2007, the remaining shares authorized for repurchase in the program was 2,676,050. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company uses a moving average method on the subsequent reissuance of shares, and any resulting proceeds in excess of cost are credited to additional paid in capital while any deficiency is charged to retained earnings. As of October 31, 2007, the number of shares in treasury was 981,117. The number of shares in treasury was reduced to 853,762 by January 31, 2008 due to stock option exercises and restricted stock issuances.
12. Stock-Based Compensation
The Company has stock option, restricted stock, and restricted stock unit (RSU) plans which provide for the granting of stock options, common shares or RSUs to key employees and non-employee directors. The Company’s practice is to grant options and restricted stock or RSUs to directors on October 31st of each year, with an additional grant of options to each director on the date of his or her first anniversary of service. Additionally, the Company’s practice is to grant options and restricted stock to employees at the Company’s December board meeting and occasionally to key employees on their respective dates of hire. The exercise price of the option awards is equal to the closing market price on these pre-determined dates. The Company generally issues shares from treasury, if available, to satisfy stock option exercises. If there are no shares in treasury, the Company issues additional shares of common stock. Stock-based compensation for the three months ended January 31, 2008 and 2007 was $0.9 million and $2.6 million, respectively. The expense decreased in fiscal 2008 as the Company did not make its annual grants in December 2007 because of the pending merger transaction.

[1]	First quarter 2008 includes MACSTEEL Atmosphere Annealing which was acquired on February 1, 2007.

[2]	First quarter 2008 includes $4.5 million of transaction related costs compared to none in the corresponding first quarter 2007.

QUANEX CORPORATION NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
As described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007, the Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. Stock-based compensation related solely to stock options for the three months ended January 31, 2008 and 2007 was $0.6 million and $2.1 million, respectively. The following is a summary of valuation assumptions and resulting grant-date fair values for grants during the following periods:

	Three Months Ended
	January 31,
	2008	2007
Weighted-average expected volatility	36.5%	36.5%
Expected term (in years)	4.9	4.9-5.1
Risk-free interest rate	3.28%	4.39%
Expected dividend yield over expected term	1.75%	1.75%
Weighted-average annual forfeiture rate	0%	4.98%
Weighted-average grant-date fair value per share	$16.31	$12.44
The Company has various stock option plans for key employees and directors as described in its Annual Report on Form 10-K for the fiscal year ended October 31, 2007. Below is a table summarizing the stock option activity in all plans since October 31, 2007:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Term (in years)	(000’s)

Outstanding at October 31, 2007	1,427,275	$27.57
Granted	5,000	52.31
Exercised	(127,355)	25.69
Forfeited or expired	—	—

Outstanding at January 31, 2008	1,304,920	$27.84	6.8	$32,058

Vested or expected to vest at January 31, 2008	1,277,160	$27.61	6.7	$31,668

Exercisable at January 31, 2008	1,025,037	$24.98	6.4	$28,116

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended January 31, 2008 and 2007 was $3.2 million and $0.5 million, respectively.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the nonvested stock option shares under all plans during the three months ended January 31, 2008 is presented below:

		Weighted-Average
		Grant-Date Fair
	Shares	Value Per Share

Nonvested at October 31, 2007	577,580	$11.55
Granted	5,000	16.31
Vested	(302,697)	10.74
Forfeited	—	—

Nonvested at January 31, 2008	279,883	$12.52

13. Income Taxes
As disclosed in Note 2, the Company adopted FIN 48 effective November 1, 2007. Upon adoption, the Company recorded the cumulative effect of the change in accounting principle of $1.9 million as an increase to retained earnings. As a result, the Company recognized an $18.0 million increase in the liability for unrecognized tax benefits, a $3.8 million net reduction in deferred tax liabilities, and a $16.1 million reduction in income taxes payable. Upon adoption on November 1, 2007, the Company’s unrecognized tax benefits totaled $18.0 million, of which $15.8 million related to interest and penalties. The liabilities for unrecognized tax benefits at November 1, 2007, included $3.8 million for which the disallowance of such items would not affect the annual effective tax rate. Non-current unrecognized tax benefits are recorded in Other liabilities in the Consolidated Balance Sheet.
The liability for the unrecognized tax benefits is primarily related to the Company’s legal proceedings currently in Tax Court regarding the disallowance by the IRS of a capital loss deduction taken and the imposition of penalties and interest on the deficiency for the tax years 1997 and 1998, as more fully described in Note 14. The remainder of the liability is evenly divided between federal and state tax issues regarding the interpretations of tax laws and regulations.
The Company and/or one or more of its subsidiaries files income tax returns in the US federal and various state jurisdictions in the U.S. as well as in Canada. The Company is not currently under a tax examination, but in certain jurisdictions the statute of limitations has not yet expired. The Company generally remains subject to examination of its U.S. federal income tax returns for 2004 and later years. The Company generally remains subject to examination of its various state income tax returns for a period of four to five years from the date the return was filed. The state impact of any federal changes remains subject to examination by various states for a period up to one year after formal notification of the states.
Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. The final outcome of the future tax consequences of legal proceedings as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws, changes in income tax rates, or expiration of statutes of limitation could impact the Company’s financial statements. The Company is subject to the effects of these matters occurring in various jurisdictions. Accordingly, the Company has unrecognized tax benefits recorded for which it is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease within the next twelve months. Any such increase or decrease could have a material affect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with these matters, it is not possible to estimate the impact of any such change.
The unrecognized tax benefits at January 31, 2008 were $18.4 million, including $4.0 million for which the disallowance of such items would not affect the annual effective tax rate. For the three months ended January 31, 2008, the Company recognized $0.3 million in interest and penalties, which are reported as income tax expense in the Consolidated Statement of Income consistent with past practice.
Effective Tax Rate
The effective tax rate for the first quarter 2008 increased to 74.2% from 35.0% in fiscal 2007 as a result of the predominately nondeductible pretax loss on early extinguishment of the Company’s Debentures coupled with transaction costs which are also nondeductible for tax purposes. The effect of these types of expenses were included in the estimated effective tax rate for the year.

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
Total environmental reserves and corresponding recoveries for Quanex’s current plants, former operating locations, and disposal facilities were as follows:

	January 31,	October 31,
	2008	2007
	(in thousands)

Current[1]	$3,135	$2,894
Non-current	11,958	12,738

Total environmental reserves	15,093	15,632

Receivable for recovery of remediation costs[2]	$5,591	$5,591

Approximately $3.2 million of the January 31, 2008 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. As discussed below, the reserve includes net present values for certain fixed and reliably determinable components of the Company’s remediation liabilities. Without such discounting, the Company’s estimate of its environmental liabilities as of January 31, 2008 and as of October 31, 2007 would be $16.6 million and $17.1 million, respectively. An associated $5.6 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of January 31, 2008 and October 31, 2007. The change in the environmental reserve during the first three months of fiscal 2008 primarily consisted of cash payments for existing environmental matters.
The Company’s Nichols Aluminum-Alabama, Inc. (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter 2006, started a phased program to treat in place free product petroleum that had been released to soil and groundwater. Based on its studies to date, which remain ongoing, the Company’s remediation reserve at NAA’s Decatur plant is $5.4 million or approximately 36% of the Company’s total environmental reserve. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of January 31, 2008, the Company expects to recover from the sellers’ shareholders an additional $5.6 million. Of that, $4.8 million is recorded in Other assets, and the balance is reflected in Prepaid and other current assets.

[1]	Reported in Accrued liabilities on the Consolidated Balance Sheets

[2]	Reported in Prepaid and other current assets and Other assets on the Consolidated Balance Sheets

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s reserve for its MACSTEEL plant in Jackson, Michigan is $5.7 million or 38% of the Company’s total environmental reserve. Installation of an hydraulic barrier (sheet pile wall) and groundwater extraction and treatment system (the interim remedy) to prevent impacted groundwater migration emanating from a historical plant landfill and slag cooling and sorting operation was completed in mid-November 2007. The groundwater treatment system startup began in January 2008 and is expected to be fully operational within the next calendar year. The primary component of the reserve is for the estimated cost of operating the groundwater extraction and treatment system for the interim remedy over the next nine years. The Company has estimated the annual cost of operating the system to be approximately $0.5 million. These operating costs and certain other components of the Jackson reserve have been discounted utilizing a discount rate of 4.5% and an estimated inflation rate of 2.0%. Without discounting, the Company’s estimate of its Jackson remediation liability as of January 31, 2008 would be $6.3 million. In addition, on February 5, 2008, the Company met with the MDEQ to discuss the scope of a remedial investigation to determine if other portions of the site have been impacted by historical activities. The Company expects to submit a remedial investigation work plan to MDEQ for approval by the end of the second fiscal quarter. Depending on the effectiveness of the interim remedy, the final scope of the remedial investigation, the results of future operations, and regulatory concurrences, the Company may incur additional costs to implement a final site remedy and may pay costs beyond the nine-year time period currently projected for operation of the interim remedy.
Approximately 18% or $2.7 million of the Company’s total environmental reserve is currently allocated to cleanup work related to Piper Impact. In the fourth fiscal quarter of 2005, the Company sold the location on Highway 15 in New Albany, Mississippi where Piper Impact previously had operated a plant (the Highway 15 location), but as part of the sale retained environmental liability for pre-closing contamination there. The Company voluntarily implemented a state-approved remedial action plan at the Highway 15 location that includes natural attenuation together with a groundwater collection and treatment system. The Company has estimated the annual cost of operating the existing system to be approximately $0.1 million and has assumed that the existing system will continue to be effective. The primary component of the reserve is the estimated operational cost over the next 27 years, which was discounted to a net present value using a discount rate of 4.7% and an estimated inflation rate of 2.0%. The aggregate undiscounted amount of the Piper Impact remediation costs as of January 31, 2008 is $3.6 million. The Company continues to monitor conditions at the Highway 15 location and to evaluate performance of the remedy.
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
Tax Liability
As reported in its Annual Report on Form 10-K for the year ended October 31, 2007, the Company is currently involved in a case in Tax Court regarding the disallowance by the IRS of a capital loss deduction taken and the imposition of penalties and interest on the deficiency for the tax years 1997 and 1998. The Company has no expectation of the proceedings being resolved within the next twelve months. Should the IRS prevail in its disallowance of the capital loss deduction and the imposition of penalties and interest, it would result in a cash outflow by the Company of approximately $15.3 million. The Company has provided adequate reserves in the financial statements for this contingency as described in Note 13.

QUANEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other
A putative stockholder derivative and class action lawsuit was filed in state district court in Harris County, Texas relating to the spin-off of Quanex Building Products and Quanex’s merger with a subsidiary of Gerdau: Momentum Partners v. Raymond A. Jean, et al, Cause No. 2008-01592 (125th State District Court). This lawsuit is brought against the members of Quanex’s Board of Directors and Gerdau. The lawsuit also names Quanex as a “nominal defendant,” as is customary in putative derivative lawsuits. The plaintiff alleges, among other things, that the Quanex Board of Directors breached its fiduciary duties by benefiting as a result of the accelerated vesting of stock options, restricted stock and restricted stock units in the merger and that the preliminary proxy statement filed by Quanex is materially misleading and incomplete in certain ways. The lawsuit seeks an order requiring corrective disclosures to be issued and an award of money damages to either Quanex or a class of stockholders from the defendants, and the plaintiff has filed a motion with the court for a temporary restraining order to enjoin the spin-off and merger. Quanex believes that the effort to enjoin the spin-off and the merger is without merit and intends to vigorously defend this action.
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
The discussion and analysis of Quanex Corporation and its subsidiaries’ financial condition and results of operations should be read in conjunction with the January 31, 2008 and October 31, 2007 Consolidated Financial Statements of the Company and the accompanying notes. References made to the “Company” or “Quanex” include Quanex Corporation and its subsidiaries unless the context indicates otherwise.
Private Securities Litigation Reform Act
Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking” statements as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “expect,” “believe,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address future operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to volume, sales, operating income and earnings per share, and statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present projections or expectations. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws.
Factors exist that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements. Such factors include domestic and international economic activity, prevailing prices of steel and aluminum scrap and other raw material costs, the rate of change in prices for steel and aluminum scrap, energy costs, interest rates, construction delays, market conditions, particularly in the vehicular, home building and remodeling markets, any material changes in purchases by the Company’s principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company’s successful implementation of its internal operating plans, acquisition strategies and integration, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved. All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. For more information, please see Part I, Item 1A, “Risk Factors” in the Quanex Corporation Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended October 31, 2007.
Planned Merger and Separation
On November 19, 2007, the Company announced that its Board of Directors unanimously approved a merger of Quanex, consisting principally of the Vehicular Products business and all non-Building Products related corporate accounts, with a wholly-owned subsidiary of Gerdau (Gerdau) in exchange for $39.20 per share in cash. Quanex entered into a definitive agreement with Gerdau with respect to the merger on November 18, 2007. In connection with the merger, the Company will spin-off its Building Products business to its shareholders as a stand alone company called Quanex Building Products in a taxable distribution. All Quanex shareholders of record will receive one share of Quanex Building Products’ stock for each share of Quanex stock.
The merger of Quanex with a wholly-owned subsidiary of Gerdau remains subject to approval by Quanex shareholders, completion of the spin-off and other customary closing conditions. The spin and merger are expected to be completed by the end of the first quarter of calendar 2008. Until then, Quanex expects to continue to pay a regular, quarterly cash dividend on its outstanding common stock. The proposed Building Products spin-off is expected to be consummated immediately prior to completion of the Quanex Corporation/Gerdau merger and is structured as a taxable distribution at the corporate level.

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
Unless otherwise noted, the information included in this Quarterly Report on Form 10-Q relates to Quanex Corporation without giving effect to the proposed spin-off and merger.
Consolidated Results of Operations
Summary Information

	Three Months Ended January 31,
	2008	2007	Change	%
		(Dollars in millions)

Net sales	$447.6	$417.6	$30.0	7.2%
Cost of sales[1]	378.6	341.6	37.0	10.8
Selling, general and administrative	30.3	25.7	4.6	17.9
Depreciation and amortization	18.9	19.0	(0.1)	(0.5)

Operating income	19.8	31.3	(11.5)	(36.7)

Operating income margin	4.4%	7.5%	(3.1)%
Interest expense	(0.9)	(1.0)	0.1	10.0
Other, net	(6.9)	2.0	(8.9)	(445.0)
Income tax expense	(8.9)	(11.6)	2.7	23.3

Net Income	$3.1	$20.7	$(17.6)	(85.0)%

Overview
The headwinds experienced in fiscal 2007 continued into the first fiscal quarter of 2008. This was especially true related to housing with new home starts down approximately 31% compared to the first quarter of fiscal 2007. Adding to the weak housing starts, vehicle builds were down approximately 3% compared to the same period last year. New product and customer initiatives continue to help mitigate the impacts of the declining markets; however these efforts were overshadowed by $13.7 million of after-tax costs consisting of $9.2 million of convertible debenture premium settlement and $4.5 million of spin/merge transaction costs. The new product and customer initiatives are expected to continue throughout the year even in light of the tough market conditions.
The Company’s first fiscal quarter is typically the lowest quarter in terms of sales and earnings, primarily a result of reduced construction activity across the country, and the first quarter of 2008 was consistent with this seasonal pattern. In addition to growing new product and customer initiatives, management is ever more focused on costs within the Building Products segments in light of the lower operating levels. Sales volumes, average sales prices and scrap spread at the Company’s Vehicular Products segment were favorable to last year’s first quarter; however these favorable impacts were not able to offset the increased costs especially in consumable supplies experienced during the quarter. While steel scrap spreads were slightly improved versus the same period last year, they were negatively impacted by the spike in ferrous scrap costs during the most recent quarter.

[1]	Exclusive of items shown separately below.

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
Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007
Vehicular Products

	Three Months Ended January 31,
	2008	2007	Change	%
		(Dollars in millions)

Net sales	$272.6	$217.3	$55.3	25.4%
Cost of sales[1]	231.5	177.6	53.9	30.3
Selling, general and administrative	5.7	4.7	1.0	21.3
Depreciation and amortization	10.0	9.2	0.8	8.7

Operating income	$25.4	$25.8	$(0.4)	(1.6)%

Operating income margin	9.3%	11.9%	(2.6)%
Approximately 75% of the Vehicular Products segment’s products are used in light vehicle, heavy truck and off-road powertrain applications. Net sales increased in the first quarter of fiscal 2008 compared to last year in the face of a 3% reduction of light vehicle builds, principally a result of new product and customer initiatives coupled with the acquisition of Atmosphere Annealing, Inc. (AAI) in the second quarter of fiscal 2007. Higher costs for consumable supplies such as graphite electrodes and refractory, both used in melting operations, contributed to the decline in operating income. The order backlog at January 31, 2008 was 5% higher than at January 31, 2007.

[1]	Exclusive of items shown separately below.

Net sales for the first three months of 2008 were higher than the same period of 2007 due to a 7.7% increase in volume coupled with an 11.0% increase in average selling prices and an increase from the acquisition of AAI. The volume increases are attributable to new program launches and continued strength with the New American Manufacturers. Average selling prices increased from a combination of increased base selling prices and steel scrap surcharge increases.
Operating income and the operating income margin for the first quarter of 2008 decreased as a result of increased operating supply costs. The run-up in consumable supplies that has been experienced over the past few quarters shows no sign of abating. While scrap spreads were slightly improved versus the same period last year, they were negatively impacted by the spike in ferrous scrap costs during the most recent quarter. The scrap spread compression experienced in the first quarter of fiscal 2008 is expected to be recovered over time through the Company’s steel scrap surcharge mechanism when scrap costs decline below current levels. The year over year increases in selling, general and administrative and depreciation and amortization expense is attributable to AAI.
Building Products

	Three Months Ended January 31,
	2008	2007	Change	%
		(Dollars in millions)

Engineered BP net sales	$87.3	$98.8	$(11.5)	(11.6)%
Aluminum Sheet BP net sales	92.1	105.2	(13.1)	(12.5)

Net sales	179.4	204.0	(24.6)	(12.1)
Cost of sales[1]	151.5	167.8	(16.3)	(9.7)
Selling, general and administrative	11.5	12.1	(0.6)	(5.0)
Depreciation and amortization	8.9	9.7	(0.8)	(8.2)

Engineered BP operating income	1.9	3.8	(1.9)	(50.0)
Aluminum Sheet BP operating income	5.6	10.6	(5.0)	(47.2)

Operating income	$7.5	$14.4	$(6.9)	(47.9)%

Engineered BP operating income margin	2.2%	3.8%	(1.6)%
Aluminum Sheet BP operating income margin	6.1%	10.1%	(4.0)%
Operating income margin	4.2%	7.1%	(2.9)%
The primary market drivers for both the Engineered Building Products segment and Aluminum Sheet Building Products segment are North American housing starts and residential remodeling activity. The primary drivers were down for the three month period ended January 31, 2008 compared to the same period of 2007, with housing starts estimated to be down approximately 31% during the first three months of the fiscal year. The Building Products operations continued to outperform the market with sales decreasing far less compared to the 31% market decline.
The decrease in net sales at the Engineered Building Products segment for the three months ended January 31, 2008 was entirely due to reduced volumes attributable to the continued falloff of housing starts. The Engineered Building Products segment continues to realize benefits from new programs started in fiscal 2007 that are expected to contribute to the remainder of fiscal 2008 operations. The decrease in net sales at the Aluminum Sheet Building Products segment for the first quarter of fiscal 2008 was the result of a 5.0% volume decrease due to the very soft primary and secondary markets coupled with a 7.9% decrease in average selling price. The reduction in the average selling price at the Aluminum Sheet Building Products segment is principally related to the reduction in aluminum ingot prices on the London Metals Exchange (LME). Toward the end of the first quarter, aluminum LME pricing was beginning to trend upward.

[1]	Exclusive of items shown separately below.

Operating income and the corresponding margin decreased at both the Engineered Building Products and Aluminum Sheet Building Products segments for the three months ended January 31, 2008 as a direct result of the grim construction market. First quarter results tend to be the lowest given the reduced construction that takes place during the winter months, but this year’s seasonality was further exacerbated by the well publicized declines in the housing market. The impact of fixed expense de-leveraging at these lower volume levels is especially difficult during the slow first quarter. The second quarter always is expected to outpace the first quarter as the spring building picks up in earnest and this year is expected to be no different. The Aluminum Sheet Building Products also experienced compressed spreads due to a poor mix and the relatively low aluminum prices. Over time, material spreads are highly correlated with aluminum ingot prices.
Corporate and Other

	Three Months Ended January 31,
	2008	2007	Change	%
	(Dollars in millions)

Net sales	$(4.4)	$(3.7)	$(0.7)	(18.9%)
Cost of sales[1]	(4.4)	(3.8)	(0.6)	(15.8)
Selling, general and administrative	13.1	8.9	4.2	47.2
Depreciation and amortization	—	0.1	(0.1)	(100.0)

Operating income	$(13.1)	$(8.9)	$(4.2)	(47.2%)

Corporate and other operating expenses, which are not in the segments mentioned above, include inter-segment eliminations, the consolidated LIFO inventory adjustments (calculated on a combined pool basis), and corporate office expenses. Net sales amounts represent inter-segment eliminations between the Engineered Building Products segment and the Aluminum Sheet Building Products segment with an equal and offsetting elimination in cost of sales. Selling, general and administrative costs were higher during the three months ended January 31, 2008 compared to the same 2007 period as the Company incurred $4.5 million of spin-off and merger related transaction costs. The transaction costs incurred include investment banking fees, attorney fees and external accountant fees. For the three months ended January 31, 2008, the Company recognized $0.7 million of additional mark-to-market expense associated with the Deferred Compensation Plan while at the same time realized a $1.4 million decrease in stock option expense. The increased mark-to-market expense resulted from the increase in the Company’s common stock price since October 31, 2007. The reduced stock option expense is attributable to the fact that the Company did not complete its annual grants in December 2007 because of the pending merger transaction.
Other items
Interest expense for the three months ended January 31, 2008 decreased $0.1 million from the same period a year ago as a result of a slightly less debt outstanding during the quarter.
Other, net for the three months ended January 31, 2008 was a loss of $6.9 million compared to income of $2.0 million in the first quarter of 2007. During first quarter 2008, the Company incurred a $9.7 million loss on the early extinguishment of $9.4 million of Debenture principal. Other, net also includes interest income earned on the Company’s cash and equivalents and other short-term investments and changes associated with the cash surrender value of company owned life insurance.
The Company’s effective tax rate increased to 74.2% for the three months ended January 31, 2008 compared to 36.0% during the same period of 2007, respectively. The higher effective rate in 2008 is primarily attributable to the predominately nondeductible loss on early extinguishment of its Debentures coupled with the transaction costs which are also nondeductible for tax purposes.

[1]	Exclusive of items shown separately below.

Outlook
Current demand in the Company’s two end markets, housing and automotive, is expected to remain soft, and the outlook for the next couple of quarters remains guarded.
For fiscal 2008, total North American light vehicle builds are expected to be down 3% compared to 2007. At the Vehicular Products segment, MACSTEEL expects to meet or slightly exceed fiscal 2007 shipment levels based in part on the strength of new programs with the Big Three and transplant automotive customers. However, higher indirect material costs are expected to continue to negatively impact the operating income of the segment. Therefore, the Vehicular Products segment is expected to generate results around the low end of its current fiscal 2008 guidance of $140 million to $150 million of operating income.
For the Building Products segment, the housing market correction appears it has further to go. Housing starts in calendar 2008 are now expected to lag 2007 starts by more than 30% as the market struggles with a high home inventory overhang and tougher credit requirements by mortgage lenders. Demand from our Engineered Products customers is expected to remain weak as the sentiment of many of our major customers regarding the market deteriorated during the quarter. At Nichols Aluminum, quarterly volumes are expected to lag year ago periods for most of fiscal 2008. Spread at Nichols, however, has the potential to rise over the balance of the year in response to increasing aluminum prices. While Quanex anticipates its Building Products segment will continue to outperform the market, the Company now expects the segment to perform around the bottom of its fiscal 2008 guidance of $80 million to $95 million of operating income.
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
At January 31, 2008 and October 31, 2007, the Company had no borrowings under the Credit Facility. The aggregate availability under the Credit Facility was $337.7 million at January 31, 2008, which is net of $12.3 million of outstanding letters of credit.
At January 31, 2008 and October 31, 2007, the Company had $115.6 million and $125.0 million, respectively, outstanding 2.50% Senior Convertible Debentures due May 15, 2034 (the Debentures). During the first fiscal quarter 2008, certain holders elected to convert $9.4 million principal of Debentures. The Company paid $18.8 million to settle these conversions, including the excess conversion obligation (stock price in excess of conversion price) which the Company opted to settle in cash. The Debentures are classified as current as the Company reasonably expects that the Debentures will be settled within twelve months. As described in Note 8 of Item 1, excluding the first fiscal quarter of fiscal 2007, the Debentures have been convertible effective May 1, 2005 and continue to be convertible though the quarter ending April 30, 2008, as the closing price of the Company’s common stock exceeded the contingent conversion price during the applicable periods. As further described in Note 8 of Item 1, the Company retains its option to satisfy any excess conversion obligation with either shares, cash or a combination of shares and cash. Based on the January 31, 2008 stock price of $52.41, if the remaining $115.6 million in outstanding Debentures is converted and if the Company elects to settle the excess conversion obligation entirely in cash, the total cash required (including principal and excess conversion obligation) would be $240.7 million. The amount of cash settlement changes $4.6 million for every $1 change in the Company’s stock price.
The Company believes that it has sufficient funds and adequate financial resources available to meet its anticipated liquidity needs. The Company also believes that cash flow from operations, cash balances and available borrowings will be sufficient in the next twelve months and foreseeable future to finance anticipated working capital requirements, capital expenditures, debt service requirements, environmental expenditures, and dividends.
The Company’s working capital was $259.9 million on January 31, 2008 compared to $227.2 million on October 31, 2007. The net increase of $32.7 million is primarily attributable to a $15.4 million reduction in accrued liabilities, the payment of $9.4 million of Debenture principal, and a reduction of $8.5 million in income taxes payable. The reduction in accrued liabilities reflects the payment of annual bonuses and annual customer incentives, which are both normally made during the first fiscal quarter. Conversion capital (accounts receivable plus inventory less accounts payable) of $194.5 million as of January 31, 2008 approximated conversion capital of $192.4 million as of October 31, 2007.

The following table summarizes the Company’s cash flow results for the three months ended January 31, 2008 and 2007:

	Three Months ending
	January 31,
	2008	2007
	(In millions)
Cash flows from operating activities	$24.1	$65.9
Cash flows from investing activities	$32.9	$(49.8)
Cash flows from financing activities	$(19.5)	$(4.2)
Highlights from our cash flow results for the three months ended January 31, 2008 and 2007 are as follows:
Operating Activities
The decrease of $41.8 million in cash provided by operating activities for the first quarter of fiscal 2008 compared to the first quarter of 2007 relates primarily to conversion capital (accounts receivable plus inventory less accounts payable), $3.6 million of cash spent on transaction related items in 2008, and the impacts of the declining markets on the Company’s operating income. The $27.5 million increase in cash used for conversion capital principally corresponds to rising prices for inventory during the first quarter of 2008 coupled with declining inventory levels during the comparable prior year period.
Investing Activities
Cash flows from investing activities increased $82.7 million during the three months ended January 31, 2008 compared to the same period of fiscal 2007. In the first quarter of fiscal 2007, the Company began investing in auction rate securities, which are highly liquid, variable-rate debt securities. During the first quarter 2007, the Company purchased $40.0 million of such securities. In contrast, during the first quarter 2008 the Company liquidated its remaining $40.0 million of auction rate securities. The Company does not anticipate investing in auction rate securities or similar investments in the near term.
Capital spending in the first quarter of 2008 totaled $7.2 million, which was slightly down from prior year’s quarter by $2.5 million. The Company estimates that fiscal 2008 capital expenditures will range from $30.0 million to $40.0 million which approximates 2007 spending in aggregate. At January 31, 2008, the Company had commitments of approximately $9.2 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures with cash flow from operations.
Financing Activities
The Company consumed $15.3 million more for financing activities during the three months ended January 31, 2008 compared to the same prior year period primarily due to conversion of a portion of the Company’s Debentures. During the first fiscal quarter 2008, certain holders elected to convert $9.4 million principal of Debentures. The Company paid $18.8 million to settle these conversions, including the premium which the Company opted to settle in cash. Partially offsetting this is a $3.5 million increase in cash and tax benefits received related to stock option exercises during the first three months of fiscal 2008 compared to the first three months of fiscal 2007. During the first quarter 2008 and 2007, the Company paid $5.2 million in dividends as the quarterly cash dividend during both of these periods was $0.14 per share. Until the Building Products spin-off and related Gerdau merger transaction is consummated, Quanex expects to continue to pay a regular, quarterly cash dividend on its outstanding common stock. Under the Gerdau merger agreement, regular quarterly cash dividends may not exceed $0.14 per share per fiscal quarter.

Critical Accounting Estimates
In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, inventory, long-lived assets, environmental contingencies, insurance, U.S. pension and other post-employment benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management believes the critical accounting estimates listed and described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2007 Annual Report on Form 10-K are the most important to the fair presentation of the Company’s financial condition and results. These policies require management’s significant judgments and estimates in the preparation of the Company’s consolidated financial statements. There have been no significant changes to the Company’s critical accounting estimates since October 31, 2007.
New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157, as it relates to financial assets and financial liabilities, becomes effective for fiscal years beginning after November 15, 2007 (as of November 1, 2008 for the Company). On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008 )as of November 1, 2009 for the Company). Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.
In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1) which is effective for fiscal years beginning after December 15, 2006 (as of November 1, 2007 for the Company). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company has adopted the direct expensing method, under which the costs of planned major maintenance activities are expensed in the period in which the costs are incurred. The condensed consolidated financial statements for January 31, 2007 have been adjusted to apply the new method retrospectively. The application of FSP AUG AIR-1 will effect our fiscal 2007 interim period reporting but will not result in a cumulative effect adjustment to our annual consolidated financial statements. Additionally, the application of FSP AUG AIR-1 only impacted the Vehicular Products Segment. The following tables illustrate the affect of applying the direct expensing method on individual line items in the condensed consolidated financial statements:

	Before		After
	Application		Application
Condensed Consolidated Statement of Income	of FSP AUG		of FSP AUG
for the three months ended January 31, 2007	AIR-1	Adjustment	AIR-1
	(In thousands, except per share data)
Net sales	$417,641	$—	$417,641
Cost of sales	342,565	(951)	341,614
Operating income	30,381	951	31,332
Income tax expense	(11,275)	(342)	(11,617)
Net income	20,045	609	20,654

Basic earnings per common share	$0.54	$0.02	$0.56

Diluted earnings per common share	$0.53	$0.02	$0.55
The effect of applying the direct expensing method retrospectively will result in an increase in net income of $0.6 million, or $0.02 per basic and diluted share, for the three months ended January 31, 2007. The adoption of FSP AUG AIR-1 will not have an impact on full year net income or full year earnings per share for fiscal year 2007.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance for classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. FIN 48 permits an entity to recognize interest related to tax uncertainties as either income taxes or interest expense. FIN 48 also permits an entity to recognize penalties related to tax uncertainties as either income tax expense or within other expense classifications. FIN 48 was effective for annual periods beginning after December 15, 2006 and the Company adopted FIN 48 effective November 1, 2007. Consistent with its past practice, the Company continues to recognize interest and penalties as income tax expense. Upon adoption, the Company recorded the cumulative effect of the change in accounting principle of $1.9 million as an increase to retained earnings. The impact of the adoption is more fully disclosed in Note 13 of Item 1.
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
At January 31, 2008, the Company had fixed-rate debt totaling $115.7 million or 97% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $3.9 million, or 3% of total debt at January 31, 2008. Based on the floating-rate obligations outstanding at January 31, 2008, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $39 thousand.

Commodity Price Risk
The Vehicular Products segment has a scrap and an alloy surcharge program in place, which is a practice that is well established within the engineered steel bar industry. The scrap surcharge is based on a three city, one- or three- month trailing average of #1 bundle scrap prices. The alloy surcharge is based on three-month trailing average alloy prices from a widely quoted industry publication. The Company’s long-term exposure to changes in scrap and alloy costs is significantly reduced because of the surcharge program. Over time, the Company recovers the majority of its scrap and alloy cost increases, though there is a level of exposure to short-term volatility because of this lag. As mentioned previously, the segment’s alloy surcharge is a three-month trailing average. Prior to fiscal 2006, the segment’s scrap surcharge was based on a three-month trailing average. However, for steel scrap surcharges beginning during the first quarter of 2006, Quanex moved the majority of the accounts to a one-month cycle. Currently, approximately 90% of the accounts, representing about 75% of shipments, are on a one-month cycle. Reducing the adjustment period from three months to one month generally reduces the segment’s margin volatility.
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
Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2008 and 2007, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. At January 31, 2008, there were seven open LME forward contracts associated with metal exchange derivatives covering notional volumes of 1.3 million pounds with a fair value mark-to-market net gain of approximately $68 thousand. At October 31, 2007 there were 14 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 2.8 million pounds with a fair value mark-to-market net loss of approximately $49 thousand. These contracts are not designated as hedging instruments, and any mark-to-market net gain or loss is recorded in cost of sales with the offsetting amount reflected as a current asset or liability on the balance sheet.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2008, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
A putative stockholder derivative and class action lawsuit was filed in state district court in Harris County, Texas relating to the spin-off of Quanex Building Products and the Quanex merger with a subsidiary of Gerdau: Momentum Partners v. Raymond A. Jean, et al., Cause No. 2008-01592 (125th State District Court). This lawsuit is brought against the members of Quanex’s Board of Directors and Gerdau. The lawsuit also names Quanex as a “nominal defendant,” as is customary in putative derivative lawsuits. The plaintiff alleges, among other things, that the Quanex Board of Directors breached its fiduciary duties by benefiting as a result of the accelerated vesting of options, restricted stock and restricted stock units in the merger and that the preliminary proxy statement filed by Quanex is materially misleading and incomplete in certain ways. The lawsuit seeks an order requiring corrective disclosures to be issued and an award of money damages to either Quanex or a class of stockholders from the defendants, and the plaintiff has filed a motion with the court for a temporary restraining order to enjoin the spin-off and merger.
Item 1A. Risk Factors
There have been no material changes in the Company’s Risk Factors as set forth in Item 1A of the Company’s Form 10-K for the fiscal year ended October 31, 2007.
Item 6. Exhibits

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of December 20, 2007, by and among Gerdau S.A., Gerdau Delaware, Inc. and Quanex Corporation, filed as Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725), dated November 20, 2007, and incorporated herein by reference.

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 20, 2007, by and among Gerdau S.A., Gerdau Delaware, Inc. and Quanex Corporation, filed as Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725), dated December 24, 2007, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of the Registrant dated as of November 10, 1995, filed as Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1995 and incorporated herein by reference.

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant dated as of February 27, 1997, filed as Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.3	Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant dated as of April 15, 1999, filed as Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.4	Certificate of Correction of Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated as of April 16, 1999, filed as Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.5	Amended and Restated Bylaws of the Registrant, as amended May 31, 2007, filed as Exhibit 3.5 of the Registrant’s Quarterly Report on Form 10-Q (Reg No. 001-05725) for the quarter ended April 30, 2007, and incorporated herein by reference.

3.6	Certificate of Amendment to Restated Certificate of Incorporation, dated as of February 27, 2007, filed as Exhibit 3.6 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 2007 and incorporated herein by reference.

Exhibit
Number	Description of Exhibits
4.1	Form of Registrant’s Common Stock certificate, filed as Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 1987, and incorporated herein by reference.

4.2	Indenture dated as of May 5, 2004 between Quanex Corporation and Union Bank of California, N.A. as trustee relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004, and incorporated herein by reference.

4.3	Registration Rights Agreement dated as of May 5, 2004 among Quanex Corporation, Credit Suisse First Boston LLC, Bear, Stearns & Co. Inc., Robert W. Baird & Co. Incorporated, and KeyBanc Capital Markets relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004, and incorporated herein by reference.

4.4	Third Amended and Restated Rights Agreement dated as of September 15, 2004, between the Registrant and Wells Fargo Bank, N.A. as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated September 17, 2004, and incorporated herein by reference.

4.5	Supplemental Indenture dated as of January 25, 2005 by and between the Company and Union Bank of California, N.A., as trustee, to the indenture governing the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated January 26, 2005, and incorporated herein by reference.

4.6	Credit Agreement dated as of September 29, 2006, among the Company, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain lender parties, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated September 29, 2006 and incorporated herein by reference.

*4.7	First Amendment to Indenture between Quanex Corporation and Union Bank of California, N.A., dated February 25, 2008.

10.1	Distribution Agreement, dated as of December 19, 2007, among Quanex Corporation, Quanex Building Products LLC and Quanex Building Products Corporation, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725), dated December 24, 2007, and incorporated herein by reference.

10.2	Tax Matters Agreement, dated as of December 19, 2007, among Quanex Corporation, Quanex Building Products LLC and Quanex Building Products Corporation, filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725), dated December 24, 2007, and incorporated herein by reference.

10.3	Transition Services Agreement, dated as of December 19, 2007, between Quanex Corporation and Quanex Building Products LLC, filed as Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725), dated December 24, 2007, and incorporated herein by reference.

10.4	Employee Matters Agreement, dated as of December 19, 2007, by and among Quanex Corporation, Quanex Building Products LLC and Quanex Building Products Corporation, filed as Exhibit 10.4 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725), dated December 24, 2007, and incorporated herein by reference.

* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QUANEX CORPORATION

/s/ Thomas M. Walker Thomas M. Walker
Date: March 4, 2008	Senior Vice President — Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of December 20, 2007, by and among Gerdau S.A., Gerdau Delaware, Inc. and Quanex Corporation, filed as Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725), dated November 20, 2007, and incorporated herein by reference.

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 20, 2007, by and among Gerdau S.A., Gerdau Delaware, Inc. and Quanex Corporation, filed as Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725), dated December 24, 2007, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of the Registrant dated as of November 10, 1995, filed as Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1995 and incorporated herein by reference.

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant dated as of February 27, 1997, filed as Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.3	Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant dated as of April 15, 1999, filed as Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.4	Certificate of Correction of Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated as of April 16, 1999, filed as Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-05725) for the fiscal year ended October 31, 1999 and incorporated herein by reference.

3.5	Amended and Restated Bylaws of the Registrant, as amended May 31, 2007, filed as Exhibit 3.5 of the Registrant’s Quarterly Report on Form 10-Q (Reg No. 001-05725) for the quarter ended April 30, 2007, and incorporated herein by reference.

3.6	Certificate of Amendment to Restated Certificate of Incorporation, dated as of February 27, 2007, filed as Exhibit 3.6 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended January 31, 2007 and incorporated herein by reference.

4.1	Form of Registrant’s Common Stock certificate, filed as Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 1987, and incorporated herein by reference.

4.2	Indenture dated as of May 5, 2004 between Quanex Corporation and Union Bank of California, N.A. as trustee relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004, and incorporated herein by reference.

4.3	Registration Rights Agreement dated as of May 5, 2004 among Quanex Corporation, Credit Suisse First Boston LLC, Bear, Stearns & Co. Inc., Robert W. Baird & Co. Incorporated, and KeyBanc Capital Markets relating to the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-05725) for the quarter ended April 30, 2004, and incorporated herein by reference.

Exhibit
Number	Description of Exhibits
4.4	Third Amended and Restated Rights Agreement dated as of September 15, 2004, between the Registrant and Wells Fargo Bank, N.A. as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated September 17, 2004, and incorporated herein by reference.

4.5	Supplemental Indenture dated as of January 25, 2005 by and between the Company and Union Bank of California, N.A., as trustee, to the indenture governing the Company’s 2.50% Convertible Senior Debentures due May 15, 2034, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated January 26, 2005, and incorporated herein by reference.

4.6	Credit Agreement dated as of September 29, 2006, among the Company, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain lender parties, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725) dated September 29, 2006 and incorporated herein by reference.

*4.7	First Amendment to Indenture between Quanex Corporation and Union Bank of California, N.A., dated February 25, 2008.

10.1	Distribution Agreement, dated as of December 19, 2007, among Quanex Corporation, Quanex Building Products LLC and Quanex Building Products Corporation, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725), dated December 24, 2007, and incorporated herein by reference.

10.2	Tax Matters Agreement, dated as of December 19, 2007, among Quanex Corporation, Quanex Building Products LLC and Quanex Building Products Corporation, filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725), dated December 24, 2007, and incorporated herein by reference.

10.3	Transition Services Agreement, dated as of December 19, 2007, between Quanex Corporation and Quanex Building Products LLC, filed as Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725), dated December 24, 2007, and incorporated herein by reference.

10.4	Employee Matters Agreement, dated as of December 19, 2007, by and among Quanex Corporation, Quanex Building Products LLC and Quanex Building Products Corporation, filed as Exhibit 10.4 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-05725), dated December 24, 2007, and incorporated herein by reference.

* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith